Form 10-Q
period 1998-09-30
CONTINENTAL RESOURCES INC
filed 1998-12-14
CIK 732834

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

            For the quarterly period ended SEPTEMBER 30, 1998

                                   OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  333-61547

                       CONTINENTAL RESOURCES, INC.
         (Exact name of registrant as specified in its charter)


           Oklahoma                                    73-0767549
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)


302 N. Independence, Suite 300, Enid, Oklahoma            73701
 (Address of principal executive offices)               (Zip Code)


                                 (580) 233-8955
          (Registrant's telephone number, including area code)

                                     NONE
         (Former name, former address and former fiscal year, if
                        change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes            No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                    Outstanding as of December 11, 1998
Common Stock, $1.00 par value                      49,041

                              INDEX

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets
           for the period ended September 30, 1998 and the year ended December 31, 1997

           Consolidated Condensed Statements of Operations for the 3 months ended September 30, 1998 and the year ended December 31, 1997

           Consolidated Condensed Statements of Operations for the 9 months ended September 30, 1998 and for the 9 months ended September 30, 1997

           Consolidated Condensed Statements of Cash Flows for the 9 months ended September 30, 1998 and for the 9 months ended September 30, 1997


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.    Financial Information

ITEM 1. FINANCIAL STATEMENTS

               CONTINENTAL RESOURCES, INC.  AND SUBSIDIARY
                CONSOLIDATED  CONDENSED  BALANCE  SHEETS
                         (dollars in thousands)
                                 ASSETS
                                        (Unaudited)
                                       September  30,     December 31,
                                            1998             1997
                                       --------------     ------------
CURRENT  ASSETS:
  Cash                                 $    4,188         $    1,301
  Accounts receivable-
    Oil and gas sales                       6,366             11,432
    Joint interest and other, net           7,838             13,711
  Inventories                               5,594              3,549
  Prepaid expenses                            211                383
  Advances to affiliates                        0                 59
                                       ----------         ----------
       Total current assets                24,197             30,435
                                       ----------         ----------

PROPERTY AND EQUIPMENT:
  Oil and gas properties
      Producing properties                238,664            195,785
      Nonproducing leaseholds              48,495             17,047
  Gas gathering and processing facilities  23,542             20,795
  Service properties, equipment and other  14,121             12,849
                                       ----------         ----------
       Total property and equipment       324,822            246,476
       Less--Accumulated depreciation,
        depletion and amortization       (114,184)           (88,559)
                                       ----------         ----------
       Net property and equipment         210,638            157,917
                                       ----------         ----------
OTHER ASSETS:
  Debt issuance costs                       9,180                  0
  Other assets                                540                 34
                                       ----------         ----------
       Total other assets                   9,720                 34
                                       ----------         ----------
       Total assets                    $  244,555         $  188,386
                                       ==========         ==========

                 LIABILITIES   AND  STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:
  Accounts payable                     $    9,822         $   19,614
  Current portion of long-term debt           315                315
  Revenues and royalties payable            3,796              7,497
  Accrued liabilities and other             4,453              3,165
                                       ----------         ----------
       Total current liabilities           18,386             30,591
                                       ----------         ----------

LONG-TERM DEBT, net of current portion    156,405             79,317

OTHER NONCURRENT LIABILITIES                  205                214

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value, 75,000 shares
   authorized, 49,041 and 49,045 shares
   issued at September 30, 1998, and
   December 31, 1997, respectively
   and 49,041 shares outstanding               49                 49
  Additional paid-in-capital                2,721              2,731
  Treasury stock, 4 shares, at
   December 31, 1997, at cost                   0                (10)
  Retained earnings                        66,789             75,494
                                       ----------         ----------
       Total stockholders' equity          69,559             78,264
                                       ----------         ----------
       Total liabilities and
        stockholders' equity            $ 244,555          $ 188,386
                                       ==========         ==========

The accompanying notes are an integral part of these consolidated balance sheets.

                CONTINENTAL RESOURCES, INC. AND SUBSIDIARY
             CONSOLIDATED CONDENSED  STATEMENTS OF OPERATIONS
                               (Unaudited)
              (dollars in thousands, except per share data)
                                        Three Months Ended September 30,
                                        --------------------------------
                                             1998               1997
                                           --------           --------
REVENUES:
  Oil and gas sales                        $ 14,316           $ 18,798
  Crude oil marketing                       123,587                  0
  Gathering, marketing and processing         3,808              4,446
  Oil and gas service operations              1,928              1,318
                                           --------           --------
       Total revenues                       143,639             24,562
                                           --------           --------

OPERATING COSTS AND EXPENSES:
  Production expenses and taxes               7,410              4,232
  Exploration expenses                        1,499              1,333
  Crude oil marketing purchases and
   expenses                                 119,859                  0
  Gathering, marketing and processing         3,702              4,230
  Oil and gas service operations                614                825
  Depreciation, depletion and amortization   10,818              8,113
  General and administrative                  2,424              2,498
                                           --------           --------
       Total operating costs and expenses   146,326             21,231
                                           --------           --------
OPERATING INCOME (LOSS)                      (2,687)             3,331
                                           --------           --------
OTHER INCOME AND EXPENSES
  Interest income                               155                 72
  Interest expense                           (3,117)              (879)
  Other income (expense), net                   443              7,411
                                           --------           --------
       Total other income and (expenses)     (2,519)             6,604
                                           --------           --------

INCOME (LOSS) BEFORE INCOME TAXES            (5,206)             9,935

INCOME TAX                                        0                  0
                                           --------           --------

NET INCOME (LOSS)                           ($5,206)           $ 9,935
                                           ========           ========

EARNING (LOSS) PER COMMON SHARE            ($106.15)           $202.59
                                           ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                CONTINENTAL RESOURCES, INC. AND SUBSIDIARY

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)
              (dollars in thousands, except per share data)
                                        Nine Months Ended September 30,
                                        -------------------------------
                                              1998           1997
                                            --------       --------
REVENUES:
  Oil and gas sales                         $ 45,606       $ 57,933
  Crude oil marketing                        123,587              0
  Gathering, marketing and processing         13,612         19,968
  Oil and gas service operations               4,991          5,033
                                            --------       --------

        Total revenues                       187,796         82,934
                                            --------       --------
OPERATING COSTS AND EXPENSES:
  Production expenses and taxes               16,484         14,853
  Exploration expenses                         4,149          4,743
  Crude oil marketing purchases and expenses 119,859              0
  Gathering, marketing and processing         12,111         17,103
  Oil and gas service operations               2,438          2,680
  Depreciation, depletion and amortization    27,301         24,826
  General and administrative                   7,338          6,484
                                            --------       --------
       Total operating costs and expenses    189,680         70,689
                                            --------       --------

OPERATING INCOME (LOSS)                       (1,884)        12,245
                                            --------       --------

OTHER INCOME AND EXPENSES
  Interest income                                935            175
  Interest expense                            (8,291)        (3,192)
  Other income (expense), net                    535          8,097
                                            --------       --------
       Total other income and (expenses)      (6,821)         5,080
                                            --------       --------
INCOME (LOSS) BEFORE INCOME TAXES             (8,705)        17,325

INCOME TAX BENEFIT                                 0         (8,941)
                                            --------       --------

NET INCOME (LOSS)                           ($ 8,705)      $ 26,266
                                            ========       ========

EARNINGS (LOSS) PER COMMON SHARE            ($177.51)       $535.57
                                            ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

               CONTINENTAL RESOURCES, INC.  AND SUBSIDIARY

             CONSOLIDATED CONDENSED  STATEMENTS OF CASH FLOWS
                               (Unaudited)
                         (dollars in thousands)
                                        Nine Months Ended September 30,
                                        -------------------------------
                                           1998                 1997
                                         ---------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                        ($  8,705)           $ 26,266
Adjustments to reconcile net income to
 net cash provided by operating
 activities--
  Depreciation, depletion and amortization  27,300              24,826
  (Gain) loss on sale of assets                (56)                127
  Dry hole cost and impairment of
   undeveloped leases                        1,262               2,239
  Deferred income taxes                         --             (11,343)
  Other noncurrent assets                      (22)               (332)
Changes in current assets and liabilities--
  (Increase) decrease in accounts
   receivable                               10,445                (357)
  (Increase) decrease in inventories        (2,046)                (69)
  (Increase decrease in prepaid income
   taxes and expenses                          172               3,097
  Increase (decrease) in accounts payable   (9,791)              5,934
  Increase (decrease) in revenues and
   royalties payable                        (3,701)             (1,974)
  Increase (decrease) in accrued
   liabilities and other                     1,289                (479)
                                          --------            --------
       Net cash provided by operating
        activities                          16,147              47,935
                                          --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development              (34,688)            (47,678)
  Gas gathering and processing facilities
   and service properties, equipment
   and other                                (4,136)            (14,067)
  Purchase of producing properties         (85,100)               (205)
  Proceeds from sale of assets              42,972               2,011
  Advances from (to) affiliates                 59              (2,960)
                                          --------            --------
       Net cash used in investing
        activities                         (80,893)            (62,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                     -                 (10)
  Proceeds from line of credit and other   265,515              39,050
  Repayment of line of credit and other   (188,427)            (26,000)
  Debt issuance costs                       (9,455)                  -
                                          --------            --------
       Net cash provided by financing
        activities                          67,633              13,040
                                          --------            --------

NET INCREASE (DECREASE) IN CASH              2,887              (1,924)

CASH, beginning of period                    1,301               3,320
                                          --------            --------

CASH, end of period                       $  4,188            $  1,396
                                          ========            ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                             --            $    300
  Interest paid                           $  8,291            $  3,192

The accompanying notes are an integral part of these consolidated financial statements.

               CONTINENTAL  RESOURCES, INC.  AND SUBSIDIARY

    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.  CONTINENTAL RESOURCES, INC.'S FINANCIAL STATEMENTS

In the opinion of Continental Resources, Inc. ("CRI" or the "Company") the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1998 and the results of operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The financial statements for the interim periods presented do not contain all information required by generally accepted accounting principles. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Form S-4 Registration Statement (No. 333-61547), Inc. which was filed with the Securities and Exchange Commission on Tuesday, November 9, 1998.

2.  LONG-TERM DEBT:

Long-term debt as of September 30, 1998 and December 31, 1997 consists of the following:

                                             1998                 1997
                                             ----                 ----
                                              (dollars in thousands)
Senior subordinated notes                  $150,000            $      0
Line of credit agreement                      3,000              53,725
Notes payable to majority stockholder             0              21,950
Notes Payable to General Electric Capital
  Corporation                                 3,655               3,866
Capital Lease agreements                         65                  91
                                           --------            --------
  Outstanding Debt                          156,720              79,632
Less--Current portion                           315                 315
                                           --------            --------
  Total long-term debt                     $156,405             $79,317
                                           ========            ========

On July 24, 1998, the Company issued $150.0 million of 10.25% Senior
Subordinated Notes due August 1, 2008 (the "Notes") in a private offering pursuant to Rule 144A. Upon issuance of the Notes and payment of the outstanding line of credit of $160.3 million, the line of credit agreement was amended to a $75.0 million revolving credit facility (the "Credit Facility") with a $75.0 million borrowing base. As of November 1, 1998 the Company has borrowed $3.0 million against this Credit Facility. The next scheduled borrowing base determination date is December 1, 1998.

3. CRUDE OIL MARKETING:

On July 1, 1998, the Company began entering into third party contracts to purchase and resale crude oil at prices based on current month NYMEX prices, current posting prices or at a stated contract price. Purchases and sales are recorded at the stated contract price. During the third quarter ended September 30, 1998, the Company had revenues of $123.6 million on purchases of $119.7 million, while incurring expenses of $.2 million, resulting in a margin from crude oil marketing activities during the quarter of $3.7 million. Due to current market conditions the Company expects purchases and expenses to equal revenues, resulting in no income for the fourth quarter of 1998.

4.  GUARANTOR SUBSIDIARIES

The Company's wholly owned subsidiaries have guaranteed the Notes and the Credit Facility. The following is a summary of the financial information of guarantor subsidiaries as of September 30, 1998.


     AS OF SEPTEMBER 30, 1998
                                         (dollars in thousands)
     Current assets                      $       2,989
     Noncurrent assets                          21,622
                                         -------------
          Total assets                   $      24,611
                                         =============

     Current liabilities                 $      12,823
     Stockholder's equity                       11,788
                                         -------------
          Total liabilities and
           stockholder's equity          $      24,611
                                         =============

     FOR THE PERIOD ENDED SEPTEMBER 30, 1998     3 Months      9 Months
                                                 (dollars in thousands)
     Total revenues                              $  4,422      $ 16,106
     Operating costs and expenses                   5,101        16,602
                                                 --------      --------
       Operating income                              (679)         (496)
       Other income and (expenses)                   (180)         (446)
                                                 --------      --------
       Net income                                $   (859)     $   (942)
                                                 ========      ========

At September 30, 1998, current liabilities payable to the Company totaled approximately $8.9 million. For the three months and nine ended September 30, 1998, depreciation, depletion and amortization included in operating costs totaled approximately $0.6 million and $1.5 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated condensed financial statements and the notes thereto appearing elsewhere in this report. The Company's operating results for the periods discussed may not be indicative of future performance. In the text below, financial statement numbers have been rounded, however, the percentage changes are based on unrounded amounts.

RESULTS OF OPERATIONS

REVENUES

  GENERAL

Revenues, excluding crude oil marketing, have decreased $5.3 million, or 21%, to $20.0 million during the three months ended September 30, 1998 from $25.3 million during the comparable period in 1997. The decrease is attributable to lower oil prices. During the three month period ended September 30, 1998, the Company began marketing crude oil that had been purchased from third parties. This activity generated an additional $123.6 million in revenue to the Company for the period.

Revenues from  operations, excluding crude oil marketing, in the nine month period ended September 30, 1998 were $64.2 million, a decrease of $19.5 million, or 23%, compared to September 30, 1997 year to date revenues of $83.7 million. Revenues from third party crude oil marketing were $123.6 million.

  OIL AND GAS

Oil and gas sales revenue for the three months ended September 30, 1998 decreased $4.5 million, or 24%, to $14.3 million from $18.8 million during the comparable period in 1997. Oil production increased by 121 MBbls to 1,013 MBbls, or 14%, for the three months ended September 30, 1998 from 892 MBbls for the comparable period in 1997. The production increase was mainly due to the acquisition of the Worland Field properties (the "Worland Field Acquisition") which was effective as of June 1, 1998 and contributed 96 MBbls of oil production during the third quarter of 1998. The additional increase in oil volumes is due to production from wells drilled and completed during the second half of 1997 and during 1998. Oil prices decreased to a ten year low of $11.25/Bbl, or 36%, during the three months ended September 30, 1998 from $17.60/Bbl, the comparable 1997 period price. Gas sales decreased $0.2 million, or 6%, from $3.1 million during the period in 1997 to $2.9 million during the period in 1998. Gas production for the period increased 199 mmcf, or 14%, due to the Worland Field Acquisition. Gas production in other areas increased 284 mmcf to 1,655 mmcf in 1998 from 1,371 mmcf in 1997, a 21% increase. The increase in production for the period was offset by a 26% decrease in gas prices to $1.70/mcf in 1998 from $2.31/mcf in 1997.

Oil and gas sales for the nine months ended September 30, 1998 decreased
$12.3 million, or 21%, to $45.6 million from $57.9 million for the comparable period in 1997. Oil price decreased from an average of $19.20/Bbl in the period during 1997 to $12.50/Bbl in 1998 which resulted in a $16.8 million reduction in revenues. The effects of the price reduction was partially offset by a 489 MBbl increase in oil production in 1998 compared to 1997. The increased production was realized from the Worland Field Acquisition which contributed 134Mmbls of oil production and from the further development of the Cedar Hills field through drilling which contributed an additional 331 Mmbls of oil to production. The increase in production resulted in $6.1 million of additional revenue for the nine month period. Gas revenues for the nine months ended September 30, 1998 decreased by $1.6 million, or 16%, to $8.2 million from $9.8 million during the comparable period in 1997. Gas production from the Worland Field Acquisition, increased production by 270 Mmcf and from drilled wells increased production by 242 Mmcf. This increase in production generated additional revenues of $.6 million dollars which partially offset the $2.5 million decline in revenues due to a 26% price decrease to $1.70/mcf in 1998 from $2.31/mcf in 1997.

  CRUDE OIL MARKETING

The Company began marketing crude oil purchased from third parties in July 1998. During the three month and nine month periods ended September 30, 1998 the Company recognized revenues on crude oil purchased for resale of $123.6 million.

  GATHERING, MARKETING AND PROCESSING

Gathering, marketing and processing revenue in the third quarter of 1998 was $3.8 million, a decrease of $.6 million, or 14%, from $4.2 million in the same period in 1997. This reduction in revenue was attributable to the elimination of purchases and resales of third party gas for marketing purposes and a refocus on purchases to supply the Company's gas plants.

As a result of the elimination of gas sales associated with purchases of gas to be sold for marketing purposes unrelated to gas processing, for the nine months ended September 30, 1998, gathering, marketing and processing revenues decreased $6.4 million, or 32%, to $13.6 million compared to $20.0 million for the first nine months of 1997.

  OIL AND GAS SERVICE OPERATIONS

Oil and gas service operations revenues increased $0.6 million, or 46%, to $1.9 million for the three months ended September 30, 1998 from $1.3 million for the third quarter of 1997. Revenues increased in the 1998 period due to an increase in administrative income compared to the 1997 period because of increased overhead reimbursement associated with the increased maintenance activities performed during the 1998 period.

COSTS AND EXPENSES

  PRODUCTION EXPENSES AND TAXES

Production expense and taxes increased by $3.2 million, or 76%, to $7.4 million during the three months ended September 30, 1998 from 4.20 million during the comparable period in 1997. Maintenance costs included in production expenses on the High Pressure Air Injection Units operating costs increased because several air injection wells and production wells were repaired at a non-recurring cost of $0.7 million, which are expected to result in a reduction of operating costs. In the Mid-Continent Region, the Company incurred approximately $0.7 million in repair work over, primarily on gas wells. Production is expected to increase after the workovers. Production expense also increased approximately $0.6 million due to the Worland Field Acquisition and by $0.5 million due to operations of new wells drilled during the fourth quarter of 1997 and during 1998.

Production expenses and taxes were $16.5 million for the nine months ended September 30, 1998, a $1.6 million, or 11% increase from $14.9 million during the comparable period in 1997, primarily as a result of the Worland Field Acquisition. For the nine months ended September 30, 1998, the Company has incurred $0.7 million in operating costs on the Worland Field properties and increased non-recurring maintenance costs by $1.0 million compared to the same period in 1997.

  EXPLORATION EXPENSES

For the three months ended September 30, 1998, exploration expenses increased $0.2 million, or 15%, to $1.5 million from $1.3 million during the comparable period of 1997. The increase was due to a $0.2 million increase in expired lease costs.

For the nine months ended September 30, 1998, exploration expenses decreased $0.6 million, or 13%, to $4.1 million from $4.7 million during the comparable period in 1997. This decrease in exploration expense resulted from a reduction of expired lease cost of $0.1 million and a decrease of $0.5 million in geological expense.

The Company, as operator, participated in the drilling of the Schubert
1-130 well in Nueces County, Texas during 1998. Initial production tests indicate that the well is uneconomical as completed. The Company's investment in the well is approximately $0.8 million. An offset well to the Schubert 1-130 has been successfully completed in other producing zones and the Schubert 1-130 will be reevaluated for recompletion of the well in other zones. If the other zones do not prove to be economical then the Company's $0.8 million investment in the well will be written off.

During the last three months of 1998, leases on approximately 14,500 net leasehold acres, in which the Company has an investment of $0.8 million and during 1999 leases on 40,000 net acres in which the Company has an investment of $2.2 million are scheduled to expire. The Company has not determined if these leases will be drilled, renewed, or allowed to expire.

  CRUDE OIL MARKETING

The Company began marketing crude oil purchased from third parties during the quarter ended September 30, 1998. For the three months and nine months ended September 30, 1998, the Company recognized expense for the purchases of crude oil purchased for resale of $119.7 million, and marketing expenses of $0.2 million.

  GATHERING, MARKETING, AND PROCESSING

During the three months ended September 30, 1998 the Company incurred gathering, marketing and processing expenses of $3.7 million, representing a $.5 million, or 12% decrease from $4.2 million incurred in the third quarter of 1997 due to the elimination of purchases of third party gas not used for gas plant supply, but sold as part of the Company's gas marketing activities.

For the nine months ended September 30, 1998 gathering, marketing, and processing expense was $12.1 million representing a $5.0 million, or 29% decrease from the same period in 1997 due to the elimination of purchases of third party gas used in gas marketing activities.

  DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

For the three months ended September 30, 1998, DD&A expense increased
$2.8 million, or 35%, to $10.9 million from $8.1 million during the comparable period in 1997. For the nine months ended September 30, 1998, DD&A expense was $27.3 million, which was an increase of $2.5 million, or 10%, over DD&A expense of $24.8 million in 1997. Increased production rates in the first nine months production generated a $.8 million, or 11%, increase in lease and well DD&A from $7.3 million in 1997 to $8.1 million in 1998. The Company also recognized additional DD&A expense related to an impairment in accordance with FASB 121 of $1.3 million of its investment in certain High Pressure Air Injection Units in South Dakota due to their low profitability at current oil prices. When the Company performed a DD&A analysis in September 1998 as of
June 30, 1998, NYMEX prices were rising and exceeded $16.00 per barrel   Other
DD&A for the period increased by $0.4 million due to the investment in additional assets during the last quarter of 1997 and 1998. $0.2 million of this increase was attributable to the Worland Field Acquisition. The 1998 period also reflects $0.3 million of amortization of offering costs associated with the Company's $150.0 million debt offering.

For the nine months ended September 30, 1998, DD&A expense increased
$2.5 million, or 10%, to $27.3 million from $24.8 million for the comparable period in 1997. Lease and well amortization and depreciation increased $1.5 million primarily due to the recognition of a FASB 121 impairment of $1.3 million. Other DD&A for the year increased by $.7 million due to the investment in additional assets during the last quarter of 1997 and 1998 and $0.3 million of amortization expense associated with the Company's $150 million debt offering.

  GENERAL AND ADMINISTRATIVE ("G&A")

For the three months ended September 30, 1998 G&A expense was $1.3 million, net of overhead reimbursement of $1.1 million, or a decrease of $1.1 million or 46%, from G&A expense of $2.4 million net of overhead reimbursement of $0.1 million during the comparable period in 1997. This decrease was primarily due to increased overhead reimbursement in the three months ended September 30, 1998 due to increased maintenance activity. G&A expenses per Boe for third quarter of 1998 was $1.00 compared to $2.11 for the third quarter of 1997.

For the nine months ended September 30, 1998 G&A expense was $5.2 million, net of overhead reimbursement of $2.1 million, an increase of $0.6 million, or 13%, from $4.6 million, net of overhead reimbursement of 1.9 million for the comparable period in 1997. The increase is attributable to lower overhead reimbursement and increased employment and benefits costs of $0.6 million and $0.7 million , respectively, for the nine months.

INTEREST INCOME

Interest income for the three months ended September 30, 1998 was $0.2 million, an increase of $0.1 million compared to negligible interest income for the comparable period in 1997. Interest income for the nine months ended September 30, 1998 was $0.9 million compared to $0.2 million for the first nine months of 1997, a $0.7 million, or 434% increase. The increases in the 1998 periods are attributable primarily to higher levels of cash invested during 1998.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 1998 was $3.1 million, an increase of $2.2 million, or 255%, from $0.9 million in the comparable 1997 period. Interest expense for the nine months ended September 30, 1998 was $8.3 million, an increase of $5.1 million, or 160%, from $3.2 million for the first nine months of 1997. The increases in the 1998 interest expense are attributable primarily to higher levels of indebtedness outstanding during 1998.

In May 1998, the Company entered into a forward interest rate swap contract to hedge its exposure to changes in the prevailing interest rates in connection with its planned debt offering. Due to the change in treasury note rates, the Company paid $3.9 million to settle the forward interest rate swap contract, which will result in an effective increase of approximately 0.5% to the Company's interest costs on the Notes, or an increase in interest expense of approximately $0.4 million per year through 2008.

OTHER INCOME

Other income for the three months ended September 30, 1998 decreased
$7.0 million, or 94%, to $0.4 million from $7.4 million for the 1997 three month period. The decrease was due to lower gains on the sale of assets and the recognition of the certain litigation settlements in 1997.

Other income decreased $7.6 million, or 93%, to $0.5 million for the nine months ended September 30, 1998 from $8.1 million for the comparable 1997 period. The decrease was due to lower gains on the sale of assets and the recognition of certain litigation settlements in 1997.

Subsequent to September 30, 1998, the Company has sold interests in certain Illinois properties to the operator of the properties. Based on a sales price of $3.5 million, the Company will recognize a gain of approximately $2.7 million during the fourth quarter of 1998.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 1998, income before income taxes was a loss of $5.2 million, a decrease in net income before taxes of $15.1 million, or 152%, from $9.9 million of income during the comparable period in 1997. This decrease was due to (i) substantially lower oil and gas prices which reduced revenues from all segments of the Company's operations,
(ii) increased production expenses and taxes due to increased maintenance costs, (iii) higher DD&A associated with oil and gas properties due to higher production rates and lower reserves and a $1.3 million asset impairment charge, (iv) higher interest expense due to the higher levels of indebtedness,
(v) and the recognition of certain litigation settlements in 1997. The lower revenues, increased production expenses, higher DD&A, and higher interest expense were partially offset by the income generated by the crude oil marketing activities.

For the nine months ended September 30, 1998, income before income taxes was a loss of $8.7 million, a decrease in net income before taxes of $26.0 million, or 150%, from $17.3 million of income for the comparable period in 1997. This decrease was due to the reduced revenues caused by lower oil and gas sales prices, increased interest expense caused by higher levels of indebtedness and the recognition of certain litigation settlements in 1997. These reductions to income were partially offset by the income generated by the crude oil marketing activities begun in 1998.

NET INCOME

For the three months ended September 30, 1998 net income was a loss of $5.2 million, a decrease in net income of $15.1 million, or 152%, from $9.9 million of income for the comparable period in 1997. In addition to lower income before taxes due to lower oil and gas prices discussed previously, the 1997 net income included $7.5 million in other income from the recognition of certain litigation settlements in 1997.

For the nine months ended September 30, 1998 net income was a loss of $8.7 million a decrease in net income of $35.0 million, or 133%, compared to the same period in 1997. Net income for the period declined by a $12.3 million reduction in oil and gas sales revenues because of lower oil and gas prices which was partially offset by a $3.7 million in crude oil marketing income, and an increase of $5.1 million in interest expense. Net income for 1997 also included $7.5 million in other income from the recognition of certain litigation settlements and $8.9 million tax benefit due to the "S" election that did not have an impact on 1998 net income.

YEAR 2000

The Company is reviewing its computer software and hardware, telecommunica-tions systems, process control systems and business relationships to locate potential operational problems associated with the year 2000.

The Company's computer consultant has reviewed the Company's mainframe hardware and operating software and updates to both have been performed. One additional programming change has been provided for the operating system, and it will be installed before the end of 1998. At that time the Company believes the mainframe computer system will be year 2000 compatible. The financial software package utilized on the mainframe computer has already been tested and updated by the software vendor. The Company is in the process of developing a plan to further test the financial software during the first quarter of 1999 to insure the compatibility of the software with the year 2000. Assessment of other less critical software systems and various types of computer equipment is continuing and should be completed by November 30, 1998. The Company believes that the potential impact, if any, of these systems not being year 2000 compliant may, at most, require employees to manually complete otherwise automated tasks or calculations.

The telephone system billing software utilized in tracking telephone usage is known to be incompatible with the year 2000. A plan is already in place to increase the capacity of the telephone system and new software will be installed at that time to make the system year 2000 compatible. The cost of this update will be less than $15,000. The Company believes that the radios being used for communications with field operations will not be impacted. The Company also relies on various public telephone companies to supply normal voice and electronic data service and service to operating locations which utilize process control alarms. These alarms notify Company personnel if there are operations abnormalities that need to be checked and, if necessary, corrected. If the telephone service were disrupted, the operations would need to be more closely monitored by Company personnel, but because the operations are not actually controlled through the phone systems, there should be no interruption in operations. Surveys will be made of all telephone companies to determine their system readiness and contingency plans will be developed for those areas where service that is year 2000 compliant has not been verified.

The gas measurement systems and gas processing facilities that the Company operates use various Program Logic Controllers (PLC's) and alarm mechanisms. The Company has been verbally notified that the measurement systems that it currently uses are year 2000 compatible and Company tests have been done to verify that information. The dates on test meters were adjusted to December 29, 1999 and the meters were ran for several days. When the meters rolled to the year 2000, and for several days after the change to the new year, there were no complications encountered. However, the Company utilizes a third party for gas chart integration and has not verified the readiness of that company to integrate charts which cross into the year 2000. The Company will include the third party in surveys to be sent to vendors prior to the end of March, 1999. At this time there has been no action taken to evaluate the gas processing facilities for potential problem areas. The management of these facilities has been notified of the need to evaluate the systems and is in the process of putting together a plan of action which will coincide with routine maintenance. The Company believes that the PLC and alarms at its Medicine Pole Hills Gas Plant are the most likely to be at risk for incompatibility and could be replaced at a cost of about $20,000.

There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.
The Company will evaluate its relationships with third parties to determine any critical services, suppliers, or customers. The third parties will include financial services, utility services, oil and gas purchasers and parts and supply vendors. Once critical relationships have been identified the third parties will be surveyed and their preparedness for year 2000 evaluated. If the Company believes that the third parties have not minimized risk satisfactorily it will evaluate alternatives to the current relationships.
The survey and evaluation of preparedness should be completed by June 30, 1999.

The Company believes that there is minimal risk associated with internal operating systems in relation to year 2000 compatibility. Plans are already in place to address known areas of incompatibility at costs estimated to be less than $100,000. Because of the immaterial nature of the expenditures on an individual basis, the Company plans to finance all costs through normal operating funds.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOW FROM OPERATIONS

Net cash provided by operating activities for the nine months ended September 30, 1998 was $16.2 million, a decrease of $31.7 million, or 66%, from $47.9 million provided during the comparable 1997 period. Cash as of September 30, 1998 was $4.2 million, an increase of $2.9 million or 200% of the balance of $1.3 million held at December 31, 1997.

  LONG-TERM DEBT

Long-term debt at December 31, 1997 and September 30, 1998 was $79.3 million and $156.4 million, respectively. The $77.1 million, or 97%, increase was mainly due to the acquisition of approximately $86.5 million of producing and non-producing oil and gas properties and certain other related assets in the Worland Field effective as of June 1, 1998.

  CREDIT FACILITY

Long-term debt outstanding under the line of credit  at December 31,
1997 and September 30, 1998 included $53.7 million and $3.0 million, respectively, of revolving credit debt under the line of credit agreement.
The effective rate of interest under the line of credit agreement was 7.7% at December 31, 1997 and was 8.5% at September 30, 1998. On July 24, 1998 the balance under the line of credit agreement was $162.8 million which was paid off with $19.6 million in proceeds from the sale of a 50% interest in the Worland properties and $143.2 million of the proceeds from the issuance of the
Notes.   Upon issuance of the  Notes and payment of the outstanding balance on the line of credit agreement, the line of credit agreement was amended to a $75.0 million revolving credit facility (the "Credit Facility") with a $75.0 million borrowing base. The Credit Facility matures May 14, 2001. The Credit Facility provides for interest based on the prime rate of Bank One Oklahoma, N.A., or the London Interbank Offered Rate for 1-2-3 or 6-month offshore deposits as offered by Bank One to major banks in the London Interbank Market, rounded upwards, if necessary, to the nearest 1/16%, and adjusted for maximum cost of reserves, if any. As of November 1, 1998 the Company has borrowed $3.0 million against this Credit Facility. The scheduled borrowing base redetermination date is December 1, 1998.

  CAPITAL EXPENDITURES

The Company's 1998 capital expenditures budget is $45.4 million, exclusive of acquisitions. During the nine months ended September 30, 1998, the Company incurred $38.8 million of capital expenditures, exclusive of acquisitions. The Company expects to fund the 1998 capital budget through cash flow from operations and its Credit Facility.

  DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements". All statements other than statements of historical fact, including, without limitation, statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include without limitation future production levels, future prices and demand for oil and gas, results of future exploration and development activities, future operating and development cost, the effect of existing and future laws and governmental regulations (including those pertaining to the environment) and the political and economic climate of the United States as discussed in this quarterly report and the other documents of the Company filed with the Securities and Exchange Commission (the "Commission"). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

PART II.

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. The Company is not involved in any legal proceedings nor is it party to any pending or threatened claims that could reasonably be expected to have a material adverse effect on its financial condition or results of operations. However, the Company is engaged in litigation with Burlington Resources Oil & Gas Company ("Burlington") with respect to an agreement to exchange interests in the Cedar Hills Field. On May 15, 1998, the Company and Burlington entered into a definitive agreement to exchange undivided interests so that effective December 1, 1998 the Company will own working interests ranging from 90% to 92% in approximately 65,000 gross (59,000 net) leasehold acres in the northern half of the Cedar Hills Field. As a result of the agreement, the Company will enhance its ability to unitize all interests in the norther half of the Cedar Hills Field, which is necessary in order for the Company to initiate the planned HPAI enhanced recovery operations in the Cedar Hills Field. On August 19, 1998, the Company instituted a declaratory judgment action against Burlington in the District Court of Garfield County, Oklahoma (Case No. CJ-98-613-03) alleging that Burlington provided false and misleading information regarding certain of Burlington's oil and gas properties to a third party consultant charged with determining the relative values of oil and gas properties owned by the Company and Burlington which served as the basis for the exchange of interests. The Company also claims that the consultant relied on such false and misleading information in determining the relative fair values of the oil and gas interests. The Company seeks a declaratory judgment determining that it is excused from further performance under its exchange agreement with Burlington. Burlington has denied the Company's allegations and seeks specific performance by the Company, plus monetary damages of an unspecified amount. Burlington has removed the action to the United States District Court for the Western District of Oklahoma (CIV. 98-1253-W). The Company has requested that the case be remanded to the Oklahoma state court, and the request has been granted.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                            Exhibits

                           DESCRIPTION

3.1 Amended and Restated Certificate of Incorporation of Continental Resources Inc.* [3.1]

3.2   Amended and Restated Bylaws of Continental Resources Inc.*  [3.2]

3.3   Certificate of Incorporation of Continental Gas, Inc.*  [3.3]

3.4   Bylaws of Continental Gas, Inc., as amended and restated.*  [3.4]

3.5   Certificate of Incorporation of Continental Crude Co.*  [3.5]

3.6   Bylaws of Continental Crude Co.*  [3.6]

4.1 Restated Credit Agreement dated May 12, 1998 among Continental Resources, Inc. and Continental Gas, Inc., as Borrowers and Bank One, Oklahoma, N.A. and the Institutions named therein as Banks and Bank One, Oklahoma, N.A., as Agent (the "Credit Agreement")* [4.1]

4.2   Form of Revolving Note under the Credit Agreement*  [4.2]

4.3 Indenture dated as of July 24, 1998 between Continental Resources, Inc., as Issuer, the Subsidiary Guarantors named therein and United States Trust Company of New York, as Trustee* [4.3]

4.4 Exchange and Registration Rights Agreement dated July 24, 1998 between the Continental Resources, Inc., the Subsidiary Guarantors named therein and Chase Securities, Inc.* [4.4]

10.1 Purchase and Sale Agreement dated March 28, 1998 by and between Bass Enterprises Production Co., et al. as Sellers and Continental Resources, Inc. as Buyer* [10.1]

10.2 Worland Area Purchase and Sale Agreement, as amended, dated June 25, 1998 by and between Continental Resources, Inc. as Seller and Harold G. Hamm, Trustee of the Harold G. Hamm Revocable Intervivos Trust dated April 23, 1984 as Buyer* [10.2]

27    Financial Data Schedule
_________________

* Filed as an exhibit to the Company's Form S-4 Registration Statement on Form S-4, as amended (No. 333-61547) which was filed with the Securities and Exchange Commission. The exhibit number is indicated in brackets and incorporated by reference herein.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CONTINENTAL  RESOURCES, INC.

                                               ROGER V. CLEMENT
                                               Roger V. Clement
                                               Senior Vice President
                                               (Chief Financial Officer)

Date:   December 11, 1998

                               EXHIBIT INDEX
EXHIBIT NO.   DESCRIPTION                         METHOD OF FILING
3.1    Amended and Restated Certificate of      Incorporated herein by
       Incorporation of Continental Resources   reference
       Inc.

3.2    Amended and Restated Bylaws of           Incorporated herein by
       Continental Resources Inc.               reference

3.3    Certificate of Incorporation of          Incorporated herein by
       Continental Gas, Inc.                    reference

3.4    Bylaws of Continental Gas, Inc.,         Incorporated herein by
       as amended and restated                  reference

3.5    Certificate of Incorporation of          Incorporated herein by
       Continental Crude Co.                    reference

3.6    Bylaws of Continental Crude Co.          Incorporated herein by
                                                reference

4.1    Restated Credit Agreement dated May 12,  Incorporated herein by
       1998 among Continental Resources,        reference
       Inc. and Continental Gas, Inc., as
       Borrowers and Bank One, Oklahoma, N.A.
       and the Institutions named therein as
       Banks and Bank One, Oklahoma, N.A.,
       as Agent (the "Credit Agreement")

4.2    Form of Revolving Note under the         Incorporated herein by
       Credit Agreement                         reference

4.3    Indenture dated as of July 24, 1998      Incorporated herein by
       between Continental Resources, Inc.,     reference
       as Issuer, the Subsidiary Guarantors
       named therein and United States
       Trust Company of New York, as Trustee

4.4    Exchange and Registration Rights         Incorporated herein by
       Agreement dated July 24, 1998 between    reference
       the Continental Resources, Inc.,
       the Subsidiary Guarantors named therein
       and Chase Securities, Inc.

10.1   Purchase and Sale Agreement dated        Incorporated herein by
       March 28, 1998 by and between Bass       reference
       Enterprises Production Co., et al.
       as Sellers and Continental Resources,
       Inc. as Buyer

10.2   Worland Area Purchase and Sale           Incorporated herein by
       Agreement, as amended, dated June 25,    reference
       1998 by and between Continental
       Resources, Inc. as Seller and Harold
       G. Hamm, Trustee of the Harold G.
       Hamm Revocable Intervivos Trust
       dated April 23, 1984 as Buyer

27    Financial Data Schedule                   Filed herewith electronically