Form 10-K
period 1998-12-31
CONTINENTAL RESOURCES INC
filed 1999-03-30
CIK 732834

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number: 333-61547

                       CONTINENTAL RESOURCES, INC.
          (Exact name of registrant as specified in its charter)

                     Oklahoma                   73-0767549
         (State or other jurisdiction of     (I.R.S. Employer
        incorporation or organization)       Identification No.)

302 N. Independence, Suite 300, Enid, Oklahoma          73701
   (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (580) 233-8955

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
             Yes   X                    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practible date:

As of March 15, 1999, there were 49,041 shares of the registrant's $1.00 par value Common Stock outstanding. The Common Stock is privately held by affiliates of the registrant.
Documents incorporated by reference: None

                  CONTINENTAL RESOURCES, INC.

                  Annual Report on Form 10 - K
              for the Year Ended December 31, 1998

                       TABLE OF CONTENTS


                            PART  I
          ITEM 1.   BUSINESS
          ITEM 2.   PROPERTIES
          ITEM 3.   LEGAL PROCEEDINGS
          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                            PART II
          ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS
          ITEM 6.   SELECTED FINANCIAL AND OPERATING DATA
          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
          ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

                            PART III
          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ITEM 11.  EXECUTIVE COMPENSATION
          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT
          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                            PART IV
          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                      FORM 8-K

                            PART  I

ITEM 1.  BUSINESS

OVERVIEW

  Continental Resources, Inc. and its subsidiaries Continental Gas, Inc. ("CGI") and Continental Crude Co. ("CCC") (collectively "Continental" or the "Company") are engaged in the exploration, exploitation, development and acquisition of oil and gas reserves, primarily in the Rocky Mountains and the Mid-Continent, and to a growing extent, in the Gulf Coast region of Texas and Louisiana. In addition to its exploration, development, and acquisition activities, the Company owns and operates 1,000 miles of natural gas pipelines, six gas gathering systems and three gas processing plants in its operating areas. The Company also engages in natural gas marketing, gas pipeline construction and saltwater disposal. Capitalizing on its growth through the drill-bit and its acquisition strategy, the Company has increased its estimated proved reserves from 16.9 million barrels of oil equivalent ("MMBoe") in 1994 to 29.1 MMBoe in 1998, and increased its annual production from 2.2 MMBoe in 1994 to 5.1 MMBoe in 1998. As of December 31, 1998, the Company's reserves had a present value of estimated future net cash flows, discounted at 10% ("PV-10") of $107 million based on Securities and Exchange Commission (the "Commission" or "SEC") guidelines. Approximately 68% of the Company's estimated proved reserves were oil and approximately 97% of its total estimated reserves were classified as proved developed. At December 31, 1998, the Company had interests in 1,254 producing wells of which it operated 1,033. The Company was originally formed in 1967 as Shelly Dean Oil Company to explore, develop and produce oil and gas properties in Oklahoma. In 1991, the Company changed its name to Continental Resources, Inc. The Company acquired interests in the Williston Basin in 1993 and has since focused on the Rocky Mountains, expanding its operations within the Williston Basin and acquiring additional interests in the Big Horn Basin in 1998.

BUSINESS STRATEGY

  The Company's business strategy is to increase production, cash flow, and reserves through the exploration, development, exploitation, and acquisition of properties in the Company's core operating areas including the Rocky Mountain and Mid-Continent
Regions while increasing the Company's natural gas reserves through exploration on the Company's acreage in the Gulf Coast. Through development activities, the Company seeks to increase production, cash flow, and develop additional reserves through the use of drilling new wells (including horizontal wells), expanding high pressure air injection ("HPAI") technology into the West Medicine
Pole Hills Unit and the Cedar Hills Field of the Williston Basin, work overs, recompletions of existing wells, water floods, and the application of other techniques designed to increase production. The Company's acquisition strategy includes seeking properties that have an established production history, have undeveloped reserve potential, and through the use of the Company's technical expertise in horizontal drilling and high pressure air injection allow the Company to maximize the utilization of its infrastructure in core operating areas. The Company's exploration strategy includes expanding the existing reserve base by testing new reservoirs in existing fields and to capitalize on existing acreage positions in the Gulf Coast by creating strategic alliances with companies familiar with the Gulf Coast area for the purpose of increasing the Company's natural gas reserves with less risk. On an on-going basis, the Company evaluates and considers divesting of oil and gas properties considered to be non-core to the Company's reserve growth plans for the purpose of assuring that all company assets are contributing to the Company's long-term strategic plan.

PROPERTY OVERVIEW

  The Company's Mid-Continent activities are conducted primarily in the Anadarko Basin of western Oklahoma, in southwestern Kansas and the Texas Panhandle and, to a lesser extent, in the Arkoma Basin of southeastern Oklahoma. At December 31, 1998 the Company's Anadarko Basin properties represented approximately 91% of the PV-10 attributable to the Company's estimated proved reserves in the Mid-Continent and approximately 40% of the Company's total estimated proved reserves. In the Anadarko Basin the Company owns approximately 65,000 net leasehold acres, has interests in 613 gross (366 net) producing wells and has identified 8 potential drilling locations.

  The Company also owns leasehold interests in the Arkoma Basin and Gulf Coast region of Texas and Louisiana and expects to expand its exploration activities in the Gulf Coast region during 1999. The Company's Gulf Coast activities are located in the Jefferson Island Project, Iberia Parish, Louisiana and in the Pebble Beach Project, Nueces County, Texas. These properties currently provide no significant PV10 value but the Company expects these properties to represent a primary reserve growth opportunity for the Company during 1999. From a combined total of 60 square miles of proprietary 3-D data, 21 development and 7 exploratory locations have been identified for drilling on these projects to date. The Company is working to develop a strategic alliance with a company familiar with the Gulf Coast region for the purpose of reducing the Company's risk and expediting the development of the properties with no capital outlay required by the Company.

  The Company's Rocky Mountain activities are concentrated in the Williston and Big Horn Basins. The Company's operations in the Williston Basin are focused on the Cedar Hills Field, which the Company believes is, potentially, one of the largest onshore discoveries in the lower 48 states since 1971. The Cedar Hills Field represented approximately 41% of the PV10 attributable to the Company's estimated proved reserves at December 31, 1998. The Company has assigned no secondary reserves for this field, which the Company believes will be three barrels of oil of secondary recovery for one barrel of oil of primary recovery. In the Williston Basin, the Company owns approximately 425,000 net leasehold acres and has interests in 307 gross (236 net) wells, has identified 52 potential drilling locations and conducts both primary and enhanced recovery operations. As of December 31, 1998, the Company operated one-half of the high pressure air injection projects in North America. The Company recently expanded its activities into the Big Horn Basin through the acquisition of producing and non-producing properties in the Worland Field. The Company currently owns approximately 40,000 net leasehold acres in the Big Horn Basin and has interests in 280 gross (122 net) producing wells, 260 company operated, which represented approximately 12% of the PV10 attributable to the Company's estimated proved reserves at December 31, 1998. In the Big Horn Basin the Company has identified 170 potential drilling locations which represent significant opportunities.

OTHER INFORMATION

  The Company's subsidiary, Continental Gas, Inc., was formed as a gas marketing company in April 1990. Continental Gas, Inc. has developed into a company specializing in gas marketing, pipeline construction, gas gathering systems and gas plant operations. Continental Crude Co. was incorporated in May 1998. Since its incorporation, Continental Crude Co. has had no operations, has acquired no assets and has incurred no liabilities.

  In July 1998 the Company completed a private offering of $150 million principal amount of its 10-1/4% Senior Subordinated notes due 2008 (the "Notes").

  Continental Resources, Inc. is headquartered in Enid, Oklahoma, with additional primary offices in Baker, Montana and Buffalo, South Dakota and field offices located within its various operating areas.

BUSINESS STRENGTHS

  The Company believes that it has certain strengths that provide it with significant competitive advantages and provide it with diversified growth opportunities, including the following:

  PROVEN GROWTH RECORD. Continental has demonstrated consistent growth through a balanced program of development and exploratory drilling and acquisitions. During the five years ended December 31, 1998, the Company increased its proved reserves by 172% and production by 234%.

  SUBSTANTIAL DRILLING INVENTORY. The Company has identified over
230 potential drilling locations based on geological and geophysical evaluations. As of December 31, 1998 the Company held approximately 551,000 net acres, of which approximately 62% were classified as undeveloped. Management believes that its current acreage holdings could support five to ten years of drilling activities depending upon oil and gas prices.

  LONG-LIFE NATURE OF RESERVES. Continental's producing reserves are primarily characterized by low rate, relatively stable, mature production that is subject to gradual decline rates. As a result of the long-lived nature of its properties, the Company has relatively low reinvestment requirements to maintain reserve quantities, primary and secondary production levels and reserve values.

  SUCCESSFUL DRILLING RECORD. The Company has maintained a successful drilling record. In the blanket type Red River B formation of the Williston Basin, the Company's success rate during the three years ended December 31, 1998 was 96%, while in its other areas, the success rate was 80%, resulting in an overall success rate of 94%. During the five years ended December 31, 1998, the Company participated in 264 gross (183 net) wells which resulted in the addition of 18.8 MMBoe of proved developed reserves at an average finding cost of $7.22 per Boe.

  SIGNIFICANT OPERATIONAL CONTROL. Approximately 95% of the
Company's PV10 at December 31, 1998 was attributable to wells operated by the Company, giving Continental significant control over the amount and timing of capital expenditures and production, operating and marketing activities.

  TECHNOLOGICAL LEADERSHIP. The Company has demonstrated significant expertise in the rapidly evolving technologies of 3-D seismic evaluation and precision horizontal drilling, and is among the few companies in North America to successfully utilize high pressure air injection ("HPAI") enhance recovery technology on a large scale. Through the use of precision horizontal drilling the Company has experienced a 400% to 700% increase in initial flow rates. From inception, the Company has drilled 165 horizontal wells in the Rocky Mountains and Mid-Continent. Through the combination of precision horizontal drilling and HPAI secondary recovery technology, the Company has significantly enhanced the recoverable reserves underlying its oil and gas properties. Since its inception, Continental has experienced a 300% to 400% increase in recoverable reserves through use of these technologies.

  EXPERIENCED AND COMMITTED MANAGEMENT. Continental's senior management team has extensive expertise in the oil and gas industry. The Company's Chief Executive Officer, Harold Hamm, began his career in the oil and gas industry in 1967. Seven senior officers have an average of 20 years of oil and gas industry experience. Additionally, the Company's technical staff, which includes ten petroleum engineers and seven geoscientists, has an average of over 20 years experience in the industry.

DEVELOPMENT, EXPLOITATION AND EXPLORATION ACTIVITIES

  DEVELOPMENT AND EXPLOITATION. The Company's development and exploitation activities include the drilling of development wells, precision drilling of horizontal wells, infill drilling, water floods, work overs, recompletions and HPAI projects. During 1999 the Company projects that development drilling will represent 85% of the wells drilled. The majority of this development drilling will be focused on the Mid-Continent and Gulf Coast Regions where the Company has identified 26 drilling opportunities, of which 70% target natural gas reserves. This drilling inventory is expected to increase during the year since the Company's geo-scientists currently are focused on generating opportunities and evaluating 3-D seismic data in the Mid-Continent and Gulf Coast Regions. Development drilling in the Rocky Mountain Region will remain nominal without commodity price improvements over prices at December 31, 1998. Approximately 89% of the Company's development drilling inventory, representing 210 wells, is located in the Rockies, specifically, the Cedar Hills Field, the Medicine Pole Hills, Buffalo, South Dakota and West Buffalo Units in the Williston Basin and the Worland Field in the Big Horn Basin. The Company will continue to glean opportunities and increase production from its substantial inventory of 118 work overs and recompletions in the Rockies as well as the 33 located in the Mid-Continent and Gulf Coast Regions. The unitization process required to install HPAI in the Cedar Hills and West Medicine Pole Hills Fields will continue with target dates for initial injection to begin in quarter four of 2000 and quarter four of 1999, respectively. The following table sets forth the Company's development inventory as of December 31, 1998.

                                        NUMBER OF DEVELOPMENT PROJECTS
                              ------------------------------------------------
                                                              ENHANCED
                              DRILLING     WORK OVERS AND     RECOVERY
                              LOCATIONS     RECOMPLETIONS     PROJECTS   TOTAL
                              ---------    --------------     --------   -----
ROCKY MOUNTAINS:
  Williston Basin.  . .           48               10            2         60
  Big Horn Basin .  . .          162              108            -        270
MID-CONTINENT:
  Anadarko Basin .  . .            5               32            2         39
GULF COAST  . . . . . .           21                1            -         22
                                 ---              ---          ---        ---
TOTAL. . .  . . . . . .          236              151            4        391
                                 ===              ===          ===        ===

  The Company will initiate, on a priority basis, as many projects as available cash allows. Based on forecasted cash flow, the Company anticipates initiating 9 drilling projects, 10 work over projects and 1 enhanced recovery project. In addition, the Company expects to complete 1 well acquisition and 3 infrastructure development projects. The Company expects to make $10.7 million in capital expenditures related to these projects in 1999.

  EXPLORATION ACTIVITIES. The Company's exploration projects vary in risk and reward based on their depth, location and geology. The Company routinely uses the latest in technology, including 3-D seismic, horizontal drilling and new completion technologies to enhance its projects. The Company plans to limit its drilling investment in these higher risk exploratory projects to approximately 15% of its drilling budget during 1999 given the projected commodity price environment for the year. The Company will continue to build exploratory inventory throughout the year for future drilling. Currently the Company has 22 exploratory wells in inventory.

  The following table sets forth information pertaining to the Company's existing exploration project inventory at December 31, 1998:

                                        NUMBER OF EXPLORATION PROJECTS
                                        DRILLING LOCATION  3-D SEISMIC
                                        -----------------  -----------
ROCKY MOUNTAINS:
  Williston Basin . . . . . . . .                 4             2
  Big Horn Basin  . . . . . . . .                 8             1
MID-CONTINENT . . . . . . . . . .                 3             -
GULF COAST  . . . . . . . . . . .                 7             2
                                                ---           ---
TOTAL . . . . . . . . . . . . . .                22             5
                                                ===           ===

ACQUISITION ACTIVITIES

  The Company seeks to acquire properties that have the potential to be immediately accretive to cash flow, have long-lived, lower risk, relatively stable production potential, and provide long-term growth in production and reserves. The Company focuses on acquisitions that complement its existing exploration program, provide opportunities to utilize the Company's technological advantages, have the potential for enhanced recovery activities, and/or provide new core areas for the Company's operations.

REGULATION

  GENERAL. Various aspects of the Company's oil and gas operations are subject to extensive and continually changing regulation, as legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding upon the oil and gas industry and its individual members.

  REGULATION OF SALES AND TRANSPORTATION OF NATURAL GAS.  The
Federal Energy Regulatory Commission (the "FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. In the past, the federal government has regulated the prices at which oil and gas could be sold. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. The Company's sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation and proposed regulation designed to increase competition within the natural gas industry, to remove various barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers and to establish the rates interstate pipelines may charge for their services. Similarly, the Oklahoma Corporation Commission and the Texas Railroad Commission have been reviewing changes to their regulations governing transportation and gathering services provided by intrastate pipelines and gatherers. While the changes being considered by these federal and state regulators would affect the Company only indirectly, they are intended to further enhance competition in natural gas markets. The Company cannot predict what further action the FERC or state regulators will take on these matters, however, the Company does not believe that any actions taken will have an effect materially different than the effect on other natural gas producers with which it competes.

  Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC, state commissions and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

  OIL PRICE CONTROLS AND TRANSPORTATION RATES. Sales of crude oil, condensate and gas liquids by the Company are not currently regulated and are made at market prices. The price the Company receives from the sale of these products may be affected by the cost of transporting the products to market.

  ENVIRONMENTAL. Extensive federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment affect the Company's oil and gas operations. Numerous governmental departments issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and even criminal penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, rendering a person or entity liable for environmental damages and cleanup costs without regard to negligence or fault on the part of such person or entity. Other laws, rules and regulations may restrict the rate of oil and gas production below the rate that would otherwise exist or even prohibit exploration and production activities in sensitive areas. In addition, state laws often require various forms of remedial action to prevent pollution, such as closure of inactive pits and plugging of abandoned wells. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and consequently affects the Company's profitability. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company's operations. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect upon the capital expenditures or competitive position of the Company.

  The Company currently owns or leases, and has in the past owned or leased, numerous properties that have been used for the exploration and production of oil and gas and for other uses associated with the oil and gas industry. Although the Company followed operating and disposal practices that it considered appropriate under applicable laws and regulations, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes were taken for disposal. In addition, the Company owns or leases properties that have been operated by third parties in the past. The Company could incur liability under the Comprehensive Environmental Response, Compensation and Liability Act or comparable state statutes for contamination caused by wastes it generated or for contamination existing on properties it owns or leases, even if the contamination was caused by the waste disposal practices of the prior owners or operators of the properties. In addition, it is not uncommon for landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of produced fluids or other pollutants into the environment.

  The Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 ("RCRA"), regulates the generation, transportation, storage, treatment and disposal of hazardous wastes and can require cleanup of hazardous waste disposal sites. RCRA currently excludes drilling fluids, produced waters and certain other wastes associated with the exploration, development or production of oil and gas from regulation as "hazardous waste." A similar exemption is contained in many of the state counterparts to RCRA. Disposal of such oil and gas exploration, development and production wastes usually is regulated by state law. Other wastes handled at exploration and production sites or used in the course of providing well services may not fall within this exclusion. Moreover, stricter standards for waste handling and disposal may be imposed on the oil and gas industry in the future. From time to time legislation has been proposed in Congress that would revoke or alter the current exclusion of exploration, development and production wastes from the RCRA definition of "hazardous wastes" thereby potentially subjecting such wastes to more stringent handling and disposal requirements. If such legislation were enacted, or if changes to applicable state regulations required the wastes to be managed as hazardous wastes, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general.

  The Company's operations are also subject to the Clean Air Act (the "CAA") and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from operations of the Company. The Company may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. However, the Company believes its operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to the Company than to other similarly situated companies involved in oil and gas exploration and production activities or well servicing activities.

  The Federal Water Pollution Control Act of 1972 (the "FWPCA") imposes restrictions and strict controls regarding the discharge of wastes, including produced waters and other oil and gas wastes, into navigable waters. These controls have become more stringent over the years, and it is probable that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA provides for civil, criminal and administrative penalties for unauthorized discharges of oil and other hazardous substances and imposes substantial potential liability for the costs of removal or remediation. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the Environmental Protection Agency has promulgated regulations that require many oil and gas production sites, as well as other facilities, to obtain permits to discharge storm water runoff. The Company believes that compliance with existing requirements under the FWPCA and comparable state statutes will not have a material adverse effect on the Company's financial condition or results of operations.

  REGULATION OF OIL AND GAS EXPLORATION AND PRODUCTION. Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulations include requiring permits and drilling bonds for the drilling of wells, regulating the location of wells, the method of drilling and casing wells, and the surface use and restoration of properties upon which wells are drilled. Many states also have statutes or regulations addressing conservation matters, including provisions for the utilization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. Some state statutes limit the rate at which oil and gas can be produced from the Company's properties. See "Risk Factors--Laws and Regulations; Environmental Risk."

EMPLOYEES

  As of March 15, 1999, the Company employed 194 people, 73 of which were administrative personnel, 10 of which were geological personnel, 11 of which were engineers and the remainder were field personnel. The Company's future success will depend partially on its ability to attract, retain and motivate qualified personnel. The Company is not a party to any collective bargaining agreements and has not experienced any strikes or work stoppages. The Company considers its relations with its employees to be satisfactory. From time to time the company utilizes the services of independent contractors to perform various field and other services

FORWARD LOOKING STATEMENTS

  Certain of the statements under this Item and elsewhere in this Form 10-K are "forward-looking statements: within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-K, including without limitation statements under "Item 1. Business", "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding budgeted capital expenditures, increases in oil and gas production, the Company's financial position, oil and gas reserve estimates, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulation of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another.
In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from the Company's expectations are disclosed under "Risk Factors" and elsewhere in this form 10-K. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's actual results and plans for 1998 and beyond could differ materially from those expressed in forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

RISK FACTORS

VOLATILITY OF OIL AND GAS PRICES

  The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and gas and natural gas liquids, which are dependent upon numerous factors such as weather, economic, political and regulatory developments and competition from other sources of energy. The Company is affected more by fluctuations in oil prices than natural gas prices, because a majority of its production is oil. The volatile nature of the energy markets and the unpredictability of actions of OPEC members make it particularly difficult to estimate future prices of oil and gas and natural gas liquids. Prices of oil and gas and natural gas liquids are subject to wide fluctuations in response to relatively minor changes in circumstances, and there can be no assurance that future prolonged decreases in such prices will not occur. All of these factors are beyond the control of the Company. Any significant decline in oil and, to a lesser extent, in natural gas prices would have a material adverse effect on the Company's results of operations and financial condition. Although the Company may enter into hedging arrangements from time to time to reduce its exposure to price risks in the sale of its oil and gas, the Company's hedging arrangements are likely to apply to only a portion of its production and provide only limited price protection against fluctuations in the oil and gas markets. See "Management' s Discussion and Analysis of Financial Condition and Results of Operations".

REPLACEMENT OF RESERVES

  The Company's future success depends upon its ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Unless the Company successfully replaces the reserves that it produces (through successful development, exploration or acquisition), the Company's proved reserves will decline. There can be no assurance that the Company will continue to be successful in its effort to increase or replace its proved reserves. Approximately 3% of the Company's estimated proved reserves at December 31, 1998 were attributable to undeveloped reserves. Recovery of such reserves will require additional capital expenditures and successful drilling operations. There can be no certainty regarding the results of developing these reserves. To the extent the Company is unsuccessful in replacing or expanding its estimated proved reserves, the Company may be unable to pay the principal of and interest on its 10-1/4% Senior Notes due 2008 ("Notes") and other indebtedness in accordance with their terms, or otherwise to satisfy certain of the covenants contained in the indenture governing its Notes (the "Indenture") and the terms of its other indebtedness.

UNCERTAINTY OF ESTIMATES OF OIL AND GAS RESERVES AND FUTURE NET CASH
FLOWS

  This report contains estimates of the Company's oil and gas reserves and the future net cash flows from those reserves which have been prepared by the Company and certain independent petroleum consultants. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. There are numerous uncertainties inherent in estimating quantities and future values of proved oil and gas reserves, including many factors beyond the control of the Company. Each of the estimates of proved oil and gas reserves, future net cash flows and discounted present values relies upon various assumptions, including assumptions required by the Commission as to constant oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated in the report. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this annual report on Form 10-K. In addition, the Company's reserves may be subject to downward or upward revision, based upon production history, results of future exploration and development, prevailing oil and gas prices and other factors, many of which are beyond the Company's control. The PV-10 of the Company's proved oil and gas reserves does not necessarily represent the current or fair market value of such proved reserves, and the 10% discount rate required by the Commission may not reflect current interest rates, the Company's cost of capital or any risks associated with the development and production of the Company's proved oil and gas reserves. At December 31, 1998, the estimated future net cash flows and PV-10 of $171.3 million and $107.7 million, respectively, attributable to the Company's proved oil and gas reserves are based on prices in effect at that date ($10.84 per barrel ("Bbl") of oil and $1.64 per thousand cubic feet ("Mcf") of natural gas), which may be materially different than actual future prices.

PROPERTY ACQUISITION RISKS

  The Company's growth strategy includes the acquisition of oil and gas properties. There can be no assurance, however, that the Company will be able to identify attractive acquisition opportunities, obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets. In addition, no assurance can be given that the Company will be successful in integrating acquired businesses into its existing operations, and such integration may result in unforeseen operational difficulties or require a disproportionate amount of management's attention. Future acquisitions may be financed through the incurrence of additional indebtedness to the extent permitted under the Indenture or through the issuance of capital stock. Furthermore, there can be no assurance that competition for acquisition opportunities in these industries will not escalate, thereby increasing the cost to the Company of making further acquisitions or causing the Company to refrain from making additional acquisitions.

  The Company is subject to risks that properties acquired by it will not perform as expected and that the returns from such properties will not support the indebtedness incurred or the other consideration used to acquire, or the capital expenditures needed to develop, the properties. The addition of the Worland Field properties may result in additional impairment of the Company's oil and gas properties to the extent the Company's net book value of such properties exceeds the projected discounted future net revenues of the related proved reserves. See "--Write down of Carrying Values." In addition, expansion of the Company's operations may place a significant strain on the Company's management, financial and other resources. The Company's ability to manage future growth will depend upon its ability to monitor operations, maintain effective cost and other controls and significantly expand the Company's internal management, technical and accounting systems, all of which will result in higher operating expenses. Any failure to expand these areas and to implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the growth of the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the integration of acquired properties with existing operations will entail considerable expenses in advance of anticipated revenues and may cause substantial fluctuations in the Company's operating results. There can be no assurance that the Company will be able to successfully integrate the properties acquired and to be acquired or any other businesses it may acquire.

SUBSTANTIAL CAPITAL REQUIREMENTS

  The Company has made, and will continue to make, substantial capital expenditures in connection with the acquisition, development, exploitation, exploration and production of its oil and gas properties. Historically, the Company has funded its capital expenditures through borrowings from banks and from its principal stockholder, and cash flow from operations. Future cash flows and the availability of credit are subject to a number of variables, such as the level of production from existing wells, borrowing base determinations, prices of oil and gas and the Company's success in locating and producing new oil and gas reserves. If revenues were to decrease as a result of lower oil and gas prices, decreased production or otherwise, and the Company had no availability under its bank credit facility (the "Credit Facility") or other sources of borrowings, the Company could have limited ability to replace its oil and gas reserves or to maintain production at current levels, resulting in a decrease in production and revenues over time. If the Company's cash flow from operations and availability under the Credit Facility are not sufficient to satisfy its capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available.

EFFECTS OF LEVERAGE

  At December 31, 1998, on a consolidated basis, the Company and the Subsidiary Guarantors had $167.6 million of indebtedness (including short term debt and current maturities of long-term indebtedness) compared to the Company's stockholders' equity of $60.3 million. Although the Company's cash flow from operations has been sufficient to meet its debt service obligations in the past, there can be no assurance that the Company's operating results will continue to be sufficient for the Company to meet its obligations. See "Unaudited Consolidated Financial Statements," "Selected Consolidated Financial Data," "Capitalization" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  The degree to which the Company is leveraged could have important consequences to the holders of the Notes. The potential consequences could include:

o The Company's ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes may be impaired in the future

o A substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal of and interest on the Notes and the borrowings under the Credit Facility, thereby reducing funds available to the Company for its operations and other purposes

o Certain of the Company's borrowings are and will continue to be at variable rates of interest, which expose the Company to the risk of increased interest rates

o Indebtedness outstanding under the Credit Facility is senior in right of payment to the Notes, is secured by substantially all of the Company's proved reserves and certain other assets, and will mature prior to the Notes

o The Company may be substantially more leveraged than certain of its competitors, which may place it at a relative competitive disadvantage and make it more vulnerable to changing market conditions and regulations.

  The Company's ability to make scheduled payments or to refinance its obligations with respect to its indebtedness will depend on its financial and operating performance, which, in turn, is subject to the volatility of oil and gas prices, production levels, prevailing economic conditions and to certain financial, business and other factors beyond its control. If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to sell assets, obtain additional debt or equity financing or restructure its debt. Even if additional financing could be obtained, there can be no assurance that it would be on terms that are favorable or acceptable to the Company. There can be no assurance that the Company's cash flow and capital resources will be sufficient to pay its indebtedness in the future. In the absence of such operating results and resources, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations, and there can be no assurance as to the timing of such sales or the adequacy of the proceeds which the Company could realize therefrom. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Description of Credit Facility."

RESTRICTIVE COVENANTS

  The Credit Facility and the Indenture governing the Notes include certain covenants that, among other things, restrict:

o The making of investments, loans and advances and the paying of dividends and other restricted payments

o The incurrence of additional indebtedness

o The granting of liens, other than liens created pursuant to the Credit Facility and certain permitted liens

o Mergers, consolidations and sales of all or a substantial part of the Company's business or property

o The hedging, forward sale or swap of crude oil or natural gas or other commodities.

o The sale of assets

o The making of capital expenditures.

  The Credit Facility requires the Company to maintain certain financial ratios, including interest coverage and leverage ratios. All of these restrictive covenants may restrict the Company's ability to expand or pursue its business strategies. The ability of the Company to comply with these and other provisions of the Credit Facility may be affected by changes in economic or business conditions, results of operations or other events beyond the Company's control. The breach of any of these covenants could result in a default under the Credit Facility, in which case, depending on the actions taken by the lenders thereunder or their successors or assignees, such lenders could elect to declare all amounts borrowed under the Credit Facility, together with accrued interest, to be due and payable, and the Company could be prohibited from making payments with respect to the Notes until the default is cured or all Senior Debt is paid or satisfied in full. If the Company were unable to repay such borrowings, such lenders could proceed against their collateral. If the indebtedness under the Credit Facility were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the other indebtedness of the Company, including the Notes.

OPERATING HAZARDS AND UNINSURED RISKS; PRODUCTION CURTAILMENTS

  Oil and gas drilling activities are subject to numerous risks, many of which are beyond the Company's control, including the risk that no commercially productive oil and gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure irregularities in formations, equipment failure or accidents, adverse weather conditions, title problems and shortages or delays in the delivery of equipment. The Company's future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on future results of operations and financial condition.

  The Company's properties may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. Industry operating risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with customary industry practice, the Company maintains insurance against the risks described above. There can be no assurance that any insurance will be adequate to cover losses or liabilities. The Company cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

GAS GATHERING AND MARKETING

  The Company's gas gathering and marketing operations depend in large part on the ability of the Company to contract with third party producers to purchase their gas, to obtain sufficient volumes of committed natural gas reserves, to replace production from declining wells, to assess and respond to changing market conditions in negotiating gas purchase and sale agreements and to obtain satisfactory margins between the purchase price of its natural gas supply and the sales price for such natural gas. In addition, the Company's operations are subject to changes in regulations relating to gathering and marketing of oil and gas. The inability of the Company to attract new sources of third party natural gas or to promptly respond to changing market conditions or regulations in connection with its gathering and marketing operations could have a material adverse effect on the Company's financial condition and results of operations.

SUBORDINATION OF NOTES AND GUARANTEES

  The Notes are subordinated in right of payment to all existing and future Senior Debt (as described in the Indenture) of the Company and the Company's subsidiaries that have guaranteed payment of the Notes (the "Subsidiary Guarantors") including borrowings under the Credit Facility. In the event of bankruptcy, liquidation or reorganization of the Company or a Subsidiary Guarantor, the assets of the Company, or the Subsidiary Guarantor at the case may be, will be available to pay obligations on the Notes only after all Senior Debt has been paid in full, and there may not be sufficient assets remaining to pay amounts due on any or all of the Notes outstanding. The aggregate principal amount of Senior Debt of the Company and the Subsidiary Guarantors, on a consolidated basis, as of March 15, 1999 was $8.6 million exclusive of $16.4 million of unused commitments under the Credit Facility. The Subsidiary Guarantees are subordinated to Guarantor Senior Debt to the same extent and in the same manner as the Notes are subordinated to Senior Debt. Additional Senior Debt may be incurred by the Company or the Subsidiary Guarantors from time to time, subject to certain restrictions. In addition to being subordinated to all existing and future Senior Debt of the Company, the Notes will not be secured by any of the Company's assets, unlike the borrowings under the Credit Facility.

POSSIBLE UNENFORCEABILITY OF SUBSIDIARY GUARANTEES; DEPENDENCE ON
DISTRIBUTIONS BY SUBSIDIARIES

  Historically, the Company has derived approximately 10% of its operating cash flows from its subsidiary, CGI. The Company's other subsidiary, CCC was incorporated in May 1998 and since its incorporation has had no operations, has acquired no assets and has incurred no liabilities. The holders of the Notes have no direct claim against such subsidiaries other than a claim created by one or more of the Subsidiary Guarantees, which may themselves be subject to legal challenge in a bankruptcy or reorganization case or a lawsuit by or on behalf of creditors of a Subsidiary Guarantor. If such a challenge were upheld, such Subsidiary Guarantees would be invalid and unenforceable. To the extent that any of such Subsidiary Guarantees are not enforceable, the rights of the holders of the Notes to participate in any distribution of assets of any Subsidiary Guarantor upon liquidation, bankruptcy, reorganization or otherwise will, as is the case with other unsecured creditors of the Company, be subject to prior claims of creditors of that Subsidiary Guarantor. The Company relies in part upon distributions from its subsidiaries to generate the funds necessary to meet its obligations, including the payment of principal of and interest on the Notes. The Indenture contains covenants that restrict the ability of the Company's subsidiaries to enter into any agreement limiting distributions and transfers to the Company, including dividends. However, the ability of the Company's subsidiaries to make distributions may be restricted by among other things, applicable state corporate laws and other laws and regulations or by terms of agreements to which they are or may become a party. In addition, there can be no assurance that such distributions will be adequate to fund the interest and principal payments on the Credit Facility and the Notes when due.

REPURCHASE OF NOTES UPON A CHANGE OF CONTROL AND CERTAIN OTHER EVENTS

  Upon a Change of Control (as defined in the Indenture), holders of the Notes may have the right to require the Company to repurchase all Notes then outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued interest to the date of repurchase. In the event of certain asset dispositions, the Company will be required under certain circumstances to use the Excess Cash (as defined in the Indenture) to offer to repurchase the Notes at 100% of the principal amount thereof, plus accrued interest to the date of repurchase (an "Excess Cash Offer").

  The events that constitute a Change of Control or require an Excess Cash Offer under the Indenture may also be events of default under the Credit Facility or other Senior Debt of the Company and the Subsidiary Guarantors, the terms of which may prohibit the purchase of the Notes by the Company until the Company's indebtedness under the Credit Facility or other Senior Debt is paid in full. In addition, such events may permit the lenders under such debt instruments to accelerate the debt and, if the debt is not paid, to enforce security interests on substantially all the assets of the Company and the Subsidiary Guarantors, thereby limiting the Company's ability to raise cash to repurchase the Notes and reducing the practical benefit of the offer to repurchase provisions to the holders of the Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Assets." There can be no assurance that the Company will have sufficient funds available at the time of any Change of Control or Excess Cash Offer to make any debt payment (including repurchases of Notes) as described above. Any failure by the Company to repurchase Notes tendered pursuant to a Change of Control Offer (as defined herein) or an Excess Cash Offer will constitute an event of default under the Indenture.

RISK OF HEDGING AND OIL TRADING ACTIVITIES

  From time to time the Company may use energy swap and forward sale arrangements to reduce its sensitivity to oil and gas price volatility. If the Company's reserves are not produced at the rates estimated by the Company due to inaccuracies in the reserve estimation process, operational difficulties or regulatory limitations, or otherwise, the Company would be required to satisfy its obligations under potentially unfavorable terms. If the Company enters into financial instrument contracts for the purpose of hedging prices and the estimated production volumes are less than the amount covered by these contracts, the Company would be required to mark-to-market these contracts and recognize any and all losses within the determination period. Further, under financial instrument contracts, the Company may be at risk for basis differential, which is the difference in the quoted financial price for contract settlement and the actual physical point of delivery price. The Company will from time to time attempt to mitigate basis differential risk by entering into physical basis swap contracts. Substantial variations between the assumptions and estimates used by the Company in the hedging activities and actual results experienced could materially adversely affect the Company's anticipated profit margins and its ability to manage risk associated with fluctuations in oil and gas prices.
Furthermore, the fixed price sales and hedging contracts limit the benefits the Company will realize if actual prices rise above the contract prices. In July 1998, the Company began entering into oil trading arrangements as part of its oil marketing activities. Under these arrange-ments, the Company contracts to purchase oil from one source and to sell oil to an unrelated purchaser, usually at disparate prices. Should the Company's purchaser fail to complete the contracts for purchase, the Company may suffer a loss. The Company's realized gains on these arrangements, determined before $.7 million of transportation costs and related expenses, was $4.1 million for twelve months ended
December 31, 1998. The Company's current policy is to limit its exposure from open positions to $1.0 million at any one time. At
December 31, 1998 the Company's exposure from open positions on forward crude oil contracts was not material.

WRITE DOWN OF CARRYING VALUES

  The Company periodically reviews the carrying value of its oil and gas properties in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets, including proved oil and gas properties, and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset, an impairment loss is recognized in the form of additional depreciation, depletion and amortization expense. Measurement of an impairment loss for proved oil and gas properties is calculated on a property-by-property basis as the excess of the net book value of the property over the projected discounted future net cash flows of the impaired property, considering expected reserve additions and price and cost escalations. The Company may be required to write down the carrying value of its oil and gas properties when oil and gas prices are depressed or unusually volatile, which would result in a charge to earnings. Once incurred, a write down of oil and gas properties is not reversible at a later date.

LAWS AND REGULATIONS; ENVIRONMENTAL RISK

  Oil and gas operations are subject to various federal, state and local governmental regulations which may be changed from time to time in response to economic or political conditions. From time to time, regulatory agencies have imposed price controls and limitations on production in order to conserve supplies of oil and gas. In addition, the production, handling, storage, transportation and disposal of oil and gas, by-products thereof and other substances and materials produced or used in connection with oil and gas operations are subject to regulation under federal, state and local laws and regulations. See "Business and Properties--Regulation."

  The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials. These regulations subject the Company to increased operating costs and potential liability associated with the use and disposal of hazardous materials. Although these laws and regulations have not had a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that the Company will not be required to make material expenditures in the future. If such laws and regulations become increasingly stringent in the future, it could lead to additional material costs for environmental compliance and remediation by the Company.

  The Company's twenty years of experience with the use of HPAI technology has not resulted in any known environmental claims. The Company's saltwater injection operations will pose certain risks of environmental liability to the Company. Although the Company will monitor the injection process, any leakage from the subsurface portions of the wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of operation of the wells, fines and penalties from governmental agencies, expenditures for remediation of the affected resource, and liability to third parties for property damages and personal injuries. In addition, the sale by the Company of residual crude oil collected as part of the saltwater injection process could impose liability on the Company in the event the entity to which the oil was transferred fails to manage the material in accordance with applicable environmental health and safety laws.

  Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its operations to be suspended. Such liability or suspension of operations could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

  The oil and gas industry is highly competitive. The Company competes for the acquisition of oil and gas properties, primarily on the basis of the price to be paid for such properties, with numerous entities including major oil companies, other independent oil and gas concerns and individual producers and operators. Many of these competitors are large, well established companies and have financial and other resources substantially greater than those of the Company. The Company's ability to acquire additional oil and gas properties and to discover reserves in the future will depend upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

CONTROLLING SHAREHOLDER

  At March 15, 1999, Harold Hamm, President and Chief Executive Officer and a Director of the Company, beneficially owned 44,496 shares of Common Stock representing, in the aggregate, approximately 91% of the outstanding Common Stock of the Company. As a result, Harold Hamm is in a position to control the Company. The Company is provided oilfield services by several affiliated companies controlled by Harold Hamm. Such transactions will continue in the future and may result in conflicts of interest between the Company and such affiliated companies. There can be no assurance that such conflicts will be resolved in favor of the Company. If Harold Hamm ceases to be an executive officer of the Company, such would constitute an event of default under the Credit Facility, unless waived by the requisite percentage of banks. See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

ITEM 2.  PROPERTIES

  Until 1993, the Company's oil and gas activities were focused in the Mid-Continent. In 1993 the Company made the strategic move to increase oil production and reserves by expanding its development and exploration activities into the Rocky Mountains. The Company currently controls approximately 465,000 net acres in the Rocky Mountains and is ranked among the largest oil producers in the Rocky Mountains. Continental's oil production is characterized by long lived, stable production with high secondary and enhanced oil recovery potential which perpetuates production and cash flow from its properties. Approximately 68% of its estimated proved reserves on a BOE basis at December 31, 1998 were oil. To achieve a more balanced reserve mix, the Company is focusing on generating an increased inventory of natural gas drilling opportunities in the Mid-Continent and Gulf Coast. Currently, 86% of the Company's drilling inventory is focused on further expansion and development of its Rocky Mountain oil fields, and the remaining 14% is focused on natural gas projects in the Mid-Continent and Gulf Coast. The Company's Gulf Coast activities are conducted onshore the Texas and Louisiana coasts. In the Gulf Coast, the Company holds approximately 9,400 net leasehold acres and has identified 28 potential drilling locations.

  The following table provides information with respect to the Company's net proved reserves for its principal oil and gas properties as of December 31, 1998:

                                                                    PERCENT OF
                                                       DISCOUNTED     TOTAL
                                                OIL    FUTURE CASH  DISCOUNTED
                        OIL         GAS     EQUIVALENT    FLOWS    FUTURE CASH
AREA                   (MBBL)      (MMCF)      (MBOE)     (M $)       FLOWS
----                   ------      ------   ---------- ----------- -----------
ROCKY MOUNTAINS:
  Williston Basin. .   11,923      4,497       12,670     $47,981    44.5%
  Big Horn Basin . .    6,053      9,084        7,567      12,417    11.5
MID-CONTINENT:
  Anadarko Basin . .    1,930     37,598        8,197      42,627    39.6
  Arkoma Basin . . .        2      3,614          604       4,175     3.9
GULF COAST . . . . .       22        426           93         470     0.5
                       ------     ------       ------    --------   -----
TOTALS . . . . . . .   19,930     55,219       29,131    $107,670   100.0%
                       ======     ======       ======    ========   =====

ROCKY MOUNTAINS

  The Company's Rocky Mountain properties are located primarily in the Williston Basin of North Dakota, South Dakota and Montana and in the Big Horn Basin of Wyoming. Estimated proved reserves for its Rocky Mountains properties at December 31, 1998 totaled 20.2 MMBoe and represented 56.1% of the Company's PV-10. Approximately 96% of these estimated proved reserves are proved developed. During the twelve months ended December 31, 1998, the average net daily production was 8,930 Bbls of oil and 1,650 Mcf of natural gas, or 9,205 Boe per day from the Rocky Mountain properties excluding the Worland Field Properties which were purchased June 1, 1998. As of the June 1, 1998 acquisition date, the Worland properties added 1,138 Bbls of oil per day and 2,186 Mcf of natural gas, or 1,502 Boe per day. As of December 31, 1998 the company is producing approximately 9,550 Boe per day with another 750 Boe per day shut in due to the low oil prices. The Company's leasehold interests include 141,378 net developed and 323,606 net undeveloped acres, which represent 26% and 59% of the Company's total leasehold, respectively. This leasehold is expected to be developed utilizing 3-D seismic, precision horizontal drilling and HPAI, where applicable. As of December 31, 1998, the Company's Rocky Mountain properties included an inventory of 210 development and 12 exploratory drilling locations.

WILLISTON BASIN

  CEDAR HILLS FIELD. The Cedar Hills Field was discovered in November 1994 and is still under development. During the twelve months ended December 31, 1998, the Cedar Hills Field properties produced 6,778 net Boe per day to the Company interests and represented 41% of the PV-10 attributable to the Company's estimated proved reserves as of December 31, 1998. The Cedar Hills Field produces oil from the Red River "B" Formation, a thin (eight feet), non-fractured, blanket-type, dolomite reservoir found at depths of 8,000 to 9,500 feet. All wells drilled by the Company in the Red River "B" Formation were drilled exclusively with precision horizontal drilling technology. The Cedar Hills Field covers approximately 200 square miles and has a known oil column of 1,000 feet. Through December 31, 1998, the Company drilled or participated in 153 gross (103 net) horizontal wells, of which 146 were successfully completed, for a 95% net success rate.

  The Company believes that the Red River "B" formation in the Cedar Hills Field is well suited for enhanced secondary recovery using HPAI technology. On four nearby HPAI projects operated by the Company, HPAI technology has increased oil recoveries 200% to 300% over primary recovery with ultimate recoveries reaching up to 40% of the original oil in place. The Company intends to initiate installation of HPAI secondary recovery on certain of its Cedar Hills Field properties upon completion of field unitization, which is expected to
occur in 1999.   The Company believes that HPAI could increase its
total recovery from the Cedar Hills Field by as much as 75 million net barrels. On May 15, 1998, the Company and Burlington Resources Oil and Gas Company ("Burlington") entered into a definitive agreement to exchange undivided interests so that effective December 1, 1998 the Company will own working interests ranging from 90% to 92% in approximately 65,000 gross (59,000 net) leasehold acres in the northern half of the Cedar Hills Field. As a result of the agreement, the Company will enhance its ability to unitize all interests in the northern half of the Cedar Hills Field, which is necessary in order for the Company to initiate the planned HPAI enhanced recovery operations in the Cedar Hills Field. On August 19, 1998, the Company instituted a declaratory judgment action against Burlington in the District Court of Garfield County, Oklahoma (Case No. CJ-98-613-03) alleging that Burlington provided false and misleading information regarding certain of Burlington's oil and gas properties to a third party consultant charged with determining the relative values of oil and gas properties owned by the Company and Burlington which served as the basis for the exchange of interests. The Company also claims that the consultant relied on such false and misleading information in determining the relative fair values of the oil and gas interests. The Company seeks a declaratory judgment determining that it is excused from further performance under its exchange agreement with Burlington. Burlington has denied the Company's allegations and seeks specific performance by the Company, plus monetary damages of an unspecified amount. The progress on the Cedar Hills Unitization process is expected to continue, as the North Dakota Industrial Commission has called a hearing for March 31, 1999 to discuss the status of the unitization process. The timing and probability of unitization will only be enhanced by the state's objective to invoke their wide range of authority, including the ability to restrict production, which will be targeted towards preserving the value of the field and ensuring that secondary recovery reserves are captured.

  As of December 31, 1998, there were 7 horizontal drilling locations in inventory, all of which are development well locations.

  MEDICINE POLE HILLS, BUFFALO, WEST BUFFALO AND SOUTH BUFFALO
UNITS. In 1995, the Company acquired the following interests in four production units in the Williston Basin: Medicine Pole Hills (63%); Buffalo (86%); West Buffalo (82%); and South Buffalo (85%). During the twelve months ended December 31, 1998, these units produced 2,147 Boe per day, net to the Company's interests, and represented .7 MMBoe or 4% of the PV-10 attributable to the Company's estimated proved reserves as of December 31, 1998. These units are HPAI enhanced recovery projects that produce from the Red River "B" Formation and are operated by the Company. These units were discovered and developed with conventional vertical drilling. The oldest vertical well in these units has been producing for 44 years, demonstrating the long lived production characteristic of the Red River "B" Formation. There are 96 producing wells in these units and current estimates of remaining reserve life range from four to 13 years. The Company plans to further develop these units and enhance production by drilling strategically placed horizontal wells. There are currently 38 development drilling locations identified in these units.

  LUSTRE AND MIDFORK FIELDS. In January 1992, the Company acquired the Lustre and Midfork Fields which, during the twelve months ended December 31, 1998, produced 280 Bbls per day, net to the Company's interests. Wells in both the Lustre and Midfork Fields produce from the Charles "C" dolomite, at depths of 5,500 to 6,000 feet. Historically, production from the Charles "C" has a low daily production rate and is long lived. There are currently 21 wells producing in the two fields, and no secondary recovery is underway in either field. The Company currently owns 87,000 net acres in the Lustre and Midfork Fields and plans to utilize 3-D seismic combined with horizontal drilling to further exploit the Charles "C" reservoir, and to generate drilling opportunities for deeper objectives underlying the Lustre and Midfork Fields as well as guide exploration for new fields on its substantial undeveloped leasehold.

BIG HORN BASIN

  On May 14, 1998, the Company consummated the purchase for $86.5 million of producing and non-producing oil and gas properties and certain other related assets in the Worland Field, effective as of June 1, 1998. Subsequently, and effective as of June 1, 1998, the Company sold an undivided 50% interest in the Worland Field properties (excluding inventory and certain equipment) to Harold Hamm, the Company's principal shareholder, for $42.6 million. The sale of the 50% interest in the Worland Field properties was effected to reduce the size of the Company's exposure in one area, to reduce the amount of future capital expenditures by the Company and to reduce the Company's investment in oil, rather than natural gas, properties. See "Certain Relationships and Related Transactions." The Worland Field properties cover 40,000 net leasehold acres in the Worland Field of the Big Horn Basin in northern Wyoming, of which 16,000 net acres are held by production and 24,000 net acres are non-producing or prospective. Approximately two-thirds of the Company's producing leases in the Worland Field are within five federal units, the largest of which (the Cottonwood Creek Unit) has been producing for over 40 years. All of the units produce principally from the Phosphoria formation, which is the most prolific oil producing formation in the Worland Field. Four of the units are unitized as to all depths, with the Cottonwood Creek Field Extension (Phosphoria) Unit being unitized only as to the Phosphoria formation. The Company is the operator of all five of the federal units. The Company also operates 40 of the 60 producing wells located on non-unitized acreage. The Company's Worland Field properties include interests in 280 producing wells, 260 of which are operated by the Company.

  As of December 31, 1998, the estimated net proved reserves attributable to the Company's Worland Field properties were approximately 7.6 MMBoe, with an estimated PV-10 of $12.4 million. Approximately 80% of these proved reserves consist of oil, principally in the Phosphoria formation. Oil produced from the Company's Worland Field properties is low gravity, sour (high sulphur content) crude, resulting in a lower sales price per barrel than non-sour crude, and is sold into a Marathon pipeline or is trucked from the lease. Gas produced from the Worland Field properties is also sour, resulting in a sale price that is less per Mcf than non-sour natural gas. From the effective date of the Worland Field Acquisition through September 30, 1998, the average price of crude oil produced by the Worland Field properties was $5.19 per Bbl less than the NYMEX price of crude oil. The Company entered into a contract effective October 1, 1998 through March 31, 1999 to sell crude oil produced from its Worland Field properties at an average price of $3.19 per Bbl less than the NYMEX price. Subsequent to these contracts, and effective February 1, 1999 the Company entered into a contract to sell the Worland Field production at a gravity adjusted price of $1.67 per barrel less than the monthly NYMEX average price. The new contract will expire March 1, 2000.

  In addition to the proved reserves, the Company has identified 162 development drilling locations on its Worland Field properties, to further develop and exploit the undeveloped portion of the Worland Field. Over 100 wells have been identified for acid fracture stimulation, most of which have been classified as having proved developed non-producing reserves. The Company believes that secondary and tertiary recovery projects will have significant potential for the addition of reserves. In addition, eight exploratory drilling prospects have been identified on the Company's Worland Field properties in which prospects the Company and its principal shareholder, together, have a majority leasehold position, allowing for further exploration for and exploitation of the Phosphoria, Tensleep, Frontier and Muddy formations and other prospective formations for additional reserves.

MID-CONTINENT

  The Company's Mid-Continent properties are located primarily in the Anadarko Basin of western Oklahoma, southwestern Kansas and the Texas Panhandle, and to a lesser extent, in the Arkoma Basin of southeastern Oklahoma ("Arkoma Basin"). At December 31, 1998, the Company's estimated proved reserves in the Mid-Continent totaled 8.8 MMBoe, representing 43.5% of the Company's PV-10 at such date. At December 31, 1998 approximately 78% of the Company's estimated proved reserves in the Mid-Continent were natural gas. Net daily production from these properties during 1998 averaged 1,302 Bbls of oil and 15,172 Mcf of natural gas, or 3,830 Boe to the Company's interests. The Company's Mid-Continent leasehold position includes 67,712 net developed and 8,927 net undeveloped acres, representing 12% and 2% of the Company's total leasehold, respectively, at December 31, 1998.

  As of December 31, 1998, the Company's Mid-Continent properties included an inventory of five development drilling locations, all of them in the Anadarko Basin.

  ANADARKO BASIN. The Anadarko Basin properties contained 93% of the Company's estimated proved reserves for the Mid-Continent and 39.6% of the Company's total PV-10 at December 31, 1998 and at such date, represented 68% of the Company's estimated proved reserves of natural gas. During the twelve months ended December 31, 1998, net daily production from its Anadarko Basin properties averaged 1,231 Bbls of oil and 13,815 Mcf of natural gas, or 3,533 Boe to the Company's interest from 613 gross (366 net) producing wells, 457 of which are operated by the Company. The Anadarko Basin wells produce from a variety of sands and carbonates in both stratigraphic and structural traps in the Arbuckle, Oil Creek, Viola, Mississippian, Springer, Morrow, Red Ford, Oswego, Skinner and Tonkawa formations, at depths ranging from 6,000 to 12,000 feet. These properties are currently being re-evaluated for further development drilling and work over potential.

  ARKOMA BASIN. In the Arkoma Basin, the Company is focused on coal bed methane, where it owns approximately 12,000 acres and has 44 producing wells from the Hartshorne coal at depths of 2,500 to 3,500 feet. As part of the company's strategic plan to divest of non-core assets for the purpose of allocating resources to higher reserve growth projects, all oil and gas properties in the Arkoma Basin, along with the Rattlesnake and Enterprise Gas Gathering System, are being marketed for sale. The PV-10 of the reserves on these properties is approximately $4.2 million, whereas the Company has an offer of intent to purchase for $5.8 million from a third party. Closing on this transaction is scheduled for April 1, 1999.

GULF COAST

The Company's Gulf Coast activities are located in the Jefferson Island Project, Iberia Parish , Louisiana and in the Pebble Beach
Project , Nueces Co., Texas.    These properties currently provide no
significant PV-10 value but do represent significant drilling opportunities for 1999 and beyond. The Company's Gulf Coast leasehold position includes 1,235 net developed and 8,169 net undeveloped acres representing 0.6% and 2.4% of the Company's total
leasehold respectively.    From a  combined total of 60 square miles
of proprietary 3-D data , 21 development and 7 exploratory locations have been identified for drilling on these projects to date.

  JEFFERSON ISLAND. The Jefferson Island project is an underdeveloped salt dome that produces from a series of prolific Miocene sands. To date the field has produced 65.2 MMBOE, from approximately one quarter of the total dome. The remaining three quarters of the faulted dome complex are essentially unexplored or underdeveloped. The Company controls 5,062 gross (2,913 net) acres over the entire salt dome and has identified 19 development and 1 exploratory drilling locations to date from 35 square miles of proprietary 3-D seismic. The Company has an agreement with a third party who in return for performing certain obligations will earn 50% of the project. These obligations require the third party to pay 100% of seismic costs and 100% of drilling costs for the first 5 wells as well as provide the Company with a 16% carried interest in each of the first 5 wells. Drilling is scheduled to begin early second quarter 1999.

  PEBBLE BEACH. At the Pebble Beach project the Company owns 7,078 gross (6,491 net) acres and is targeting the prolific Frio and Vicksburg sands underlying the Clara Driscoll field and surrounding area. These sandstone reservoirs are found at depths of 5000' to 9500' and produce on structures readily defined with 3-D seismic. Using 20 square miles of proprietary 3-D seismic, 2 development and 5 exploratory drilling locations have been identified. Drilling should begin third quarter 1999.

NET PRODUCTION, UNIT PRICES AND COSTS

  The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by the Company for the periods shown:

                                              YEAR ENDED DECEMBER 31
                                            ---------------------------
                                            1996       1997        1998
                                            ----       ----        ----
NET PRODUCTION DATA:
Oil and condensate (MBBL). . . . . .        2,888      3,518       3,981
Natural gas (MMCF) . . . . . . . . .        6,527      5,789       6,755
Total (MBOE) . . . . . . . . . . . .        3,976      4,483       5,107

UNIT ECONOMICS
Average sales price per Bbl. . . . .    $   20.78  $   18.61    $   12.38
Average sales price per Mcf. . . . .         2.13       2.21         1.61
Average equivalent price (per Boe)<F1>      18.87      17.53        11.78
Lifting cost (per Boe)<F2> . . . . .         4.86       4.63         4.43
DD&A expense (per Boe)<F2> . . . . .         5.44       6.74         6.78
General and administrative expense
 (per Boe)<F3> . . . . . . . . . . .         1.64       1.47         1.40
                                        ---------  ---------    ---------
Gross margin . . . . . . . . . . . .    $    6.93  $    4.69    $   (0.83)
                                        =========  =========    =========

<F1>
Calculated by dividing oil and gas revenues, as reflected in the Consolidated Financial Statements, by production volumes on a Boe basis. Oil and gas revenues reflected in the Consolidated Financial Statements are recognized as production is sold and may differ from oil and gas revenues reflected on the Company's production records which reflect oil and gas revenues by date of production.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

<F2>
Related to drilling and development activities.

<F3>
Related to drilling and development activities, net of operating overhead income.

PRODUCING WELLS

  The following table sets forth the number of productive wells in which the Company owned an interest as of December 31, 1998:

                                        OIL                   NATURAL GAS
                                 ----------------        -------------------
                                 GROSS        NET        GROSS           NET
                                 -----        ---        -----           ---
ROCKY MOUNTAINS:
  Williston Basin . . .           307         236           -              -
  Big Horn Basin<F1>. .           280         122           -              -
MID-CONTINENT:
  Anadarko Basin  . . .           377         258         236            108
  Other . . . . . . . .             5           4          39             32
GULF COAST  . . . . . .             6           3           4              2
                                  ---         ---         ---            ---
  Total . . . . . . . .           975         623         279            142
                                  ===         ===         ===            ===

<F1>
Represents Worland Field properties acquired by the Company in the Worland Field Acquisition.

ACREAGE

  The following table sets forth the Company's developed and undeveloped gross and net leasehold acreage as of December 31, 1998:

                                    DEVELOPED                  UNDEVELOPED
                              --------------------         ------------------
                              GROSS            NET         GROSS          NET
                              -----            ---         -----          ---
ROCKY MOUNTAINS:
  Williston Basin. .         166,597         125,708      396,805        299,695
  Big Horn Basin . .          30,126          15,670       45,690         23,911
MID-CONTINENT:
  Anadarko Basin . .          91,546          55,981       14,120          8,551
  Other. . . . . . .          12,291          11,731          520            376
GULF COAST . . . . .           1,355           1,235       10,785          8,169
                             -------         -------      -------        -------
    Total. . . . . .         301,915         210,325      467,920        340,702
                             =======         =======      =======        =======

DRILLING ACTIVITIES

  The following table sets forth the Company's drilling activity on its properties for the periods indicated:

                                   YEAR ENDED DECEMBER 31,
                       ---------------------------------------------------
                             1996              1997               1998
                       --------------    --------------     --------------
                       GROSS      NET    GROSS      NET     GROSS      NET
                       -----      ---    -----      ---     -----      ---
DEVELOPMENT WELLS:
  Productive. . . .     49       28.43    63       42.41      32        22
  Non-productive. .      2        1.48     -           -       -         -
                       ---       -----   ---       -----     ---       ---
  Total . . . . . .     51       29.91    63       42.41      32        22
                       ===       =====   ===       =====     ===       ===

EXPLORATORY WELLS:
  Productive  . . .      8        5.13    15       11.29       5      4.23
  Non-productive. .      5        3.17     5        1.98       -         -
                       ---       -----   ---       -----     ---     -----
  Total . . . . . .     13        8.30    20       13.27       5      4.23
                       ===       =====   ===       =====     ===     =====

OIL AND GAS RESERVES

  The following table summarizes the estimates of the Company's net proved reserves and the related PV-10 of such reserves at the dates shown. Ryder Scott Company Petroleum Engineers ("Ryder Scott") prepared the reserve and present value data with respect to the Company's oil and gas properties which represented 100% of the PV-10 at December 31, 1996, 72% of the PV-10 at December 31, 1997 and
83% of the PV-10 at December 31, 1998. The Company prepared the reserve and present value data on all other properties.

                                                     AS OF DECEMBER 31,
                                           -----------------------------------
                                             1996        1997           1998
                                             ----        ----           ----
                                                 (DOLLARS IN THOUSANDS)
RESERVE DATA:
  Proved developed reserves:
     Oil (MBBL) . . . . . . . . .          15,265       19,411         19,097
     Natural gas (MMCF) . . . . .          49,082       47,676         54,905
       Total (MBOE) . . . . . . .          23,445       27,357         28,248
  Proved undeveloped reserves:
     Oil (MBBL) . . . . . . . . .           4,227        5,308            833
     Natural gas (MMCF) . . . . .           1,453        1,702            314
       Total (MBOE) . . . . . . .           4,469        5,592            885
  Total proved reserves:
          Oil (MBBL). . . . . . .          19,492       24,719         19,930
     Natural gas (MMCF) . . . . .          50,535       49,378         55,219
       Total (MBOE) . . . . . . .          27,915       32,949         29,133
  PV-10<F1> . . . . . . . . . . .       $ 177,133    $ 241,625      $ 107,670

<F1>
PV-10 represents the present value of estimated future net cash flows before income tax discounted at 10% using prices in effect at the end of the respective periods presented and including the effects of hedging activities. In accordance with applicable requirements of the Commission, estimates of the Company's proved reserves and future net cash flows are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). The prices used in calculating PV-10 as of December 31, 1996, 1997 and 1998 were $23.74 per Bbl of oil and $3.35 per Mcf of natural gas, $18.06 per Bbl of oil and $2.25 per Mcf of natural gas, $10.84 per Bbl of oil and $1.64 per Mcf of natural gas, respectively.

  Estimated quantities of proved reserves and future net cash flows therefrom are affected by oil and gas prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond the control of the producer. The reserve data set forth in this annual report on Form 10-K represent only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers, including those used by the Company, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing oil and gas prices, operating costs and other factors, which revisions may be material. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based.

  In general, the volume of production from oil and gas properties declines as reserves are depleted. Except to the extent the Company acquires properties containing proved reserves or conducts successful exploitation and development activities, the proved reserves of the Company will decline as reserves are produced. The Company's future oil and gas production is, therefore, highly dependent upon its level of success in finding or acquiring additional reserves.

GAS GATHERING SYSTEMS

  The Company's gas gathering systems are owned by CGI. Natural gas and casinghead gas are purchased at the wellhead primarily under either market-sensitive percent-of-proceeds-index contracts or keep-whole gas purchase contracts. Under percent-of-proceeds-index contracts, CGI receives a fixed percentage of the monthly index posted price for natural gas and a fixed percentage of the resale price for natural gas liquids. CGI generally receives between 20% and 30% of the posted index price for natural gas sales and from 20% to 30% of the proceeds received from natural gas liquids sales. Under keep-whole gas purchase contracts, CGI retains all natural gas liquids recovered by its processing facilities and keeps the producers whole by returning to the producers at the tailgate of its plants an amount of residue gas equal on a BTU basis to the natural gas received at the plant inlet. The keep-whole component of the contract permits the Company to benefit when the value of natural gas liquids is greater as a liquid than as a portion of the residue gas stream.

OIL AND GAS MARKETING

  The Company's oil and gas production is sold primarily under market sensitive or spot price contracts. The Company sells substantially all of its casinghead gas to purchasers under varying percentage-of-proceeds contracts. By the terms of these contracts, the Company receives a fixed percentage of the resale price received by the purchaser for sales of natural gas and natural gas liquids recovered after gathering and processing the Company's gas. The Company normally receives between 80% and 100% of the proceeds from natural gas sales and from 80% to 100% of the proceeds from natural gas liquids sales received by the Company's purchasers when the products are resold. The natural gas and natural gas liquids sold by these purchasers are sold primarily based on spot market prices. The revenues received by the Company from the sale of natural gas liquids is included in natural gas sales. As a result of the natural gas liquids contained in the Company's production, the Company has historically improved its price realization on its natural gas sales as compared to Henry Hub or other natural gas price indexes. For the year ended December 31, 1998, purchases of the Company's natural gas production by GPM Gas Corporation accounted for 11.5% of the Company's total gas sales for such period and for the same period purchases of the Company's oil production by Koch Oil Company accounted for 79.8% of the Company's total produced oil sales. Beginning with December 1998 production, Koch Oil Company was replaced by EOTT as the major purchaser of the Company's crude oil production. Due to the availability of other markets, the Company does not believe that the loss of EOTT or any other crude oil or gas customer would have a material adverse effect on the Company's results of operations.

  Periodically the Company utilizes various hedging strategies to hedge the price of a portion of its future oil and gas production. The Company does not establish hedges in excess of its expected production. These strategies customarily emphasize forward-sale, fixed-price contracts for physical delivery of a specified quantity of production or swap arrangements that establish an index-related price above which the Company pays the hedging partner and below which the Company is paid by the hedging partner. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its forward-sale contracts. However, the Company does not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. In August 1998, the Company began engaging in oil trading arrangements as part of its oil marketing activities. Under these arrangements, the Company contracts to purchase oil from one source and to sell oil to an unrelated purchaser, usually at disparate prices.

ITEM 3.  LEGAL PROCEEDINGS

  From time to time, the Company is party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. The Company is not involved in any legal proceedings nor is it party to any pending or threatened claims that could reasonably be expected to have a material adverse effect on its financial condition or results of operations. However, the Company is engaged in litigation with Burlington with respect to the agreement to exchange interests in the Cedar Hills Field. See ITEM 2. PROPERTIES.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                            PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

  There is no established trading market for the Company's common stock. As of March 31, 1999, there were 3 record holders of the Company's common stock. The Company sold no equity securities during 1998.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

SELECTED CONSOLIDATED FINANCIAL DATA

  The following table sets forth selected historical consolidated financial data for the periods ended and as of the dates indicated. The statements of operations and other financial data for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, and the balance sheet data as of December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from, and should be reviewed in conjunction with, the consolidated financial statements of the Company, and the notes thereto, which have been audited by Arthur Andersen LLP, independent public accountants. The balance sheets as of December 31, 1997, and 1998 and the statements of operations for the years ended December 31, 1996, 1997 and 1998 are included elsewhere in this annual report on Form 10-K. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related notes thereto included elsewhere in this Report.

                                                    YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------------------
                                    1994        1995        1996         1997        1998
                                    ----        ----        ----         ----        ----
                                                  (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
 Revenue:
  Oil and gas sales. . . . .     $  21,427   $  30,576   $  75,016   $  78,599   $  60,162
  Crude oil marketing. . . .            -            -           -           -     232,216
  Gathering, marketing
   and processing. . . . . .        14,806      20,639      25,766      25,021      17,701
  Oil and gas service operations     5,630       6,148       6,491       6,405       6,689
                                 ---------   ---------   ---------   ---------   ---------
 Total revenues. . . . . . .        41,863      57,363     107,273     110,025     316,768
 Operating costs and expenses:
  Production expenses and taxes      6,905       7,611      19,338      20,748      22,611
  Exploration expenses . . .         6,338       6,184       4,512       6,806       7,106
  Crude oil marketing purchases
   and expenses. . . . . . .             -           -           -           -     228,797
  Gathering, marketing and
   processing. . . . . . . .         8,415      13,223      21,790      22,715      15,602
  Oil and gas service
   operations  . . . . . . .         2,708       3,680       4,034       3,654       3,664
  Depreciation, depletion and
   amortization  . . . . . .         6,068       9,614      22,876      33,354      38,716
  General and administrative         6,396       8,260       9,155       8,990      10,002
                                 ---------   ---------   ---------   ---------   ---------
 Total operating costs and
  expenses . . . . . . . . .        36,830      48,572      81,705      96,267     326,498
                                 ---------   ---------   ---------   ---------   ---------
 Operating income (loss) . .         5,033       8,791      25,568      13,758      (9,730)
 Interest income . . . . . .           108         137         312         241         967
 Interest expense. . . . . .          (670)     (2,396)     (4,550)     (4,804)    (12,248)
 Other revenue (expense),
  net<F1>. . . . . . . . . .             -        (411)        233       8,061       3,031
                                 ---------   ---------   ---------   ---------   ---------
 Income before income taxes.         4,471       6,121      21,563      17,256     (17,980)
 Federal and state income
  taxes (benefit)<F2>. . . .         1,596       2,252       8,238      (8,941)          -
                                 ---------   ---------   ---------   ---------   ---------
 Net income (loss) . . . . .     $   2,875   $   3,869   $  13,325   $  26,197   $ (17,980)
                                 =========   =========   =========   =========   =========

OTHER FINANCIAL DATA:
 Adjusted EBITDA<F3> . . . .     $  17,547   $  24,315   $  53,502   $  54,721   $  40,090
 Net cash provided by
  operations . . . . . . . .        18,787      18,985      41,724      51,477      25,190
 Net cash used in investing        (19,256)    (58,022)    (50,619)    (78,359)   (112,050)
 Net cash provided by (used
  in) financing. . . . . . .        (1,138)     37,994      10,494      24,863     101,376
 Capital expenditures<F4>. .        20,143      58,226      50,341      80,937      92,782
RATIOS:
 Adjusted EBITDA to interest
  expense. . . . . . . . . .          26.2x       10.1x       11.8x       11.4x        3.3x
 Total debt to Adjusted EBITDA         0.4x        1.8x        1.0x        1.5x        4.2x
 Earnings to fixed charges<F5>         7.7x        3.6x        5.7x        4.6x         N/A
BALANCE SHEET DATA (AT PERIOD END):
 Cash and cash equivalents .     $   2,766   $   1,722   $   3,320   $   1,301   $  15,817
 Total assets. . . . . . . .        56,759     107,825     145,693     188,386     253,739
 Long-term debt, including
  current maturities . . . .         6,272      44,265      54,759      79,632     167,637
 Stockholders' equity. . . .        34,883      38,752      52,077      78,264      60,284

<F1>
In 1997, other income includes $7.5 million resulting from the settlement of certain litigation matters.
<F2>
Effective June 1, 1997, the Company elected to be treated as an S Corporation for federal income tax purposes. The conversion resulted in the elimination of the Company's deferred income tax assets and liabilities existing at May 31, 1997 and, after being netted against the then existing tax provision, resulted in a net income tax benefit to the Company of $8.9 million.
<F3>
Adjusted EBITDA represents earnings before interest expense, income taxes, depreciation, depletion, amortization and exploration expense, excluding proceeds from litigation settlements. Adjusted EBITDA is not a measure of cash flow as determined in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP or as an indicator of a company's operating performance or liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company's financial performance, such as a company's cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. The Company's computation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The Company believes that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure the Company's ability to meet future debt service requirements, if any. Even though the volume of oil and gas produced by the Company during 1998 was greater than in the comparable period in 1997, the Company's Adjusted EBITDA for the 1998 period was less than in 1997. The decrease in Adjusted EBITDA for the 1998 period was attributable to declines in oil and gas prices. Adjusted EBITDA does not give effect to the Company's exploration expenditures, which are largely discretionary by the Company and which, to the extent expended, would reduce cash available for debt service, repayment of indebtedness and dividends.
<F4>
Capital expenditures include costs related to acquisitions of producing oil and gas properties.
<F5>
For purposes of computing the ratio of earnings to fixed charges, earnings are computed as income before taxes from continuing operations, plus fixed charges. Fixed charges consist of interest expense and amortization of costs incurred in the offering of the Notes. For the year ended December 31, 1998, earnings were insufficient to cover fixed charges by $18.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto and the Selected Consolidated Financial Data included elsewhere herein.

OVERVIEW

  The Company's revenue, profitability and cash flow are substantially dependent upon prevailing prices for oil and gas and the volumes of oil and gas it produces. Although the Company produced more oil and gas in the 1998 than in 1997, it experienced a significant decline in revenues, net income and Adjusted EBITDA in 1998 compared to 1997 because of lower prevailing oil and gas prices. These lower prices have continued to adversely affect the Company's revenues and results of operation. Average well head prices as of December 31, 1998, were $10.84 per Bbl of oil and $1.64 per Mcf of natural gas compared to $18.06 per Bbl of oil and $2.25 per Mcf of natural gas as of December 31, 1997. In addition, the Company's proved reserves and oil and gas production will decline as oil and gas are produced unless the Company is successful in acquiring producing properties or conducting successful exploration and development drilling activities.

  The Company uses the successful efforts method of accounting for its investment in oil and gas properties. Under the successful efforts method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and provide equipment for exploratory wells that find proved reserves and to drill and equip development wells are capitalized. These costs are amortized to operations on a unit-of-production method based on petroleum engineer estimates. Geological and geophysical costs, lease rentals and costs associated with unsuccessful exploratory wells are expensed as incurred. Maintenance and repairs are expensed as incurred, except that the cost of replacements or renewals that expand capacity or improve production are capitalized. Significant downward revisions of quantity estimates or declines in oil and gas prices that are not offset by other factors could result in a write down for impairment of the carrying value of oil and gas properties. Once incurred, a write down of oil and gas properties is not reversible at a later date, even if oil or gas prices increase.

  The Company is an S Corporation for federal income tax purposes. The Company currently anticipates it will pay periodic dividends in amounts sufficient to enable the Company's shareholders to pay their income tax obligations with respect to the Company's taxable earnings. Based upon funds available to the Company under its Credit Facility and the Company's anticipated cash flow from operating activities, the Company does not currently expect these distributions to materially impact the Company's liquidity.

RESULTS OF OPERATIONS

  The following tables set forth selected financial and operating information for each of the three years in the period ended December 31, 1998:

                                            YEAR ENDED DECEMBER 31,
                                    --------------------------------------
                                         1996         1997         1998
                                         ----         ----         ----
                             (Dollars in Thousands, Except Average Price Data)
Revenues . . . . . . . . . . . .    $  107,273    $  110,025    $ 316,768
Operating expenses . . . . . . .        81,705        96,267      326,498
Non-Operating income (expense) .        (4,005)        3,498       (8,250)
Net income after tax . . . . . .        13,325        26,197      (17,980)
Adjusted EBITDA<F1>. . . . . . .        53,502        54,721       40,090
Production Volumes<F2>:
 Oil and condensate (MBBL) . . .         2,888         3,518        3,981
 Natural gas (MMCF). . . . . . .         6,527         5,789        6,755
 Oil equivalents (MBOE). . . . .         3,976         4,483        5,107
Average Prices<F3>:
 Oil and condensate (per Bbl). .    $    20.78    $    18.61     $  12.52
 Natural gas (per Mcf) . . . . .          2.13          2.21         1.61
 Oil equivalents (per Boe) . . .         18.87         17.53        11.78

<F1>
Adjusted EBITDA represents earnings before interest expense, income taxes, depreciation, depletion, amortization and exploration expense, excluding proceeds from litigation settlements. Adjusted EBITDA is not a measure of cash flow as determined in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP or as an indicator of a company's operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company's financial performance, such as a company's cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. The Company's computation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The Company believes that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure the Company's ability to meet future debt service requirements, if any. Even though the volume of oil and gas produced by the Company during 1998, on an actual basis, was greater than in the comparable period in 1997, the Company's Adjusted EBITDA for the 1998 period was less than in 1997. The decrease in Adjusted EBITDA for the 1998 period was attributable to declines in oil and gas prices. Adjusted EBITDA does not give effect to the Company's exploration expenditures, which are largely discretionary by the Company and which, to the extent expended, would reduce cash available for debt service, repayment of indebtedness and dividends.
<F2>
Production volumes of oil and condensate, and natural gas, are derived from the Company's production records and reflect actual quantities produced without regard to the time of receipt of proceeds from the sale of such production. Production volumes of oil equivalents (on a Boe basis) are determined by dividing the total Mcfs of natural gas produced by six and by adding the resultant sum to barrels of oil and condensate produced.
<F3>
Average prices of oil and condensate, and of natural gas, are derived from the Company's production records which are maintained on an "as produced" basis, which give effect to gas balancing and oil produced and in the tanks, and, accordingly, may differ from oil and gas revenues for the same periods as reflected in the Financial Statements. Average prices of oil equivalents were calculated by dividing oil and gas revenues, as reflected in the Financial Statements, by production volumes on a per Boe basis. Average sale prices per Boe realized by the Company, according to its production records which are maintained on an "as produced" basis, for the years ended December 31, 1996, 1997 and 1998, were $18.59, $17.53 and $11.88, respectively.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUES

OIL AND GAS SALES

  Oil and gas sales revenue for 1998 decreased $18.4 million, or 23.5%, to $60.2 million from $78.6 million in 1997. Oil prices decreased from an average of $18.61/Bbl in 1997 to $12.38/Bbl in 1998 which resulted in a $21.9 million reduction in revenues. The effects of the price reduction was partially offset by a 463 Mbbl increase in oil production in 1998 compared to 1997. The increased production was realized from the acquisition of the Worland Field properties which contributed 234 MBBL of oil production after the June 1, 1998 acquisition date and from the further development of the Cedar Hills and Midfork/Lustre fields through drilling which contributed an additional 384 MBBL of oil production. Company production volumes decreased by 20 MBBL with the fourth quarter sale of its Illinois properties and by 120 MBbls due to the natural decline in production rates in the Company's existing HPAI units. The net increase in production resulted in additional revenues of $5.7 million for the period. Gas revenues for 1998 increased by $1.6 million due to the sale of an additional 966 MMCF of production. The revenue due to the increase in production was partially offset by a $3.5 million reduction in revenues due to lower gas sales prices realized during the year when compared to 1997. The Company's average gas sales prices decreased from $2.21 per Mcf in 1997 to $1.61 per Mcf in 1998 on a company average.

CRUDE OIL MARKETING

  The Company began marketing crude oil purchased from third parties in July, 1998. The Company recognized revenues on crude oil purchased for resale of $232.2 million for 1998.

GATHERING, MARKETING AND PROCESSING

  As a result of the elimination of gas sales associated with purchases of gas to be sold for marketing purposes unrelated to gas processing, 1998 gathering, marketing and processing revenues decreased $7.3 million, or 29%, to $17.7 million compared to $25.0 million for 1997.

OIL AND GAS SERVICE OPERATIONS

  Oil and gas service operations revenues increased $.3 million, or 4.4%, to $6.7 in 1998 from $6.4 million in 1997. Revenues in 1998 increased due to an increase in administrative income compared to the 1997 period because of increased overhead reimbursement associated with the increased maintenance activities performed on company operated properties during 1998.

COSTS AND EXPENSES

  Production expense and taxes were $22.6 million for the twelve months ended December 31, 1998, a $1.9 million, or 9% increase, over the 1997 expenses of $20.7 million, primarily as a result of the Worland Field Acquisition. For the year, the company has incurred $1.7 million in operating costs on the Worland Field properties. The company also incurred $0.7 million in non-recurring charges to repair several air injection and producing wells in the High Pressure Air Injection Units.

EXPLORATION EXPENSE

  Exploration expenses increased $0.3 million, or 4%, to $7.1 million in 1998 from $6.8 million in 1997. The Company recognized expense on the expiration of $2.0 million in leasehold associated with non-core areas which was $0.8 million greater than the leasehold expiration expense of $1.2 million recognized in 1997. During 1999 leases on 40,000 net acres in which the company has an investment of $2.2 million will expire. The Company has not determined if these leases will be drilled, renewed, or allowed to expire.

CRUDE OIL MARKETING

  The Company began marketing crude oil purchased from third parties during 1998. For the year ended December 31, 1998, the Company recognized expense for the purchases of crude oil purchased for resale of $228.1 million and marketing expenses of $0.7 million.

GATHERING, MARKETING AND PROCESSING

  Gathering, Marketing and Processing expense for 1998 was $15.6 million, a $7.1 million, or 31%, decrease from the $22.7 million incurred in 1997. This decrease is mainly due to the elimination of purchases of third party gas not used for gas plant supply, but sold as part of the Company's gas marketing activities which have been reduced to minimal volumes.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

  For the year ended December 31, 1998, DD&A Expenses were $38.7 million, a $5.4 million, or 16%, increase over the 1997 expense of $33.4 million. Lease and Well depletion and depreciation increased $4.0 million mainly due to the $7.9 million write-down associated with FASB 121 in 1998 compared to the $5.0 million write-down recognized in 1997. In 1998, the FASB 121 write-down contributed $1.55 per Boe, or 23%, of the total DD&A expense of $6.78 per Boe produced. The FASB 121 write-down in 1997 contributed $1.12 per Boe, or 17%, to the $6.74 per Boe of DD&A expense. The 1998 write-down included the impairment of $3.6 million on ten step out properties on the fringes of the Cedar Hills Field in North Dakota. The Company has excluded these wells from the exchange agreement with Burlington and does not expect them to be included in future unitization plans. Because of these factors, the reserves associated with these wells are low and provide minimal future cash flow. The 1998 DD&A expense also included $0.6 million of amortization expense associated with the capitalized costs related to the Company's $150 million debt offering.

GENERAL AND ADMINISTRATIVE (G&A)

  G&A expense for 1998 was $10.0 million, net of overhead reimbursement of $2.9 million, an increase of $0.5 million, or 9%, to $7.1 million from $9.0 million, net of overhead reimbursement of $2.4 million, or $6.6 million for 1997. The increase is attributable to increased employment and benefits costs of $1.5 million which was partially offset by a reduction of $0.9 million in consulting and contract services expenses.

  On January 6, 1999, as part of its objective of focusing on cash margins and profitability, the Company initiated a cost restructuring plan which included personnel cost reductions which are included in G&A expense. This reduction was accomplished through a combination of personnel and payroll reductions and the temporary suspension of the Company's contribution to the company 401K plan. Permanent savings due to staff reductions will be approximately $1.1 million per year. An additional $1.1 million in savings could occur due to temporary payroll reductions and suspension of the Company's contributions to the 401K plan. The estimated savings for 1999 are expected to be approximately $2.1 million. The Company plans to reinstate its contribution to the company 401K plan effective April
1, 1999, if oil pricing continues above $15.00 per barrel. Salaries could be reinstated when oil prices reach and maintain $17.00 per barrel.

INTEREST INCOME

  Interest income for 1998 was $1.0 million compared to $0.2 million for 1997, a $0.8 million, or 300% increase. The increase in the 1998 period is attributable primarily to higher levels of cash invested during 1998, which was partially generated by the sale of the Illinois properties.

INTEREST EXPENSE

  Interest expense for 1998 was $12.2 million, an increase of $7.4 million, or 155%, from $4.8 million in 1997. The increases in the 1998 expense are attributable primarily to higher levels of indebtedness outstanding during 1998 with the acquisition of the Worland Field Properties and continued drilling associated with the development of the Cedar Hills Field.

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

OTHER INCOME

  Other income decreased $5.0 million, or 62%, to $3.0 million for the year ended December 31, 1998 from $8.1 million for 1997. The 1997 other income included $7.5 million from the settlement of certain litigation issues. This decrease in other income from 1997 was partially offset by the recognition in 1998 of a $2.5 million gain on the sale of the Illinois properties.

  The Company is currently negotiating with, and has received an offer to purchase for $5.8 million all of the Company's interest in the Arkoma Basin properties in Southeast Oklahoma from an unrelated third party. The Company expects final details to be concluded prior to April 1, 1999 and that a gain of approximately $2.0 million will be recognized during the second quarter of 1999. As of December 31, 1999, these properties represented $4.2 million, or 4%, of the Company's estimated discounted future net cash flow.

INCOME BEFORE INCOME TAXES

  Net income before income taxes for the year ended December 31, 1998 was a loss of $18.0 million, a decrease in net income before taxes of $35.2 million, or 204%, from $17.3 million of net income before taxes for 1997. This decrease was due to the reduced revenues caused by lower oil and gas sales prices, increased interest expense caused by higher levels of indebtedness and the recognition of certain litigation settlements in 1997. These reductions to income were partially offset by the income generated by the crude oil marketing activities begun in 1998 and the gain on the sale of the Illinois properties which took place in 1998.

NET INCOME

  The 1998 Net Income after taxes was a loss of $18.0 million, a decrease in net income of $44.2 million, or 169%, compared to 1997. In addition to the items related to income before income taxes previously discussed, net income for 1997 also included $8.9 million in income tax benefits recognized in connection with the Company's conversion to an S-corporation effective June 1, 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

OIL AND GAS SALES

  Oil and gas sales revenue in 1997 was $78.6 million, an increase of $3.6 million, or 5.0%, over $75.0 million in 1996. In 1997, the Company sold an aggregate of 3,518 MBbl, a 22% increase over 1996 oil sales of 2,888 MBbl. The Company's natural gas sales in 1997 aggregated to 5,789 MMcf, an 11% decrease over its 1996 natural gas sales of 6,527 MMcf. In 1997, the Company received average prices of $18.61 per Bbl and $2.21 per Mcf, compared to $20.78 per Bbl and $2.13 per Mcf, respectively, in 1996.

GATHERING, MARKETING AND PROCESSING

  Gas gathering, marketing and processing revenue in 1997 was $25.0 million, a decrease of $0.8 million, or 3.0%, from $25.8 million in 1996, which was attributable primarily to lower spot prices for natural gas.

OIL AND GAS SERVICE OPERATIONS

  Oil and gas service operations revenue in 1997 was $6.4 million, a decrease of $0.1 million, or 1%, compared to $6.5 million in 1996.

PRODUCTION EXPENSES AND TAXES

  Production expenses and taxes in 1997 were $20.7 million, an increase of $1.4 million, or 7%, compared to $19.3 million in 1996, which was attributable to a 13% increase in production volume offset by a 5% decrease in production costs per Boe.

EXPLORATION EXPENSES

  Exploration expenses were $6.8 million in 1997, an increase of $2.3 million, or 51%, compared to $4.5 million in 1996, resulting primarily from a $0.5 million increase in expired lease expense and a $1.0 million increase in 3-D seismic expenditures.

GATHERING, MARKETING AND PROCESSING EXPENSE

  Gathering, marketing and processing expense in 1997 was $22.7 million, a $0.9 million, or 4% increase, compared to $21.8 million, which in 1996 was attributable to reduced margins on natural gas and natural gas liquids.

OIL AND GAS SERVICE OPERATIONS EXPENSE

  Oil and gas service operations expense in 1997 was $3.7 million, a $0.3 million, or 9%, decrease from $4.0 million in 1996, attributable to a reduction in saltwater disposal activity and warehouse activity.

DD&A EXPENSE

  DD&A expense in 1997 was $33.4 million, a $10.5 million, or 46% increase compared to $22.9 million in 1996. DD&A expense related to oil and gas operations in 1997 was $30.2 million, an $8.6 million, or 40% increase, compared to $21.6 million in 1996, attributable primarily to higher production levels in 1997. The unit rate of DD&A expense per Boe in 1997 was $6.74, compared with $5.44 in 1996. The 1997 DD&A rate included $5.0 million of additional impairment for write-down of certain long-lived assets in accordance with the provisions of SFAS No. 121, or $1.12 per Boe, while 1996 includes $2.1 million or $0.53 per Boe. The 1997 per Boe rate of DD&A, before giving effect to the SFAS 121 write down, increased due to the increased costs to drill and equip 93 net wells that the Company completed during 1996 and 1997, and with respect to which the Company is currently recognizing DD&A expense.

G&A EXPENSE

  G&A Expense for 1997 was $9.0 million minus overhead reimbursement of $2.4 million for a net G&A expense of $6.6 million, which was equal to net G&A expense of $6.6 million in 1996.

INTEREST EXPENSE

  Interest expense in 1997 was $4.8 million, an increase of $0.2 million, or 6%, compared to $4.6 million in 1996, attributable primarily to higher levels of indebtedness outstanding during 1997.

INTEREST AND OTHER INCOME

  Interest and other income in 1997 was $8.3 million, a $7.8 million, or 1,560%, increase over $0.5 million realized in 1996. The substantial increase in 1997 was primarily attributable to non-recurring income of approximately $7.5 million resulting from the settlement of certain litigation matters.

INCOME BEFORE INCOME TAXES

  Income before income taxes in 1997 was $17.3 million, a decrease of $4.3 million, or 20%, from $21.6 million in 1996, attributable primarily to increased production expenses and taxes, exploration expenses, gathering, marketing and processing expenses and DD&A expense, partially offset by an increase in total revenues of approximately $10.5 million, which included approximately $7.5 million related to the settlement of certain litigation matters.

NET INCOME AFTER TAXES

  Net income in 1997 was $26.2 million, an increase of $12.9 million, or 97%, compared to $13.3 million in 1996, primarily attributable to an $8.9 million tax benefit realized in 1997, compared to a $8.2 million tax expense in 1996, and the recognition of approximately $7.5 million related to the settlement of certain litigation matters.

LIQUIDITY AND CAPITAL ASSETS

  The Company's primary sources of liquidity are cash flow from operating activities, financing provided by its Credit Facility and by the Company's principal shareholder and a private debt offering. The Company's cash requirements other than for operations, are generally for the acquisition, exploration and development of oil and gas properties, and interest payments.

CASH FLOW FROM OPERATIONS

  Net cash provided by operating activities was $25.2 million for 1998 a 51% and 40% decrease from the $51.5 million and $41.7 million in 1997 and 1996 respectively. The fluctuation from 1998 to 1997 and 1996 was primarily due to the decreased oil and gas prices offset by an increase in production volumes. Cash increased to $15.8 million at December 31, 1998, from $1.3 million at year-end 1997.

RESERVES AND ADDED FINDING COSTS

  During 1997 and 1998, the Company spent $59.5 and $85.2, respectively on acquisitions, exploration, exploitation and development of oil and gas properties. The 1998 amount includes the acquisition of the Worland Field properties, net of the sale of an undivided 50% interest of the Worland properties to Harold Hamm for $42.6 million. Total estimated proved reserves of natural gas increased from 49.4 Bcf at year-end 1997 to 55.2 Bcf at December 31, 1998, and estimated total proved oil reserves decreased from 24.7 MMBbls at year-end 1997 to 19.9 MMBbls at December 31, 1998.

FINANCING

  Long-term debt at December 31, 1997 and December 31, 1998 was
$79.3 million and $157.3 million, respectively. The $78.0 million, or 98% increase was mainly due to the acquisition of approximately $86.5 million of producing and non-producing oil and gas properties and certain other related assets in the Worland Field effective as of June 1, 1998. Subsequently, and effective June 1, 1998, the Company sold an undivided 50% interest in the Worland Properties (excluding inventory and certain equipment) to the company's principal stockholder for approximately $42.6 million. Of the total sale price to the stockholder, approximately $23.0 million plus interest of approximately $0.3 million was offset against the outstanding balance of notes payable to the stockholder and approximately $19.6 million was paid toward the balance of the Company's line of credit.

CREDIT FACILITY

  Long-term debt outstanding at December 31, 1997 and December 31, 1998 included $53.7 and $4.0 million, respectively, of revolving debt under the Credit Facility. The effective rate of interest under the Credit Facility was 7.7% at December 31, 1997 and was 7.75% at December 31, 1998. On July 24, 1998, the balance under the Credit Facility of $162.8 million was paid off with $19.6 million in proceeds from the sale of 50% interest in the Worland Properties and $143.2 million of the proceeds from the issuance of the Notes. Upon issuance of the Notes and payment of the outstanding balance on the Credit Facility, the Credit Facility was amended to a $75.0 million Credit Facility with a $75.0 million borrowing base. Effective November 1, 1998, the borrowing base was voluntarily lowered to $25 million. This Credit Facility bears interest at either Bank One prime adjusted LIBOR which includes the LIBOR rate as determined on a daily basis by the bank adjusted for a facility fee % and non-use fee%. The LIBOR rate can be locked in for thirty, sixty or ninety days as determined by the company through the use of various principal tranches; or the Company can elect to leave the principal amount based on the prime interest rate. Interest is payable monthly with all outstanding principal and interest due at maturity on May 14, 2001. As of March 15, 1998 the Company has borrowed $8.6 million against this Credit Facility.

SENIOR NOTES

  On July 24, 1998, the Company consummated a private placement of $150.0 million of its 10-1/4% Senior Subordinated Notes due August 1, 2008 in a private placement under Securities Act Rule 144 A. Interest on the Notes is payable semi annually on each February 1 and August
1. Approximately $143.2 million of the net proceeds for the sale of the Notes was used to reduce the indebtedness under the Credit Facility. In connection with the issuance of the Notes, the Company incurred debt issuance costs of approximately $4.7 million, which has been capitalized as other assets and is being amortized on a straight-line basis over the life of the Notes. In May 1998 the Company entered into a forward interest rate swap contract to hedge exposure to changes in prevailing interest rates on the Notes, described above. Due to changes in treasury note rates, the Company paid $3.9 million to settle the forward interest rate swap contract. This payment will result in an increase of approximately 0.5% to the Company's effective interest rate or an increase of approximately
$0.4 million per year over the next ten years. The issuance of the Notes and the application of the net proceeds therefrom has not adversely impacted the Company's liquidity.

CAPITAL EXPENDITURES

  In 1998, the Company incurred $50.2 million of capital expenditures, exclusive of acquisitions. The Company will initiate, on a priority basis, as many projects as cash flow allows. It is anticipated that approximately 23 projects will be initiated in 1999 for a projected investment of $10.7 million. The Company expects to fund the 1999 capital budget through cash flow from operations and its Credit Facility.

PURCHASE OF WORLAND FIELD

  On May 18, 1998, the Company consummated the purchase for approximately $86.5 million of producing and non-producing oil and gas properties and certain other related assets in the Worland Properties effective as of June 1, 1998, which the Company funded through borrowings on its line of credit. Subsequently, and effective June 1, 1998, the Company sold an undivided 50% interest in the Worland Properties (excluding inventory and certain equipment) to the Company's principal stockholder for approximately $42.6 million. Of the total sale price to the stockholder, approximately $23.0 million plus interest of approximately $0.3 million was offset against the outstanding balance of notes payable to the stockholder and approximately $19.6 million was applied to the outstanding balance on the Credit Facility on July 24, 1998. Based on current production levels and a new marketing contract effective February 1, 1999, proceeds from the sale of oil and gas produced by the Worland Field properties are sufficient to cover operating costs and interest expense on debt associated with the purchase. The Company expects that the development potential of its Worland Field properties will result in the field becoming a primary reserve growth area and should increase future cash flows from such development.

SHAREHOLDER DISTRIBUTION

  The 1997 tax returns of the Company's shareholders were filed on October 15, 1998. The Company did not distribute a dividend to its shareholders for the shareholders' 1997 tax liability. There will be no dividend distributions to the shareholders for any 1998 tax liability of the stockholders.

HEDGING

  From time to time, the Company may use energy swap and forward sale arrangements to reduce its sensitivity to oil and gas price volatility. In July, 1998, the Company began engaging in oil trading arrangements as part of its oil and gas marketing activities.
The Company has only limited involvement with derivative financial instruments, as defined in SFAS No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" and does not use them for trading purposes. The Company's objective is to hedge a portion of its exposure to price volatility from producing oil and natural gas. These arrangements expose the Company to the credit risk of its counterparties and to basis risk.

  In connection with the offering of the Notes, the Company entered into an interest rate hedge on which it experienced a $3.9 million loss. The loss that was incurred will result in an effective increase of approximately 0.5% to the Company's interest costs on the Notes, or an increase in interest expense of approximately $0.4 million per year through 2008. The Company has no present plans to engage in further interest rate hedges.

OTHER

  The Company follows the "sales method" of accounting for its gas revenue, whereby the Company recognizes sales revenue on all gas sold, regardless of whether the sales are proportionate to the Company's ownership in the property. A liability is recognized only to the extent that the Company has a net imbalance in excess of its share of the reserves in the underlying properties. The Company's historical aggregate imbalance positions have been immaterial. The Company believes that any future periodic settlements of gas imbalances will have little impact on its liquidity.

  The Company has sold a number of non-strategic oil and gas properties and other properties over the past three years, recognizing pretax gains of approximately $233,000, $674,000 and $2,614,000 in 1996, 1997 and 1998 respectively. Total amounts of oil and gas reserves associated with these dispositions during the last three years were 471 Bbls of oil and 2,463 Mmcf of natural gas. The Company recently initiated, and is currently pursuing, litigation with Burlington in connection with the agreement date May 15, 1998, which provided for the exchange of undivided interest in the Cedar Hills Field. In the event the Company is unsuccessful in such litigation, Management does not believe that such adverse result would have a material adverse impact upon the financial position, results of operations and liquidity of the Company in the future. However, should the Company be unable to complete the exchange of undivided interest in the Cedar Hills Field with Burlington, it is possible that the Company's ultimate recovery from its interests in the Cedar Hills Field would be limited to reserves recovered through primary drilling activities.

YEAR 2000 ISSUES

  The Company is reviewing its computer software and hardware, telecommunications systems, process control systems and business relationships to locate potential operational problems associated with the year 2000.

  The Company's computer consultant has reviewed the Company's mainframe hardware and operating software and updates to both have been performed. All additional programming changes have been provided for the operating system and have been installed.
Management believes the mainframe computer system will be year 2000 compatible. The financial software package utilized on the mainframe computer has already been tested and updated by the software vendor. The Company is in the process of developing a plan to further test the financial software during the second quarter of 1999 to insure the compatibility of the software with the year 2000. Assessment of other less critical software systems and various types of computer equipment is continuing and should be completed by the second quarter of 1999. The Company believes that the potential impact, if any, of these systems not being year 2000 compliant may, at most, require employees to manually complete otherwise automated tasks or calculations.

  The telephone system billing software utilized in tracking telephone usage is known to be incompatible with the year 2000. A plan is already in place to increase the capacity of the telephone system and new software will be installed at that time to make the system year 2000 compatible. The cost of this update will be $20,000. The Company believes that the radios being used for communications with field operations will not be impacted. The
Company also relies on various public telephone companies to supply normal voice and electronic data service and service to operating locations which utilize process control alarms. These alarms notify company personnel if there are operations abnormalities that need to be checked and, if necessary, corrected. If the telephone service were disrupted, the operations would need to be more closely monitored by Company personnel, but because the operations are not actually controlled through the phone systems, there should be no interruption in operations. Surveys will be made of all telephone companies to determine their system readiness and contingency plans will be developed for those areas where service that is year 2000 compliant has not been verified.

  The gas measurement systems and gas processing facilities that the Company operates use various Program Logic Controllers (PLC's) and alarm mechanisms. The Company has been verbally notified that the measurement systems that it currently uses are year 2000 compatible and Company tests have been done to verify that information.

  There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The Company will be evaluating its relationships with third parties to determine any critical services, suppliers, or customers. The third parties will include financial services, utility services, oil and gas purchasers and parts and supply vendors. Once critical relationships have been identified the third parties will be surveyed and their preparedness for year 2000 evaluated. If the Company believes that the third parties have not minimized risk satisfactorily it will evaluate alternatives to the current relationships. The survey and evaluation of preparedness should be completed by June 30, 1999.

  The Company believes that there is minimal risk associated with internal operating systems in relation to year 2000 compatibility. Plans are already in place to address known areas of incompatibility at costs estimated to be less than $100,000. Because of the immaterial nature of the expenditures on an individual basis, the Company plans to finance all costs through normal operating funds.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risk in the normal course of its business operations. Management believes that the Company is well positioned with its mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. During 1998, the Company had no oil or gas hedging transactions for its production, however, the company did begin marketing crude oil. Most of the Company's purchases are made at either a NYMEX based price or a fixed price. Due to the size of purchase and sells transactions and certain restraints imposed by contract and by Company guidelines, as of December 31, 1998, the Company had no material risk from its trading activity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL STATEMENTS

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 1997 and 1998

Consolidated Statements of Operations for the Years Ended December 31, 1996, 1997 and 1998

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1997 and 1998

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998

Notes to Consolidated Financial Statements

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
of Continental Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Continental Resources, Inc. (an Oklahoma corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Resources, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                 ARTHUR ANDERSEN LLP
                                                 Arthur Andersen LLP

Oklahoma City, Oklahoma,
 February 19, 1999

          CONTINENTAL RESOURCES, INC.  AND SUBSIDIARIES
                  CONSOLIDATED BALANCE  SHEETS
             (in thousands, except per share data)

                              ASSETS
                                                 December 31,
                                              -------------------
                                              1997           1998
                                              ----           ----
CURRENT  ASSETS:
  Cash. . . . . . . . . . . . . . .         $  1,301       $ 15,817
  Accounts receivable-
     Oil and gas sales. . . . . . .           11,432          7,255
     Joint interest and other, net.           13,711          7,733
  Inventories . . . . . . . . . . .            3,549          4,627
  Prepaid expenses. . . . . . . . .              383            168
  Advances to affiliates. . . . . .               59              1
                                            --------       --------
         Total current assets . . .           30,435         35,601
                                            --------       --------
PROPERTY AND EQUIPMENT:
  Oil and gas properties (successful
   efforts method)-
     Producing properties . . . . .          195,785       241,358
     Nonproducing leaseholds  . . .           17,047        47,583
  Gas gathering and processing facilities     20,795        24,709
  Service properties, equipment and other     12,849        15,989
                                            --------      --------
         Total property and equipment        246,476       329,639
         Less--Accumulated depreciation,
          depletion and amortization         (88,559)     (121,061)
                                            --------      --------
         Net property and equipment          157,917       208,578
                                            --------      --------
OTHER ASSETS:
  Debt issuance costs. . . . . . .               ---         9,023
  Other assets . . . . . . . . . .                34           537
                                            --------      --------
         Total other assets. . . .                34         9,560
                                            --------      --------
         Total assets. . . . . . .          $188,386      $253,739
                                            ========      ========

             LIABILITIES   AND  STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:
  Accounts payable . . . . . . . .          $ 19,614      $ 10,532
  Current portion of long-term debt              315           337
  Revenues and royalties payable .             7,497         5,855
  Accrued liabilities and other. .             3,165         9,224
  Short-term debt - stockholder. .               ---        10,000
                                            --------      --------
         Total current liabilities            30,591        35,948
                                            --------      --------
LONG-TERM DEBT, net of current portion        79,317       157,302

OTHER NONCURRENT LIABILITIES . . .               214           205

COMMITMENTS AND CONTINGENCIES (Note 6)           ---           ---

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value, 75,000
   shares authorized, 49,045 and
   49,041 shares issued at December
   31, 1997 and 1998, respectively,
   and 49,041 shares outstanding                  49            49
  Additional paid-in-capital. . . .            2,731         2,721
  Treasury stock, 4 shares, at December
   31, 1997, at cost                             (10)          ---
  Retained earnings . . . . . . . .           75,494        57,514
                                            --------      --------
         Total stockholders' equity           78,264        60,284
                                            --------      --------
         Total liabilities and stock-
          holders' equity . . . . .         $188,386      $253,739
                                            ========      ========

The accompanying notes are an integral part of these consolidated balance sheets.

          CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
              CONSOLIDATED  STATEMENTS OF OPERATIONS
        (in thousands, except for per share information)
                                                       December 31,
                                           ----------------------------------
                                              1996         1997        1998
                                              ----         ----        ----
REVENUES:
     Oil and gas sales. . . . . .           $ 75,016     $ 78,599    $ 60,162
     Crude oil marketing. . . . .                ---          ---     232,216
     Gas gathering, marketing and
      processing                              25,766       25,021      17,701
     Oil and gas service operations            6,491        6,405       6,689
                                            --------     --------    --------
        Total revenues. . . . . .            107,273      110,025     316,768
                                            --------     --------    --------

OPERATING COSTS AND EXPENSES:
    Production expenses . . . . .             15,462       16,825      19,028
    Production taxes. . . . . . .              3,876        3,923       3,583
    Exploration expenses. . . . .              4,512        6,806       7,106
    Crude oil marketing purchases
     and expenses . . . . . . . .                ---          ---     228,797
    Gas gathering, marketing and
     processing . . . . . . . . .             21,790       22,715      15,602
    Oil and gas service operations             4,034        3,654       3,664
    Depreciation, depletion and
     amortization . . . . . . . .             22,876       33,354      38,716
    General and administrative. .              9,155        8,990      10,002
                                            --------     --------    --------
       Total operating costs and expenses     81,705       96,267     326,498
                                            --------     --------    --------
OPERATING INCOME (LOSS) . . . . .             25,568       13,758      (9,730)
                                            --------     --------    --------
OTHER INCOME AND EXPENSES:
    Interest income . . . . . . .                312          241         967
    Interest expense. . . . . . .             (4,550)      (4,804)    (12,248)
    Other income (expense), net .                233        8,061       3,031
                                            --------     --------    --------
       Total other income and (expenses)      (4,005)       3,498      (8,250)
                                            --------     --------    --------
INCOME (LOSS) BEFORE INCOME TAXES             21,563       17,256     (17,980)
                                            --------     --------    --------
INCOME TAX BENEFIT (EXPENSE). . .             (8,238)       8,941         ---
                                            --------     --------    --------
NET INCOME (LOSS) . . . . . . . .            $13,325      $26,197    $(17,980)
                                            ========     ========    ========
EARNING (LOSS) PER COMMON SHARE .            $271.69      $534.18    $(366.63)
                                            ========     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

         CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

      FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                         (in thousands)
                                                                       Total
                                   Additional                          Stock-
                           Common    Paid-in  Treasury     Retained   holders'
                            Stock    Capital    Stock      Earnings   Equity
                           ------  ---------- --------     --------   --------
Balance, December 31, 1995   $49     $2,731     $  ---     $35,972    $38,752
  Net income                  --        ---        ---      13,325     13,325
                           -----     ------     ------     -------    -------

Balance, December 31, 1996    49      2,731        ---      49,297     52,077
  Purchase shares of
   treasury stock                                  (10)        ---        (10)
  Net income                  --        ---        ---      26,197     26,197
                           -----     ------     ------     -------    -------

Balance, December 31, 1997    49      2,731        (10)     75,494     78,264
  Retirement of treasury
   stock                                (10)        10         ---        ---
  Net loss                    --        ---        ---     (17,980)   (17,980)
                           -----     ------     ------     -------    -------

Balance, December 31, 1998   $49     $2,721     $  ---     $57,514    $60,284
                           =====     ======     ======     =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

          CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS

      FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                         (in thousands)
                                         1996        1997       1998
                                         ----        ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $13,325     $26,197    ($17,980)
  Adjustments to reconcile net income/
   (loss) to net cash provided by
   operating activities-
     Depreciation, depletion and
      amortization                       22,876      33,354      38,716
     Gain on sale of assets                (233)       (674)     (2,539)
     Dry hole cost and impairment of
      undeveloped leases                  1,167       1,468       2,880
     Deferred income taxes                8,238     (11,979)        ---
     Other noncurrent assets and
      liabilities                           ---         ---          (3)
  Changes in current assets and
   liabilities-
    Decrease/(increase) in accounts
     receivable                         (10,238)     (3,971)      9,645
    Decrease/(increase) in inventories     (624)          8      (1,078)
    Decrease/(increase) in prepaid
     expenses                             1,246       3,454         215
    Increase/(decrease) in accounts
     payable                                265       1,979      (9,082)
    Increase/(decrease) in revenues and
     royalties payable                    5,230         689      (1,642)
    Increase/(decrease) in accrued
     liabilities and other                  472         952       6,059
                                        -------     -------     -------
       Net cash provided by operating
         activities                      41,724      51,477      25,191
                                        -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development           (43,589)    (63,702)    (42,715)
  Gas gathering and processing facilities
   and service properties, equipment
   and other                             (3,428)    (16,760)     (7,517)
  Purchase of producing properties       (3,324)       (475)    (85,100)
  Cash received on note receivable -
   stockholder                              ---         ---      19,582
  Proceeds from sale of assets              182       2,177       3,641
  Advances from (to) affiliates            (460)        401          58
                                        -------     -------     -------
       Net cash used in investing
        activities                      (50,619)    (78,359)   (112,051)
                                        -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit and other 14,144      33,493     266,515
  Repayment of line of credit and other  (3,651)    (30,570)   (165,539)
  Debt issuance costs                       ---         ---      (9,600)
  Proceeds from short-term debt due to
   stockholder                              ---      21,950      10,000
  Purchase of treasury stock                ---         (10)        ---
                                        -------     -------     -------
       Net cash provided by financing
        activities                       10,493      24,863     101,376
                                        -------     -------     -------

NET INCREASE (DECREASE) IN CASH         $ 1,598     $(2,019)    $14,516

CASH, beginning of year                   1,722       3,320       1,301
                                        -------     -------     -------
CASH, end of year                       $ 3,320      $1,301     $15,817
                                        =======     =======     =======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                         $ 4,550     $ 4,302     $12,248
Income taxes paid                       $   589     $   300     $   ---

NONCASH INVESTING AND FINANCING
ACTIVITIES:
  Sale of 50% interest in producing
   properties to principal
   stockholder:
     Satisfaction of note payable           ---         ---     $22,969
     Issuance of note receivable            ---         ---     $19,582
  Conversion of account receivable to
   note receivable                          ---         ---     $   510


The accompanying notes are an integral part of these consolidated financial statements.

          CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

  Continental Resources, Inc. ("CRI") was incorporated in Oklahoma on
November 16, 1967, as Shelly Dean Oil Company. On September 23, 1976, the name was changed to Hamm Production Company. In January 1987, the Company acquired all of the assets and assumed the debt of Continental Trend Resources, Inc. Affiliated entities, J.S. Aviation and Wheatland Oil Co. were merged into Hamm Production Company, and the corporate name was changed to Continental Trend Resources, Inc. at that time. In 1991, the Company's name was changed to Continental Resources, Inc.

   CRI has two wholly-owned subsidiaries, Continental Gas, Inc. ("CGI") and Continental Crude Co. ("CCC"). CGI was incorporated in April 1990. CCC was incorporated in May 1998. Since its incorporation, CCC has had no operations, has acquired no assets and has incurred no liabilities.

  CRI's principal business is oil and natural gas exploration, development and production. CRI has interests in approximately 1,200 wells and serves as the operator in the majority of such wells. CRI's operations are primarily in Oklahoma, North Dakota, South Dakota, Montana, Wyoming and Texas. In July 1998, CRI began entering into third party contracts to purchase and resell crude oil at prices based on current month NYMEX prices, current posting prices or at a stated contract price.

  CGI is engaged principally in natural gas marketing, gathering and processing activities and operates six gas gathering systems and two gas processing plants in Oklahoma. In addition, CGI participates with CRI in certain oil and natural gas wells.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

  The accompanying consolidated financial statements include the accounts and operations of CRI, CGI and CCC (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

  Accounts Receivable

  The Company operates exclusively in the oil and natural gas exploration and production, gas gathering and processing and gas marketing industries. The Company's joint interest receivables at December 31, 1997 and 1998, are recorded net of an allowance for doubtful accounts of approximately $467,000 and $400,000, respectively, in the accompanying consolidated balance sheets.

  Inventories

  Inventories consist primarily of tubular goods, production equipment and crude oil in tanks, which are stated at the lower of average cost or market. At December 31, 1997 and 1998, tubular goods and production equipment totaled approximately $2,692,000 and $3,913,000, respectively; crude oil in tanks totaled approximately $856,000 and $714,000, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

  Property and Equipment

  The Company utilizes the successful efforts method of accounting for oil and gas activities whereby costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves and to drill and equip development wells are capitalized. These costs are amortized to operations on a unit-of-production method based on proved developed oil and gas reserves, allocated property by property, as estimated by petroleum engineers. Geological and geophysical costs, lease rentals and costs associated with unsuccessful exploratory wells are expensed as incurred. Nonproducing leaseholds are periodically assessed for impairment, based on exploration results and planned drilling activity. Maintenance and repairs are expensed as incurred, except that the cost of replacements or renewals that expand capacity or improve production are capitalized. Gas gathering systems and gas processing plants are depreciated using the straight-line method over an estimated useful life of 14 years. Service properties and equipment and other is depreciated using the straight-line method over estimated useful lives of 5 to 40 years.

  Income Taxes

  The Company filed a consolidated income tax return based on a May 31 fiscal tax year end. Through May 31, 1997, deferred income taxes were provided for temporary differences between financial reporting and income tax bases of assets and liabilities. The estimated Federal and state income taxes on income or loss generated between June 1 and December 31 is included in deferred income taxes at each calendar year end prior to December 31, 1997.

  Effective June 1, 1997, the Company converted to an "S-corporation" under Subchapter S of the Internal Revenue Code. As a result, income taxes attributable to Federal taxable income of the Company after May 31, 1997, if any, will be payable by the stockholders of the Company. The effect of eliminating the deferred tax assets and liabilities were recognized in the results of operations for the year ended December 31, 1997, the year of adoption.

  Earnings per Common Share

  Earnings per common share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. There are no common stock equivalents or securities outstanding which would result in material dilution. The weighted-average number of shares used to compute earnings per common share was 49,045 in 1996, 49,042 in 1997 and 49,041 in 1998.

  Futures Contracts

  CGI, in the normal course of business, enters into fixed price contracts for either the purchase or sale of natural gas at future dates. Due to fluctuations in the natural gas market, CGI buys or sells natural gas futures contracts to hedge the price and basis risk associated with the specifically identified purchase or sales contracts. CGI accounts for changes in the market value of futures contracts as a deferred gain or loss until the production month of the hedged transaction, at which time the gain or loss on the natural gas futures contracts is recognized in the results of operations. At December 31, 1997 and 1998, there were no open natural gas futures contracts. Net gains and losses on futures contracts are included in gas gathering, marketing and processing revenues in the accompanying consolidated statements of operations and were immaterial for the years ended December 31, 1996, 1997 and 1998.

  Crude Oil Marketing

  During 1998, CRI began trading crude oil, exclusive of its own production, with third parties, under fixed and variable priced physical delivery contracts extending out less than one year. CRI accounts for these contracts utilizing the settlement method of accounting in the month of physical delivery. At December 31, 1998, the Company did not have a material net position on outstanding crude oil purchase and sales contracts.

  Gas Balancing Arrangements

  The Company follows the "sales method" of accounting for its gas revenue whereby the Company recognizes sales revenue on all gas sold to its purchasers, regardless of whether the sales are proportionate to the Company's ownership in the property. A liability is recognized only to the extent that the Company has a net imbalance in excess of their share of the reserves in the underlying properties. The Company's aggregate imbalance positions at December 31, 1997 and 1998 were not material.

  Significant Customer

  During 1996, 1997 and 1998, approximately 41.3%, 46.6% and 24.2%, respectively, of the Company's total revenues were derived from sales made to a single customer.

  Fair Value of Financial Instruments

  The Company's financial instruments consist primarily of cash, trade receivables, trade payables and bank debt. The carrying value of cash, trade receivables and trade payables are considered to be representative of their respective fair values, due to the short maturity of these instruments. The fair value of bank debt approximates its carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

  Presentation

  Certain information has been reclassified to conform to the 1998 presentation.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Of the estimates and assumptions that affect reported results, the estimate of the Company's oil and natural gas reserves, which is used to compute depreciation, depletion, amortization and impairment on producing oil and gas properties, is the most significant.

  Accounting Principles

  In June 1998, the Financial accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and for Hedging Activities." Adoption of SFAS No. 133 is required for fiscal years beginning after June 15, 1999. The Company will adopt this new standard effective January 1, 2000. Management has not yet determined whether the adoption of this new standard will have a material impact on its consolidated financial position or results of operations.

  In December 1998, the FASB Emerging Issues Task Force reached consensus on Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities ("EITF 98-10"). EITF 98-10 is effective for fiscal years beginning after December 15, 1998. EITF 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with changes in fair value included in earnings. The effect of initial application of EITF 98-10 will be reported as a cumulative effect of a change in accounting principle. The Company will adopt EITF 98-10 effective January 1, 1999. Management believes the adoption of EITF 98-10 will not have a material impact on its consolidated financial position or results of operations.

3. ACQUISITION OF PRODUCING PROPERTIES:

  On May 18, 1998, the Company consummated the purchase for approximately $86.5 million of producing and non-producing oil and gas properties and certain other related assets in the Worland Properties effective as of June 1, 1998, which the Company funded through borrowings on its line of credit. Subsequently, and effective June 1, 1998, the Company sold an undivided 50% interest in the Worland Properties (excluding inventory and certain equipment) to the Company's principal stockholder for approximately $42.6 million. Of the total sale price to the stockholder, approximately $23.0 million plus interest of approximately $0.3 million was offset against the outstanding balance of notes payable to the stockholder and approximately $19.6 million was recorded as an increase in advances to affiliates.

  This acquisition has been recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the years ended December 31, 1997 and 1998 as if these acquisitions had been consummated as of January 1, 1997. These pro forma results are not necessarily indicative of future results.

      (in thousands, except per share data)       Pro Forma (Unaudited)
                                                  --------------------
                                                    1997         1998
                                                    ----         ----
  Revenues . . . . . . . . . . . . . . . . .      $120,151     $318,895
                                                  ========     ========
  Net income (loss). . . . . . . . . . . . .      $ 19,618     ($21,184)
                                                  ========     ========
  Earnings (loss) available to common
  stock. . . . . . . . . . . . . . . . . . .      $ 19,618     ($21,184)
                                                  ========     ========
  Earnings (loss) per common share . . . . .      $ 400.03     ($431.97)
                                                  ========     ========

4. LONG-TERM DEBT:

Long-term debt as of December 31, 1997 and 1998, consists of the following (in thousands):

                                               1997         1998
                                               ----         ----
  Senior Subordinated Notes (a)             $    ---      $150,000
  Line of credit agreement (b)                53,725         4,000
  Notes payable to majority stockholder (c)   21,950           ---
  Note payable to General Electric
   Capital Corporation (d)                     3,866         3,582
  Capital lease agreements (e)                    91            57
                                            --------      --------
     Outstanding debt                         79,632       157,639

  Less-Current portion                           315           337
                                            --------      --------
     Total long-term debt                   $ 79,317      $157,302
                                            ========      ========

(a) On July 24, 1998, the Company consummated a private placement of $150.0 million of 10-1/4% Senior Subordinated Notes ("the Notes") due August 1, 2008, in a private placement under Securities Act Rule 144A. Interest on the Old Notes is payable semi-annually on each February 1 and August 1. In connection with the issuance of the Notes, the Company incurred debt issuance costs of approximately $4.7 million, which has been capitalized as other assets and is being amortized on a straight-line basis over the life of the Notes. In May 1998 the Company entered into a forward interest rate swap contract to hedge exposure to changes in prevailing interest rates on the Notes, described above. Due to changes in treasury note rates, the Company paid $3.9 million to settle the forward interest rate swap contract. This payment results in an increase of approximately 0.5% to the Company's effective interest rate or an increase of approximately $0.4 million per year over the next ten years. Effective November 14, 1998, the Company registered these notes through a Form S-4 Registration Statement under the Securities Exchange Act of 1933.

(b) In August, 1998, the Company amended its previous line of credit with a bank to allow borrowings up to $75.0 million with semi-annual redetermination dates as of November 1 and May 1. Effective November 1, 1998, the borrowing base was lowered to $25.0 million. The Company has collateralized the line of credit with substantially all of its oil and natural gas interests, and gathering, marketing and processing properties. This loan bears interest at either Bank One prime or adjusted LIBOR which includes the LIBOR rate as determined on a daily basis by the bank adjusted for a facility fee % and non-use fee %. The LIBOR rate can be locked in for thirty or sixty days as determined by the Company through the use of various principal tranches; or the Company can elect to leave the principal amount based on the prime interest rate. At December 31, 1998 interest was based on prime (7.75%). Interest is payable monthly with all outstanding principal and interest due at maturity on May 14, 2001.

(c) During 1997, CRI and CGI entered into various notes with the majority stockholder of the Company. These notes bear interest at 8.25% with interest payments due monthly or quarterly for twenty-four to thirty-six months. On December 31, 1997, the notes between CRI and the majority stockholder were combined into one note totaling $21,750,000 bearing interest at 8.25% with interest payments due on a quarterly basis for twenty-four months with the balance to be paid in full by December 31, 2002. The outstanding balance of notes was paid in full in connection with the sale of the undivided 50% interest in the Worland Properties to the majority stockholder in 1998, as discussed above.

(d) In July 1997, the Company borrowed $4,000,000 from General Electric Capital Corporation to finance the purchase of an airplane. The note accrues interest at 7.91% to be paid in one hundred nineteen (119) consecutive monthly installments of principal and interest of $48,341 each and a final installment of approximately $48,000. It is secured by the airplane.

(e) During 1997, the Company entered into two capital lease agreements to purchase a copier and computer equipment. The agreements require monthly payments of principal and interest for forty-two and sixty months, respectively.

  The Company's line of credit agreement contains certain negative financial and certain information reporting covenants. At December 31, 1998, the Company was in violation of one negative and one information reporting covenant. However, the bank has waived these violations through March 31, 1999 and the Company expects to be in compliance thereafter; therefore the outstanding line of credit balance has been classified according to the original terms.

  The annual maturities of debt subsequent to December 31, 1998, are as follows (in thousands):

                        1999                           $    337
                        2000                                357
                        2001                              4,359
                        2002                                387
                        2003 and thereafter             152,199
                                                       --------
                            Total maturities           $157,639
                                                       ========

At December 31, 1998, the Company had $1,055,000 of outstanding letters of credit which expire during 1999.

5.  INCOME TAXES:

  The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." As mentioned in Note 2, effective June 1, 1997, the Company converted to an S-Corporation resulting in the taxable income or loss of the Company from that date being reported to the stockholders and included in their respective Federal and state income tax returns. Accordingly, the deferred income tax assets and liabilities at May 31, 1997, were eliminated through recording a provision for income tax benefit. The components of income tax expense (benefit) for the years ended December 31, 1996 and 1997, are as follows:

                                               (In thousands)
                                          1996                1997
                                          ----                ----
       Current                           $  ---              $ 3,038
       Deferred                           8,238              (11,979)
                                         ------              -------

          Income tax expense (benefit)   $8,238              ($8,941)
                                         ======              =======

  The provision for income taxes differs from an amount computed at the statutory rates at December 31, 1996 and 1997 as follows:

                                              (In thousands)
                                            1996           1997
                                            ----           ----

  Federal income tax at statutory rates    $7,547         $6,040
  State income taxes                          647            518
  Nondeductible expenses                       21             30
  Conversion to S-corporation                  --        (15,529)
  Other                                        23             --
                                           ------        -------
Income tax expense (benefit)               $8,238        ($8,941)
                                           ======        =======

6. COMMITMENTS AND CONTINGENCIES:

  The Company maintains a defined contribution pension plan for its employees under which it makes discretionary contributions to the plan based on a percentage of eligible employees compensation. During 1996, 1997 and 1998, contributions to the plan were 4%, 4% and 5%, respectively, of eligible
employees' compensation.   Pension expense for the years ended December 31,
1996, 1997 and 1998, was approximately $152,000, $242,000 and $374,000, respectively.

  The Company and other affiliated companies participate jointly in a self-insurance pool (the "Pool") covering health and workers' compensation claims made by employees up to the first $50,000 and $500,000, respectively, per claim. Any amounts paid above these are reinsured through third-party providers. Premiums charged to the Company are based on estimated costs per employee of the Pool. Premiums are expensed as incurred. No additional premium assessments are anticipated for periods prior to December 31, 1998. Property and general liability insurance is maintained through third-party providers with a $50,000 deductible on each policy.

  The Company is involved in various legal proceedings in the normal course of business, none of which, in the opinion of management, will have a material adverse effect on the financial position or results of operations of the Company. The Company has been successful in Federal courts in its lawsuit against a gas purchaser arising from tortious interference with business relations. A judgment was awarded for actual and punitive damages under the Federal lawsuit totaling $30,269,000 plus accrued interest. In May 1996, this decision was remanded by the U.S. Supreme Court back to the Tenth Circuit Court of Appeals for further consideration. No amounts were included in the 1996 consolidated financial statements for this judgment as the ultimate outcome was uncertain at that time. During 1997, this lawsuit was settled with an aggregate judgment of $9,500,000 of which the Company's share was approximately $7,500,000. It is included in other income in the accompanying consolidated statement of operations for the year ended December 31, 1997.

  On May 15, 1998, the Company and an unrelated third party entered into a definitive agreement to exchange undivided interests in approximately 65,000 gross (59,000 net) leasehold acres in the northern half of the Cedar Hills Field. On August 19, 1998, the Company instituted a declaratory judgment action against the unrelated third party in the Oklahoma District Court. The Company seeks a declaratory judgment determining that it is excused from further performance under its exchange agreement with the third party. The third party has denied the Company's allegations and seeks specific performance by the Company, plus monetary damages of an unspecified amount. The progress on the Cedar Hills Unitization process is expected to continue, as the North Dakota Industrial Commission has called a hearing for March 31, 1999 to discuss the status of the unitization process. The timing and probability of unitization will only be enhanced by the state's objective to invoke their wide range of authority, including the ability to restrict production, which will be targeted towards preserving the value of the field and ensuring that secondary recovery reserves are captured.

  Due to the nature of the oil and gas business, the Company is exposed to possible environmental risks. The Company has implemented various policies and procedures to avoid environmental contamination and risks from environmental contamination. The Company is not aware of any material potential environmental issues or claims.

7. RELATED PARTY TRANSACTIONS:

  In December 1998, the Company borrowed $10,000,000 from their majority stockholder. The note bears interest at 8.5% and is payable on demand. The note was repaid in January, 1999.

  The Company, acting as operator on certain properties, utilizes affiliated companies to provide oilfield services such as drilling and trucking. The total amount paid to these companies, a portion of which is billed to other interest owners, was approximately $5,870,000, $11,852,000 and $12,842,000 during the years ended December 31, 1996, 1997 and 1998, respectively. These services are provided at amounts which management believes approximate the costs which would have been paid to an unrelated party for the same services. At December 31, 1997 and 1998, the Company owed approximately $1,094,000 and $876,000, respectively, to these companies which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. These companies and other companies owned by the Company's majority stockholder also own interests in wells operated by the Company. At December 31, 1997 and 1998, approximately $336,000 and $340,000 respectively, from affiliated companies is included in joint interest accounts receivable in the accompanying consolidated balance sheets.

  During 1998, approximately $5,692,000 and $1,522,000 of the Company's crude marketing revenues and purchases, respectively, were transacted with Independent Trading and Transportation Company ("ITT") an affiliate of the Company.

  During the years ended December 31, 1997 and 1998, CRI and CGI advanced certain amounts to affiliates primarily for operating expenditures. The advances outstanding to affiliates at December 31, 1997 and 1998, totaled approximately $60,000 and $700, respectively. Interest income earned during the years ended December 31, 1996, 1997 and 1998, was approximately $33,000, $33,000 and $296,000, respectively, on advances to affiliates.

  The Company leases office space under operating leases directly or indirectly from the majority stockholder. Rents paid associated with these leases totaled approximately $232,000, $294,000 and $363,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

  During the years ended December 31, 1997 and1998, advances were made to the Company from the majority stockholder. Interest expense related to these advances totaled approximately $744,000 in 1997 and $721,000 in 1998.

  Effective June 1, 1998, the Company sold an undivided 50% interest in the 70,000 net leasehold acres it acquired in the Worland Field Acquisition to its principal stockholder, Harold Hamm. The Worland Field sale did not include inventory and certain items of equipment which the Company had acquired in the Worland Field Acquisition. The $42.6 million purchase price paid by Harold Hamm equals the Company's cost basis in such leasehold acres.

8. IMPAIRMENT OF LONG-LIVED ASSETS:

  The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 121 in the year ended December 31, 1996. During 1996,1997 and 1998 the Company reviewed its oil and gas properties which are maintained under the successful efforts method of accounting, to identify properties with excess of net book value over projected future net revenue of such properties. Any such excess net book values identified were evaluated further considering such factors as future price escalation, probability of additional oil and gas reserves and a discount to present value. If an impairment was determined appropriate an additional charge was added to depreciation, depletion and amortization ("DD&A") expense.
The Company recognized additional DD&A impairment in 1996, 1997 and 1998 of approximately $2,100,000, $5,000,000 and $7,900,000, respectively.

9. GUARANTOR SUBSIDIARIES:

  The Company's wholly owned subsidiaries have guaranteed the Notes discussed in Note 4. The following is a summary of the financial information of CGI as of December 31, 1997, 1998 and for the three years in the period ended December 31, 1996:

                                                   (In thousands)
                                           1996        1997         1998
                                           ----        ----         ----
     AS OF DECEMBER 31,
     Current assets . . . . . . . . . .             $   3,094   $   2,493
     Noncurrent assets  . . . . . . . .                20,263      22,263
                                                    ---------   ---------
         Total assets . . . . . . . . .                23,357      24,756
                                                    =========   =========

     Current liabilities  . . . . . . .                11,043      13,503
     Non current liabilities  . . . . .                   200         616
     Stockholder's equity . . . . . . .                12,114      10,637
                                                    ---------   ---------
         Total liabilities and
          stockholder's equity. . . . .                23,357      24,756
                                                    =========   =========
     FOR THE YEAR ENDED DECEMBER 31,
     Total revenues . . . . . . . . . .   $32,068      29,656      20,859
     Operating costs and expenses . . .    28,151      29,122      21,703
                                        ---------   ---------   ---------
              Operating income (loss) .     3,917         534        (844)
     Other income and (expenses)               95         (17)       (633)
     Income tax benefit (expense) . . .    (1,404)      2,028          --
                                        ---------   ---------   ---------
     Net Income (loss)  . . . . . . . .  $  2,608    $  2,545    $ (1,477)
                                        =========   =========   =========

  At December 31, 1997 and 1998, current liabilities payable to CRI totaled approximately $7,313,000 and $10,100,000, respectively. For the years ended December 31, 1996, 1997 and 1998, depreciation, depletion and amortization, included in operating costs, totaled approximately $899,000, $1,560,000 and $2,178,000, respectively.

  Since its incorporation, CCC has had no operations, has acquired no assets and has incurred no liabilities.

10. SUBSEQUENT EVENTS:

  In January, 1999, the Company's Borrowing Base on its line of credit with a bank was lowered from $75 million to $25 million. The next scheduled Borrowing Base Redetermination Date is scheduled for April 1, 1999.

  On January 6, 1999, as part of its objective of focusing on cash margins and profitability, the Company initiated a cost restructuring plan which included personnel cost reductions. This reduction was accomplished through a combination of personnel and payroll reductions and the temporary suspension of the Company's contributions to the company 401K plan. The estimated savings for 1999 are approximately $2.1 million.

  On March 2, 1999, the Company received a bid of $5.8 million for all of its oil and gas properties in the Arkoma Basin, along with the Rattlesnake and Enterprise Gas Gathering systems. The standardized measure of discounted future net cash flows at December 31, 1998 attributable to these properties is approximately $4 million. Closing on this transaction is tentatively scheduled for April 1, 1999.

11. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED):

  Proved Oil and Gas Reserves (Unaudited)

  The following reserve information was developed from reserve reports as of December 31, 1996, 1997 and 1998, prepared by independent reserve engineers and by the Company's internal reserve engineers and set forth the changes in estimated quantities of proved oil and gas reserves of the Company during each of the three years presented. Information prior to December 31, 1996, was determined from the Company's production, drilling, acquisition and sale data as applied to the December 31, 1996, reserve reports as reports on a December 31 year-end basis prior to 1996 were not available.

                                                            Crude Oil and
                                              Natural Gas    Condensate
                                                 (MMCF)   (BBLS in thousands)
                                              ----------- -------------------
Proved reserves as of December 31, 1995          54,820       17,501
  Revisions of previous estimates                     -            -
  Extensions, discoveries and other additions     2,232        4,874
  Production                                     (6,527)      (2,888)
  Sale of minerals in place                        (387)        (236)
  Purchase of minerals in place                     397          241
                                                 ------       ------

Proved reserves as of December 31, 1996          50,535       19,492
  Revisions of previous estimates                 3,640        6,731
  Extensions, discoveries and other additions     2,903        2,072
  Production                                     (5,789)      (3,518)
  Sale of minerals in place                      (1,911)         (58)
  Purchase of minerals in place                       -            -
                                                 ------       ------

Proved reserves as of December 31, 1997          49,378       24,719
  Revisions of previous estimates                   262       (8,065)
  Extensions, discoveries and other additions     2,878        1,011
  Production                                     (6,755)      (3,981)
  Sale of minerals in place                        (165)        (177)
  Purchase of minerals in place                   9,621        6,423
                                                 ------       ------

Proved reserves as of December 31, 1998          55,219       19,930
                                                 ======       ======

  Proved reserves are estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

  There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be precisely measured, and estimates of engineers other than the Company's might differ materially from the estimates set forth herein. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

  Gas imbalance receivables and liabilities for each of the three years ended December 31, 1996, 1997 and 1998, were not material and have not been included in the reserve estimates.

  Proved Developed Oil and Gas Reserves (Unaudited)

  The following reserve information was developed by the Company and set forth the estimated quantities of proved developed oil and gas reserves of the Company as of the beginning of each year.


                                                         Crude Oil and
                                      Natural Gas          Condensate
Proved Developed Reserves               (MMCF)         (BBLS in thousands)
-------------------------             -----------      -------------------
January 1, 1996                       52,588           12,627
January 1, 1997                       49,082           15,265
January 1, 1998                       47,676           19,411
January 1, 1999                       54,901           19,095

  Proved developed reserves are proved reserves which are expected to be recovered through existing wells with existing equipment and operating methods.

  Costs Incurred in Oil and Gas Activities

  Costs incurred in connection with the Company's oil and gas acquisition, exploration and development activities during the year are shown below (in thousands of dollars). Amounts are presented in accordance with SFAS No. 19, and may not agree with amounts determined using traditional industry definitions.

                                                1996      1997      1998
                                                ----      ----      ----
Property acquisition costs:
  Proved                                    $  3,327   $    476   $ 85,100
  Unproved                                     6,085      4,641      3,770
                                            --------   --------   --------
      Total property acquisition costs         9,412      5,117     88,870

Exploration costs                             16,901      9,792      4,801
Development costs                             20,600     49,268     34,144
                                            --------   --------   --------
      Total                                  $46,913    $64,177   $127,815
                                            ========   ========   ========


  Aggregate Capitalized Costs

  Aggregate capitalized costs relating to the Company's oil and gas producing activities, and related accumulated DD&A, as of December 31 (in thousands of dollars):

                                           1997        1998
                                           ----        ----
Proved oil and gas properties            $195,785    $270,708
Unproved oil and gas properties            17,047      18,233
                                         --------    --------
      Total                               212,832     288,941

Less- Accumulated DD&A                     82,157     111,618
                                         --------    --------
Net capitalized costs                    $130,675    $177,323
                                         ========    ========

  Oil and Gas Operations (Unaudited)

  Aggregate results of operations for each period ended December 31, in connection with the Company's oil and gas producing activities are shown below (in thousands of dollars):

                                        1996          1997          1998
                                        ----          ----          ----

Revenues                              $ 75,016      $ 78,599      $ 60,162
Production costs                        19,338        20,748        22,611
Exploration expenses                     4,512         6,806         7,106
DD&A and valuation provision(1)         21,635        30,202        34,662
                                      --------      --------       -------
Income (loss)                           29,531        20,843        (4,217)
Income tax expense(2)                   11,222         3,300           ---
                                      --------      --------       -------
Results of operations from
 producing activities (excluding
 corporate overhead and interest
 costs)                               $ 18,309      $ 17,543       ($4,217)
                                      ========      ========       =======
---------------

(1) Includes $2.1 million, $5.0 million and $7.9 million in 1996, 1997 and 1998, respectively, of additional DD&A as a result of adoption of SFAS No. 121.

(2) The 1997 income tax provision was computed based on estimated oil and gas operations income for the five months ended May 31, 1997, times the estimated effective income tax rate. The Company's S-Corporation status was effective June 1, 1997.


Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

  The following information is based on the Company's best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 1996, 1997 and 1998 as required by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 69. The Standard requires the use of a 10% discount rate. This information is not the fair market value nor does it represent the expected present value of future cash flows of the Company's proved oil and gas reserves (in thousands of dollars).

                                           1996         1997         1998
                                           ----         ----         ----

Future cash inflows                      $612,158     $576,330     $328,333
Future production and development costs  (191,947)    (189,520)    (157,003)
Future income tax expenses               (141,487)         ---          ---
                                         --------     --------     --------
Future net cash flows                     278,724      386,810      171,330
10% annual discount for estimated
 timing of cash flows                    (101,591)    (145,185)     (63,660)
                                         --------     --------      -------
Standardized measure of discounted
 future net cash flows                   $177,133     $241,625     $107,670
                                         ========     ========     ========

 Future cash inflows are computed by applying year-end prices of oil and gas relating to the Company's proved reserves to the year-end quantities of those reserves. The year-end weighted average oil price utilized in the computation of future cash inflows was approximately $23.00, $18.06 and $10.84 per BBL at December 31, 1996, 1997 and 1998, respectively. The year-end weighted average gas price utilized in the computation of future cash inflows was approximately $3.28, $2.25 and $1.64 per MCF at December 31, 1996, 1997 and 1998, respectively.

 Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company's proved oil and gas reserves at the end of the year, based on year-end costs, and assuming continuation of existing economic conditions.

 Future income tax expenses at December 31, 1996 was computed by applying the appropriate year-end statutory tax rates to the future pretax net cash flows relating to the Company's proved oil and gas reserves, less the tax bases of the properties involved. The future income tax expenses give effect to tax credits and allowances, but do not reflect the impact of general and administrative costs and exploration expenses of ongoing operations relating to the Company's proved oil and gas reserves. Income taxes were not computed at December 31, 1997 or 1998, as the Company elected S-Corporation status effective June 1, 1997.

 Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company's proved oil and gas reserves at year-end are shown below (in thousands of dollars):

                                            1996       1997        1998
                                            ----       ----        ----
 Standardized measure of discounted
 future net cash flows at the
 beginning of the year                     $154,527   $177,133   $241,625
 Extension, discoveries and improved
 recovery, less related costs                28,815     16,352      7,088
 Revisions of previous quantity
 estimates                                      ---     58,001    (34,228)
 Changes in estimated future
 development costs                              ---    (36,901)     2,506
 Purchases/sales of minerals in place           ---     (3,233)    11,815
 Net changes in prices and production
 costs                                          ---    (51,456)  (116,458)
 Accretion of discount                       15,453     17,713     24,163
 Sales of oil and gas produced, net of
 production costs                           (55,678)   (57,851)   (37,551)
 Development costs incurred during the
 period                                      23,212     32,474     22,960
 Net change in income taxes                   3,200     89,915        ---
 Change in timing of estimated future
 production, and other                        7,604       (522)   (14,250)
                                            -------    -------    -------
 Standardized measure of discounted
 future net cash flows at the end of
 the year                                  $177,133   $241,625   $107,670
                                           ========   ========   ========

  The standardized measure and changes in standardized measure prior to December 31, 1996, were determined from production, drilling, acquisition and sale records of the Company applied to the reserve reports as of December 31, 1996, without revision for oil and gas price assumptions.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None
                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth names, ages and titles of the directors and executive officers of the Company.

     NAME              AGE                POSITION
-----------------      ---  ----------------------------------------------------
[S]                    [C]  [C]
Harold Hamm(1)(2)      53   Chairman of the Board of Directors, President, Chief
                            Executive Officer and Director

Jack Stark(1)(3)       43   Senior Vice President--Exploration and Director

Jeff Hume(1)(4)        48   Senior Vice President--Drilling Operations and
                            Director

Randy Moeder(1)(2)     38   Senior Vice President, General Counsel, Secretary
                            and Director

Roger Clement(1)(3)    54  Senior Vice President, Chief Financial Officer,
                           Treasurer and Director

Tom Luttrell           41   Senior Vice President--Land

Jeff White (5)         32   Senior Vice President--Business Development

Tom Myers              53   Manager of Production Operations


(1) Member of the Executive, Compensation and Audit Committees.

(2) Term expires in 2001.

(3) Term expires in 2000.

(4) Term expires in 1999.

(5) Son-in-law of Harold Hamm

  HAROLD HAMM, LL.M. has been President and Chief Executive Officer and a Director of the Company since its inception in 1967. Mr. Hamm has served as President of the Oklahoma Independent Petroleum Association Wildcatter's Club since 1989 and was the founder and is Chairman of the Oklahoma Natural Gas Industry Task Force. He has served as a member of the Interstate of Oil and Gas Compact Commission and is a founding board member of the Oklahoma Energy Resources Board. Mr. Hamm serves on the Tax Steering Committee of the Independent Petroleum Association of America and is a director of the Rocky Mountain Oil and Gas Association. The Oklahoma Independent Petroleum Association named Mr. Hamm Member of the Year in 1992.

  JACK STARK joined the Company as Vice President of Exploration in June 1992 and was promoted to Senior Vice President in May 1998. Mr. Stark has been a Director of the Company since September 1996. He holds a Masters degree in Geology from Colorado State University and has 20 years of exploration experience in the Mid-Continent, Gulf Coast and Rocky Mountain regions. Prior to joining the Company, Mr. Stark was the exploration manager for the Western Mid-Continent Region for Pacific Enterprises from August 1988 to June 1992. From 1978 to 1988, he held various staff and middle management positions with Cities Service Co. and TXO Production Corp. Mr. Stark is a member of the American Association of Petroleum Geologists, Oklahoma Independent Petroleum Association, Rocky Mountain Association of Geologists, Houston Geological Society and Oklahoma Geological Society.

  JEFF HUME has been Vice President of Drilling Operations and a Director of the Company since September 1996 and was promoted to Senior Vice President in May, 1998. From May 1983 to September 1996, Mr. Hume was Vice President of Engineering and Operations. Prior to joining the Company, Mr. Hume held various engineering positions with Sun Oil Company, Monsanto Company and FCD Oil Corporation. Mr. Hume is a Registered Professional Engineer and member of the Society of Petroleum Engineers, Oklahoma Independent Petroleum Association, and the Oklahoma and National Professional Engineering Societies.

  RANDY MOEDER has been Vice President, General Counsel and a Director of the Company since November 1990 and has served as Secretary of the Company since February 1994 and as President of Continental Gas, Inc. since January 1995 and was Vice President of Continental Gas, Inc. from November 1990 to January 1995. Mr. Moeder was promoted to Senior Vice President of the Company in May, 1998. From January 1988 to summer 1990, Mr. Moeder was in private law practice. From 1982 to 1988, Mr. Moeder held various positions with Amoco Corporation. Mr. Moeder is a member of the Oklahoma Independent Petroleum Association, the Oklahoma and American Bar Associations. Mr. Moeder is also a Certified Public Accountant.

  ROGER CLEMENT became Vice President, Chief Financial Officer and Treasurer and a Director of the Company in March 1989 and was promoted to Senior Vice President in May, 1998. Prior to joining the Company, Mr. Clement was a partner in the accounting firm of Hunter and Clement in Oklahoma City, Oklahoma. Mr. Clement is a Certified Public Accountant.

  TOM LUTTRELL has been Vice President--Land of the Company since February 1997 and was promoted to Senior Vice President in May, 1998. From 1991 to February 1997, Mr. Luttrell was Senior Landman of the Company. Prior to joining the Company, Mr. Luttrell served as a landman for Terra Resources, Inc., Pacific Enterprises Oil & Gas Company and Alexander Energy Corporation, all independent oil and gas exploration companies. Mr. Luttrell is a member of the American Association of Petroleum Landmen.

  JEFF WHITE has been Vice President--Business Development of the Company since July 1996 and was promoted to Senior Vice President-- Business Development in May, 1998. From 1993 to July 1996, Mr. White served as Special Assistant to the Chairman of the Federal Deposit Insurance Corporation and also served as a Financial Analyst for the Federal Deposit Insurance Corporation. From July, 1990 to December, 1992, Mr. White served as a financial/budget analyst on issues relating to Resolution Trust Corporation funding. Prior to 1990, Mr. White served as an analyst to the Banking Committee of the House of Representatives.

  TOM MYERS has been Manager of Production Operations since January, 1997. He was formerly with Sonat Exploration from 1990 to 1996 serving in the capacity of Operations Manager in West Virginia, Arkansas/Eastern Oklahoma, South Texas and the Permian Basin. He was also the Corporate Director of Operations from 1993 to 1994. From 1980 until 1990 he was with Texas Oil and Gas Corp. in West Texas, Mississippi, Alabama, Arkansas, and Eastern Oklahoma in the capacity of District Drilling and Production Manager. Mr. Myers is a Registered Professional Engineer and a member of the Society of Petroleum Engineers and the Oklahoma Independent Petroleum Association.

ITEM 11.  EXECUTIVE COMPENSATION

                                SUMMARY COMPENSATION TABLE

                                                              Securities
                                                              Underlying
                                              Other Annual      Option         All Other
Name            Year    Annual Compensation   Compensation      Awards        Compensation
                        Salary($) Bonus ($)     ($)(1)<F1>   (# of shares)       ($)(2)<F2>
____            ____    ___________________   _____________  _____________    ______________

Harold Hamm    1998        $250,000.00 $ -        $     -        $      -          $     -
               1997         187,506.00   -              -               -               857.12
               1996 (3)<F3>    -         -              -               -                -

Jack Stark     1998         139,964.00   -              -               -            12,831.80
               1997         116,550.32  10,249.50       -               -             9,815.92
               1996         113,225.00  10,575.00       -               -             8,035.30

Jeff Hume      1998         123,584.00   -              -               -            17,226.00
               1997         113,350.64  10,249.50       -               -            11,162.12
               1996         105,022.00   4,050.00       -               -            10,851.04

Tom Myers      1998         105,513.32   -              -               -            11,942.46
               1997         102,679.00   7,289.00       -               -               346.72
               1996 (4)<F4>     -        -              -               -                  -

Roger Clement  1998          98,476.00   -              -               -             4,823.80
               1997          89,968.00   9,718.83       -               -             3,118.72
               1996          81,750.00   -              -               -             2,870.00

Randy Moeder   1998          91,333.35   -              -               -            19,566.72
               1997          90,743.18  10,436.86       -               -            18,666.78
               1996          86,502.00   5,468.00       -               -            11,790.39

-------------------

<F1>
    Represents the value of Perquisites and other personal benefits in excess of 10% of annual salary and bonus for the year ended December 31, 1998, the Company paid no other annual compensation to its named Executive Officers.

<F2>
    Represents contributions made by the Company to the accounts of the executive officer under the Company's profit sharing plan and under the Company's nonqualified compensation plan.

<F3>
    Received no compensation during the calendar year 1996.

<F4>
    Commenced employment in January 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

  Harold Hamm, Chairman of the board, President and Chief Executive Officer and a director of the Company beneficially owns 44,496 shares (90.7%) of the Company's outstanding common stock. The remaining 4,545 shares (9.3%) of the outstanding common stock is beneficially owned by the Harold Hamm HJ Trust (1,818 shares) and the Harold Hamm DST Trust (2,727 shares). These trusts are irrevocable trusts over which Harold Hamm has no voting or investment power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Set forth below is a description of transactions entered into between the Company and certain of its officers, directors, employees and stockholders during 1998. Certain of these transactions will continue in the future and may result in conflicts of interest between the Company and such individuals, and there can be no assurance that conflicts of interest will always be resolved in favor of the Company.

  OIL AND GAS OPERATIONS. In its capacity as operator of certain oil and gas properties, the Company obtains oilfield services from related companies, including Hamm & Phillips Service Company, Stride Well Service Inc., Oil Tool Rentals, Inc. and Catworks, Inc. These services include leasehold acquisition, well location, site construction and other well site services, saltwater trucking, use of rigs for completion and work over of oil and gas wells and the rental of oil field tools and equipment. Harold Hamm is the chief executive officer and principal shareholder of each of these related companies. The aggregate amounts paid by Continental to these related companies during 1998 was $12.8 million and at December 31, 1998 the Company owed these companies approximately $0.9 million in current accounts payable. The services discussed above were provided at costs and upon terms that management believes are no less favorable to the Company than could have been obtained from unrelated parties. In addition, Harold Hamm and certain companies controlled by his own interests in wells operated by the Company. At December 31, 1998, the Company owed such persons an aggregate of $373,000, representing their shares of oil and gas production sold by the Company.

  SHAREHOLDER LOANS AND ADVANCES. In 1998, the Company obtained loans and advances from Harold Hamm and certain of his affiliates. Such loans and advances were unsecured and were repaid from time to time in varying amounts, with interest at an annual rate of 8.25%. The maximum aggregate amount of such loans and advances outstanding at any time during 1998 was $23.0 million.

  OFFICE LEASE. The Company leases office space under operating leases directly or indirectly from Harold Hamm and Continental Management Company, L.L.C., a Company owned in part by Harold Hamm. In 1998, the Company paid rents associated with these leases of approximately $332,000. The Company believes that the terms of its lease are no less favorable to the Company than those which would be obtained from unaffiliated parties.

  PARTICIPATION IN WELLS. Certain officers and directors of the Company have participated in, and may participate in the future in, wells drilled by the Company, or as in Mr. Hamm's case the acquisition of properties. At December 31, 1998, the aggregate unpaid balance owed to the Company by such officers and directors was $965,000, none of which was past due. Of the amount due from directors and officers at December 31, 1998, $963,000 is associated with Mr. Hamm's ownership in the Worland field.

  WORLAND FIELD. Effective June 1, 1998, the Company sold an undivided 50% interest in the 70,000 net leasehold acres it acquired in the Worland Field Acquisition to its principal shareholder, Harold Hamm. The Worland Field sale did not include inventory and certain items of equipment which the Company had acquired in the Worland Field Acquisition. The $42.6 million purchase price paid by Harold Hamm equals the Company's cost basis in such leasehold acres. Harold Hamm paid $19.3 million of the purchase price in cash and the balance of $23.3 million by the cancellation of indebtedness owed to Harold Hamm by the Company. Harold Hamm is subject to the applicable unit agreements in place with respect to his interests in the Worland Field. Harold Hamm intends to sell some or all of the interests acquired from the Company, although no arrangements, understandings or agreements for any such sale currently exist.

  OIL TRADING. During 1998, the Company bought 120 Mbls of oil at a cost of $1.5 million and sold 491 Mbls of oil for revenue of $5.7 million to Independent Trading and Transportation ("ITT"), an affiliated of the Company through its marketing activities. There was no gain or loss recognized due to these transactions.

                            PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K

       (a)    1.  FINANCIAL STATEMENTS:

  The following financial statements of the Company and the Report of the Company's Independent Public Accountants thereon are included on pages F-1 through F-22 of this Form 10-K.

  Report of Independent Public Accountants

  Consolidated Balance Sheet as of December 31, 1997 and 1998

  Consolidated Statement of Operations for the three years in the period ended December 31, 1998

  Consolidated Statement of Cash Flows for the three years in the period ended December 31, 1998

  Consolidated Statement of Changes in Equity for the three years in the period ended December 31, 1998

  Notes to the Consolidated Financial Statements

  2.  FINANCIAL STATEMENT SCHEDULES:

  All schedules are omitted because the required information is inapplicable or the information is presented in the Financial
Statements or the notes thereto.

        (b)   REPORTS ON FORM 8-K:

 The Company filed no reports on Form 8K during the quarter ended
December 31, 1998.

        (c)  EXHIBITS:

     3.1    Amended and Restated Certificate of Incorporation of Continental
            Resources, Inc. (1) [3.1]
     3.2    Amended and Restated Bylaws of Continental Resources, Inc. (1) [3.2]
     3.3    Certificate of Incorporation of Continental Gas, Inc. (1) [3.3]
     3.4    Bylaws of Continental Gas, Inc., as amended and restated.(1) [3.4]
     3.5    Certificate of Incorporation of Continental Crude Co.(1) [3.5]
     3.6    Bylaws of Continental Crude Co.(1) [3.6]
     4.1    Restated Credit Agreement dated May 12, 1998 among Continental
            Resources, Inc. and  Continental Gas, Inc., as Borrowers and
            Bank One, Oklahoma, N.A. and the Institutions named  therein as
            Banks and Bank One, Oklahoma, N.A. as Agent (the "Credit
            Agreement")(1)  [4.1]
     4.1.1* First Amendment to the Credit Agreement between Registrant, the financial institutions named  therein and Bank One,
            Oklahoma, N.A., as Agent dated February 10, 1999.
     4.2    Form of Revolving Note under the Credit Agreement (1) [4.2]
     4.3    Indenture dated as of July 24, 1998 between Continental
            Resources, Inc., as Issuer, the  Subsidiary Guarantors named therein and the United States Trust Company of New York, as
            Trustee (1) [4.3]
     4.4    Exchange and Registration Rights Agreement dated July 24, 1998 between Continental  Resources, Inc., the Subsidiary Guarantors
            named therein and Chase Securities, Inc.(1) [4.4]
     10.1   Purchase and Sale Agreement dated March 28, 1998 by and between
            Bass Enterprises Production Co., et al. As Sellers and
            Continental Resources, Inc. as Buyer (1) [10.1]
     10.2   Worland Area Purchase and Sale Agreement, as amended, dated June
            25, 1998 by and between  Continental Resources, Inc. as Seller and Harold G. Hamm, Trustee of the Harold G. Hamm  Revocable
            Intervivos Trust dated April 23, 1984 as Buyer.(1) [10.2]
     10.3*  Illinois Purchase and Sale Agreement dated October 7, 1998 by and between Continental  Resources, Inc. as Seller and Farrar
            Oil Company as Buyer
     12.1*  Statement re computation of ratio of debt to Adjusted EBITDA
     12.2*  Statement re computation of ratio of earnings to fixed charges
     12.3*  Statement re computation of ratio of Adjusted EBITDA to interest expense
     21*    Subsidiaries
     27*    Financial Data Schedule

-------------------

* Filed herewith

(1) Filed as an exhibit to the Company's Form S-4 Registration Statement on Form S-4, as amended (No. 333-61547) which was filed with the Securities and Exchange Commission. The exhibit number is indicated in brackets and incorporated by reference herein.

                             SIGNATURES

     Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 30, 1999                        Continental Resources, Inc.

                                      HAROLD HAMM
                                      Harold Hamm,
                                      Chairman of the Board, President
                                      And Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.
           Signatures                Title                  Date

        HAROLD HAMM          Chairman of the Board,     March 30, 1999
        Harold Hamm          President, Chief Executive
                             Officer (principal executive
                             officer) and Director

        ROGER V. CLEMENT     Senior Vice President and  March 30, 1999
        Roger V. Clement     Chief Financial Officer
                             (Principal financial officer
                             and principal accounting
                             officer), Treasurer,
                             Secretary and Director

        JACK STARK           Senior Vice President and  March 30, 1999
        Jack Stark           Director

        RANDY MOEDER         Senior Vice President and  March 30, 1999
        Randy Moeder         Director

        JEFF HUME            Senior Vice President and  March 30, 1999
        Jeff Hume            Director

     Supplemental information to be Furnished With Reports Pursuant to Section 15(d) of the Act by Registrants Which have Not Registered Securities Pursuant to Section 12 of the Act.

     The Company has not sent, and does not intend to send, an annual report to security holders covering its last fiscal year, nor has the Company sent a proxy statement, form of proxy or other proxy soliciting material to its security holders with respect to any annual meeting of security holders.

                          EXHIBIT INDEX

Exhibit
 No.         Description            Method of Filing
--------    ------------           ----------------

3.1       Amended and Restated     Incorporated herein by
          Certificate of Incorpo-  reference
          ration of Continental
          Resources, Inc.

3.2       Amended and Restated     Incorporated herein by
          Bylaws of Continental    reference
          Resources, Inc.

3.3       Certificate of Incorpo-  Incorporated herein by
          ration of Continental    reference
          Gas, Inc.

3.4       Bylaws of Continental    Incorporated herein by
          Gas, Inc., as amended    reference
          and restated.

3.5       Certificate of Incorpo-  Incorporated herein by
          ration of Continental    reference
          Crude Co.

3.6       Bylaws of Continental    Incorporated herein by
          Crude Co.                reference

4.1       Restated Credit Agree-   Incorporated herein by
          ment dated May 12, 1998  reference
          among Continental
          Resources, Inc. and
          Continental Gas, Inc.,
          as Borrowers and Bank
          One, Oklahoma, N.A. and
          the Institutions named
          therein as Banks and
          Bank One, Oklahoma,
          N.A. as Agent

4.1.1     First Amendment to the   Filed herewith electronically
          Credit Agreement be-
          tween Registrant, the
          financial institutions
          named therein and Bank
          One, Oklahoma, N.A.,
          as Agent dated February
          10, 1999

4.2       Form of Revolving Note   Incorporated herein by
          under the Credit Agree-  reference
          ment

4.3       Indenture dated as of    Incorporated herein by
          July 24, 1998 between    reference
          Continental Resources,
          Inc., as Issuer, the
          Subsidiary Guarantors
          named therein and the
          United States Trust
          Company of New York, as
          Trustee

4.4       Exchange and Registra-   Incorporated herein by
          tion Rights Agreement    reference
          dated July 24, 1998
          between Continental
          Resources, Inc., the
          Subsidiary Guarantors
          named therein and Chase
          Securities, Inc.

10.1      Purchase and Sale        Incorporated herein by
          Agreement dated March    reference
          28, 1998 by and between
          Bass Enterprises
          Production Co., et al.
          as Sellers and Continental
          Resources, Inc. as Buyer

10.2      Worland Area Purchase    Incorporated herein by
          and Sale Agreement, as   reference
          amended, dated June
          25, 1998 by and between
          Continental Resources,
          Inc. as Seller and
          Harold G. Hamm, Trustee
          of the Harold G. Hamm
          Revocable Intervivos
          Trust dated April 23,
          1984 as Buyer

10.3      Illinois Purchase and    Filed herewith electronically
          Sale Agreement dated
          October 7, 1998 by
          and between Continental
          Resources, Inc. as
          Seller and Farrar Oil
          Company as Buyer

12.1 Statement re computation Filed herewith electronically of ratio of debt to
          Adjusted EBITDA

12.2      Statement re computa-    Filed herewith electronically
          tion of ratio of earnings
          to fixed charges

12.3 Statement re computation Filed herewith electronically of ratio of Adjusted
          EBITDA to interest expense

21        Subsidiaries             Filed herewith electronically

27        Financial Data Schedule  Filed herewith electronically