Form 10-Q
period 1999-03-31
CONTINENTAL RESOURCES INC
filed 1999-05-17
CIK 732834

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

               For the quarterly period ended MARCH 31, 1999

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
 Yes   X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                     Class               Outstanding as of May 13, 1999
        Common Stock, $1.00 par value                  49,041

                             TABLE OF CONTENTS


PART I.    Financial Information

     ITEM 1. FINANCIAL STATEMENTS

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II.   Other Information

     ITEM 1. LEGAL PROCEEDINGS

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                   PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             CONTINENTAL RESOURCES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                        (dollars in thousands)
                                ASSETS
                                                   (Unaudited)
                                   December 31,      March 31,
                                        1998          1999
                                   ------------    -----------
CURRENT  ASSETS:
  Cash and cash equivalents. . . . $   15,817      $   3,462
  Accounts receivable-
   Oil and gas sales . . . . . . .      7,255          5,562
   Joint interest and other, net .      7,733          5,805
  Inventories. . . . . . . . . . .      4,627          5,473
  Prepaid expenses . . . . . . . .        168          1,745
  Advances to affiliates . . . . .          1              1
                                   ----------      ---------
     Total current assets. . . . .     35,601         22,048
                                   ----------      ---------

PROPERTY AND EQUIPMENT:

  Oil and gas properties
   Producing properties. . . . . .    241,358        242,153
   Nonproducing leaseholds . . . .     47,583         46,370
  Gas gathering and processing
   facilities. . . . . . . . . . .     24,709         25,170
  Service properties, equipment and
   other . . . . . . . . . . . . .     15,989         15,792
                                   ----------      ---------
     Total property and equipment.    329,639        329,485
     Less--Accumulated depreciation,
      depletion and amortization .   (121,061)      (126,286)
                                   ----------      ---------
     Net property and equipment. .    208,578        203,199
                                   ----------      ---------

OTHER ASSETS:
  Debt issuance costs. . . . . . .      9,023          8,716
  Other assets . . . . . . . . . .        537            442
                                   ----------      ---------
         Total other assets. . . .      9,560          9,158
                                   ----------      ---------
     Total assets. . . . . . . . . $  253,739      $ 234,405
                                   ==========      =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . $   10,532      $   5,893
  Current portion of long-term debt       337            325
  Revenues and royalties payable .      5,855          4,130
  Accrued liabilities and other. .      9,224          4,769
  Short-term debt - stockholder. .     10,000            ---
                                   ----------      ---------
     Total current liabilities . .     35,948         15,117
                                   ----------      ---------

LONG-TERM DEBT, net of current
 portion . . . . . . . . . . . . .    157,302        161,820

OTHER NONCURRENT LIABILITIES . . .        205            204

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value, 75,000
   shares authorized, 49,041 shares
   issued and outstanding  . . . .         49             49
  Additional paid-in-capital . . .      2,721          2,721
  Retained earnings. . . . . . . .     57,514         54,494
                                   ----------      ---------
     Total stockholders' equity. .     60,284         57,264
                                   ----------      ---------
     Total liabilities and
      stockholders' equity . . . . $  253,739      $ 234,405
                                   ==========      =========

The accompanying notes are an integral part of these consolidated balance sheets.

              CONTINENTAL RESOURCES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
            (dollars in thousands, except per share data)
                                  Three Months Ended March  31,
                                       1998           1999
                                     --------       --------
REVENUES:
   Oil and gas sales                 $ 16,083       $ 10,113
   Crude oil marketing                    ---         90,139
   Gathering, marketing and processing  6,639          3,436
   Oil and gas service operations       1,467          1,343
                                     --------       --------
    Total revenues                     24,189        105,031
                                     --------       --------

OPERATING COSTS AND EXPENSES:
  Production expenses                   4,061          2,891
  Production taxes                        777            543
  Exploration expenses                  1,548          1,356
  Crude oil marketing purchases and
   expenses                               ---         86,642
  Gathering, marketing and processing   5,826          2,743
  Oil and gas service operations          883            343
  Depreciation, depletion and
   amortization                         5,408          5,443
  General and administrative            2,215          2,032
                                     --------       --------

   Total operating costs and expenses  20,718        101,993
                                     --------       --------

OPERATING INCOME                        3,471          3,038
                                     --------       --------

OTHER INCOME AND EXPENSES
  Interest income                         243             86
  Interest expense                     (2,005)        (4,104)
  Other income (expense), net               6              8
                                     --------       --------
   Total other income and (expenses)  ( 1,756)        (4,010)
                                     --------       --------

INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                             1,715           (972)

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                 ---         (2,048)
                                     --------       --------

NET INCOME (LOSS)                      $1,715        ($3,020)
                                     ========       ========

EARNING (LOSS) PER COMMON SHARE        $34.97        ($61.59)
                                     ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

             CONTINENTAL RESOURCES, INC.  AND SUBSIDIARY

                CONSOLIDATED  STATEMENTS OF CASH FLOWS
                             (Unaudited)
                        (dollars in thousands)
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1998             1999
                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income  (loss)                                    $ 1,715       ($ 3,020)
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities--
  Depreciation, depletion and amortization              5,408          5,443
  Gain on sale of assets                                   (4)            (3)
  Dry hole cost and impairment of undeveloped leases      ---          1,441
  Other noncurrent assets                                 ---             (1)
Changes in current assets and liabilities--
  Decrease in accounts receivable                       7,429          3,621
  Increase in inventories                                (285)          (846)
  (Increase)/decrease in prepaid expenses                 114         (1,577)
  Decrease in accounts payable                         (5,771)        (4,639)
  Decrease in revenues and royalties payable           (3,919)        (1,726)
  Decrease in accrued liabilities and other              (672)        (4,455)
                                                     --------       --------

     Net cash provided by (used in) operating
      activities                                        4,015         (5,762)
                                                     --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development                         (14,944)          (925)
  Gas gathering and processing facilities and
   service properties, equipment and other             (1,087)          (272)
  Purchase of producing properties                     (8,650)           ---
  Proceeds from sale of assets                              3              3
  Advances from (to) affiliates                          (413)            (1)
                                                     --------       --------

     Net Cash used in investing activities            (25,091)        (1,195)
                                                     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit and other               18,650          4,600
  Repayment of line of credit and other                   (78)           (94)
  Proceeds from note receivable                           ---             96
  Proceeds from short-term note due to stockholder      2,490            ---
  Repayment of short-term note due to stockholder         ---        (10,000)
                                                     --------       --------

     Net cash provided by (used in) financing
      activities                                       21,062         (5,398)
                                                     --------       --------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS               (14)       (12,355)

CASH AND CASH EQUIVALENTS, beginning of period          1,301         15,817
                                                     --------       --------
CASH AND CASH EQUIVALENTS, end of period              $ 1,287        $ 3,462
                                                     ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                                   $   999            ---
  Interest paid                                        $1,341         $4,104

The accompanying notes are an integral part of these consolidated financial statements.

             CONTINENTAL  RESOURCES, INC.  AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  CONTINENTAL RESOURCES, INC.'S FINANCIAL STATEMENTS

  In the opinion of Continental Resources, Inc. ("CRI" or the "Company") the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1999,the results of operations and cash flows for the three months ended March 31, 1998 and 1999. The unaudited consolidated financial statements for the interim periods presented do not contain all information required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 1998.

2.  LONG-TERM DEBT:

  Long-term debt as of December 31, 1998 and March 31, 1999 consists of the following:

                                    December 31, 1998        March 31, 1999
                                    -----------------        --------------
                                            (dollars in thousands)
Senior subordinated notes...........     $150,000               $150,000
Line of credit agreement............        4,000                  8,600
Notes Payable to General Electric
  Capital Corporation...............        3,582                  3,507
Capital Lease agreements............           57                     38
                                         --------               --------
     Outstanding Debt...............      157,639                162,145
Less--Current portion...............          337                    325
                                         --------               --------
     Total long-term debt...........     $157,302               $161,820
                                         ========               ========

  In February 1999, the Company borrowed $4.6 million against its revolving credit facility. The current borrowing base of the Credit Facility is $25 million. The next borrowing base determination date is expected to be July 1, 1999.

3. CRUDE OIL MARKETING:

  On July 1, 1998, the Company began entering into third party contracts to purchase and resale crude oil at prices based on current month NYMEX prices, current posting prices or at a stated contract price. Purchases and sales are recorded at the stated contract price. During the first quarter ended March 31, 1999, the Company had revenues of $90.1 million on purchases of $86.2 million, while incurring expenses of $.4 million, resulting in a margin from crude oil marketing activities during the quarter of $3.9 million.

  In December 1998, the Emerging Issues Task Force ("EITF") released their consensus on EITF 98-10 "Accounting for Energy Trading and Risk Management Activities." This statement requires that contracts for the purchase and sale of energy commodities which are entered into for the purpose of speculating on market movements or otherwise generating gains from market price differences to be recorded at their market value, as of the balance sheet date, with any corresponding gains or losses recorded as income from operations. The Company adopted EITF 98-10 effective January 1, 1999. As a result, the Company recorded an expense for the cumulative effect change in accounting principle of $2,048,000. At March 31, 1999, the market value of the Company's energy trading contracts resulted in an unrealized gain of approximately $1,524,000, which is recorded in prepaid expenses in the accompanying consolidated balance sheet.

4.  COMMITMENTS AND CONTINGENCIES:

  On May 15, 1998, the Company and an unrelated third party entered into a definitive agreement to exchange undivided interests in approximately 65,000 gross (59,000 net) leasehold acres in the northern half of the Cedar Hills Field. On August 19, 1998, the Company instituted a declaratory judgment action against the unrelated third party in the Oklahoma District Court. The Company seeks a declaratory judgment determining that it is excused from further performance under its exchange agreement with the third party. The third party has denied the Company's allegations and seeks specific performance by the Company, plus monetary damages of an unspecified amount. The Cedar Hills unitization process is expected to continue. On March 31, 1999, the North Dakota Industrial Commission held a hearing to discuss the status of the unitization process. The timing and probability of unitization should be enhanced by the state's objective to invoke their wide range of authority, including the ability to restrict production, which will be targeted towards preserving the value of the field and ensuring that secondary recovery reserves are captured. A decision has not yet been made, based on this meeting.

5.  GUARANTOR SUBSIDIARIES

  The Company's wholly owned subsidiaries have guaranteed the Notes and the Credit Facility. The following is a summary of the financial information of Continental Gas, Inc. as of March 31, 1998 and for the three moth period ended March 31, 1998 and 1999.

  AS OF MARCH 31, 1999
                                               (dollars in thousands)
   Current assets. . . . . . . . .                $    1,775
   Noncurrent assets . . . . . . .                    22,214
                                                  ----------
     Total assets. . . . . . . . .                    23,989
                                                  ==========

   Current liabilities . . . . . .                    13,074
   Stockholder's equity. . . . . .                    10,915
                                                  ----------
     Total liabilities and stockholder's equity       23,989
                                                  ==========

  FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                                         1998           1999
                                         ----           ----
   Total revenues. . . . . . . . .      6,784          4,119
   Operating costs and expenses. .      6,579          4,271
                                        -----          -----
     Operating income (loss) . . .        205           (152)
   Other income and (expenses) . .       (123)          (186)
                                        -----          -----
   Net income (loss) . . . . . . .         82           (338)
                                        -----          -----

  At March 31, 1999, current liabilities payable to the Company totaled approximately $10.0 million. For the three months ended
March 31, 1998 and 1999 depreciation, depletion and amortization included in operating costs totaled approximately $0.5 million and $0.5 million, respectively.

  Since its incorporation, Continental Crude Co. has had no operations, has acquired no assets and has incurred no liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

  The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report. The Company's operating results for the periods discussed may not be indicative of future performance. In the text below, financial statement numbers have been rounded, however, the percentage changes are based on unrounded amounts.

RESULTS OF OPERATIONS

REVENUES

   GENERAL

  Revenues, excluding crude oil marketing, have decreased $9.3 million, or 38%, to $14.9 million during the three months ended
March 31, 1999 from $24.2 million during the comparable period in 1998. The decrease is attributable to lower oil prices and lower oil and gas production. During the third quarter of 1998, the Company began marketing crude oil that had been purchased from third parties. This activity generated an additional $90.1 million in revenue to the Company for the three month period of 1999.

   OIL AND GAS

  Oil and gas sales revenue for the three months ended March 31, 1999 decreased $6.0 million, or 37%, to $10.1 million from $16.1 million during the comparable period in 1998. Oil production decreased by 186 MBbls to 790 MBbls, or 19%, for the three months ended March 31, 1999 from 976 MBbls for the comparable period in 1998. The production decrease was mainly due to the natural production declines for new wells and the shutting in of wells which had become uneconomic due to lower oil prices. Oil prices decreased to an average of $10.01/Bbl, or 27%, during the three months ended March 31, 1999 from $13.77/Bbl, for the comparable
1998 period price. Gas sales decreased $0.4 million, or 15%, to $2.2 for the three month period in 1999 from $2.6 million during the period in 1998. Gas production for the period increased 95 mmcf, or 0 .6%, to 1,589mmcf from 1,494 mmcf in 1998. The increase in production for the period was offset by a 12% decrease in gas prices to $1.39/mcf in 1999 from $1.77/mcf in 1998.

   CRUDE OIL MARKETING

  The Company began marketing crude oil purchased from third parties in July 1998. During the three month period ended March
31, 1999, the Company recognized revenues on crude oil purchased for resale of $90.1 million.

   GATHERING, MARKETING AND PROCESSING

  Gathering, marketing and processing revenue in the first quarter of 1999 was $3.4 million, a decrease of $3.2 million, or 48%, from $6.6 million in the same period in 1998. This reduction in revenue was attributable to the elimination of purchases and resales of third party gas for marketing purposes and a refocus on purchases to supply the Company's gas plants.

   OIL AND GAS SERVICE OPERATIONS

  There was no material change in the Company's revenues from Oil and Gas Service Operations between the quarter ended March 31, 1999 and the quarter ended March 31, 1998.

COSTS AND EXPENSES

   PRODUCTION EXPENSES

  Production expense decreased by $1.2 million, or 29%, to $2.9 million during the three months ended March 31, 1999 from $4.1 million during the comparable period in 1998. High Pressure Air
Injection Units operating costs decreased by $0.5 million due to a reduction in air compression for injection into the unit.
Operating expenses increased by $0.3 million due to the Worland
Field Acquisition, while operating expenses for all other fields decreased by $0.8 million.

   PRODUCTION TAXES

  Production taxes decreased by $0.3 million , or 30%, to $0.5 million during the three months ended March 31, 1999 from $0.8 million during the comparable period in 1998 due to lower oil and gas prices and tax rate relief based on pricing allowed by some states.

   EXPLORATION EXPENSES

  For the three months ended March 31, 1999, exploration expenses decreased $0.1 million, or 6%, to $1.4 million from $1.5 million during the comparable period of 1998. The decrease was due to a $0.1 million decrease in expired lease costs.

  During the second quarter of 1999, leases on approximately
11,300 net leasehold acres, in which the Company has an investment of $0.6 million are scheduled to expire. The Company has not determined if these leases will be drilled, renewed, or allowed to expire.

CRUDE OIL MARKETING

  The Company began marketing crude oil purchased from third parties during the quarter ended September 30, 1998. For the three months ended March 31, 1999, the Company recognized expense for the purchases of crude oil purchased for resale of $86.2 million, and marketing expenses of $0.4 million.

   GATHERING, MARKETING, AND PROCESSING

  During the three months ended March 31, 1999, the Company incurred gathering, marketing and processing expenses of $2.7 million, representing a $3.1 million, or 53% decrease from $5.8 million incurred in the first quarter of 1998 due to the elimination of purchases of third party gas not used for gas plant supply, but sold as part of the Company's gas marketing activities.

   DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

  For the three months ended March 31,1998, DD&A expense remained constant at $5.4 million with the DD&A expense associated with greater investment being offset by lower depreciation rates on a unit of production basis.

   GENERAL AND ADMINISTRATIVE ("G&A")

  For the three months ended March 31, 1999 G&A expense was $2.0 million, net of overhead reimbursement of $0.7 million, for a period total of $1.3 million or a decrease of $0.4 million or 24%, from G&A expense of $2.2 million net of overhead reimbursement of $0.5 million for a total of $1.7 million during the comparable period in 1998. This decrease was primarily due to increased overhead reimbursement and decreased office expenses of $0.2 million. G&A expenses per Boe for the first quarter of 1999 was $1.26 compared to $1.44 for the first quarter of 1998.

INTEREST EXPENSE

  Interest expense for the three months ended March 31, 1999 was
$4.1 million, an increase of $2.1 million, or 105%, from $2.0
million in the comparable 1998 period.   The increase in the 1999
interest expense is attributable primarily to higher levels of indebtedness outstanding during 1999.

OTHER INCOME

  Other income for the three months ended March 31, 1999 and 1998 remained insignificant.

INCOME TAXES

  Effective June 1, 1997, the Company converted to an
"S-corporation" under Subchapter S of the Internal Revenue Code.
As a result, income taxes attributable to Federal taxable income of the Company after May 31, 1997, if any, will be payable by the stockholders of the Company.

NET INCOME

  For the three months ended March 31, 1999 net income was a loss of $3.0 million, a decrease in net income of $4.7 million, or 276%, from $1.7 million of income for the comparable period in 1998. This decrease in net income is due primarily to lower oil and gas prices discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOW FROM OPERATIONS

  Net cash used in operating activities for the three months ended March 31, 1999 was $5.8 million, a decrease of $9.8 million, or 244%, from $4.0 million provided by operating activities during the comparable 1998 period. Cash as of March
31, 1999 was $3.5 million, a decrease of $12.3 million or 78% of the balance of $15.8 million held at December 31, 1998. Of the $3.5 million balance at March 31, 1999, $2.6 million has been set aside by the Company to provide funds for the August 1, 1999 interest payment on the 10 1/4% Senior Subordinated Notes.

   LONG-TERM DEBT

  Long-term debt at December 31, 1998 and March 31, 1999 was
$157.3 million and $161.8 million, respectively. The $4.5 million, or 3%, increase was due to an advance on the Company's line of credit in February 1999.

   CREDIT FACILITY

  Long-term debt outstanding under the line of credit  at
December 31, 1998 and March 31, 1999 included $4.0 million and
$8.6 million, respectively, of revolving credit debt under the line of credit agreement.  The effective rate of interest under the line of credit agreement was 7.75% at December 31, 1998 and
March 31, 1999.  The Credit Facility matures May 14, 2001.  The
Credit Facility provides for interest based on the prime rate of
Bank One Oklahoma, N.A., or the London Interbank Offered Rate for
1, 2, 3 or 6-month offshore deposits as offered by Bank One to major banks in the London Interbank Market, rounded upwards, if necessary, to the nearest 1/16%, and adjusted for maximum cost of
reserves, if any.   The scheduled borrowing base  redetermination
date is expected to be July 1, 1999.

CAPITAL EXPENDITURES

  The Company's 1999 capital expenditures budget is $10.7 million, exclusive of acquisitions. During the three months ended
March 31, 1999, the Company incurred $1.2 million of capital expenditures, exclusive of acquisitions. The Company expects to fund the 1999 capital budget through cash flow from operations and its Credit Facility.

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

YEAR 2000

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

  The telephone system billing software utilized in tracking telephone usage is known to be incompatible with the year 2000.
A plan is currently in place to increase the capacity of the telephone system and new software will be installed at that time to make the system year 2000 compatible. The cost of this update will be $20,000. The Company believes that the radios being used for communications with field operations will not be impacted.
The Company also relies on various public telephone companies to supply normal voice and electronic data service and service to operating locations which utilize process control alarms. These alarms notify Company personnel if there are operations abnormalities that need to be checked and, if necessary, corrected. If the telephone service were disrupted, the operations would need to be more closely monitored by Company personnel, but because the operations are not actually controlled through the phone systems, there should be no interruption in operations. Surveys will be made of all telephone companies to determine their system readiness and contingency plans will be developed for those areas where service that is year 2000 compliant has not been verified.

  The gas measurement systems and gas processing facilities operated by the Company use various Program Logic Controllers
(PLC's) and alarm mechanisms. The Company has been verbally notified that the measurement systems that it currently uses are year 2000 compatible and Company tests have been done to verify that information.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK.

  The Company is exposed to market risk in the normal course of its business operations. Management believes that the Company is well positioned with its mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. During 1998, the Company had no oil or gas hedging transactions for its produciton, however, the company did begin marketing crude oil. Most of the Company's purchases are made at either a NYMEX based price or a fixed price. As of March 31, 1999, for the periods July, 1999 through July, 2000 the Company had purchased a total of 975,000 barrels of oil on contract at an average price of $15.15 per barrel. If oil prices declined by 10% prior to the marketing of these barrels, the company would incur a loss of $1.5 million.

                     PART II.  OTHER INFORMATION

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

  On May 15, 1998, the Company and an unrelated third party entered into a definitive agreement to exchange undivided interests in approximately 65,000 gross (59,000 net) leasehold acres in the northern half of the Cedar Hills Field. On August
19, 1998, the Company instituted a declaratory judgment action against the unrelated third party in the Oklahoma District Court.
The Company seeks a declaratory judgment determining that it is excused from further performance under its exchange agreement with the third party. The third party has denied the Company's allegations and seeks specific performance by the Company, plus monetary damages of an unspecified amount. The Cedar Hills unitization process is expected to continue. On March 31, 1999, the North Dakota Industrial Commission held a hearing to discuss the status of the unitization process. The timing and probability of unitization should be enhanced by the state's objective to invoke their wide range of authority, including the ability to restrict production, which will be targeted towards preserving the value of the field and ensuring that secondary recovery reserves are captured. A decision has not yet been made, based on this meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a). Exhibits
                             DESCRIPTION

3.1  Amended and Restated Certificate of Incorporation of Continental
     Resources, Inc.(1) [3.1]
3.2  Amended and Restate Bylaws of Continental Resources, Inc.(1) [3.2]
3.3  Certificate of Incorporation of Continental Gas, Inc.(1) [3.3]
3.4  Bylaws of Continental Gas, Inc., as amended and restated.(1) [3.4]
3.5  Certificate of Incorporation of Continental Crude Co.(1) [3.5]
3.6  Bylaws of Continental Crude Co. (1) [3.6]
4.1  Restated Credit Agreement dated May 12, 1998 among Continental
     Resources, Inc. and Continental Gas, Inc., as Borrowers and Bank
     One, Oklahoma, N.A. and the Institutions named therein as Banks and Bank One, Oklahoma, N.A. as Agent (the "Credit Agreement")(1)
     [4.1]
4.1.1 First Amendment to the Credit Agreement between Registrant, the financial institutions named therein and Bank One, Oklahoma,
      N.A., as Agent dated February 10, 1999.(2) [4.1.1]
4.2  Form of Revolving Note under the Credit Agreement (1) [4.2]
4.3  Indenture dated as of July 24, 1998 between Continental
     Resources, Inc., as Issuer, the  Subsidiary Guarantors named therein and the United States Trust Company of New York, as
     Trustee (1) [4.3]
4.4  Exchange and Registration Rights Agreement dated July 24,
     1998 between Continental Resources, Inc., the Subsidiary
     Guarantors named therein and Chase Securities, Inc. (1) [4.4]
10.1 Purchase and Sale Agreement dated March 28, 1998 by and between Bass Enterprises Production Co., et al. As Sellers and Continental Resources, Inc. as Buyer (1) [10.1]
10.2 Worland Area Purchase and Sale Agreement, as amended, dated
     June 25, 1998 by and between Continental Resources, Inc. as
     Seller and Harold G. Hamm, Trustee of the Harold G. Hamm
     Revocable Intervivos Trust dated April 23, 1984 as Buyer.(1) [10.2]
10.3 Illinois Purchase and Sale Agreement dated October 7, 1998 by and between Continental Resources, Inc. as Seller and
     Farrar Oil Company as Buyer (2) [10.3]
21.0 Subsidiaries (2) [21.0]
27*  Financial Data Schedule
--------------------
* Filed herewith

(1)   Filed as an exhibit to the Company's Form S-4 Registration
      Statement on Form S-4, as amended (No. 333-61547) which was filed with the Securities and Exchange Commission. The exhibit number is indicated in brackets and incorporated by reference herein.

(2) Filed as an exhibit to the Company's 1998 Annual Report on Form 10-K which was filed with the Securities and Exchange
      Commission. The exhibit number is indicated in brackets and incorporated by reference herein.

(b): Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.

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

                                    CONTINENTAL  RESOURCES, INC.

                                          ROGER V. CLEMENT
                                          Roger V. Clement
                                        Senior Vice President
                                      (Chief Financial Officer)

Date: May 14, 1999

                                EXHIBIT INDEX
Exhibit
No.           Description                           Method of Filing
-------       -----------                           ----------------

3.1    Amended and Restated Certificate   Incorporated herein by reference
       of Incorporation of Continental
       Resources, Inc.

3.2    Amended and Restate Bylaws of      Incorporated herein by reference
       Continental Resources, Inc.

3.3    Certificate of Incorporation of    Incorporated herein by reference
       Continental Gas, Inc.

3.4    Bylaws of Continental Gas, Inc.,   Incorporated herein by reference
       as amended and restated.

3.5    Certificate of Incorporation of    Incorporated herein by reference
       Continental Crude Co.

3.6    Bylaws of Continental Crude Co.    Incorporated herein by reference

4.1    Restated Credit Agreement dated    Incorporated herein by reference
       May 12, 1998 among Continental
       Resources, Inc. and Continental
       Gas, Inc., as Borrowers and Bank
       One, Oklahoma, N.A. and the
       Institutions named therein as
       Banks and Bank One, Oklahoma,
       N.A. as Agent (the "Credit
       Agreement")

4.1.1  First Amendment to the Credit      Incorporated herein by reference
       Agreement between Registrant,
       the financial institutions named
       therein and Bank One, Oklahoma,
       N.A., as Agent dated February
       10, 1999.

4.2    Form of Revolving Note under the   Incorporated herein by reference
       Credit Agreement

4.3    Indenture dated as of July 24,     Incorporated herein by reference
       1998 between Continental
       Resources, Inc., as Issuer, the
       Subsidiary Guarantors named
       therein and the United States
       Trust Company of New York, as
       Trustee

4.4    Exchange and Registration Rights   Incorporated herein by reference
       Agreement dated July 24, 1998
       between Continental Resources,
       Inc., the Subsidiary Guarantors
       named therein and Chase
       Securities, Inc.

10.1   Purchase and Sale Agreement        Incorporated herein by reference
       dated March 28, 1998 by and
       between Bass Enterprises
       Production Co., et al. as Sellers
       and Continental Resources, Inc.
       as Buyer

10.2   Worland Area Purchase and Sale     Incorporated herein by reference
       Agreement, as amended, dated
       June 25, 1998 by and between
       Continental Resources, Inc. as
       Seller and Harold G. Hamm,
       Trustee of the Harold G. Hamm
       Revocable Intervivos Trust dated
       April 23, 1984 as Buyer

10.3   Illinois Purchase and Sale         Incorporated herein by reference
       Agreement dated October 7, 1998
       by and between Continental
       Resources, Inc. as Seller and
       Farrar Oil Company as Buyer

21.0   Subsidiaries                       Incorporated herein by reference

27     Financial Data Schedule            Filed herewith electronically

