Form 10-Q
period 1999-06-30
CONTINENTAL RESOURCES INC
filed 1999-08-12
CIK 732834

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended JUNE 30, 1999

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

                     Class             Outstanding as of August 13, 1999
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

                      PART I.    Financial Information

ITEM 1. FINANCIAL STATEMENTS

                 CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)
                                   ASSETS
                                                           (Unaudited)
                                            December 31,     June 30,
                                               1998            1999
                                            ------------   -----------
CURRENT ASSETS:
  Cash                                      $   15,817     $   10,757
  Accounts receivable-
     Oil and gas sales                           7,255          7,165
Joint interest and other, net                    7,733          4,780
  Inventories                                    4,627          5,160
  Prepaid expenses                                 168          2,881
  Advances to affiliates                             1             --
                                            ----------     ----------
         Total current assets                   35,601         30,743
                                            ----------     ----------
PROPERTY AND EQUIPMENT:
  Oil and gas properties
     Producing properties                      241,358        244,472
     Nonproducing leaseholds                    47,583         45,020
  Gas gathering and processing facilities       24,709         25,520
  Service properties, equipment and other       15,989         15,899
                                            ----------     ----------
         Total property and equipment          329,639        330,911
         Less--Accumulated depreciation,
           depletion and amortization         (121,061)      (129,855)
         Net property and equipment            208,578        201,056

OTHER ASSETS:
  Debt issuance costs                            9,023          8,415
  Other assets                                     537            354
                                            ----------     ----------
                  Total other assets             9,560          8,769
                                            ----------     ----------
                  Total assets              $  253,739     $  240,568
                                            ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                          $   10,532     $    5,175
  Current portion of long-term debt                337            326
  Revenues and royalties payable .               5,855          4,846
  Accrued liabilities and other. .               9,224          8,986
  Short-term debt - stockholder. .              10,000             --
                                            ----------     ----------
         Total current liabilities              35,948         19,333
                                            ----------     ----------

LONG-TERM DEBT, net of current portion         157,302        161,737

OTHER NONCURRENT LIABILITIES                       205            203

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value, 75,000 share
  authorized, 49,041 shares issued and
  outstanding                                       49             49
  Additional paid-in-capital                     2,721          2,721
  Retained earnings                             57,514         56,525
                                            ----------     ----------
         Total stockholders' equity             60,284         59,295
                                            ----------     ----------
         Total liabilities and stockholders'
           equity                           $  253,739     $  240,568
                                            ==========     ==========

The accompanying notes are an integral part of these consolidated balance sheets.

                 CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share data)
                                           Three Months Ended June 30,
                                           ---------------------------
                                               1998           1999
                                               ----           ----
REVENUES:
   Oil and gas sales                       $   15,208      $   15,634
   Crude oil marketing                             --          34,194
   Gathering, marketing and processing          3,165           3,758
   Oil and gas service operations               1,596           1,752
                                           ----------      ----------
      Total revenues                           19,969          55,338
                                           ----------      ----------
OPERATING COSTS AND EXPENSES:
  Production expenses                           3,590           3,413
  Production taxes                                646           1,077
  Exploration expenses                          1,102           1,931
  Crude oil marketing purchases and expenses       --          32,382
  Gathering, marketing and processing           2,583           3,113
  Oil and gas service operations                  942           1,037
  Depreciation, depletion and amortization     11,075           4,240
  General and administrative                    2,699           2,141
                                           ----------      ----------
     Total operating costs and expenses        22,637          49,334
                                           ----------      ----------
OPERATING INCOME                               (2,668)          6,004
                                           ----------      ----------
OTHER INCOME AND EXPENSES
  Interest income                                 537             101
  Interest expense                             (3,169)         (4,100)
  Other income (expense), net                      86              26
                                           ----------      ----------
     Total other income and (expenses)        ( 2,546)         (3,973)
                                           ----------      ----------
NET INCOME (LOSS)                             ($5,214)         $2,031
                                           ==========      ==========
EARNINGS (LOSS) PER COMMON SHARE             ($106.32)         $41.41
                                           ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

              CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES

             UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

              (dollars in thousands, except per share data)
                                            Six Months Ended June 30,
                                               1998           1999
                                               ----           ----
REVENUES:
   Oil and gas sales                        $   31,291     $   25,747
   Crude oil marketing                              --        124,334
   Gathering, marketing and processing           9,804          7,194
   Oil and gas service operations                3,062          3,094
                                            ----------     ----------
      Total revenues                            44,157        160,369
                                            ----------     ----------
OPERATING COSTS AND EXPENSES:
  Production expenses                            7,651          6,305
  Production taxes                               1,423          1,621
  Exploration expenses                           2,650          3,287
  Crude oil marketing purchases and expenses        --        119,024
  Gathering, marketing and processing            8,409          5,856
  Oil and gas service operations                 1,825          1,380
  Depreciation, depletion and amortization      16,483          9,683
  General and administrative                     4,914          4,172
                                            ----------     ----------
     Total operating costs and expenses         43,355        151,328
                                            ----------     ----------

OPERATING INCOME                                   802          9,041
                                            ----------     ----------
OTHER INCOME AND EXPENSES
  Interest income                                  780            187
  Interest expense                              (5,174)        (8,204)
  Other income (expense), net                       93             35
                                            ----------     ----------
     Total other income and (expenses)          (4,301)        (7,982)

INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE      (3,499)         1,059

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                           --         (2,048)
                                            ----------     ----------
NET INCOME (LOSS)                              ($3,499)         ($989)
                                            ==========     ==========
EARNINGS (LOSS) PER COMMON SHARE BEFORE
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                         ($71.36)        $21.59
                                            ==========     ==========
EARNINGS (LOSS) PER COMMON SHARE AFTER
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                         ($71.36)       ($20.18)
                                            ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

              CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES

             UNAUDITED CONSOLIDATED  STATEMENTS OF CASH FLOWS

                          (dollars in thousands)
                                                Six Months Ended June 30,
                                                -------------------------
                                                  1998              1999
                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      ($    3,499)       ($     989)
Adjustments to reconcile net income to net
  cash provided by operating activities--
  Depreciation, depletion and amortization         16,483             9,683
  Gain on sale of assets                              (22)               (8)
  Dry hole cost and impairment of undeveloped leases  130             2,941
  Other noncurrent assets                              (8)               (3)
Changes in current assets and liabilities--
  Decrease in accounts receivable                   9,411             3,043
  Increase in inventories                          (1,414)             (533)
  (Increase)/decrease in prepaid expenses              23            (2,713)
  Decrease in accounts payable                     (7,379)           (5,357)
  Decrease in revenues and royalties payable       (3,844)           (1,009)
  Decrease in accrued liabilities and other          (213)             (238)
                                               ----------        ----------
         Net cash provided by operating activities  9,668             4,817
                                               ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development                     (28,866)           (3,748)
  Gas gathering and processing facilities and
    service properties, equipment and other        (2,568)             (763)
  Purchase of producing properties                (85,100)               --
  Proceeds from note receivable                        --               185
  Proceeds from sale of assets                        387                25
  Advances from affiliates                             16                --
                                              -----------        ----------
         Net cash used in investing activities   (116,131)           (4,301)
                                              -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit and other          109,015             4,600
  Repayment of line of credit and other            (1,626)             (176)
  Repayment of short-term note due to stockholder    (891)          (10,000)
                                              -----------        ----------

         Net cash provided by (used in)
           financing activities                   106,498            (5,576)
                                              -----------        ----------

NET (DECREASE) IN CASH                                 35            (5,060)

CASH, beginning of period                           1,301            15,817
                                              -----------        ----------
CASH, end of period                           $     1,336        $   10,757
                                              ===========        ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                                    --                --
  Interest paid                               $     5,174        $    8,502

NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Advance to affiliate made with sale of
    50% interest in producing properties      $    19,581                --
  Satisfaction of note payable to principal
    stockholder through sale of 50%
    interest in producing properties          $    22,969                --

The accompanying notes are an integral part of these consolidated financial statements.

          CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  CONTINENTAL RESOURCES, INC.'S FINANCIAL STATEMENTS

  In the opinion of Continental Resources, Inc. ("CRI" or the "Company") the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1999, the results of operations for the three months and six months ended June 30, 1998 and 1999 and cash flows for the six months ended June 30, 1998 and 1999. The unaudited consolidated financial statements for the interim periods presented do not contain all information required by generally accepted accounting principles. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 1998.

2.  LONG-TERM DEBT:

  Long-term debt as of December 31, 1998 and June 30, 1999 consists of the following:

                                          December 31, 1998     June 30, 1999
                                          -----------------     -------------
                                                   (dollars in thousands)
Senior Subordinated Notes                      $150,000              $150,000
Credit Facility                                   4,000                 8,600
Notes payable to General Electric
  Capital Corporation                             3,582                 3,431
Capital lease agreements                             57                    32
                                          -------------         -------------
     Outstanding debt                           157,639               162,063
Less current portion                                337                   326
                                          -------------         -------------
     Total long-term debt                      $157,302              $161,737
                                          =============         =============

  In February 1999, the Company borrowed $4.6 million against its revolving credit facility. Subsequent to June 30, 1999 the Company has made payments of $1.6 million to reduce the borrowings against its Credit Facility. The current borrowing base of the Credit Facility is $25 million until October 1, 1999 when the next redetermination is expected to take place.

3.  CRUDE OIL MARKETING:

  On July 1, 1998, the Company began entering into third party contracts to purchase and resell crude oil at prices based on current month NYMEX prices, current posting prices or at a stated contract price. Purchases and sales are recorded at the stated contract price. During the quarter ended June 30, 1999, the Company had revenues of $34.2 million on purchases of $32.0 million, while incurring expenses of $.4 million, resulting in a margin from crude oil marketing activities during the quarter of $1.8 million. Year to date the Company has had revenues of $124.3 million on purchases of $118.3 million, while incurring expenses of $0.7 million, resulting in a year to date margin from crude oil marketing activities of $5.3 million.

  In December 1998, the Emerging Issues Task Force ("EITF") released their consensus on EITF 98-10 "Accounting for Energy
Trading and Risk Management Activities." This statement requires that contracts for the purchase and sale of energy commodities which are entered into for the purpose of speculating on market movements or otherwise generating gains from market price differences to be recorded at their market value, as of the balance sheet date, with any corresponding gains or losses recorded as income from operations. The Company adopted EITF 98-
10 effective January 1, 1999. As a result, the Company recorded an expense for the cumulative effect of change in accounting principle of $2,048,000. At June 30, 1999, the market value of the Company's energy trading contracts resulted in an unrealized gain of $2,750,500, which is recorded in Crude Oil Marketing
Revenues and offset in prepaid expenses in the accompanying consolidated balance sheet.

4.  COMMITMENTS AND CONTINGENCIES:

  On May 15, 1998, the Company and an unrelated third party entered into a definitive agreement to exchange undivided interests in approximately 65,000 gross (59,000 net) leasehold acres in the northern half of the Cedar Hills Field. On August
19, 1998, the Company instituted a declaratory judgment action against the unrelated third party in the District Court of Garfield County, Oklahoma. The Company seeks a declaratory judgment determining that it is excused from further performance under its exchange agreement with the third party. The third party has denied the Company's allegations and seeks specific performance by the Company, plus monetary damages of an unspecified amount. The Cedar Hills unitization process is expected to continue. On March 31, 1999, the North Dakota
Industrial Commission (NDIC) held a hearing to discuss the status of the unitization process. As a result of the hearing, effective
August 1, 1999, the NDIC will require the Company to curtail production on less than ten wells. This will result in an estimated reduction of less than 100 barrels a day of crude oil production of the estimated production by the Company in the field of a total of 5,500 barrels a day.

5.  GUARANTOR SUBSIDIARIES

  The Company's wholly owned subsidiaries, Continental Gas, Inc.
(CGI) and Continental Crude Co. (CCC), have guaranteed the Senior
Subordinated Notes and the Credit Facility. The following is a summary of the financial information of Continental Gas, Inc. as of December 31, 1998 and June 30, 1999 and for the three month and six month periods ended June 30, 1998 and 1999.


AS OF:
-----
                            (dollars in thousands)
                                            December 31, 1998   June 30, 1999
                                            -----------------   -------------
     Current assets                           $    2,493          $    2,598
     Noncurrent assets                            22,263              21,975
                                              ----------          ----------
     Total assets                             $   24,756          $   24,573
                                              ==========          ==========

     Current liabilities                      $   13,503          $   13,931
     Noncurrent liabilities                          616                 616
     Stockholder's equity                         10,637              10,026
                                              ----------          ----------
     Total liabilities and stockholder's
       equity                                 $   24,756          $   24,573
                                              ==========          ==========


FOR THE THREE MONTH AND SIX MONTH PERIOD ENDED JUNE 30,
-------------------------------------------------------
                            (dollars in thousands)
                                       1998                      1999
                              ---------------------   -----------------------
                                3 month     6 month      3 month      6 month
                              ---------   ---------   ----------   ----------
Total revenues                $   4,900   $  11,684   $    4,632   $    8,751
Operating costs and expenses      4,922      11,501        4,706        8,977
                              ---------   ---------   ----------   ----------
  Operating income (loss)           (22)        183          (74)        (226)
Other expenses                     (143)       (266)        (199)        (385)
                              ---------   ---------   ----------   ----------
Net loss                      $    (165)  $     (83)  $     (273)  $     (611)
                              =========   =========   ==========   ==========

  At June 30, 1999, current liabilities payable to the Company by CGI totaled approximately $10.0 million. For the three months ended June 30, 1998 and 1999, depreciation, depletion and amortization included in CGI's operating costs totaled approximately $0.4 million and $0.6 million, respectively. For the six month periods ended June 30, 1998 and 1999 depreciation, depletion and amortization included in operating costs totaled $0.9 million and $1.1 million, respectively.

  Since its incorporation, CCC has had no operations, has acquired no assets and has incurred no liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE
MONTHS AND SIX MONTHS ENDED JUNE 30, 1998

  The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report. The Company's operating results for the periods discussed may not be indicative of future performance. In the text below, financial statement numbers have been rounded; however, the percentage changes are based on unrounded amounts.

RESULTS OF OPERATIONS

REVENUES

   GENERAL

  Revenues, excluding crude oil marketing, increased $1.1 million, or 6%, to $21.1 million during the three months ended June 30, 1999 from $20.0 million during the comparable period in 1998. The increase is attributable to higher oil prices and gas production volumes which more than offset lower oil production and lower gas prices. During the third quarter of 1998, the Company began marketing crude oil that had been purchased from third parties. This activity generated $34.2 million in revenue to the Company for the three month period ending June 30, 1999 and $124.3 million in revenue for the sixth month period ended June 30, 1999.

   OIL AND GAS

  Oil and gas sales revenue for the three months ended June 30, 1999 increased $0.4 million, or 3%, to $15.6 million from $15.2 million during the comparable period in 1998. Oil production decreased by 141 MBbls to 866 MBbls, or 14%, for the three months ended June 30, 1999 from 1,007 MBbls for the comparable period in 1998. The production decrease was mainly due to the natural production declines for new wells and the shutting in of wells which had become uneconomic due to lower oil prices. This decline was partially offset by the addition of approximately 125 MBbls of production from properties acquired in the Worland Field
Acquisition during the third quarter of 1998.   Oil prices
increased to an average of $14.88/Bbl, or 18%, during the three months ended June 30, 1999 from $12.64/Bbl, for the comparable 1998 period price. Gas sales increased $0.3 million, or 11%, to $2.7 for the three month period in 1999 from $2.4 million during the period in 1998. Gas production for the period increased 314 Mmcf, or 22%, to 1,753 Mmcf from 1,439 Mmcf in 1998. The increase in production for the period, 193 Mmcf of which came from properties acquired in the Worland acquisition, was offset by a 9% decrease in realized gas sales prices to $1.57/Mcf in 1999 from $1.72/Mcf in 1998.

  The year to date oil and gas sales revenue for the period ended June 30, 1999 decreased $5.6 million, or 18%, to $25.7 from $31.3 million during the comparable period in 1998. Oil revenues for the period decreased $5.3 million. A 327 MBbl, or 16%, decrease to 1,656 MBbl in the 1999 period from 1,983 MBbl in the comparable 1998 period, resulted in a $4.4 million decrease in oil sales. A 354 MBbl decrease in production in the Cedar Hills field due to the decline in production associated with new wells drilled in 1997 and early 1998, a 62 MBbl decrease in production from the High Pressure Air Injection Units due to the natural decline in field production and reduction in operations due to crude oil prices, an estimated 55 MBbl decrease due to shut in production on other uneconomic wells, and a 22 MBbl decrease due to the sale of the Illinois properties were partially offset by the addition of 181 MBbls of production from properties acquired in the Worland Field Acquisition in the third quarter of 1998.
In addition to the decrease due to reduced volumes, oil revenues decreased $0.9 million because of a $0.59/Bbl, or 4%, decrease in average oil sales prices to $12.55/Bbl in 1999 from $13.14/Bbl in 1998. Gas revenues for the six month period ended June 30, 1999 also decreased by $0.3 million, or 5% to $4.9 million from $5.2 million in the comparable period in 1998. The average realized price on gas sales declined to $1.48 per mcf in 1999 from $1.79 per mcf in 1998. This decline in average sales price is mainly due to the addition of approximately 396 Mmcf of gas sales from the Worland properties. Because of the quality of this gas, it sells at a much lower price than the Company's other gas production. During 1999 the Company has realized a sales price of $0.56 per mcf from these properties compared to $1.61 per mcf for the Company's other gas production.

  Subsequent to June 30, 1999, in accordance with its hedging policy, the Company hedged 60,000 barrels (bbl) a month of its production at $19.18/bbl NYMEX for August through December of 1999 and 40,000 bbls a month at $20.43/bbl for September, 1999 through February, 2000.

   CRUDE OIL MARKETING

  The Company began marketing crude oil purchased from third parties in July, 1998. During the three month period ended June 30, 1999, the Company recognized revenues on crude oil purchased for resale of $34.2 million. For the year to date period ended June 30, 1999 the Company has recognized $124.3 million in revenue from these sales.

   GATHERING, MARKETING AND PROCESSING

  Gathering, marketing and processing revenue in the second quarter of 1999 was $3.8 million, an increase of $0.6 million, or 19%, from $3.2 million in the same period in 1998. This increase in revenue during the second quarter was attributable to higher natural gas and liquids prices in the 1999 period.

  Gathering, marketing and processing revenue for the six months ended June 30, 1999 were $7.2 million, a $2.6 million, or 27% decrease, from $9.8 million in the comparable 1998 period. The decrease for the six month period was partially due to the elimination of purchases and resales of third party gas for marketing purposes and a refocus on purchases to supply the Company's gas plants during the first three months of the period. Natural Gas and liquids prices during the six month period of 1999 were still lower than during the comparable period in 1998, even as the second quarter prices improved.

   OIL AND GAS SERVICE OPERATIONS

  There was no material change in the Company's revenues from Oil and Gas Service Operations between the quarter or year to date periods ended June 30, 1999 and June 30, 1998.

COSTS AND EXPENSES

   PRODUCTION EXPENSES

  Production expenses decreased by $.2 million, or 5%, to $3.4 million during the three months ended June 30, 1999 from $3.6
million during the comparable period in 1998.   Operating
expenses increased by $0.4 million due to the Worland Field Acquisition, while operating expenses for all other fields decreased by $0.6 million.

  Production expenses decreased by $1.4 million, or 18%, to $6.3 million for the year to date period ended June 30, 1999 from $7.7 million during the comparable period in 1998. Operating expenses increased by $0.8 million due to the Worland Field Acquisition, while operating expenses for all other fields decreased by $2.2 million. The decrease was seen in all areas of direct costs associated with Company operations including a reduction in labor costs of $0.3 million, or 14%; energy of $0.6 million, or 22%; operating supplies and repairs of $0.9 million, or 39%; and salt water disposal costs of $0.4 million, or 24%.

   PRODUCTION TAXES

  Production taxes increased by $0.4 million , or 67%, to $1.0 million during the three months ended June 30, 1999 from $0.6 million during the comparable period in 1998 due to higher oil and gas prices and higher tax rates on wells in North Dakota that have reached the expiration date of tax relief given on newly drilled wells.

  Production taxes for the six month period ended June 30, 1999 have increased by $0.2 million, or 14%, to $1.6 million in 1999 compared to $1.4 million in the comparable period of 1998. The 1999 year to date sales prices on oil and gas have been slightly lower than the 1998 prices, resulting in a lower taxable revenue amount. However, the expiration of lower tax rates on 34 newly drilled wells in North Dakota since April 1, 1998 has increased the tax rate to be applied to the sales prices on these wells, resulting in a higher tax rate on these wells. The Company expects the expiration of the remaining tax exemptions on newly drilled wells to have minimal impact on the companies overall production tax expenses.

   EXPLORATION EXPENSES

  For the three month period ended June 30, 1999, exploration expenses increased $0.8 million, or 75%, to $1.9 million from $1.1 million during the comparable period of 1998. The increase was due to a $1.4 million increase in expired lease costs to $1.6 million in the three month period in 1999 from $0.2 million for the comparable period in 1998. The increase in expired lease costs was partially offset by a decrease in expensed intangible drilling and development costs related to development work overs of $0.6 million to $0.3 million in 1999 from $0.9 million in the comparable period of 1998.

  The year to date exploration expense as of June 30, 1999 increased $0.7 million, or 24%, to $3.3 million from $2.6 million incurred in the comparable period in 1998. The increase was due to a $2.9 million increase in expired lease costs to $2.9 million in the six month period in 1999. Expired lease cost is a non cash expense in the current period and is added to net income on the cash flow statement to arrive at cash generated from operating activities. The increase in expired lease costs was partially offset by a decrease in expensed intangible drilling and development costs related to development work overs of $1.9 million to $0.4 million in 1999 from $2.3 million in the comparable period of 1998. Other miscellaneous exploration costs were reduced by an additional $0.3 million.

   CRUDE OIL MARKETING

  The Company began marketing crude oil purchased from third parties in July 1998. For the three months ended June 30, 1999, the Company recognized expense for the purchases of crude oil purchased for resale of $32.0 million, and marketing expenses of $0.4 million.

  Year to date 1999 the Company has recognized expense of $118.3 million and $0.7 million respectively for the purchase of crude oil and for marketing expenses.

   GATHERING, MARKETING, AND PROCESSING

  During the three months ended June 30, 1999, the Company incurred gathering, marketing and processing expenses of $3.1 million, representing a $0.5 million, or 21% increase from the $2.6 million incurred in the second quarter of 1998 due to higher natural gas and liquids prices.

  Gathering, marketing and processing expenses for the six months ended June 30, 1999 were $5.9 million, a $2.6 million, or 30% decrease, from $8.4 million in the comparable 1998 period. The decrease for the six month period was partially due to the elimination of purchases for resale of third party gas for marketing purposes and a refocus on purchases to supply the Company's gas plants during the first three months of the period. Natural Gas and liquids prices during the six month period of 1999 were still lower than during the comparable period in 1998, even as the second quarter prices increased.

   OIL AND GAS SERVICE OPERATIONS

  During the three months ended June 30, 1999 the Company incurred oil and gas service operations expense of $1.0 million, a $0.1 million, or 10% increase over the $0.9 million for the comparable period in 1998. This increase was due to increased maintenance and work over expense on salt water disposal wells.

  Oil and gas service operations expenses decreased by $.4 million, or 24% to $1.4 million for the six months ended June 30, 1999 compared to $1.8 million for the same period in 1998. The 1998 expense included a number of complete salt water disposal well work overs, including the Diamond 1-8 which cost the Company $0.3 million.

   DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

  For the three months ended June 30,1999, DD&A expense decreased $6.8 million, or 62%, to $4.2 million in 1999 from $11.0 million for the comparable period in 1998. The DD&A expense for oil and gas producing properties in the 1998 period reflected a Unit of Production depreciation rate based on reserves calculated at the lower June 30, 1998 prices. Due to the lower reserves, higher production rates, and higher net investment in oil and gas producing properties in 1998 compared to 1999, the per barrel of oil equivalent (BOE) DD&A rate for 1998 was $8.88 compared to $3.66 for 1999.

  For the six months ended June 30, 1999, DD&A expense decreased $6.8 million, or 41% to $9.7 million from $16.5 for the comparable period in 1998. The DD&A expense for oil and gas producing properties in the 1998 period reflected a Unit of Production depreciation rate based on reserves calculated at the lower June 30, 1998 prices. Due to the lower reserves, higher production rates, and higher net investment in oil and gas producing properties in 1998 compared to 1999, the per BOE DD&A rate for 1998 was $6.95 compared to $4.38 for 1999.

   GENERAL AND ADMINISTRATIVE ("G&A")

  For the three months ended June 30, 1999 G&A expense was $2.1 million, net of overhead reimbursement of $0.8 million, for a period total of $1.3 million or a decrease of $0.6 million or 21%, from G&A expense of $2.7 million net of overhead reimbursement of $0.8 million for a total of $1.9 million during the comparable period in 1998. This decrease was primarily due to increased overhead reimbursement and decreased office expenses of $0.4 million. G&A expenses per Boe for the second quarter of 1999 was $1.19 compared to $1.52 for the second quarter of 1998.

  For the six month period ended June 30, 1999 G&A expense was $4.2 million, net of overhead reimbursement of $1.5 million, for a period total of $2.7 million or a decrease of $1.2 million, or 31%, from G&A expense of $4.9 million net of overhead reimbursement of $1.0 million for a total of $3.9 million during the comparable period in 1998. This decrease was primarily due to the decrease in overhead costs of $0.6 million, or 12%, to $4.1 million in 1999 from $4.7 million in the comparable period in 1998 and an increase in overhead reimbursement of $0.3 million, or 24% to $1.5 million in 1999 from $1.2 million in the comparable 1998 period. The 1999 year to date G&A rate per BOE sold is $1.22 compared to a 1998 rate of $1.42. Included in the 1999 year to date rate is $.31/BOE of overhead associated with Oil Marketing, Oil and Gas Service Operations, and Gas Gathering, Processing and Marketing activities, which was approximately the same as the amount included in the 1998 year to date G&A.

INTEREST EXPENSE

  Interest expense for the three months ended June 30, 1999 was $4.1 million, an increase of $0.9 million, or 29%, from $3.2 million in the comparable 1998 period. The increase in the 1999 interest expense is attributable primarily to higher levels of indebtedness outstanding through the period in 1999. The interest rate on most of the debt during the 1999 period is at 10.25% compared to the lower Credit Facility rate of approximately 8.5% incurred in the 1998 period.

  Interest expense for the year to date period ended June 30, 1999 was $8.2 million, an increase of $3.0 million, or 59%, from $5.2 million in the comparable 1998 period. The increase in the 1999 interest expense is attributable primarily to higher levels of indebtedness outstanding through the period in 1999. The interest rate on most of the debt during the 1999 period is at 10.25% compared to the lower credit Facility rate incurred in the 1998 period.

OTHER INCOME

  Other income for the three months and year to date periods ended June 30, 1999 and 1998 remained insignificant.

NET INCOME

  For the three months ended June 30, 1999 net income was $2.0 million, an increase in net income of $7.2 million from the loss of $5.2 million for the comparable period in 1998. This increase in net income is due primarily to higher oil and gas prices, improved margin on oil marketing activities and reduced operating expenses discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOW FROM OPERATIONS

  Net cash provided by operating activities for the six months ended June 30, 1999 was $4.8 million, a decrease of $4.9 million, or 50%, from $9.7 million provided by operating activities during the comparable 1998 period. Cash as of June 30, 1999 was $10.8 million, a decrease of $5.0 million or 32% of the balance of $15.8 million held at December 31, 1998. Of the $10.8 million balance at June 30, 1999, $6.5 million had been set aside, and was used by the Company to make its August 1, 1999 interest payment on its 10 1/4% Senior Subordinated Notes.

   DEBT

  For tax planning purposes the Company borrowed $10.0 million from their majority stockholder in December, 1998. The note was repaid in January, 1999.

  Long-term debt at December 31, 1998 and June 30, 1999 was
$157.3 million and $161.8 million, respectively. The $4.5 million, or 3%, increase was due to an advance on the Company's line of credit in February 1999. Subsequent to June 30, 1999 the Company has made payments of $1.6 million to reduce the borrowings against its Bank Line of Credit.

   CREDIT FACILITY

  Long-term debt outstanding under the line of credit at December 31, 1998 and June 30, 1999 included $4.0 million and $8.6 million, respectively, of revolving credit debt under the Credit Facility. The effective rate of interest under the line of credit agreement was 7.75% at December 31, 1998 and 8.00% at June 30, 1999. The Credit Facility, which matures May 14, 2001, charges interest based on the prime rate of Bank One Oklahoma, N.A., or the London Interbank Offered Rate for 1, 2, 3 or 6-month offshore deposits as offered by Bank One to major banks in the London Interbank Market, rounded upwards, if necessary, to the nearest 1/16%, and adjusted for maximum cost of reserves, if any. The borrowing base of the Credit Facility is $25 million until October 1, 1999 when the next redetermination is expected to take place.

CAPITAL EXPENDITURES

  The Company's 1999 capital expenditures budget is $16.3 million, exclusive of acquisitions. During the three months ended June 30, 1999, the Company incurred $2.8 million of capital expenditures, for a year to date total of $4.5 million compared to $31.0 million expended in the six month period of 1998. The $26.5 million decrease was the result of the completion of the Cedar Hills drilling program in the second quarter of 1998. The Company expects to fund the 1999 capital budget through cash flow from operations.

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

  The Company's computer consultant has reviewed the Company's mainframe hardware and operating software and updates to both have been performed at a cost of approximately $35,000. Management believes the mainframe computer system will be year 2000 compatible. The financial software package utilized on the mainframe computer has already been tested and updated by the software vendor. The Company has completed additional testing and believes the software to be compatible with the year 2000. Assessment of other less critical software systems and various types of computer equipment is continuing, however the Company believes that the potential impact, if any, of these systems not being year 2000 compliant may, at most, require employees to manually complete otherwise automated tasks or calculations.

  The telephone system billing software utilized in tracking telephone usage was updated July 28, 1999 to make it year 2000 compatible at a cost of approximately $14,000. The Company believes that the radios being used for communications with field operations will not be impacted. The Company also relies on various public telephone companies to supply normal voice and electronic data service and service to operating locations which utilize process control alarms. These alarms notify Company personnel if there are operations abnormalities that need to be checked and, if necessary, corrected. If the telephone service were disrupted, the operations would need to be more closely monitored by Company personnel, but because the operations are not actually controlled through the phone systems, there should be no interruption in operations. Surveys will be made of all telephone companies to determine their system readiness and contingency plans will be developed for those areas where service that is year 2000 compliant has not been verified.

  The gas measurement systems and gas processing facilities operated by the Company use various Program Logic Controllers (PLC's) and alarm mechanisms. The Company has been verbally notified that the measurement systems that it currently uses are year 2000 compatible and Company tests have been done to verify that information.

  There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The Company will evaluate its relationships with third parties to determine any critical services, suppliers, or customers. The third parties will include financial services, utility services, oil and gas purchasers and parts and supply vendors. Once critical relationships have been identified the third parties will be surveyed and their preparedness for year 2000 evaluated. If the Company believes that the third parties have not minimized risk satisfactorily it will evaluate alternatives to the current relationships. The survey and evaluation of preparedness has been delayed from the original June 30, 1999 target date, but should be completed during the third quarter of 1999.

  The Company believes that there is minimal risk associated with internal operating systems in relation to year 2000 compatibility. Plans are already in place to address other known areas of incompatibility at costs estimated to be less than $50,000.
Because of the immaterial nature of the expenditures on an individual basis, the Company plans to finance all costs through normal operating funds.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK.

  The Company is exposed to market risk in the normal course of its business operations. Management believes that the Company is well positioned with its mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. During 1998, the Company had no oil or gas hedging transactions for its production, however, the company did begin marketing crude oil. Most of the Company's purchases are made at either a NYMEX based price or a fixed price. As of June 30, 1999, for the periods July, 1999 through July, 2000 the Company has fixed price purchase and sales contracts in place that will result in a net gain to the Company of $2.8 million. There are no net long or short fixed price positions at June 30, 1999.

PART II.    Other Information

ITEM 1. LEGAL PROCEEDINGS

  From time to time, the Company is party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. Except as discussed below, the Company is not involved in any legal proceedings nor is it party to any pending or threatened claims that could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

  On May 15, 1998, the Company and an unrelated third party entered into a definitive agreement to exchange undivided interests in approximately 65,000 gross (59,000 net) leasehold acres in the northern half of the Cedar Hills Field. On August 19, 1998, the Company instituted a declaratory judgment action against the unrelated third party in the Oklahoma District Court. The Company seeks a declaratory judgment determining that it is excused from further performance under its exchange agreement with the third party. The third party has denied the Company's allegations and seeks specific performance by the Company, plus monetary damages of an unspecified amount. The Cedar Hills unitization process is expected to continue. On March 31, 1999, the North Dakota Industrial Commission held a hearing to discuss the status of the unitization process. As a result of this hearing, effective August 1, 1999 the NDIC will require the Company to curtail production on less than ten wells. This will result in an estimated reduction of less than 100 barrels a day of crude oil production of the estimated production by the Company in the field of 5,500 barrels a day.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
No.        Description
-------    -----------

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

4.2   Form of Revolving Note under the Credit Agreement(1) [4.2]

4.3   Indenture dated as of July 24, 1998 between Continental
      Resources, Inc., as Issuer, the Subsidiary Guarantors named therein and the United States Trust Company of New York, as
      Trustee(1) [4.3]

4.4   Exchange and Registration Rights Agreement dated July 24,
      1998 between Continental Resources, Inc., the Subsidiary
      Guarantors named therein and Chase Securities, Inc.(1) [4.4]

10.1 Purchase and Sale Agreement dated March 28, 1998 by and between Bass Enterprises Production Co., et al. as Sellers and Continental Resources, Inc. as Buyer(1) [10.1]

10.2 Worland Area Purchase and Sale Agreement, as amended, dated June 25, 1998 by and between Continental Resources, Inc. as Seller and Harold G. Hamm, Trustee of the Harold G. Hamm Revocable Intervivos Trust dated April 23, 1984 as Buyer.(1) [10.2]

10.3 Illinois Purchase and Sale Agreement dated October 7, 1998 by and between Continental Resources, Inc. as Seller and Farrar Oil Company as Buyer(2) [10.3]

21.0  Subsidiaries (2) [21.0]

27*   Financial Data Schedule
________________

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

(b)  Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the three months ended June 30, 1999.

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

                                           CONTINENTAL RESOURCES, INC.

                                               ROGER V. CLEMENT
                                               Roger V. Clement
                                             Senior Vice President
                                           (Chief Financial Officer)

Date:  August 12, 1999

                                  EXHIBIT INDEX

Exhibit
No.       Description                        Method of Filing
---       -----------                        ----------------

3.1   Amended and Restated Certificate of   Incorporated herein by reference
      Incorporation of Continental
      Resources, Inc.

3.2   Amended and Restated Bylaws of        Incorporated herein by reference
      Continental Resources, Inc.

3.3   Certificate of Incorporation of       Incorporated herein by reference
      Continental Gas, Inc.

3.4   Bylaws of Continental Gas, Inc.,      Incorporated herein by reference
      as amended and restated

3.5   Certificate of Incorporation of       Incorporated herein by reference
      Continental Crude Co.

3.6   Bylaws of Continental Crude Co.       Incorporated herein by reference

4.1   Restated Credit Agreement dated May   Incorporated herein by reference
      12, 1998 among Continental Resources,
      Inc. and Continental Gas, Inc., as
      Borrowers and Bank One, Oklahoma,
      N.A. and the Institutions named
      therein as Banks and Bank One,
      Oklahoma, N.A. as Agent (the
      "Credit Agreement")

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

10.1  Purchase and Sale Agreement dated     Incorporated herein by reference
      March 28, 1998 by and between Bass
      Enterprises Production Co., et al.
      as Sellers and Continental
      Resources, Inc. as Buyer

10.2  Worland Area Purchase and Sale        Incorporated herein by reference
      Agreement, as amended, dated
      June 25, 1998 by and between
      Continental Resources, Inc. as
      Seller and Harold G. Hamm, Trustee
      of the Harold G. Hamm Revocable
      Intervivos Trust dated April 23,
      1984 as Buyer

10.3 Illinois Purchase and Sale Agreement Incorporated herein by reference dated October 7, 1998 by and between Continental Resources,
      Inc. as Seller and Farrar Oil
      Company as Buyer

21.0  Subsidiaries                          Incorporated herein by reference

27    Financial Data Schedule               Filed herewith electronically