Form 10-Q
period 1999-09-30
CONTINENTAL RESOURCES INC
filed 1999-11-12
CIK 732834

United States
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999

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


       Class                            Outstanding as of November 12, 1999
Common Stock, $1.00 par value                         49,041

                            TABLE OF CONTENTS


PART I.    Financial Information

ITEM 1. FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . .-3-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .-8-

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.. . -13-

PART II.   Other Information

ITEM 1. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . -13-

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . -14-

                PART I.    Financial Information

ITEM 1. FINANCIAL STATEMENTS

         CONTINENTAL RESOURCES, INC.  AND SUBSIDIARIES
                  CONSOLIDATED BALANCE  SHEETS
         (dollars in thousands, except per share data)
                             ASSETS
                                                           (Unaudited)
                                            December 31,  September 30,
                                               1998           1999
                                            ----------    -----------
CURRENT  ASSETS:
  Cash                                      $   15,817    $    8,578
  Accounts receivable-
     Oil and gas sales                           7,255         9,845
     Joint interest and other, net               7,733         4,794
  Inventories                                    4,627         4,824
  Prepaid expenses                                 168         2,504
  Advances to affiliates                             1             1
                                            ----------    ----------
         Total current assets                   35,601        30,546
                                            ----------    ----------

PROPERTY AND EQUIPMENT:
  Oil and gas properties
     Producing properties                      241,358       248,042
     Nonproducing leaseholds                    47,583        44,194
  Gas gathering and processing facilities       24,709        26,041
  Service properties, equipment and other       15,989        16,103
                                            ----------    ----------
         Total property and equipment          329,639       334,380
         Less--Accumulated depreciation,
           depletion and amortization         (121,061)     (133,680)
                                            ----------    ----------
         Net property and equipment            208,578       200,700

OTHER ASSETS:
  Debt issuance costs                            9,023         8,154
  Other assets                                     537           280
                                            ----------    ----------
         Total other assets                      9,560         8,434
                                            ----------    ----------
         Total assets                       $  253,739    $  239,680
                                            ----------    ----------

             LIABILITIES   AND  STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:
  Accounts payable                          $   10,532    $    6,711
  Current portion of long-term debt                337           326
  Revenues and royalties payable                 5,855         6,193
  Accrued liabilities and other                  9,224         5,738
  Short-term debt - stockholder                 10,000             -
                                            ----------    ----------
         Total current liabilities              35,948        18,968
                                            ----------    ----------
LONG-TERM DEBT, net of current portion         157,302       156,948

OTHER NONCURRENT LIABILITIES                       205           166

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value, 75,000 shares
  authorized, 49,041 shares issued and
  outstanding                                       49            49
  Additional paid-in-capital                     2,721         2,721
  Retained earnings                             57,514        60,828
                                            ----------    ----------
         Total stockholders' equity             60,284        63,598
                                            ----------    ----------
         Total liabilities and stockholders'
           equity                           $  253,739    $  239,680
                                            ==========    ==========

The accompanying notes are an integral part of these consolidated balance sheets.

           CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES

         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         (dollars in thousands, except per share data)
                                       Three Months Ended September 30,
                                       --------------------------------
                                             1998           1999
                                             ----           ----
REVENUES:
  Oil and gas sales                      $   14,316     $   18,744
   Crude oil marketing                      123,586         49,158
   Gathering, marketing and processing        3,808          5,164
   Oil and gas service operations             1,928          1,698
                                         ----------     ----------
      Total revenues                        143,638         74,764
                                         ----------     ----------

OPERATING COSTS AND EXPENSES:
  Production expenses                         6,486          4,090
  Production taxes                              925          1,344
  Exploration expenses                        1,499          1,852
  Crude oil marketing purchases and
   expenses                                 119,859         48,133
  Gathering, marketing and processing         3,702          4,270
  Oil and gas service operations                614            979
  Depreciation, depletion and amortization   10,817          4,105
  General and administrative                  2,423          1,842
                                         ----------     ----------

     Total operating costs and expenses     146,325         66,615
                                         ----------     ----------

OPERATING INCOME                             (2,687)         8,149
                                         ----------     ----------

OTHER INCOME AND EXPENSES
  Interest income                               155            109
  Interest expense                           (3,117)        (4,032)
  Other income (expense), net                   443             78
                                         ----------     ----------
     Total other income and (expenses)      ( 2,519)        (3,845)
                                         ----------     ----------

NET INCOME (LOSS)                       ($    5,206)    $    4,304
                                         ==========     ==========

EARNINGS (LOSS) PER COMMON SHARE        ($   106.15)    $    87.76
                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

           CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES

         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

         (dollars in thousands, except per share data)
                                        Nine Months Ended September 30,
                                        -------------------------------
                                               1998           1999
                                               ----           ----
REVENUES:
  Oil and gas sales                         $   45,606     $   44,492
                                            ----------     ----------
  Crude oil marketing                          123,587        173,491
  Gathering, marketing and processing           13,612         12,358
  Oil and gas service operations                 4,991          4,792
                                            ----------     ----------
     Total revenues                            187,796        235,133
                                            ----------     ----------

OPERATING COSTS AND EXPENSES:
  Production expenses                           13,748         10,395
  Production taxes                               2,737          2,965
  Exploration expenses                           4,149          5,139
  Crude oil marketing purchases and expenses   119,859        167,157
  Gathering, marketing and processing           12,111         10,126
  Oil and gas service operations                 2,439          2,358
  Depreciation, depletion and amortization      27,300         13,789
  General and administrative                     7,338          6,015
                                            ----------     ----------
     Total operating costs and expenses        189,681        217,944
                                            ----------     ----------
OPERATING INCOME                                (1,885)        17,189
                                            ----------     ----------

OTHER INCOME AND EXPENSES
  Interest income                                  935            296
  Interest expense                              (8,291)       (12,236)
  Other income (expense), net                      536            113
                                            ----------     ----------

     Total other income and (expenses)         ( 6,820)      ( 11,827)
                                            ----------     ----------

INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE     ( 8,705)         5,362
                                            ----------     ----------

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                            -         (2,048)
                                            ----------     ----------
NET INCOME (LOSS)                           ($   8,705)    $    3,314
                                            ==========     ==========
EARNINGS (LOSS) PER COMMON SHARE BEFORE
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                      ($  177.51)    $   109.35
                                            ==========     ==========

EARNINGS (LOSS) PER COMMON SHARE AFTER
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                      ($  177.51)    $    67.58
                                            ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

           CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES

         UNAUDITED CONSOLIDATED  STATEMENTS OF CASH FLOWS

                     (dollars in thousands)
                                        Nine Months Ended September 30,
                                        -------------------------------
                                               1998            1999
                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                          ($    8,705)    $    3,314
                                            ----------     ----------
Adjustments to reconcile to net
  cash provided by operating activities--
  Depreciation, depletion and amortization      27,300         13,789
  Gain on sale of assets                           (56)            (9)
  Dry hole cost and impairment of
   undeveloped leases                            1,262          4,003
  Other noncurrent assets                          (22)           257
  Other Noncurrent Liabilities                       -            (38)
Changes in current assets and liabilities--
  Decrease in accounts receivable               10,445            349
  Increase in inventories                       (2,046)          (197)
  (Increase)/decrease in prepaid  expenses         172         (2,336)
  Decrease in accounts payable                  (9,791)        (3,821)
  Increase/(Decrease) in revenues and
   royalties payable                            (3,701)           338
  Decrease in accrued liabilities and other      1,289         (3,486)
                                            ----------     ----------
     Net cash provided by operating activities  16,147         12,163
                                            ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development                  (34,688)        (6,248)
  Gas gathering and processing facilities and
   service properties, equipment and other      (4,136)        (1,487)
  Purchase of producing properties             (85,100)        (1,329)
  Proceeds from sale of assets                  42,972             26
  Advances from affiliates                          59              -
                                            ----------     ----------

     Net cash used in investing activities     (80,893)        (9,038)
                                            ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit and other       265,515          4,600
  Repayment of line of credit and other       (188,427)        (4,964)
  Debt issuance costs                           (9,455)             -
  Repayment of short-term note due to
   stockholder                                       -        (10,000)
                                            ----------     ----------

     Net cash provided by (used in) financing
      activities                                67,633        (10,364)
                                            ----------     ----------

NET INCREASE(DECREASE) IN CASH                   2,887         (7,239)

CASH, beginning of period                        1,301         15,817
                                            ----------     ----------
CASH, end of period                         $    4,188     $    8,578
                                            ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                                  -              -
  Interest paid                             $    8,291     $   16,399

NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Advance to affiliate made with sale of
   50% interest in producing properties     $   19,581              -
  Satisfaction of note payable to
   principal stockholder through sale of
   50% interest in producing properties     $   22,969              -

The accompanying notes are an integral part of these consolidated financial statements.

          CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  CONTINENTAL RESOURCES, INC.'S FINANCIAL STATEMENTS

  In the opinion of Continental Resources, Inc. ("CRI" or the "Company") the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1999,the results of operations for the three months and nine months ended September 30, 1998 and 1999 and cash flows for the nine months ended September 30, 1998 and 1999. The unaudited consolidated financial statements for the interim periods presented do not contain all information required by generally accepted accounting principles. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 1998.


2.  LONG-TERM DEBT:

  Long-term debt as of December 31, 1998 and September 30, 1999 consists of the following:

                                      December 31, 1998 September 30, 1999
                                      ----------------- ------------------
                                             (dollars in thousands)
Senior Subordinated Notes                 $  150,000     $  150,000
Credit Facility                                4,000          4,000
Notes payable to General Electric
 Capital Corporation                           3,582          3,247
Capital lease agreements                          57             27
                                          ----------     ----------
     Outstanding debt                        157,639        157,274
Less current portion                             337            326
                                          ----------     ----------
     Total long-term debt                 $  157,302     $  156,948
                                          ==========     ==========

  In February 1999, the Company borrowed $4.6 million against its revolving credit facility. Subsequent to September 30, 1999 the Company has made payments of $4.0 million to reduce the borrowings against its Credit Facility to $0. The current borrowing base of the Credit Facility is $25 million until May 1, 2000 when the next redetermination is expected to take place.

3. CRUDE OIL MARKETING:

  On July 1, 1998, the Company began entering into third party contracts to purchase and resell crude oil at prices based on current month NYMEX prices, current posting prices or at a stated contract price. Purchases and sales are recorded at the stated contract price. During the quarter ended September 30, 1999, the Company had revenues of $49.2 million on purchases of $48.1 million, while incurring expenses of $0.1million, resulting in a margin from crude oil marketing activities during the quarter of $1.0 million. Year to date the Company has had revenues of $173.5 million on purchases of $166.4 million, while incurring expenses of $0.8 million, resulting in a year to date margin from crude oil marketing activities of $6.3 million.

  In December 1998, the Emerging Issues Task Force ("EITF") released their consensus on EITF 98-10 "Accounting for Energy Trading and Risk Management Activities." This statement requires that contracts for the purchase and sale of energy commodities which are entered into for the purpose of speculating on market movements or otherwise generating gains from market price differences to be recorded at their market value, as of the balance sheet date, with any corresponding gains or losses recorded as income from operations. The Company adopted EITF 98-10 effective January 1, 1999. As a result, the Company recorded an expense for the cumulative effect of change in accounting principle of $2.0. At September 30, 1999, the market value of the Company's open energy trading contracts resulted in an unrealized gain of $2.4 million which is recorded in crude oil marketing revenues in the accompanying consolidated statement of operations and prepaid expenses in the accompanying consolidated balance sheet.

  During the third quarter of 1999, the Company entered into forward fixed price sales contracts in accordance with its hedging policy, to mitigate its exposure to the price volatility associated with its crude oil production. The monthly contracts range from 90,000 to 100,000 barrels per month and extend through February 2000. The Company accounts for changes in the market value of its hedging instruments as deferred gains or losses until the production month of the hedged transaction, at which time the realized gain or loss is recognized in the results of operations. At September 30, 1999, the Company had open contracts totaling approximately 480,000 barrels with unrealized deferred losses of approximately $1.9 million.

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

5.  GUARANTOR SUBSIDIARIES

  The Company's wholly owned subsidiaries, Continental Gas, Inc.
(CGI) and Continental Crude Co. (CCC), have guaranteed the Senior Subordinated Notes and the Credit Facility. The following is a summary of the financial information of Continental Gas, Inc. as of December 31, 1998 and September 30, 1999 and for the three month and nine month periods ended September 30, 1998 and 1999.

AS OF:

                            (dollars in thousands)
                                         December 31, 1998 September 30, 1999
                                         ----------------- ------------------
     Current assets                          $    2,493     $    1,708
     Noncurrent assets                           22,263         21,961
                                             ----------     ----------
     Total assets                            $   24,756     $   23,669
                                             ==========     ==========

     Current liabilities                     $   13,503     $   12,502
     Noncurrent liabilities                         616            -0-
     Stockholder's equity                        10,637         11,167
                                             ----------     ----------
     Total liabilities and stockholder's
      equity                                 $   24,756     $   23,669
                                             ==========     ==========

   FOR THE THREE MONTH AND NINE MONTH PERIOD ENDED SEPTEMBER 30,
                     (dollars in thousands)
                                      1998                1999
                                      ----                ----
                                3 month   9 month   3 month   9 month
                                -------   -------   -------   -------
Total revenues                 $  4,422  $ 16,106  $  6,225  $ 14,976
Operating costs and expenses      5,101    16,602     6,021    14,998
                               --------  --------  --------  --------
  Operating income (loss)          (679)     (496)      204       (22)
Other expenses                     (179)     (446)     (179)     (564)
                               --------  --------  --------  --------
Net loss                       $   (858) $   (942) $     25  $   (586)
                               ========  ========  ========  ========

  At September 30, 1999, current liabilities payable to the Company by CGI totaled approximately $9.5 million. For the three months ended September 30, 1998 and 1999, depreciation, depletion and amortization included in CGI's operating costs totaled approximately $0.6 million and $0.5 million, respectively. For the nine month periods ended September 30, 1998 and 1999 depreciation, depletion and amortization included in operating costs totaled $1.5 million and $1.6 million, respectively. A corresponding entry was made on the parents books. This entry was made to transfer prior year deferred tax liabilities and other noncurrent liabilities to the parent company. During the third quarter of 1999 approximately $1.1 million of current and noncurrent liabilities were transferred to CRI and reflected as additional stockholder's equity of CGI.

  Since its incorporation, CCC has had no operations, has acquired no assets and has incurred no liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS AND NINE  MONTHS ENDED SEPTEMBER 30, 1999 COMPARED
TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998

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

RESULTS OF OPERATIONS

REVENUES

   GENERAL

  Revenues, excluding crude oil marketing, increased $5.6 million, or 28%, to $25.6 million during the three months ended September 30, 1999 from $20.0 million during the comparable period in 1998. The increase is attributable to higher oil prices and higher gas prices which more than offset lower oil and gas production. During the third quarter of 1998, the Company began marketing crude oil that had been purchased from third parties.
This activity generated $49.2 million in revenue to the Company for the three month period ending September 30, 1999 compared to $123.6 for the three month period ending September 30, 1998. The third quarter of 1998 was the first quarter the Company engaged in crude oil marketing. This activity generated $173.5 million in revenue for the nine month period ended September 30, 1999 compared to $123.6 for the nine month period ended September 30, 1998. The company has scaled back on it's crude oil marketing since the third and fourth quarters of 1998.

OIL AND GAS

  Oil and gas sales revenue for the three months ended September 30, 1999 increased $4.4 million, or 31%, to $18.7 million from $14.3 million during the comparable period in 1998. Oil production decreased by 210 MBbls to 803 MBbls, or 21%, for the three months ended September 30, 1999 from 1,013 MBbls for the comparable period in 1998. The production decrease was mainly due to the natural production declines for new wells. Oil prices increased to an average of $19.73/Bbl, or 75%, during the three months ended September 30, 1999 from $11.29/Bbl, for the comparable 1998 period. Gas sales decreased $26 thousand for the three month period in 1999 compared to 1998. Gas production for the period decreased 177 Mmcf, or 10%, to 1, 678 Mmcf from 1,855 Mmcf in 1998. The decrease in production for the period was partially offset by a 10% increase in realized gas sales prices to $1.72/Mcf in 1999 from $1.57/Mcf in 1998.

  The year to date oil and gas sales revenue for the period ended September 30, 1999 decreased $1.1 million, or 2%, to $44.5 from $45.6 million during the comparable period in 1998. Oil revenues for the period decreased $0.8 million. Gas revenues for the nine month period ended September 30, 1999 also decreased by $0.3 million, or 4% to $7.8 million from $8.1million in the comparable period in 1998. The average realized price on gas sales decreased to $1.56 per mcf in 1999 from $1.70 per mcf in 1998.

  CRUDE OIL MARKETING

  The Company began marketing crude oil purchased from third parties in July 1998. During the three month period ended September 30, 1999, the Company recognized revenues on crude oil purchased for resale of $49.2 million compared to $123.6 for the three month period ended September 30, 1998. For the year to date period ended September 30, 1999 the Company has recognized $173.5 million in revenue from these sales compared to $123.6 for the nine month period ended September 30, 1998. The Company has scaled back on it's crude oil marketing since the third and fourth quarters of 1998.

  GATHERING, MARKETING AND PROCESSING

  Gathering, marketing and processing revenue in the third quarter of 1999 was $5.2 million, an increase of $1.4 million, or 36%, from $3.8 million in the same period in 1998. This increase in revenue during the third quarter was attributable to higher natural gas and liquids prices in the 1999 period.

  Gathering, marketing and processing revenue for the nine months ended September 30, 1999 were $12.4 million, a $1.2 million, or 9% decrease, from $13.6 million in the comparable 1998 period. The decrease for the nine month period was partially due to the elimination of purchases and resales of third party gas for marketing purposes and a refocus on purchases to supply the Company's gas plants during the first three months of the period.

  OIL AND GAS SERVICE OPERATIONS

  There was no material change in the Company's revenues from Oil and Gas Service Operations between the quarter or year to date periods ended September 30, 1999 and September 30, 1998.

COSTS AND EXPENSES

  PRODUCTION EXPENSES

  Production expenses decreased by $2.4 million, or 37%, to $4.1 million during the three months ended September 30, 1999 from
$6.5 million during the comparable period in 1998.   This
decrease is due to lower production volumes and greater operating efficiencies.

  Production expenses decreased by $3.3 million, or 24%, to $10.4 million for the year to date period ended September 30, 1999 from $13.7 million during the comparable period in 1998. The decrease was seen in all areas of direct costs associated with Company operations including a reduction in labor costs.

  PRODUCTION TAXES

  Production taxes increased by $0.4 million , or 45%, to $1.3 million during the three months ended September 30, 1999 from $0.9 million during the comparable period in 1998 due to higher oil and gas prices and higher tax rates on wells in North Dakota that have reached the expiration date of tax relief given on newly drilled wells.

  Production taxes for the nine month period ended September 30, 1999 have increased by $0.3 million, or 8%, to $3.0 million in 1999 compared to $2.7 million in the comparable period of 1998. The expiration of lower tax rates on 45 newly drilled wells in North Dakota since April 1, 1998 has increased the tax rate to be applied to the sales prices on these wells, resulting in a higher tax rate on these wells. The Company expects the expiration of the remaining tax exemptions on newly drilled wells to have minimal impact on the companies overall production tax rate. As oil prices continue to rise, so will production taxes.

  EXPLORATION EXPENSES

  For the three month period ended September 30, 1999, exploration expenses increased $0.4 million, or 24%, to $1.9 million from $1.5 million during the comparable period of 1998. The increase was due to a $.4 million increase in expired lease costs to $1.1 million in the three month period in 1999 from $0.7 million for the comparable period in 1998.

  The year to date exploration expense as of September 30, 1999 increased $1.0 million, or 24%, to $5.1 million from $4.1 million incurred in the comparable period in 1998. The increase was due to a $3.2 million increase in expired lease costs to $4.0 million in the nine month period in 1999 from $0.8 million in the nine month period in 1998. The increase in expired lease costs was partially offset by a decrease in intangible drilling expense and development costs related to repair work overs of $1.2 million to $1.0 million in 1999 from $2.2 million in the comparable period of 1998. Other exploration costs were reduced by an additional $1.0 million.

CRUDE OIL MARKETING

  The Company began marketing crude oil purchased from third parties in July 1998. For the three months ended September 30, 1999, the Company recognized expense for the purchases of crude oil purchased for resale of $48.0 million, and marketing expenses of $0.1 million compared to crude oil purchased for resale of $119.7 million, and marketing expenses of $0.2 for the three months ended September 30, 1998.

  Year to date 1999 the Company has recognized expense of $166.4 million and $0.8 million respectively for the purchase of crude oil and for marketing expenses compared to expense of $119.7 million and $0.2 million respectively for the purchase of crude oil and for marketing expense for the nine month period ended September 30, 1998. The Company has scaled back on it's crude oil marketing since the third and fourth quarters of 1998.

  GATHERING, MARKETING, AND PROCESSING

  During the three months ended September 30, 1999, the Company incurred gathering, marketing and processing expenses of $4.3 million, representing a $0.6 million, or 15% increase from the $3.7 million incurred in the third quarter of 1998 due to higher natural gas and liquids prices.

  Gathering, marketing and processing expenses for the nine months ended September 30, 1999 were $10.1 million, a $2.0 million, or 16% decrease, from $12.1 million in the comparable 1998 period. The decrease for the nine month period was partially due to the elimination of purchases for resale of third party gas for marketing purposes and a refocus on purchases to supply the Company's gas plants during the first three months of the period.

  OIL AND GAS SERVICE OPERATIONS

  During the three months ended September 30, 1999, the Company incurred oil and gas service operations expense of $1.0 million, a $0.4 million, or 59% increase over the $0.6 million for the comparable period in 1998. This increase was due to increased maintenance and work over expense on salt water disposal wells.

  Oil and gas service operations expenses decreased by $0.1 million, or 3% to $2.3 million for the nine months ended
September 30, 1999 compared to $2.4 million for the same period in 1998.

  DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

  For the three months ended September 30,1999, DD&A expense decreased $6.7 million, or 62%, to $4.1 million in 1999 from $10.8 million for the comparable period in 1998. The DD&A expense for oil and gas producing properties in the 1998 period reflected a Unit of Production depreciation rate based on reserves calculated at the lower June 30, 1998 prices. Due to the lower reserves, higher production rates, and higher net investment in oil and gas producing properties in 1998 compared to 1999, the per barrel of oil equivalent (BOE) DD&A rate for 1998 was $8.18 compared to $3.05 for 1999.

  For the nine months ended September 30, 1999, DD&A expense decreased $14.3 million, or 52% to $13 million from $27.3 for the comparable period in 1998. The DD&A expense for oil and gas producing properties in the 1998 period reflected a Unit of Production depreciation rate based on reserves calculated at the lower June 30, 1998 prices. Due to the lower reserves, higher production rates, and higher net investment in oil and gas producing properties in 1998 compared to 1999, the per BOE DD&A rate for 1998 was $7.20 compared to $3.94 for 1999. The 1998 DD&A includes a write down under FASB 121 of $1.3 million.

GENERAL AND ADMINISTRATIVE ("G&A")

  For the three months ended September 30, 1999 G&A expense was $1.8 million, net of overhead reimbursement of $0.8 million, for a period total of $1.0 million or a decrease of $0.3 million or 23%, from G&A expense of $2.4 million net of overhead reimbursement of $1.1 million for a net of $1.3 million during the comparable period in 1998. This decrease was primarily due to decreased office expenses and reduced employment expense. G&A expenses per BOE for the third quarter of 1999 was $.97 compared to $1.00 for the third quarter of 1998.

  For the nine month period ended September 30, 1999 G&A expense was $6.0 million, net of overhead reimbursement of $2.2 million, for a period total of $3.8 million or a decrease of $1.4 million, or 27%, from G&A expense of $7.3 million net of overhead reimbursement of $2.1 million for a total of $5.2 million during
the comparable period in 1998.   The 1999 year to date G&A rate
per BOE sold is $1.14 compared to a 1998 rate of $1.38. Included in the 1999 year to date rate is $.31/BOE of overhead associated with Oil Marketing, Oil and Gas Service Operations, and Gas Gathering, Processing and Marketing activities, which was approximately the same as the amount included in the 1998 year to date G&A.

INTEREST EXPENSE

  Interest expense for the three months ended September 30, 1999 was $4.0 million, an increase of $0.9 million, or 29%, from $3.1
million in the comparable 1998 period.   The increase in the 1999
interest expense is attributable primarily to higher levels of indebtedness outstanding through the period in 1999. The interest rate on most of the debt during the 1999 period is at 10.25% compared to the lower Credit Facility rate of approximately 8.5% incurred for the first month of the third quarter 1998 period.

  Interest expense for the year to date period ended September 30, 1999 was $12.2 million, an increase of $3.9 million, or 48%, from $8.3 million in the comparable 1998 period. The increase in the 1999 interest expense is attributable primarily to higher levels of indebtedness outstanding through the period in 1999. The interest rate on most of the debt during the 1999 period is at 10.25% compared to the lower credit Facility rate incurred for the first seven months of the 1998 period.

OTHER INCOME

  Other income for the three months and year to date periods ended September 30, 1999 and 1998 remained insignificant.

NET INCOME

  For the three months ended September 30, 1999 net income was $4.3 million, an increase in net income of $9.5 million from the loss of $5.2 million for the comparable period in 1998. This increase in net income is due primarily to higher oil and gas prices, improved margin on oil marketing activities and reduced operating expenses discussed previously. Also, a reduction in DD&A expense due to higher reserves and due to the fact that the 1998 DD&A includes a write down under FASB 121 of $1.3 million.

  For the nine months ended September 30, 1999 net income was $3.3 million, an increase in net income of $12 million from the loss of $8.7 million for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOW FROM OPERATIONS

  Net cash provided by operating activities for the nine months ended September 30, 1999 was $12.2 million, a decrease of $3.9 million, or 24%, from $16.1 million provided by operating activities during the comparable 1998 period. Cash as of September 30, 1999 was $8.6 million, a decrease of $7.2 million or 46% of the balance of $15.8 million held at December 31, 1998. Of the $8.6 million balance at September 30, 1999, $2.5 million has been set aside, and will be used by the Company to make its February 1, 2000 interest payment on its 10.25% Senior Subordinated Notes.

  DEBT

  The Company borrowed $10.0 million from their majority stockholder in December, 1998. The note was repaid in January, 1999.

  Long-term debt at December 31, 1998 and September 30, 1999 was $157.3 million and $156.9 million, respectively. Subsequent to September 30, 1999 the Company made payments of $4.0 million to pay off all outstanding borrowings against its Bank Line of Credit.

  CREDIT FACILITY

  Long-term debt outstanding under the line of credit at December 31, 1998 and September 30, 1999 included $4.0 million and $4.0 million, respectively, of revolving credit debt under the Credit Facility. The effective rate of interest under the line of credit agreement was 7.75% at December 31, 1998 and 8.00% at September 30, 1999. The Credit Facility, which matures May 14, 2001, charges interest based on the prime rate of Bank One Oklahoma, N.A., or the London Interbank Offered Rate for 1, 2, 3 or 6-month offshore deposits as offered by Bank One to major banks in the London Interbank Market, rounded upwards, if necessary, to the nearest 1/16%, and adjusted for maximum cost of reserves, if any. The borrowing base of the Credit Facility is $25 million until November 1, 1999 when the next redetermination is expected to take place. Management does not expect a change in it's Credit Facility borrowing base.

CAPITAL EXPENDITURES

  The Company's 1999 capital expenditures budget is $16.3 million, exclusive of acquisitions. During the three months ended September 30, 1999, the Company incurred $2.8 million of capital expenditures, for a year to date total of $7.7 million, exclusive of acquisitions, compared to $38.8 million, exclusive of acquisitions, in the nine month period of 1998. The $31.1 million decrease was the result of the completion of the Cedar Hills drilling program in the second quarter of 1998. The Company expects to fund the remainder of it's 1999 capital budget through cash flow from operations.

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

  The Company's computer consultant has reviewed the Company's mainframe hardware, and operating software and updates to both have been performed at a cost of approximately $35,000. The financial software package utilized on the mainframe computer has been tested and updated by the software vendor. The Company has completed additional testing and believes the mainframe hardware and operating software to be compatible with the year 2000. Assessment of other less critical software systems and various types of computer equipment is continuing, however the Company believes that the potential impact, if any, of these systems not being year 2000 compliant may, at most, require employees to manually complete otherwise automated tasks or calculations.

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

  There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The Company will evaluate its relationships with third parties to determine any critical services, suppliers, or customers. The third parties will include financial services, utility services, oil and gas purchasers and parts and supply vendors. Once critical relationships have been identified the third parties will be surveyed and their preparedness for year 2000 evaluated. If the Company believes that the third parties have not minimized risk satisfactorily it will evaluate alternatives to the current relationships. The survey and evaluation of preparedness has been delayed from the original September 30, 1999 target date, but will be completed during the fourth quarter of 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company is exposed to market risk in the normal course of its business operations. Management believes that the Company is well positioned with its mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. During 1998, the Company had no oil or gas hedging transactions for its production, however, the company did begin marketing crude oil. Most of the Company's purchases are made at either a NYMEX based price or a fixed
price.  As of   September 30, 1999, for the periods July, 1999
through July, 2000 the Company has fixed price purchase and sales contracts in place that will result in a net gain to the Company of $2.4 million. There are no net long or short fixed price positions at September 30, 1999.

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

  On May 15, 1998, the Company and an unrelated third party entered into a definitive agreement to exchange undivided interests in approximately 65,000 gross (59,000 net) leasehold acres in the northern half of the Cedar Hills Field. On August
19, 1998, the Company instituted a declaratory judgment action against the unrelated third party in the Garfield County, Oklahoma District Court. The Company seeks a declaratory judgment determining that it is excused from further performance under its exchange agreement with the third party. The third party has denied the Company's allegations and seeks specific performance by the Company, plus monetary damages of an unspecified amount. The
Cedar Hills unitization process is expected to continue. On March 31, 1999, the North Dakota Industrial Commission held a hearing to discuss the status of the unitization process. As a result of this hearing, effective August 1, 1999 the NDIC will require the Company to curtail production on less than ten wells. This will result in an estimated reduction of less than 100 barrels a day of crude oil production of the estimated production by the Company in the field of 5,500 barrels a day.

  Trial was held October 18, 1999 and testimony concluded October 29, 1999 in Garfield County, Oklahoma District Court. Trial briefs, closing arguments and findings of fact and conclusions of law are due November 12, 1999 and a decision will be rendered subsequent thereto.

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

27*   Financial Data Schedule
_______________

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

(b): Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the three months ended September 30, 1999.

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

                                           CONTINENTAL  RESOURCES, INC.

                                                 ROGER V. CLEMENT
                                                 Roger V. Clement
                                             Senior Vice President
                                           (Chief Financial Officer)

Date: November 12, 1999

                                EXHIBIT INDEX
Exhibit
No.      Description                           Method of Filing
-------  -----------                           ----------------
3.1      Amended and Restated Certificate of   Incorporated herein by reference
         Incorporation of Continental Resources,
         Inc.

3.2      Amended and Restate Bylaws of         Incorporated herein by reference
         Continental Resources, Inc.

3.3      Certificate of Incorporation of       Incorporated herein by reference
         Continental Gas, Inc.

3.4      Bylaws of Continental Gas, Inc., as   Incorporated herein by reference
         amended and restated

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

4.2      Form of Revolving Note under the      Incorporated herein by reference
         Credit Agreement

4.3      Indenture dated as of July 24, 1998   Incorporated herein by reference
         between Continental Resources, Inc.,
         as Issuer, the Subsidiary Guarantors
         named therein and the United States
         Trust Company of New York, as Trustee

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