Form 10-K
period 1999-12-31
CONTINENTAL RESOURCES INC
filed 2000-03-28
CIK 732834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended December 31, 1999

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

As of March 28, 2000, there were 49,041 shares of the registrant's common stock, par value $1.00 per share, outstanding. The common stock is privately held by affiliates of the registrant.
Documents incorporated by reference: None

                          CONTINENTAL RESOURCES, INC.

                          Annual Report on Form 10 - K
                      for the Year Ended December 31, 1999

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

                                       PART IV
          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                    REPORTS ON FORM 8-K

                                         PART  I

ITEM 1. BUSINESS

OVERVIEW

  Continental Resources, Inc. and its subsidiaries, Continental Gas, Inc. ("CGI") and Continental Crude Co. ("CCC") (collectively "Continental" or the "Company"), are engaged in the exploration, exploitation, development and acquisition of oil and gas reserves, primarily in the Rocky Mountains and the Mid-Continent, and to a growing extent, in the Gulf Coast region of Texas and Louisiana. In addition to its exploration, development and acquisition activities, the Company owns and operates 750 miles of natural gas pipelines, five gas gathering systems and two gas processing plants in its operating areas exclusive of the sale of two systems in January, 2000. The Company also engages in natural gas marketing, gas pipeline construction and saltwater disposal. Capitalizing on its growth through the drill-bit and its acquisition strategy, the Company has increased its estimated proved reserves from 26.6 million barrels of oil equivalent ("MMBoe") in 1995 to 49.3 MMBoe at year-end 1999, and increased its annual production from 2.2 MMBoe in 1995 to 4.3 MMBoe in 1999. As of December 31, 1999, the Company's reserves had a present value of estimated future net cash flows, discounted at 10% ("PV-10") of $334.4 million calculated in accordance with the Securities and Exchange Commission (the "Commission" or "SEC") guidelines. Approximately 74% of the Company's estimated proved reserves were oil and approximately 94% of its total estimated reserves were classified as proved developed. At December 31, 1999, the Company had interests in 1,119 producing wells of which it operated 960. The Company was originally formed in 1967 to explore, develop and produce oil and gas properties in Oklahoma. The Company acquired interests in the Williston Basin in 1993 and has since focused on the Rocky Mountains, expanding its operations within the Williston Basin and acquiring additional interests in the Big Horn Basin in 1998 and 1999.

BUSINESS STRATEGY

  The Company's business strategy is to increase production, cash flow, and reserves through the exploration, development, exploitation, and acquisition of properties in the Company's core operating areas including the Rocky Mountain and Mid-Continent Regions while increasing the Company's natural gas reserves through exploration on the Company's acreage in the Gulf Coast. Through development activities, the Company seeks to increase production, cash flow, and develop additional reserves through the use of drilling new wells (including horizontal wells), expanding high pressure air injection ("HPAI") technology into the West Medicine Pole Hills Unit and the Cedar Hills Field of the Williston Basin, workovers, recompletions of existing wells, water floods, and the application of other techniques designed to increase production. The Company's acquisition strategy includes seeking properties that have an established production history, have undeveloped reserve potential, and through the use of the Company's technical expertise in horizontal drilling and high pressure air injection allow the company to maximize the utilization of its infrastructure in core operating areas. The Company's exploration strategy includes expanding the existing reserve base by testing new reservoirs in existing fields and capitalizing on existing acreage positions in the Gulf Coast by creating strategic alliances with companies familiar with the Gulf Coast area for the purpose of increasing the Company's natural gas reserves with less risk. On an on-going basis, the Company evaluates and considers divesting of oil and gas properties considered to be non-core to the Company's reserve growth plans for the purpose of assuring that all company assets are contributing to the Company's long-term strategic plan.

PROPERTY OVERVIEW

  The Company's Mid-Continent activities are conducted primarily in the Anadarko Basin of western Oklahoma, in southwestern Kansas and in the Texas Panhandle. At December 31, 1999 the Company's Anadarko Basin properties represented approximately 99% of the PV-10 attributable to the Company's estimated proved reserves in the Mid-Continent and approximately 21% of the Company's total estimated proved reserves. In the Anadarko Basin the Company owns approximately 62,000 net leasehold acres, has interests in 534 gross (319 net) producing wells and has identified 10 potential drilling locations.

  The Company also owns leasehold interests in the Gulf Coast region of Texas and Louisiana and expects to expand its exploration activities in the Gulf Coast region during 2000. The Company's Gulf Coast activities are located in the Jefferson Island Project, Iberia Parish, Louisiana and in the Pebble Beach Project, Nueces County, Texas. These properties currently provide 10% of the PV10 attributable to the Company's estimated proved reserves of natural gas and 4.5% of the Company's total PV10 . From a combined total of 60 square miles of proprietary 3-D data, the Company has identified 16 development and 11 exploratory locations for drilling. The Company has developed a strategic alliance with a company familiar with the Gulf Coast region for the purpose of reducing the Company's risk and expediting the development of the properties with no substantial capital outlay required by the Company.

  The Company's Rocky Mountain activities are concentrated in the Williston and Big Horn Basins. The Company's operations in the Williston Basin are focused on the Cedar Hills Field, which the Company believes is, potentially, one of the largest onshore discoveries in the lower 48 states since 1971. The Cedar Hills Field represented approximately 33% of the PV10 attributable to the Company's estimated proved reserves at December 31, 1999. The Company has assigned no secondary reserves for this field, which the Company believes will be three barrels of oil of secondary recovery for one barrel of oil of primary recovery. In the Williston Basin, the Company owns approximately 337,000 net leasehold acres and has interests in 291 gross (226 net) wells, has identified 40 potential drilling locations and conducts both primary and enhanced recovery operations. As of December 31, 1999, the Company operated one-half of the high pressure air injection projects in North America. In 1998 the Company expanded its activities into the Big Horn Basin through the acquisition of producing and non-producing properties in the Worland Field. The Worland Field consists of approximately 75,000 net leasehold acres in which the Company has interests in 243 gross (217 net) producing wells, of which 230 are company operated, and represent approximately 29% of the PV10 attributable to the Company's estimated proved reserves at December 31, 1999. In the Worland Field the Company has identified 162 potential drilling locations which represent significant opportunities.

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

BUSINESS STRENGTHS

  The Company believes that it has certain strengths that provide it with significant competitive advantages and provide it with diversified growth opportunities, including the following:

  PROVEN GROWTH RECORD. Continental has demonstrated consistent growth through a balanced program of development and exploratory drilling and acquisitions. The Company has increased its proved reserves from 26.6 million barrels of oil equivalent ("MMBOE") in 1995 to 49.3 million as of December 31, 1999.

  SUBSTANTIAL DRILLING INVENTORY. The Company has identified over 228 potential drilling locations based on geological and geophysical evaluations. As of December 31, 1999 the Company held approximately 501,000 net acres, of which approximately 55% were classified as undeveloped. Management believes that its current acreage holdings could support five to ten years of drilling activities depending upon oil and gas prices.

  LONG-LIFE NATURE OF RESERVES. Continental's producing reserves are primarily characterized by low rate, relatively stable, mature production that is subject to gradual decline rates. As a result of the long-lived nature of its properties, the Company has relatively low reinvestment requirements to maintain reserve quantities, primary and secondary production levels and reserve values.

  SUCCESSFUL DRILLING AND ACQUISITION RECORD. The Company has maintained a successful drilling record. During the five years ended December 31, 1999, the Company participated in 245 gross (166 net) wells of which 94% were successfully completed resulting in the addition of 29.1 MMBoe of proved developed reserves at an average finding cost of $5.81 per Boe excluding the potential secondary recovery in the Williston Basin. During the same five year period, the Company acquired 24.2 MMBoe at an average cost of $3.08 per Boe. Also, including major revisions of 14.7 MMBoe due primarily to fluctuating prices, the Company added a total of 53.3 MMBoe at an average cost of $4.57 per Boe during the last five years.

  SIGNIFICANT OPERATIONAL CONTROL. Approximately 92.5% of the Company's PV10 at December 31, 1999 was attributable to wells operated by the Company, giving Continental significant control over the amount and timing of capital expenditures and production, operating and marketing activities.

  TECHNOLOGICAL LEADERSHIP. The Company has demonstrated significant expertise in the rapidly evolving technologies of 3-D seismic evaluation, directional drilling, and precision horizontal drilling, and is among the few companies in North America to successfully utilize high pressure air injection ("HPAI") enhanced recovery technology on a large scale. Through the use of precision horizontal drilling the Company has experienced a 400% to 700% increase in initial flow rates. From inception, the Company has drilled 172 horizontal wells in the Rocky Mountains and Mid-Continent. Through the combination of precision horizontal drilling and HPAI secondary recovery technology, the Company has significantly enhanced the recoverable reserves underlying its oil and gas properties. Since its inception, Continental has experienced a 300% to 400% increase in recoverable reserves through use of these technologies.

  EXPERIENCED AND COMMITTED MANAGEMENT. Continental's senior management team has extensive expertise in the oil and gas industry. The Company's Chief Executive Officer, Harold Hamm, began his career in the oil and gas industry in 1967. Seven senior officers have an average of 21 years of oil and gas industry experience. Additionally, the Company's technical staff, which includes ten petroleum engineers and seven geoscientists, has an average of over 21 years experience in the industry.

DEVELOPMENT, EXPLOITATION AND EXPLORATION ACTIVITIES

  DEVELOPMENT AND EXPLOITATION. The Company's development and exploitation activities include the drilling of development wells, precision drilling of horizontal wells, infill drilling, water floods, workovers, recompletions and HPAI projects. During 2000, the Company projects that development drilling will represent 85% of the drilling budget. The development drilling will occur rather evenly with 23% in the Mid Continent and Gulf Coast, 35% in the Williston Basin, and 42% in the Big Horn Basin. Approximately 89% of the Company's development drilling inventory, representing an estimated 202 wells, is located in the Rockies, specifically, the Cedar Hills Field, the Medicine Pole Hills, Buffalo, South Dakota and West Buffalo Units in the Williston Basin and the Worland Field in the Big Horn Basin. The Company will continue to seek opportunities and increase production from its substantial inventory of 116 workovers and recompletions in the Rockies as well as the 16 located in the Mid-Continent and Gulf Coast Regions. The unitization process required to install HPAI in West Medicine Pole Hills Fields will continue with target dates for initial injection to begin in quarter three of 2000. The following table sets forth the Company's development inventory as of December 31, 1999.

                                        NUMBER OF DEVELOPMENT PROJECTS
                                        ------------------------------
                                                           ENHANCED
                        DRILLING          WORKOVERS AND    RECOVERY
                        LOCATIONS         RECOMPLETIONS    PROJECTS     TOTAL
                        ---------         -------------    --------     -----
ROCKY MOUNTAINS:
  Williston Basin             40               10            2             52
  Big Horn Basin             162              106            1            269
MID-CONTINENT:
  Anadarko Basin              10               42            -             52
GULF COAST                    16                -            -             16
                             ---              ---          ---            ---
TOTAL                        228              158            3            389
                             ===              ===          ===            ===

  The Company will initiate, on a priority basis, as many projects as available cash allows. Based on forecasted cash flow, the Company anticipates initiating 62 development drilling projects, 21 workover projects and one enhanced recovery project during 2000. The Company expects to expend $31.3 to $37.5 million in capital expenditures related to these projects in 2000.

  EXPLORATION ACTIVITIES. The Company's exploration projects vary in risk and reward based on their depth, location and geology. The Company routinely uses the latest in technology, including 3-D seismic, horizontal drilling and new completion technologies to enhance its projects. The Company plans to limit its drilling investment in these higher risk exploratory projects to approximately 15% of its drilling budget during 2000 given the projected commodity price environment for the year. The Company will continue to build exploratory inventory throughout the year for future drilling. Currently the Company has 19 exploratory wells in inventory.

The following table sets forth information pertaining to the Company's existing exploration project inventory at December 31, 1999:

                                              NUMBER OF EXPLORATION PROJECTS
                                              DRILLING LOCATION 3-D SEISMIC
                                              ----------------- -----------
ROCKY MOUNTAINS:
  Williston Basin                                       4           2
  Big Horn Basin                                        2           3
MID-CONTINENT                                           2           -
GULF COAST                                             11           4
                                                      ---         ---
TOTAL                                                  19           9
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

  REGULATION OF OIL AND GAS EXPLORATION AND PRODUCTION. Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulations include requiring permits and drilling bonds for the drilling of wells, regulating the location of wells, the method of drilling and casing wells, and the surface use and restoration of properties upon which wells are drilled. Many states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. Some state statutes limit the rate at which oil and gas can be produced from the Company's properties. See "Risk Factors--Laws and Regulations; Environmental Risk."

EMPLOYEES

  As of March 28, 2000, the Company employed 191 people, 69 of which were administrative personnel, 8 of which were geological personnel, 11 of which were engineers and the remaining 103 were field personnel. The Company's future success will depend partially on its ability to attract, retain and motivate qualified personnel. The Company is not a party to any collective bargaining agreements and has not experienced any strikes or work stoppages. The Company considers its relations with its employees to be satisfactory. From time to time the company utilizes the services of independent contractors to perform various field and other services

FORWARD LOOKING STATEMENTS

  Certain of the statements under this Item and elsewhere in this Form 10-K are "forward-looking statements: within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-K, including without limitation statements under "Item 1. Business", "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding budgeted capital expenditures, increases in oil and gas production, the Company's financial position, oil and gas reserve estimates, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulation of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from the Company's expectations are disclosed under "Risk Factors" and elsewhere in this form 10-K. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's actual results and plans for 2000 and beyond could differ materially from those expressed in forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

RISK FACTORS

VOLATILITY OF OIL AND GAS PRICES

  The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and gas and natural gas liquids, which are dependent upon numerous factors such as weather, economic, political and regulatory developments and competition from other sources of energy. The Company is affected more by fluctuations in oil prices than natural gas prices, because a majority of its production is oil. The volatile nature of the energy markets and the unpredictability of actions of OPEC members make it particularly difficult to estimate future prices of oil and gas and natural gas liquids. Prices of oil and gas and natural gas liquids are subject to wide fluctuations in response to relatively minor changes in circumstances, and there can be no assurance that future prolonged decreases in such prices will not occur. All of these factors are beyond the control of the Company. Any significant decline in oil and, to a lesser extent, in natural gas prices would have a material adverse effect on the Company's results of operations and financial condition. Although the Company may enter into hedging arrangements from time to time to reduce its exposure to price risks in the sale of its oil and gas, the Company's hedging arrangements are likely to apply to only a portion of its production and provide only limited price protection against fluctuations in the oil and gas markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

REPLACEMENT OF RESERVES

  The Company's future success depends upon its ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Unless the Company successfully replaces the reserves that it produces (through successful development, exploration or acquisition), the Company's proved reserves will decline. There can be no assurance that the Company will continue to be successful in its effort to increase or replace its proved reserves. Approximately 6% of the Company's estimated proved reserves at December 31, 1999 were attributable to undeveloped reserves. Recovery of such reserves will require additional capital expenditures and successful drilling operations. There can be no certainty regarding the results of developing these reserves. To the extent the Company is unsuccessful in replacing or expanding its estimated proved reserves, the Company may be unable to pay the principal of and interest on the Notes and other indebtedness in accordance with their terms, or otherwise to satisfy certain of the covenants contained in the indenture governing, its Notes (the "Indenture") and the terms of its other indebtedness.

UNCERTAINTY OF ESTIMATES OF OIL AND GAS RESERVES AND FUTURE NET CASH FLOWS

  This report contains estimates of the Company's oil and gas reserves and the future net cash flows from those reserves which have been prepared by the Company and certain independent petroleum consultants. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. There are numerous uncertainties inherent in estimating quantities and future values of proved oil and gas reserves, including many factors beyond the control of the Company. Each of the estimates of proved oil and gas reserves, future net cash flows and discounted present values relies upon various assumptions, including assumptions required by the Commission as to constant oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated in the report. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this annual report on Form 10-K. In addition, the Company's reserves may be subject to downward or upward revision, based upon production history, results of future exploration and development, prevailing oil and gas prices and other factors, many of which are beyond the Company's control. The PV-10 of the Company's proved oil and gas reserves does not necessarily represent the current or fair market value of such proved reserves, and the 10% discount rate required by the Commission may not reflect current interest rates, the Company's cost of capital or any risks associated with the development and production of the Company's proved oil and gas reserves. At December 31, 1999, the estimated future net cash flows and PV-10 of $646.9 million and $334.4 million, respectively, attributable to the Company's proved oil and gas reserves are based on prices in effect at that date ($24.38 per barrel ("Bbl") of oil and $1.76 per thousand cubic feet ("Mcf") of natural gas), which may be materially different than actual future prices.

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

EFFECTS OF LEVERAGE

  At December 31, 1999, on a consolidated basis, the Company and the Subsidiary Guarantors had $170.6 million of indebtedness (including short term debt and current maturities of long-term indebtedness) compared to the Company's stockholders' equity of $86.6 million. Although the Company's cash flow from operations has been sufficient to meet its debt service obligations in the past, there can be no assurance that the Company's operating results will continue to be sufficient for the Company to meet its obligations. See "Selected Consolidated Financial Data," "Capitalization" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

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

SUBORDINATION OF NOTES AND GUARANTEES

  The Notes are subordinated in right of payment to all existing and future Senior Debt (as described in the Indenture) of the Company and the Company's subsidiaries that have guaranteed payment of the Notes (the "Subsidiary Guarantors") including borrowings under the Credit Facility. In the event of bankruptcy, liquidation or reorganization of the Company or a Subsidiary Guarantor, the assets of the Company, or the Subsidiary Guarantor as the case may be, will be available to pay obligations on the Notes only after all Senior Debt has been paid in full, and there may not be sufficient assets remaining to pay amounts due on any or all of the Notes outstanding. The aggregate principal amount of Senior Debt of the Company and the Subsidiary Guarantors, on a consolidated basis, as of March 28, 2000 was $12.6 million exclusive of $12.4 million of unused commitments under the Credit Facility. The Subsidiary Guarantees are subordinated to Guarantor Senior Debt to the same extent and in the same manner as the Notes are subordinated to Senior Debt. Additional Senior Debt may be incurred by the Company or the Subsidiary Guarantors from time to time, subject to certain restrictions. In addition to being subordinated to all existing and future Senior Debt of the Company, the Notes will not be secured by any of the Company's assets, unlike the borrowings under the Credit Facility.

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

  The events that constitute a Change of Control or require an Excess Cash Offer under the Indenture may also be events of default under the Credit Facility or other Senior Debt of the Company and the Subsidiary Guarantors, the terms of which may prohibit the purchase of the Notes by the Company until the Company's indebtedness under the Credit Facility or other Senior Debt is paid in full. In addition, such events may permit the lenders under such debt instruments to accelerate the debt and, if the debt is not paid, to enforce security interests on substantially all the assets of the Company and the Subsidiary Guarantors, thereby limiting the Company's ability to raise cash to repurchase the Notes and reducing the practical benefit of the offer to repurchase provisions to the holders of the Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Assets." There can be no assurance that the Company will have sufficient funds available at the time of any Change of Control or Excess Cash Offer to make any debt payment (including repurchases of Notes) as described above. Any failure by the Company to repurchase Notes tendered pursuant to a Change of Control Offer (as defined herein) or an Excess Cash Offer will constitute an event of default under the Indenture.

RISK OF HEDGING AND OIL TRADING ACTIVITIES

  From time to time the Company may use energy swap and forward sale arrangements to reduce its sensitivity to oil and gas price volatility. If the Company's reserves are not produced at the rates estimated by the Company due to inaccuracies in the reserve estimation process, operational difficulties or regulatory limitations, or otherwise, the Company would be required to satisfy its obligations under potentially unfavorable terms. If the Company enters into financial instrument contracts for the purpose of hedging prices and the estimated production volumes are less than the amount covered by these contracts, the Company would be required to mark-to-market these contracts and recognize any and all losses within the determination period. Further, under financial instrument contracts, the Company may be at risk for basis differential, which is the difference in the quoted financial price for contract settlement and the actual physical point of delivery price. The Company will from time to time attempt to mitigate basis differential risk by entering into physical basis swap contracts. Substantial variations between the assumptions and estimates used by the Company in the hedging activities and actual results experienced could materially adversely affect the Company's anticipated profit margins and its ability to manage risk associated with fluctuations in oil and gas prices. Furthermore, the fixed price sales and hedging contracts limit the benefits the Company will realize if actual prices rise above the contract prices. In July 1998, the Company began entering into oil trading arrangements as part of its oil marketing activities. Under these arrangements, the Company contracts to purchase oil from one source and to sell oil to an unrelated purchaser, usually at disparate prices. Should the Company's purchaser fail to complete the contracts for purchase, the Company may suffer a loss. The Company's realized gains on these arrangements, determined before $.8 million of transportation costs and related expenses, was $6.3 million for twelve months ended December 31, 1999. The Company's current policy is to limit its exposure from open positions to $1.0 million at any one time. At December 31, 1999 the Company's exposure from open positions on forward crude oil contracts was not material.

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

LAWS AND REGULATIONS; ENVIRONMENTAL RISK

  Oil and gas operations are subject to various federal, state and local governmental regulations which may be changed from time to time in response to economic or political conditions. From time to time, regulatory agencies have imposed price controls and limitations on production in order to conserve supplies of oil and gas. In addition, the production, handling, storage, transportation and disposal of oil and gas, by-products thereof and other substances and materials produced or used in connection with oil and gas operations are subject to regulation under federal, state and local laws and regulations. See "Business--Regulation."

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

CONTROLLING STOCKHOLDER

  At March 28, 2000, the principal stockholder, President and Chief Executive Officer and a Director of the Company, beneficially owned 44,496 shares of Common Stock representing, in the aggregate, approximately 91% of the outstanding Common Stock of the Company. As a result, the principal stockholder is in a position to control the Company. The Company is provided oilfield services by several affiliated companies controlled by the principal stockholder. Such transactions will continue in the future and may result in conflicts of interest between the Company and such affiliated companies. There can be no assurance that such conflicts will be resolved in favor of the Company. If the principal stockholder ceases to be an executive officer of the Company, such would constitute an event of default under the Credit Facility, unless waived by the requisite percentage of banks. See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

ITEM 2. PROPERTIES

  Until 1993, the Company's oil and gas activities were focused in the Mid-Continent. In 1993 the Company made the strategic move to increase oil production and reserves by expanding its development and exploration activities into the Rocky Mountains. The Company currently controls approximately 412,000 net acres in the Rocky Mountains and is ranked among the largest oil producers in the Rocky Mountains. Continental's oil production is characterized by long lived, stable production with high secondary and enhanced oil recovery potential which perpetuates production and cash flow from its properties. Approximately 74% of its estimated proved reserves on a BOE basis at December 31, 1999 were oil. To achieve a more balanced reserve mix, the Company is focusing on generating an increased inventory of natural gas drilling opportunities in the Mid-Continent and Gulf Coast. Currently, 70% of the Company's drilling budget is focused on further expansion and development of its Rocky Mountain oil fields, and the remaining 30% is focused on natural gas projects in the Mid-Continent and Gulf Coast. The Company's Gulf Coast activities are conducted onshore near the Texas and Louisiana coasts and on the shallow shelf of the Gulf of Mexico. In the Gulf Coast, the Company holds approximately 6,000 net leasehold acres and has identified 16 potential drilling locations.

  The following table provides information with respect to the Company's net proved reserves for its principal oil and gas properties as of December 31, 1999:

                                                                       PERCENT
                                                          PRESENT      OF TOTAL
                                                         VALUE OF      PRESENT
                                               OIL      FUTURE CASH    VALUE OF
                        OIL        GAS      EQUIVALENT   FLOWS(2)    FUTURE CASH
AREA                   (MBBL)     (MMCF)      (MBOE)       (M $)       FLOWS(2)
----                   ------     ------    ----------  -----------  -----------
ROCKY MOUNTAINS:
  Williston Basin      20,115      5,264      20,993       $148,149        44.3%
  Big Horn Basin       14,021     20,955      17,513         98,400        29.4
MID-CONTINENT:
  Anadarko Basin        2,176     39,426       8,747         70,550        21.1
  Arkoma Basin<F1>          2      2,456         411          2,424          .7
GULF COAST                310      7,660       1,586         14,888         4.5
                       ------     ------      ------       --------       -----
TOTALS                 36,624     75,761      49,250       $334,411       100.0%
                       ======     ======      ======       ========       =====
_______________

<F1>  These non-core assets were sold in January 2000 for $5.8 million.
<F2>  Future estimated net cash flows discounted at 10%

ROCKY MOUNTAINS

  The Company's Rocky Mountain properties are located primarily in the Williston Basin of North Dakota, South Dakota and Montana and in the Big Horn Basin of Wyoming. Estimated proved reserves for its Rocky Mountains properties at December 31, 1999 totaled 38.5 MMBoe and represented 73.7% of the Company's PV-10. Approximately 94% of these estimated proved reserves are proved developed. During the twelve months ended December 31, 1999, the average net daily production was 7,690 Bbls of oil and 3,399 Mcf of natural gas, or 8,256 Boe per day from the Rocky Mountain properties , excluding the Worland Properties which were contributed by the principal stockholder on December 31, 1999. The addition of the Worland Properties will add approximately 920 Bbls of oil per day and 2,833 Mcf of natural gas, or 1,392 Boe per day. As of December 31, 1999, excluding the contributed properties, the Company is producing approximately 11,857 Boe per day with another 34 Boe per day shut in due to economics or equipment repairs. The Company's leasehold interests include 156,649 net developed and 255,231 net undeveloped acres, which represent 31% and 51% of the Company's total leasehold, respectively. This leasehold is expected to be developed utilizing 3-D seismic, precision horizontal drilling and HPAI, where applicable. As of December 31, 1999, the Company's Rocky Mountain properties included an inventory of 202 development and 6 exploratory drilling locations.

WILLISTON BASIN

  CEDAR HILLS FIELD. The Cedar Hills Field was discovered in November 1994 and is still under development. During the twelve months ended December 31, 1999, the Cedar Hills Field properties produced 4,826 net Boe per day to the Company interests and represented 33% of the PV-10 attributable to the Company's estimated proved reserves as of December 31, 1999. The Cedar Hills Field produces oil from the Red River "B" Formation, a thin (eight feet), non-fractured, blanket-type, dolomite reservoir found at depths of 8,000 to 9,500 feet. All wells drilled by the Company in the Red River "B" Formation were drilled exclusively with precision horizontal drilling technology. The Cedar Hills Field covers approximately 200 square miles and has a known oil column of 1,000 feet. Through December 31, 1999, the Company drilled or participated in 158 gross (108 net) horizontal wells, of which 151 were successfully completed, for a 96% net success rate.

  The Company believes that the Red River "B" formation in the Cedar Hills Field is well suited for enhanced secondary recovery using HPAI technology. On four nearby HPAI projects operated by the Company, HPAI technology has increased oil recoveries 200% to 300% over primary recovery with ultimate recoveries reaching up to 40% of the original oil in place. The Company intends to initiate installation of HPAI secondary recovery on certain of its Cedar Hills Field properties upon completion of field unitization, which is expected to occur in 2000. The Company believes that HPAI could increase its total recovery from the Cedar Hills Field by as much as 75 million net barrels. On May 15, 1998, the Company and Burlington Resources Oil and Gas Company ("Burlington") entered into a definitive agreement to exchange undivided interests so that effective December 1, 1998 the Company will own working interests ranging from 90% to 92% in approximately 65,000 gross (59,000 net) leasehold acres in the northern half of the Cedar Hills Field. As a result of the agreement, the Company will enhance its ability to unitize all interests in the northern half of the Cedar Hills Field, which is necessary in order for the Company to initiate the planned HPAI enhanced recovery operations in the Cedar Hills Field. On August 19, 1998, the Company instituted a declaratory judgment action against Burlington in the District Court of Garfield County, Oklahoma (Case No. CJ-98-613-03) alleging that Burlington provided false and misleading information regarding certain of Burlington's oil and gas properties to a third party consultant charged with determining the relative values of oil and gas properties owned by the Company and Burlington which served as the basis for the exchange of interests. The Company claimed that the consultant relied on such false and misleading information in determining the relative fair values of the oil and gas interests. The Company sought a declaratory judgment determining that it is excused from further performance under its exchange agreement with Burlington. Burlington denied the Company's allegations and sought specific performance by the Company, plus monetary damages of an unspecified amount. A non-jury trial was held in the case in October 1999. On December 22, 1999, the Court issued an Order requiring the parties to proceed in accordance with terms of the Trade Agreement and instructing them to use their best efforts to finalize the Agreements. Even though Continental is appealing the decision of the Trial Court, it is complying with the Order entered by the Court.

  As of December 31, 1999, there were 6 horizontal drilling locations in inventory, all of which are development well locations.

  MEDICINE POLE HILLS, BUFFALO, WEST BUFFALO AND SOUTH BUFFALO UNITS. In 1995, the Company acquired the following interests in four production units in the Williston Basin: Medicine Pole Hills (63%); Buffalo (86%); West Buffalo (82%); and South Buffalo (85%). During the twelve months ended December 31, 1999, these units produced 1,917 Boe per day, net to the Company's interests, and repre-sented 5.8 MMBoe or 8.9% of the PV-10 attributable to the Company's estimated proved reserves as of December 31, 1999. These units are HPAI enhanced recovery projects that produce from the Red River "B" Formation and are operated by the Company. These units were discovered and developed with conventional vertical drilling. The oldest vertical well in these units has been producing for 45 years, demonstrating the long lived production characteristic of the Red River "B" Formation. There are 96 producing wells in these units and current estimates of remaining reserve life range from four to 13 years. As planned, the Company has expanded the Medicine Pole Hills Unit through horizontal drilling and is in the process of forming the West Medicine Pole Hills Unit. The unit encompasses an additional 25 square miles of productive Red River B reservoir and represents first in a two phase expansion of the Medicine Pole Hills Field. Secondary injection is scheduled to begin in the West Medicine Pole Hills Unit during the fourth quarter 2000. The Company will own approximately 80 % of the newly formed unit. During 2000, the Company plans to drill up to 20 horizontal wells as part of phase two to further expand and develop these units. There are currently 28 development drilling locations identified in these units.

LUSTRE AND MIDFORK FIELDS. In January 1992, the Company acquired the Lustre and Midfork Fields which, during the twelve months ended December 31, 1999, produced 244 Bbls per day, net to the Company's interests. Wells in both the Lustre and Midfork Fields produce from the Charles "C" dolomite, at depths of 5,500 to 6,000 feet. Historically, production from the Charles "C" has a low daily pro-duction rate and is long lived. There are currently 27 wells producing in the two fields, and no secondary recovery is underway in either field. The Company currently owns 72,000 net acres in the Lustre and Midfork Fields and plans to utilize 3-D seismic combined with horizontal drilling to further exploit the Charles "C" reservoir, and to generate drilling opportunities for deeper objectives underlying the Lustre and Midfork Fields as well as guide exploration for new fields on its substantial undeveloped leasehold.

BIG HORN BASIN

  On May 14, 1998, the Company consummated the purchase for $86.5 million of producing and non-producing oil and gas properties and certain other related assets in the Worland Field, effective as of June 1, 1998. Subsequently, and effective as of June 1, 1998, the Company sold an undivided 50% interest in the Worland Field properties (excluding inventory and certain equipment) to Harold Hamm, the Company's principal stockholder, for $42.6 million. On December 31, 1999 the Company's principal stockholder contributed the undivided 50% interest in the Worland Properties along with debt of $18,600,000. The stockholder contributed $22,461,096 of the properties as additional paid-in-capital and the Company assumed his outstanding debt for the balance of the purchase price. See "Certain Relationships and Related Transactions." The Worland Field properties cover 75,000 net leasehold acres in the Worland Field of the Big Horn Basin in northern Wyoming, of which 30,000 net acres are held by production and 45,000 net acres are non-producing or prospective. Approximately two-thirds of the Company's producing leases in the Worland Field are within five federal units, the largest of which (the Cottonwood Creek Unit) has been producing for over 40 years. All of the units produce principally from the Phosphoria formation, which is the most prolific oil producing formation in the Worland Field. Four of the units are unitized as to all depths, with the Cottonwood Creek Field Extension (Phosphoria) Unit being unitized only as to the Phosphoria formation. The Company is the operator of all five of the federal units. The Company also operates 40 of the 60 producing wells located on non-unitized acreage. The Com-pany's Worland Field properties include interests in 243 producing wells, 230 of which are operated by the Company.

  As of December 31, 1999, the estimated net proved reserves attributable to the Company's Worland Field properties were approximately 17.5 MMBoe, with an estimated PV-10 of $98.4 million. Approximately 80%, by volume, of these proved reserves consist of oil, principally in the Phosphoria formation. Oil produced from the Company's Worland Field properties is low gravity, sour (high sulphur content) crude, resulting in a lower sales price per barrel than non-sour crude, and is sold into a Marathon pipeline or is trucked from the lease. Gas produced from the Worland Field properties is also sour, resulting in a sale price that is less per Mcf than non-sour natural gas. From the effective date of the Worland Field Acquisition through September 30, 1998, the average price of crude oil produced by the Worland Field properties was $5.19 per Bbl less than the NYMEX price of crude oil. The Company entered into a contract effective October 1, 1998 through March 31, 1999 to sell crude oil produced from its Worland Field properties at an average price of $3.19 per Bbl less than the NYMEX price. Subsequent to these contracts, and effective February 1, 1999 the Company entered into a contract to sell the Worland Field production at a gravity adjusted price of $1.67 per barrel less than the monthly NYMEX average price. The new contract will expire April 1, 2000 and is currently being renegotiated.

In addition to the proved reserves, the Company has identified 162 development drilling locations on its Worland Field properties, to further develop and exploit the undeveloped portion of the Worland Field. Over 100 wells have been identified for acid fracture stimulation, most of which have been classified as having proved developed non-producing reserves. The Company believes that secondary and tertiary recovery projects will have significant potential for the addition of reserves. In addition, two exploratory drilling prospects have been identified on the Company's Worland Field properties in which prospects the Company has a majority leasehold position, allowing for further exploration for and exploitation of the Phosphoria, Tensleep, Frontier and Muddy formations and other prospective formations for additional reserves.

MID-CONTINENT

  The Company's Mid-Continent properties are located primarily in the Anadarko Basin of western Oklahoma, southwestern Kansas and the Texas Panhandle, and to a lesser extent, in the Arkoma Basin of southeastern Oklahoma ("Arkoma Basin"). At December 31, 1999, the Company's estimated proved reserves in the Mid-Continent totaled 9.2 MMBoe, representing 21.8% of the Company's PV-10 at such date. At December 31, 1999 approximately 76% of the Company's estimated proved reserves in the Mid-Continent were natural gas. Net daily production from these prop-erties during 1999 averaged 1,113 Bbls of oil and 14,259 Mcf of natural gas, or 3,489 Boe to the Company's interests. The Company's Mid-Continent leasehold position includes 65,454 net developed and 17,439 net undeveloped acres, representing 13% and 3% of the Company's total leasehold, respectively, at December 31, 1999.

  As of December 31, 1999, the Company's Mid-Continent properties included an inventory of ten development drilling locations, all of them in the Anadarko Basin.

  ANADARKO BASIN. The Anadarko Basin properties contained 99% of the Company's estimated proved reserves for the Mid-Continent and 21.1% of the Company's total PV-10 at December 31, 1999 and at such date, represented 52% of the Company's estimated proved reserves of natural gas. During the twelve months ended December 31, 1999, net daily production from its Anadarko Basin properties averaged 1,113 Bbls of oil and 13,002 Mcf of natural gas, or 3,280 Boe to the Company's interest from 534 gross (319 net) producing wells, 422 of which are operated by the Company. The Anadarko Basin wells produce from a variety of sands and carbonates in both stratigraphic and structural traps in the Arbuckle, Oil Creek, Viola, Mississippian, Springer, Morrow, Red Ford, Oswego, Skinner and Tonkawa formations, at depths ranging from 6,000 to 12,000 feet. These properties are currently being re-evaluated for further development drilling and workover potential.

  ARKOMA BASIN. In the Arkoma Basin, the Company was focused on coal bed methane, where it owned approximately 12,000 acres and had 40 producing wells from the Hartshorne coal at depths of 2,500 to 3,500 feet. As part of the Company's strategic plan to divest of non-core assets for the purpose of allocating resources to higher reserve growth projects, all oil and gas properties in the Arkoma Basin, along with the Rattlesnake and Enterprise Gas Gathering System, were sold in January 2000 for $5.8 million. The PV-10 of the reserves on these properties was approximately $2.4 million.

GULF COAST

  The Company's Gulf Coast activities are located primarily in the Pebble Beach Project in Nueces County, Texas and the Jefferson Island Project in Iberia Parish, Louisiana. During 1999 the Company also entered into a joint venture arrangement with Challanger Minerals to expand its drilling activities into the shallow shelf area of the Gulf of Mexico. At December 31, 1999, the Company's estimated proved reserves in the Gulf Coast totaled 1.6 MMBOE (80% gas) representing 4.5% of the Company's total PV10 and 10% of the Company's estimated proved reserves of natural gas. Net daily production from these properties is 56 Bbls of oil and 3200 Mcf of natural gas or 589 Boe to the Company's interest from 11 wells. The Company's leasehold position includes 1,526 net developed and 4,515 net undeveloped acres representing .3% and .9% of the Company's total leasehold respectively. From a combined total of 68 square miles of proprietary 3-D data, 16 development and 11 exploratory locations have been identified for drilling on these projects to date.

  JEFFERSON ISLAND. The Jefferson Island project is an underdeveloped salt dome that produces from a series of prolific Miocene sands. To date the field has produced 65.2 MMBOE from approximately one quarter of the total dome. The remaining three quarters of the faulted dome complex are essentially unexplored or underdeveloped. The Company has acquired 35 square miles of proprietary 3-D seismic covering the property and has identified 13 development and 5 explora-tory drilling locations to date. The first well drilled off the 3-D data was successful and a second well is scheduled to be drilled in the first quarter 2000. The Company plans to drill one well per quarter to carefully incorporate new well data into the 3-D seismic and allow a third party to complete a 5 well drilling obligation to earn 50% of the project. The third party has drilled two of the five obligation wells to date and will drill the remaining three during 2000. The Company controls 2,393 gross and 1,406 net acres in the project.

  PEBBLE BEACH.   The Pebble Beach project targets the prolific Frio and
Vicksburg sands underlying and surrounding the Clara Driscoll field. These sandstones are found at depths ranging from 5000' to 9500' and produce on structures readily defined by seismic. Using 20 square miles of proprietary 3-D seismic, the Company has identified 3 development and 5 exploratory drilling locations. During 1999 the Company established significant production from the project and plans to continue drilling and expanding the project through 2000. The Company has scheduled two wells for the first half of 2000 and the acquisition of additional proprietary 3-D seismic to expand the project. The Company owns 7,685 gross and 4,564 net acres in the project.

  GULF OF MEXICO.   During 1999 the Company elected to expand its drilling
program into the shallow waters of the Gulf of Mexico though a joint venture arrangement with Challanger Minerals. This is part of the Company's ongoing strategy to build its opportunity base of high rate of return, natural gas op-portunities in the Gulf Coast region. The Company will not operate and expects to participate only in projects with turnkey drilling contracts. Drilling expenditures in the Gulf of Mexico will be restricted to under $500,000 per project while the Company builds experience in this new area. As of December 31, 1999, the Company has participated in 2 wells which resulted in one excellent producer with added behind pipe pay. The Company currently has one well in inventory and expects it will spend no more than 10% of its drilling budget on Gulf of Mexico drilling opportunities during 2000.

NET PRODUCTION, UNIT PRICES AND COSTS

  The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by the Company for the periods shown:

                                                   YEAR ENDED DECEMBER 31
                                               ----------------------------
                                               1997      1998          1999
                                               ----      ----          ----
NET PRODUCTION DATA:
Oil and condensate (MBBL)                      3,518     3,981         3,221
Natural gas (MMCF)                             5,789     6,755         6,640
Total (MBOE)                                   4,483     5,107         4,328

UNIT ECONOMICS
Average sales price per Bbl                  $ 18.61   $ 12.38       $ 16.93
Average sales price per Mcf                     2.21      1.61          1.72
Average equivalent price (per Boe)<F1>         17.53     11.78         15.24
Lifting cost (per Boe)<F2>                      4.63      4.43          4.47
DD&A expense (per Boe)<F2>                      6.74      6.78          3.61
General and administrative expense
 (per Boe)<F3>                                  1.47      1.40          1.31
                                             -------   -------       -------
Gross margin                                 $  4.69   $ (0.83)      $  5.85
                                             =======   =======       =======
--------------

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

PRODUCING WELLS

  The following table sets forth the number of productive wells in which the Company owned an interest as of December 31, 1999:

                                 OIL               NATURAL GAS
                         ----------------        --------------
                         GROSS        NET        GROSS      NET
                         -----        ---        -----      ---
ROCKY MOUNTAINS:
  Williston Basin         291         226           -         -
  Big Horn Basin<F1>      242         216           1         -
MID-CONTINENT:
  Anadarko Basin          311         217         223       102
  Other                     -           -          40        35
GULF COAST                  5           3           6         4
                          ---         ---         ---       ---
  Total                   849         662         270       141
                          ===         ===         ===       ===
---------------

<F1>  Represents Worland Field properties acquired by the Company in the
      Worland Field Acquisition.

ACREAGE

  The following table sets forth the Company's developed and undeveloped gross and net leasehold acreage as of December 31, 1999:

                               DEVELOPED                UNDEVELOPED
                           -----------------         -----------------
                           GROSS         NET         GROSS         NET
                           -----         ---         -----         ---
ROCKY MOUNTAINS:
  Williston Basin         167,913      126,460      272,334     210,044
  Big Horn Basin           30,189       30,189       45,187      45,187
MID-CONTINENT:
  Anadarko Basin           91,775       53,729       14,909       8,697
  Other                    12,588       11,725        8,786       8,742
GULF COAST                  2,339        1,526        8,460       4,515
                          -------      -------      -------     -------
    Total                 304,804      223,629      349,676     277,185
                          =======      =======      =======     =======

DRILLING ACTIVITIES

  The following table sets forth the Company's drilling activity on its properties for the periods indicated:

                              YEAR ENDED DECEMBER 31,
                    ----------------------------------------
                        1997           1998          1999
                    ------------   ------------  -----   ---
                    GROSS   NET    GROSS   NET   GROSS   NET
                    -----   ---    -----   ---   -----   ---
DEVELOPMENT WELLS:
  Productive         63    42.41    32     22     12     6.90
  Non-productive      -     -        -      -      1      .16
                     --    -----    --     -----  --    -----
  Total              63    42.41    32     22     13     7.06
                     ==    =====    ==     =====  ==    =====

EXPLORATORY WELLS:
  Productive         15    11.29     5      4.23   2      .74
  Non-productive      5     1.98     -      -      2     1.25
                     --    -----    --     -----  --    -----
  Total              20    13.27     5      4.23   4     1.99
                     ==    =====    ==     =====  ==    =====

OIL AND GAS RESERVES

  The following table summarizes the estimates of the Company's net proved oil and gas reserves and the related PV-10 of such reserves at the dates shown. Ryder Scott Company Petroleum Engineers ("Ryder Scott") prepared the reserve and present value data with respect to the Company's oil and gas properties which represented 72% of the PV-10 at December 31, 1997, 83% of the PV-10 at December 31, 1998 and December 31, 1999. The Company prepared the reserve and present value data on all other properties.

                                            AS OF DECEMBER 31,
                                      ------------------------------
                                      1997        1998          1999
                                      ----        ----          ----
                                          (DOLLARS IN THOUSANDS)
RESERVE DATA:
  Proved developed reserves:
    Oil (MBBL)                       19,411      19,097        34,432
    Natural gas (MMCF)               47,676      54,905        65,723
       Total (MBOE)                  27,357      28,248        45,386
  Proved undeveloped reserves:
    Oil (MBBL)                        5,308         833         2,192
    Natural gas (MMCF)                1,702         314        10,038
       Total (MBOE)                   5,592         885         3,865
  Total proved reserves:
    Oil (MBBL)                       24,719      19,930        36,624
    Natural gas (MMCF)               49,378      55,219        75,761
       Total (MBOE)                  32,949      29,133        49,251
  PV-10<F1>                       $ 241,625   $ 107,670     $ 334,411
----------------

<F1> PV-10 represents the present value of estimated future net cash flows before income tax discounted at 10% using prices in effect at the end of the respective periods presented and including the effects of hedging activities. In accordance with applicable requirements of the Commission, estimates of the Company's proved reserves and future net cash flows are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). The prices used in calculating PV-10 as of December 31, 1997, 1998 and 1999 were $18.06 per Bbl of oil and $2.25 per Mcf of natural gas, $10.84 per Bbl of oil and $1.64 per Mcf of natural gas, $24.38 per Bbl of oil and $1.76 per Mcf of natural gas, respectively.

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

GAS GATHERING SYSTEMS

  The Company's gas gathering systems are owned by CGI. Natural gas and casinghead gas are purchased at the wellhead primarily under either market-sensitive percent-of-proceeds-index contracts or keep-whole gas purchase contracts or of fee based contracts. Under percent-of-proceeds-index contracts, CGI receives a fixed percentage of the monthly index posted price for natural gas and a fixed percentage of the resale price for natural gas liquids. CGI generally receives between 20% and 30% of the posted index price for natural gas sales and from 20% to 30% of the proceeds received from natural gas liquids sales. Under keep-whole gas purchase contracts, CGI retains all natural gas liquids recovered by its processing facilities and keeps the producers whole by returning to the producers at the tailgate of its plants an amount of residue gas equal on a BTU basis to the natural gas received at the plant inlet. The keep-whole component of the contract permits the Company to benefit when the value of natural gas liquids is greater as a liquid than as a portion of the residue gas stream. Under the fee based contracts, CGI receives a fixed rate per MMBTU of gas purchased. This rate per MMBTU remains fixed regardless of commodity prices.

OIL AND GAS MARKETING

  The Company's oil and gas production is sold primarily under market sensitive or spot price contracts. The Company sells substantially all of its casinghead gas to purchasers under varying percentage-of-proceeds contracts. By the terms of these contracts, the Company receives a fixed percentage of the resale price received by the purchaser for sales of natural gas and natural gas liquids recovered after gathering and processing the Company's gas. The Company normally receives between 80% and 100% of the proceeds from natural gas sales and from 80% to 100% of the proceeds from natural gas liquids sales received by the Company's purchasers when the products are resold. The natural gas and natural gas liquids sold by these purchasers are sold primarily based on spot market prices. The revenues received by the Company from the sale of natural gas liquids is included in natural gas sales. As a result of the natural gas liquids contained in the Company's production, the Company has historically improved its price realization on its natural gas sales as compared to Henry
Hub or other natural gas price indexes. For the year ended December 31, 1999, purchases of the Company's natural gas production by GPM Gas Corporation accounted for 12% of the Company's total gas sales for such period and for the same period purchases of the Company's oil production by EOTT Energy Corp. accounted for 65% and Plains Marketing and Transportation accounted for 12% of the Company's total produced oil sales. Due to the availability of other markets, the Company does not believe that the loss of any crude oil or gas customer would have a material effect on the Company's results of operations.

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

ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company is party to litigation or other legal pro-ceedings that it considers to be a part of the ordinary course of its business. The Company is not involved in any legal proceedings nor is it party to any pending or threatened claims that could reasonably be expected to have a material adverse effect on its financial condition or results of operations. However, the Company is engaged in litigation with Burlington with respect to the agreement to exchange interests in the Cedar Hills Field. See ITEM 2. PROPERTIES.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.
                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  There is no established trading market for the Company's common stock. As of March 28, 2000, there were 3 record holders of the Company's common stock. The Company issued no equity securities during 1999.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

SELECTED CONSOLIDATED FINANCIAL DATA

  The following table sets forth selected historical consolidated financial data for the periods ended and as of the dates indicated. The statements of opera-tions and other financial data for the years ended December 31, 1995, 1996, 1997, 1998 and 1999, and the balance sheet data as of December 31, 1995, 1996, 1997, 1998 and 1999 have been derived from, and should be reviewed in con-junction with, the consolidated financial statements of the Company, and the notes thereto, which have been audited by Arthur Andersen LLP, independent public accountants. The balance sheets as of December 31, 1998, and 1999 and the statements of operations for the years ended December 31, 1997, 1998 and 1999 are included elsewhere in this annual report on Form 10-K. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related notes thereto included elsewhere in this Report.

                                                         YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------
                                          1995       1996       1997       1998       1999
                                          ----       ----       ----       ----       ----
                                                           (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Revenue:
   Oil and gas sales                  $ 30,576   $ 75,016   $ 78,599   $ 60,162   $ 65,949
   Crude oil marketing                       -          -          -    232,216    241,630
   Gathering, marketing and processing  20,639     25,766     25,021     17,701     21,563
   Oil and gas service operations        6,148      6,491      6,405      6,689      6,319
                                      --------   --------   --------   --------   --------
  Total revenues                        57,363    107,273    110,025    316,768    335,461
  Operating costs and expenses:
   Production expenses and taxes         7,611     19,338     20,748     22,611     19,368
   Exploration expenses                  6,184      4,512      6,806      7,106      7,750
   Crude oil marketing purchases and
    expenses                                 -          -          -    228,797    236,135
   Gathering, marketing and processing  13,223     21,790     22,715     15,602     17,850
   Oil and gas service operations        3,680      4,034      3,654      3,664      3,420
   Depreciation, depletion and
    amortization                         9,614     22,876     33,354     38,716     20,385
   General and administrative            8,260      9,155      8,990     10,002      8,627
                                      --------   --------   --------   --------   --------
  Total operating costs and expenses    48,572     81,705     96,267    326,498    313,535
                                      --------   --------   --------   --------   --------
  Operating income (loss)                8,791     25,568     13,758     (9,730)    21,926
  Interest income                          137        312        241        967        310
  Interest expense                      (2,396)    (4,550)    (4,804)   (12,248)   (16,534)
  Change in accounting principle             0          0          0          0     (2,048)
  Other revenue (expense), net(1)         (411)       233      8,061      3,031        266
                                      --------   --------   --------   --------   --------
  Income before income taxes             6,121     21,563     17,256    (17,980)     3,920
  Federal and state income taxes
   (benefit)(2)                          2,252      8,238     (8,941)         -          -
                                      --------   --------   --------   --------   --------
  Net income (loss)                   $  3,869   $ 13,325   $ 26,197   $(17,980)  $  3,920
                                      ========   ========   ========   ========   ========
OTHER FINANCIAL DATA:
  Adjusted EBITDA(3)                  $ 24,315   $ 53,502   $ 54,721   $ 40,090   $ 48,589
  Net cash provided by operations       18,985     41,724     51,477     25,190     23,904
  Net cash used in investing           (58,022)   (50,619)   (78,359)  (112,050)   (13,698)
  Net cash provided by (used in)
   financing                            37,994     10,494     24,863    101,376    (15,602)
  Capital expenditures(4)               58,226     50,341     80,937     92,782     55,255
RATIOS:
  Adjusted EBITDA to interest expense    10.1x      11.8x      11.4x       3.3x       3.0x
  Total debt to Adjusted EBITDA           1.8x       1.0x       1.5x       4.2x       3.5x
  Earnings to fixed charges(5)            3.6x       5.7x       4.6x        N/A       1.2x
BALANCE SHEET DATA (AT PERIOD END):
  Cash and cash equivalents           $  1,722   $  3,320   $  1,301   $ 15,817   $ 10,421
  Total assets                         107,825    145,693    188,386    253,739    282,559
  Long-term debt, including current
   maturities                           44,265     54,759     79,632    167,637    170,637
  Stockholders' equity                  38,752     52,077     78,264     60,284     86,666

         See Notes to Selected Consolidated Financial Data.

            NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) In 1997, other income includes $7.5 million resulting from the settlement of certain litigation matters.

(2) Effective June 1, 1997, the Company elected to be treated as an S-Corpo-ration for federal income tax purposes. The conversion resulted in the elimination of the Company's deferred income tax assets and liabilities existing at May 31, 1997 and, after being netted against the then exist-ing tax provision, resulted in a net income tax benefit to the Company of $8.9 million.

(3) Adjusted EBITDA represents earnings before interest expense, income taxes, depreciation, depletion, amortization and exploration expense, excluding proceeds from litigation settlements. Adjusted EBITDA is not a measure of cash flow as determined in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP or as an indicator of a company's operating performance or liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company's financial performance, such as a company's cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. The Company's computation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The Company believes that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure the Company's ability to meet future debt service requirements, if any. Even though the volume of oil and gas produced by the Company during 1999 was less than in the comparable period in 1998, the Company's Adjusted EBITDA for the 1999 period was greater than in 1998. The increase in Adjusted EBITDA for the 1999 period was attributable to increases in oil and gas prices. Adjusted EBITDA does not give effect to the Company's exploration expenditures, which are largely discretionary by the Company and which, to the extent expended, would reduce cash available for debt service, repayment of indebtedness and dividends.

(4) Capital expenditures include costs related to acquisitions of producing oil and gas properties and includes the contribution of the Worland properties by the principal stockholder of $22.4 million.

(5) For purposes of computing the ratio of earnings to fixed charges, earnings are computed as income before taxes from continuing operations, plus fixed charges. Fixed charges consist of interest expense and amortization of costs incurred in the offering of the Notes. For the year ended December 31, 1998, earnings were insufficient to cover fixed charges by $18.0 million.

(6) Cumulative effect represents the impact of adopting EITF 98-10 "Accounting for Energy Trading and Risk Management Activities."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto and the Selected Consoli-dated Financial Data included elsewhere herein.

OVERVIEW

  The Company's revenue, profitability and cash flow are substantially dependent upon prevailing prices for oil and gas and the volumes of oil and gas it pro-duces. Although the Company produced less oil and gas in 1999 than in 1998, it experienced a significant increase in revenues, net income and Adjusted EBITDA in 1999 compared to 1998 because of higher prevailing oil and gas prices. Average well head prices as of December 31, 1999, were $24.38 per Bbl of oil and $1.76 per Mcf of natural gas compared to $10.84 per Bbl of oil and $1.64 per Mcf of natural gas as of December 31, 1998. In addition, the Company's proved reserves and oil and gas production will decline as oil and gas are produced unless the Company is successful in acquiring producing properties or conducting successful exploration and development drilling activities.

  The Company uses the successful efforts method of accounting for its invest-ment in oil and gas properties. Under the successful efforts method of account-ing, costs to acquire mineral interests in oil and gas properties, to drill and provide equipment for exploratory wells that find proved reserves and to drill and equip development wells are capitalized. These costs are amortized to operations on a unit-of-production method based on petroleum engineering estimates. Geological and geophysical costs, lease rentals and costs associated with unsuccessful exploratory wells are expensed as incurred. Maintenance and repairs are expensed as incurred, except that the cost of replacements or renewals that expand capacity or improve production are capitalized. Significant downward revisions of quantity estimates or declines in oil and gas prices that are not offset by other factors could result in a write down for impairment of the carrying value of oil and gas properties. Once incurred, a write down of oil and gas properties is not reversible at a later date, even if oil or gas prices increase.

  The Company is an S-Corporation for federal income tax purposes. The Company currently anticipates it will pay periodic dividends in amounts sufficient to enable the Company's stockholders to pay their income tax obligations with respect to the Company's taxable earnings. Based upon funds available to the Company under its Credit Facility and the Company's anticipated cash flow from operating activities, the Company does not currently expect these distributions to materially impact the Company's liquidity.

RESULTS OF OPERATIONS

  The following tables set forth selected financial and operating information for each of the three years in the period ended December 31, 1999:

                                       YEAR ENDED DECEMBER 31,
                                 ----------------------------------
                                 1997           1998           1999
                                 ----           ----           ----
                          (Dollars in Thousands, Except Average Price Data)
Revenues                      $ 110,025      $ 316,768       $ 335,461
Operating expenses               96,267        326,498         313,535
Non-Operating income (expense)    3,498         (8,250)        (15,958)
Change in accounting principle                                  (2,048)
Net income after tax             26,197        (17,980)          3,920
Adjusted EBITDA<F1>              54,721         40,090          48,589
Production Volumes<F2>:
  Oil and condensate (MBBL)       3,518          3,981           3,221
  Natural gas (MMCF)              5,789          6,755           6,640
  Oil equivalents (MBOE)          4,483          5,107           4,328
Average Prices<F3>:
  Oil and condensate (per Bbl) $  18.61       $  12.52        $  16.93
  Natural gas (per Mcf)            2.21           1.61            1.72
  Oil equivalents (per Boe)       17.53          11.78           15.24
---------------

<F1>
 Adjusted EBITDA represents earnings before interest expense, income taxes, depreciation, depletion, amortization and exploration expense, excluding proceeds from litigation settlements. Adjusted EBITDA is not a measure of cash flow as determined in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP or as an indicator of a company's operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company's financial performance, such as a company's cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. The Company's computation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The Company believes that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure the Company's ability to meet future debt service requirements, if any. Even though the volume of oil and gas produced by the Company during 1999, on an actual basis, was less than in the comparable period in 1998, the Company's Adjusted EBITDA for the 1999 period was greater than in 1998. The increase in Adjusted EBITDA for the 1999 period was attributable to increases in oil and gas prices. Adjusted EBITDA does not give effect to the Company's exploration expenditures, which are largely discretionary by the Company and which, to the extent expended, would reduce cash available for debt service, repayment of indebtedness and dividends.

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

<F3>
 Average prices of oil and condensate, and of natural gas, are derived from the Company's production records which are maintained on an "as produced" basis, which give effect to gas balancing and oil produced and in the tanks, and, accordingly, may differ from oil and gas revenues for the same periods as reflected in the Financial Statements. Average prices of oil equivalents were calculated by dividing oil and gas revenues, as reflected in the Financial Statements, by production volumes on a per Boe basis. Average sale prices per Boe realized by the Company, according to its production records which are maintained on an "as produced" basis, for the years ended December 31, 1997, 1998 and 1999, were $17.53, $11.88 and $15.31, respectively.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES

OIL AND GAS SALES

  Oil and gas sales revenue for 1999 increased $5.8 million, or 10%, to $65.9 million from $60.1 million in 1998. Oil prices increased from an average of $12.38/Bbl in 1998 to $16.93/Bbl in 1999 which resulted in a $14.7 million increase in revenues. The effects of the price increase were partially offset by a 760 Mbbl decrease in oil production in 1999 compared to 1998. The decreased production was due to the natural production declines for new wells and to low drilling activities in 1999. During 1999 the Company chose to reduce debt rather than drill due to the instability of oil prices. The Company's average gas sales prices increased from $1.61 per Mcf in 1998 to $1.72 per Mcf in 1999.

CRUDE OIL MARKETING

The Company recognized an increase in revenues on crude oil purchased for resale for 1999 of $9.4 million, or 4% to $241.6 million from $232.2 million for 1998. This was caused by increases in oil prices and was also due to only a partial year of activity in 1998 compared to a full year in 1999 and is offset by a decrease in monthly volumes traded.

GATHERING, MARKETING AND PROCESSING

  The 1999 gathering, marketing and processing revenues increased $3.9 million, or 22%, to $21.6 million compared to $17.7 million for 1998. $1.7 million of the increase was attributable to operations from the Eagle Chief Plant in Oklahoma and $0.9 million was from the addition of the Matli gas gathering system and $0.7 million from the Badlands Gas Processing Plant.

OIL AND GAS SERVICE OPERATIONS

  Oil and gas service operations revenues decreased $.4 million, or 6%, to $6.3 in 1999 from $6.7 million in 1998. The decrease was primarily attributable to reduced sales of inventory caused by lower drilling activity in 1999.

COSTS AND EXPENSES

PRODUCTION EXPENSES & TAXES

  Production expense and taxes were $19.4 million for 1999, a $3.2 million, or 14% decrease, over the 1998 expenses of $22.6 million, primarily as a result of lower production volumes and greater operating efficiencies. The decrease was seen in all areas of direct costs associated with the Company's operations, ex-cept for taxes. Taxes increased by $0.9 million due to higher prices and the expiration of drilling tax credits primarily in the Cedar Hills area of North Dakota.

EXPLORATION EXPENSE

  Exploration expenses increased $0.6 million, or 8%, to $7.7 million in 1999 from $7.1 million in 1998. The increase was attributable to a $3.2 million increase in expired leases partially offset by a decrease in dry hole costs and other expenses of $2.6 million.

CRUDE OIL MARKETING

Expense for the purchases of crude oil purchased for resale increased $7.2 million, or 3%, to $235.3 million in 1999 from $228.1 million in 1998. Marketing expenses increased $0.1 million, or 22%, to $0.8 million in 1999 from $0.7 million in 1998. This increase was caused by increased crude oil prices and was also due to only a partial year of activity in 1998 compared to a full year in 1999 and is offset by a decrease in monthly volumes traded.

GATHERING, MARKETING AND PROCESSING

  Gathering, Marketing and Processing expense for 1999 was $17.8 million, a $2.2 million, or 14%, increase from the $15.6 million incurred in 1998 due to higher natural gas and liquid prices and the addition of the Matli gas gathering system and the increase in the Badlands system in North Dakota.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

  For the year ended December 31, 1999, total DD&A Expense was $20.4 million, a $18.3 million, or 47%, decrease over the 1998 expense of $38.7 million. In 1999, lease and well DD&A was $15.6 million, a decrease of $19 million from $34.6 million in 1998. The decrease is due to favorable adjustments to reserve volumes caused by higher oil and gas prices resulting in a decline in the DD&A rate per Boe and due to the non recurring $7.9 million write-down associated with FASB 121 in 1998. There was no FASB 121 write-down in 1999. In 1998, the FASB 121 write-down contributed $1.55 per Boe , or 23%, of the lease and well DD&A expense of $6.78 per Boe. For 1999 DD&A expense amounted to $3.61 per Boe.

GENERAL AND ADMINISTRATIVE (G&A)

  G&A expense for 1999 was $8.6 million, net of overhead reimbursement of $2.9 million, or $5.7 million, a decrease of $1.4 million, or 21%, from G&A expenses for 1998 of $10.0 million, net of overhead reimbursement of $2.9 million, or $7.1 million. The decrease is primarily attributable to a decrease in employment expenses, including a temporary decrease in payroll and benefit costs as described below.

  On January 6, 1999, as part of its objective of focusing on cash margins and profitability, the Company initiated a cost restructuring plan which included personnel cost reductions which were included in G&A expense. This reduction was accomplished through a combination of personnel and payroll reductions and the temporary suspension of the Company's contribution to the Company 401K plan. Permanent savings due to staff reductions was approximately $0.5 million in 1999. An additional $0.3 million in savings was recognized in other employee expenses. Various other office expenses decreased by $0.7 million. The
Company reinstated its contribution to the company 401K plan effective April 1, 1999, and salaries were returned to their previous level effective May 1, 1999.

INTEREST INCOME

  Interest income for 1999 was $0.3 million compared to $1.0 million for 1998, a $0.7 million, or 68% decrease. The decrease in the 1999 period is attributable to lower levels of cash invested during 1999.

INTEREST EXPENSE

  Interest expense for 1999 was $16.5 million, an increase of $4.3 million, or 35%, from $12.2 million in 1998. The increase in the 1999 expense is attributable primarily to the interest on the Senior Subordinated notes which had only accrued five months of interest expense in 1998 compared to 12 months in 1999.

  In May 1998, the Company entered into a forward interest rate swap contract to hedge its exposure to changes in the prevailing interest rates in connection with its planned debt offering. Due to the change in treasury note rates, the Company paid $3.9 million to settle the forward interest rate swap contract, which will result in an effective increase of approximately 0.5% to the Com-pany's interest costs on the Notes, or an increase in interest expense of approximately $0.4 million for the term of the Notes.

OTHER INCOME

  Other income decreased $2.7 million, or 91%, to $0.3 million for the year ended December 31, 1999 from $3.0 million for 1998. This decrease in other income compared to 1998 is attributed primarily to the recognition in 1998 of a $2.5 million gain on the sale of the Illinois properties.

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE

  Net income before income taxes and change in accounting principle for the year ended December 31, 1999 was a gain of $5.9 million, an increase in net income before taxes of $23.8 million from a $17.9 million loss before taxes and cumulative effect of change in accounting principle for 1998. This increase was primarily due to the increased revenues caused by higher oil and gas sales prices and lower operating and general and administrative costs.

NET INCOME

  The 1999 Net Income after taxes was $3.9 million, including a charge result-ing from a cumulative effect of change in accounting principle of $2.0 million, an increase in net income of $21.9 million compared to a loss of $17.9 million in 1998. The Company adopted EITF 98-10 effective January 1, 1999. As a result, the Company recorded an expense for the cumulative effect of change in account-ing principle of $2,048,000.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

OIL AND GAS SALES

  Oil and gas sales revenue for 1998 decreased $18.4 million, or 23.5%, to $60.2 million from $78.6 million in 1997. Oil prices decreased from an average of $18.61/Bbl in 1997 to $12.38/Bbl in 1998 which resulted in a $21.9 million re-duction in revenues. The effects of the price reduction was partially offset by a 463 Mbbl increase in oil production in 1998 compared to 1997. The increased production was realized from the acquisition of the Worland Field properties which contributed 234 MBBL of oil production after the June 1, 1998 acquisition date and from the further development of the Cedar Hills and Midfork/Lustre fields through drilling which contributed an additional 384 MBBL of oil pro-duction. Company production volumes decreased by 20 MBBL with the fourth quarter sale of its Illinois properties and by 120 MBbls due to the natural decline in production rates in the Company's existing HPAI units. The net increase in production resulted in additional revenues of $5.7 million for the period. Gas revenues for 1998 increased by $1.6 million due to the sale of an additional 966 MMCF of production. The revenue due to the increase in pro-duction was partially offset by a $3.5 million reduction in revenues due to lower gas sales prices realized during the year when compared to 1997. The Company's average gas sales prices decreased from $2.21 per Mcf in 1997 to $1.61 per Mcf in 1998 on a company average.

CRUDE OIL MARKETING

  The Company began marketing crude oil purchased from third parties in July, 1998. The Company recognized revenues on crude oil purchased for resale of $232.2 million for 1998.

GATHERING, MARKETING AND PROCESSING

  As a result of the elimination of gas sales associated with purchases of gas to be sold for marketing purposes unrelated to gas processing, 1998 gathering, marketing and processing revenues decreased $7.3 million, or 29%, to $17.7 mil-lion compared to $25.0 million for 1997.

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

COSTS AND EXPENSES

PRODUCTION EXPENSE AND TAXES

  Production expense and taxes were $22.6 million for the twelve months ended December 31, 1998, a $1.9 million, or 9% increase, over the 1997 expenses of $20.7 million, primarily as a result of the Worland Field Acquisition. For the year, the Company has incurred $1.7 million in operating costs on the Worland Field properties. The Company also incurred $0.7 million in non-recurring charges to repair several air injection and producing wells in the High Pres-sure Air Injection Units.

EXPLORATION EXPENSE

  Exploration expenses increased $0.3 million, or 4%, to $7.1 million in 1998 from $6.8 million in 1997. The Company recognized expense on the expiration of $2.0 million in leasehold associated with non-core areas which was $0.8 million greater than the leasehold expiration expense of $1.2 million recognized in 1997. During 1998 leases on 40,000 net acres in which the Company has an invest-ment of $2.2 million will expire. The Company has not determined if these leases will be drilled, renewed, or allowed to expire.

CRUDE OIL MARKETING

  The Company began marketing crude oil purchased from third parties during 1998. For the year ended December 31, 1998, the Company recognized expense for the purchases of crude oil purchased for resale of $228.1 million and marketing expenses of $0.7 million.

GATHERING, MARKETING AND PROCESSING

  Gathering, Marketing and Processing expense for 1998 was $15.6 million, a $7.1 million, or 31%, decrease from the $22.7 million incurred in 1997. This de-crease is mainly due to the elimination of purchases of third party gas not used for gas plant supply, but sold as part of the Company's gas marketing activities which have been reduced to minimal volumes.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

  For the year ended December 31, 1998, DD&A Expenses were $38.7 million, a $5.4 million, or 16%, increase over the 1997 expense of $33.4 million. Lease and Well depletion and depreciation increased $4.0 million mainly due to the $7.9 million write-down associated with FASB 121 in 1998 compared to the $5.0 million write-down recognized in 1997. In 1998, the FASB 121 write-down contributed $1.55 per Boe , or 23%, of the total DD&A expense of $6.78 per Boe produced. The FASB 121 write-down in 1997 contributed $1.12 per Boe, or 17%, to the $6.74 per Boe of DD&A expense. The 1998 write-down included the impairment of $3.6 million on ten step out properties on the fringes of the Cedar Hills Field in North Dakota. The Company has excluded these wells from the exchange agreement with Burlington and does not expect them to be included in future unitization plans. Because of these factors, the reserves associated with these wells are low and provide minimal future cash flow. The 1998 DD&A expense also included $0.6 million of amortization expense associated with the capitalized costs related to the Company's $150 million debt offering.

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

  In May 1998, the Company entered into a forward interest rate swap contract to hedge its exposure to changes in the prevailing interest rates in connection with its planned debt offering. Due to the change in treasury note rates, the Company paid $3.9 million to settle the forward interest rate swap contract, which will result in an effective increase of approximately 0.5% to the Com-pany's interest costs on the Notes, or an increase in interest expense of ap-proximately $0.4 million for the term of the Notes.

OTHER INCOME

  Other income decreased $5.0 million, or 62%, to $3.0 million for the year ended December 31, 1998 from $8.1 million for 1997. The 1997 other income included $7.5 million from the settlement of certain litigation issues. This decrease in other income from 1997 was partially offset by the recognition in 1998 of a $2.5 million gain on the sale of the Illinois properties.

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE

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

LIQUIDITY AND CAPITAL ASSETS

  The Company's primary sources of liquidity have been its cash flow from operating activities, financing provided by its Credit Facility and by the Company's principal stockholder and a private debt offering. The Company's cash requirements, other than for operations, are for acquisition, exploration and development of oil and gas properties, and interest payments.

CASH FLOW FROM OPERATIONS

  Net cash provided by operating activities was $23.9 million for 1999 a 5% decrease from the $25.2 million in 1998. Cash decreased to $10.4 million at December 31, 1999, from $15.8 million at year-end 1998 primarily due to repay-ment in January 1999 of the short term note to the principal stockholder out-standing at December 31, 1999.

RESERVES AND ADDED FINDING COSTS

  During 1998 and 1999, the Company spent $85.2 and $32.5, respectively on acquisitions, exploration, exploitation and development of oil and gas prop-erties. The 1998 amount includes the acquisition of the Worland Field prop-erties, net of the sale of an undivided 50% interest of the Worland properties to the principal stockholder for $42.6 million. The 1999 amount includes the assumption of the loan of $18.6 million from the principal stockholder. Total estimated proved reserves of natural gas increased from 55.2 Bcf at year-end 1998 to 75.8 Bcf at December 31, 1999, and estimated total proved oil reserves increased from 19.9 MMBbls at year-end 1998 to 36.6 MMBbls at December 31, 1999. The Company sold reserves of approximately 2.4 Bcf and 2,000 Bbls in January 2000 related to the sale of properties in the Arkoma Basin.

FINANCING

  Long-term debt at December 31, 1998 and December 31, 1999 was $157.3 million and $170.2 million, respectively. The $12.9 million, or 8% increase was mainly due to the assumption of the principal stockholder's note of $18.6 million re-lated to the principal stockholder's contribution of his interest in the Worland Field properties offset by a reduction in the Company's bank debt of $4.0 million and other debt by $1.7 million.

CREDIT FACILITY

  Long-term debt outstanding at December 31, 1998 included $4.0 million of revolving debt under the Credit Facility. The Company has no outstanding debt balance under the Credit Facility at December 31, 1999. The effective rate of interest under the Credit Facility was 7.75% at December 31, 1998 and was 8.5% at December 31, 1999. This Credit Facility has available borrowings of $25 million and bears interest at either Bank One prime adjusted LIBOR, which includes the LIBOR rate as determined on a daily basis by the bank adjusted for a facility fee % and non-use fee %. The LIBOR rate can be locked in for thirty, sixty or ninety days as determined by the Company through the use of various principal tranches; or the Company can elect to leave the interest rate based on the prime interest rate. Interest is payable monthly with all outstanding principal and interest due at maturity on May 14, 2001. In January 2000, the Company utilized proceeds from the Credit Facility to pay off the outstanding balance of the principal stockholder's note assumed in 1999. As of March 28, 2000 the Company has borrowed $12.6 million against this Credit Facility.

SENIOR NOTES

  On July 24, 1998, the Company consummated a private placement of $150.0 million of its 10 1/4% Senior Subordinated Notes due August 1, 2008, in a private placement. Interest on the Notes is payable semi annually on each February 1 and August 1. In connection with the issuance of the Notes, the Company incurred debt issuance costs of approximately $4.7 million, which has been capitalized as other assets and is being amortized on a straight-line basis over the life of the Notes. In May 1998 the Company entered into a forward interest rate swap contract to hedge exposure to changes in prevailing interest rates on the Notes. Due to changes in treasury note rates, the Company paid $3.9 million to settle the forward interest rate swap contract. This payment resulted in an increase of approximately 0.5% to the Company's effective interest rate or an increase of approximately
$0.4 million per year over the term of the Notes. On February 29, 2000, the Company purchased $3,000,000 of the Notes for $2,880,000 plus accrued interest and commissions and on March 10, 2000, the Company purchased $1,000,000 of the Notes for $950,000 plus accrued interest and no commission.

CAPITAL EXPENDITURES

  In 1999, the Company incurred $12.9 million of capital expenditures, exclusive of acquisitions. The Company will initiate, on a priority basis, as many pro-jects as cash flow allows. It is anticipated that approximately 84 projects will be initiated in 2000 for projected capital expenditures of $31.3 million. The Company expects to fund the 2000 capital budget through cash flow from operations and its Credit Facility.

PURCHASE OF WORLAND FIELD

  On May 18, 1998, the Company consummated the purchase for approximately $86.5 million of producing and non-producing oil and gas properties and certain other related assets in the Worland Properties effective as of June 1, 1998, which the Company funded through borrowings on its Credit Facility. Subsequently, and effective June 1, 1998, the Company sold an undivided 50% interest in the Worland Properties (excluding inventory and certain equipment) to the Company's principal stockholder for approximately $42.6 million. Of the total sale price to the stockholder, approximately $23.0 million plus interest of approximately $0.3 million was offset against the outstanding balance of notes payable to the stockholder and approximately $19.6 million was applied to the outstanding bal-ance on the Credit Facility on July 24, 1998. In December 1999, the principal stockholder contributed his interest in the purchased properties to the Company, subject to debt of $18.6 million. The contribution was recorded based on the stockholder's cost less DD&A from the date acquired to the date contributed which was $41.4 million.

STOCKHOLDER DISTRIBUTION

  The Company has not made any dividend distributions to its stockholders. However, the Company may be required to dividend the stockholders an amount sufficient to cover the taxes on the taxable income passed through to the stockholders of record.

HEDGING

  From time to time, the Company may use energy swap and forward sale arrangements to reduce its sensitivity to oil and gas price volatility. In July, 1998, the Company began engaging in oil trading arrangements as part of its oil and gas marketing activities.

  The Company has only limited involvement with derivative financial instru-ments, as defined in SFAS No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" and does not use them for trading purposes. The Company's objective is to hedge a portion of its exposure to price volatility from producing oil and natural gas. These arrangements expose the Company to the credit risk of its counterparties and to basis risk.

  In connection with the offering of the Notes, the Company entered into an interest rate hedge on which it experienced a $3.9 million loss. The loss that was incurred will result in an effective increase of approximately 0.5% to the Company's interest costs on the Notes, or an increase in interest expense of approximately $0.4 million over the term of the Notes. The Company has no present plans to engage in further interest rate hedges.

OTHER

  The Company follows the "sales method" of accounting for its gas revenue, whereby the Company recognizes sales revenue on all gas sold, regardless of whether the sales are proportionate to the Company's ownership in the property. A liability is recognized only to the extent that the Company has a net im-balance in excess of its share of the reserves in the underlying properties. The Company's historical aggregate imbalance positions have been immaterial. The Company believes that any future periodic settlements of gas imbalances will have little impact on its liquidity.

  The Company has sold a number of non-strategic oil and gas properties and other properties over the past three years, recognizing pre-tax gains of approximately $674,000, $2,614,000 and $151,400 in 1997, 1998 and 1999
respectively. Total amounts of oil and gas reserves associated with these dispositions during 1997 and 1998 were 471 Bbls of oil and 2,463 Mmcf of natural gas. The reserves associated with the few properties sold in 1999 were insignificant. August 19, 1998, the Company instituted a declaratory judgment action against Burlington in the District Court of Garfield County, Oklahoma (Case No. CJ-98-613-03) alleging that Burlington provided false and misleading information regarding certain of Burlington's oil and gas properties to a third party consultant charged with determining the relative values of oil and gas properties owned by the Company and Burlington which served as the basis for the exchange of interests. The Company claimed that the consultant relied on such false and misleading information in determining the relative fair values of the oil and gas interests. The Company sought a declaratory judgment determining that it is excused from further performance under its exchange agreement with Burlington. Burlington denied the Company's allegations and sought specific performance by the Company, plus monetary damages of an unspecified amount. A non-jury trial was held in the case in October, 1999. On December 22, 1999, the Court issued an Order requiring the parties to proceed in accordance with terms of the Trade Agreement and in-structing them to use their best efforts to finalize the Agreements. Even though Continental is appealing the decision of the Trial Court, it is complying with the Order entered by the Court.

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

  During the third quarter of 1999, the Company entered into forward fixed price sales contracts in accordance with its hedging policy, to mitigate its exposure to the price volatility associated with its crude oil production. The monthly contracts total 80,000 barrels through February 2000 at $20.43 per barrel and an additional 320,000 barrels from May to December 2000 at $22.04 per barrel. At December 31, 1999, the Company had open hedging contracts totaling approximately 400,000 barrels with unrealized deferred losses of approximately $61,668. The Company accounts for changes in the market value of its hedging instruments as deferred gains or losses until the production month of the hedged transaction, at which time the realized gain or loss is recognized in the results of opera-tions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        INDEX OF FINANCIAL STATEMENTS

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 1998 and 1999

Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1998 and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999

Notes to Consolidated Financial Statements

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors
of Continental Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Continental Resources, Inc. (an Oklahoma corporation) and subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Resources, Inc. and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                 ARTHUR ANDERSEN LLP
Oklahoma City, Oklahoma,
 February 18, 2000

               CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
               (in thousands, except per share information)
                                 ASSETS
                                                  December 31,
                                              --------------------
                                              1998            1999
                                              ----            ----
CURRENT  ASSETS:
  Cash                                       $   15,817     $  10,421
  Accounts receivable-
     Oil and gas sales                            7,255        11,508
     Joint interest and other, net                7,734         8,517
  Inventories                                     4,627         4,112
  Prepaid expenses                                  168         1,690
                                             ----------     ---------
         Total current assets                    35,601        36,248
                                             ----------     ---------

PROPERTY AND EQUIPMENT:

  Oil and gas properties (successful efforts method)-
     Producing properties                       241,358       293,467
     Nonproducing leaseholds                     47,583        43,083
  Gas gathering and processing facilities        24,709        25,740
  Service properties, equipment and other        15,989        14,884
                                             ----------     ---------
         Total property and equipment           329,639       377,174
         Less--Accumulated depreciation, depletion
            and amortization                   (121,061)     (138,872)
                                             ----------     ---------
         Net property and equipment             208,578       238,302
                                             ----------     ---------

OTHER ASSETS:
  Debt issuance costs                             9,023         7,847
  Other assets                                      537           162
                                             ----------     ---------
         Total other assets                       9,560         8,009
                                             ----------     ---------
         Total assets                        $  253,739     $ 282,559
                                             ==========     =========

             LIABILITIES   AND  STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $   10,532     $   8,448
  Current portion of long-term debt                 337           356
  Revenues and royalties payable                  5,855         6,865
  Accrued liabilities and other                   9,224         9,776
  Short-term debt - stockholder                  10,000             0
                                             ----------     ---------
  Total current liabilities                      35,948        25,445
                                             ----------     ---------
LONG-TERM DEBT, net of current portion          157,302       170,281

OTHER NONCURRENT LIABILITIES                        205           167

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value, 75,000 shares
    authorized, 49,041 shares issued and
    outstanding at December 31, 1998 and 1999        49            49
  Additional paid-in capital                      2,721        25,182
  Retained earnings                              57,514        61,435
                                             ----------     ---------
         Total stockholders' equity              60,284        86,666
                                             ----------     ---------
         Total liabilities and
           stockholders' equity              $  253,739     $ 282,559
                                             ==========     =========

The accompanying notes are an integral part of these consolidated balance sheets.

             CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except per share information)
                                                          December 31,
                                         ---------------------------------------
                                             1997          1998           1999
                                             ----          ----           ----
REVENUES:
   Oil and gas sales                     $  78,599      $  60,162      $  65,949
   Crude oil marketing                           -        232,216        241,630
   Gas gathering, marketing and
     processing                             25,021         17,701         21,563
   Oil and gas service operations            6,405          6,689          6,319
                                         ---------      ---------      ---------

      Total revenues                       110,025        316,768        335,461
                                         ---------      ---------      ---------

OPERATING COSTS AND EXPENSES:
  Production expenses                       16,825         19,028         14,796
  Production taxes                           3,923          3,583          4,572
  Exploration expenses                       6,806          7,106          7,750
  Crude oil marketing purchases
     and expenses                                -        228,797        236,135
  Gas gathering, marketing and
     processing                             22,715         15,602         17,850
  Oil and gas service operation              3,654          3,664          3,420
  Depreciation, depletion and
     amortization                           33,354         38,716         20,385
  General and administrative                 8,990         10,002          8,627
                                         ---------      ---------      ---------

   Total operating costs and expenses       96,267        326,498        313,535

OPERATING INCOME (LOSS)                     13,758         (9,730)        21,926
                                         ---------      ---------      ---------

OTHER INCOME AND EXPENSES:
  Interest income                              241            967            310
  Interest expense                          (4,804)       (12,248)       (16,534)
  Other income, net                          8,061          3,031            266
                                         ---------      ---------      ---------

    Total other income and (expenses)        3,498         (8,250)       (15,958)
                                         ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                        17,256        (17,980)         5,968

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                        -              -         (2,048)

INCOME TAX BENEFIT                           8,941              -              -
                                         ---------      ---------      ---------

NET INCOME (LOSS)                        $  26,197      $ (17,980)     $   3,920
                                         =========      =========      =========
EARNING (LOSS) PER COMMON SHARE          $  534.18      $ (366.63)     $   79.94
                                         =========      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

               CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (in thousands)
                                                                        Total
                                       Additional                       Stock-
                              Common     Paid-In  Treasury  Retained    holders
                               Stock     Capital   Stock     Earnings   Equity
                               -------   -------  -------    -------   -------
Balance, December 31, 1996     $    49   $ 2,731  $   (10)   $49,298   $52,068
  Net income                         -        -         -     26,197    26,197
                               -------   -------  -------    -------   -------

Balance, December 31, 1997          49    2,731       (10)    75,495    78,265
  Retirement of treasury stock              (10)       10          -         -
  Net loss                           -        -         -    (17,980)  (17,980)
                               -------   -------  -------    -------   -------

Balance, December 31, 1998          49    2,721         0     57,515    60,285
  Contribution of
  interest in oil and gas
  properties and associated
  debt by principal stockholder      -   22,461         -          -    22,461
  Net income                         -        -         -      3,920     3,920
                               -------   -------  -------    -------   -------

Balance, December 31, 1999     $    49  $25,182   $     0    $61,435   $86,666
                               =======  =======   =======    =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                              (in thousands)
                                          1997          1998          1999
                                          ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    $   26,197    $ (17,980)   $    3,920
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities-
    Depreciation, depletion and
     amortization                          33,354       38,716        20,385
    Gain on sale of assets                   (674)      (2,539)         (151)
    Dry hole costs and impairment of
     undeveloped leases                     1,468        2,880         5,978
    Deferred income taxes                 (11,979)           -             -
    Other noncurrent assets and
     liabilities                                -           (3)          338
  Changes in current assets and
   liabilities-
    Decrease(increase) in accounts
     receivable                            (3,971)       9,645        (5,037)
    Decrease(increase) in inventories           8       (1,078)          515
    Decrease(increase) in prepaid
     expenses                               3,454          215        (1,522)
    Increase(decrease) in accounts
     payable                                1,979       (9,082)       (2,084)
    Increase(decrease) in revenues and
     royalties payable                        689       (1,642)        1,010
    Increase(decrease) in accrued
     liabilities and other                    952        6,059           552
                                       ----------    ---------    ----------

        Net cash provided by operating
         activities                        51,477       25,191        23,904
                                       ----------    ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development             (63,702)     (42,715)      (12,233)
  Gas gathering and processing facilities
   and service  properties, equipment
   and other                              (16,760)      (7,517)         (266)
  Purchase of producing properties           (475)     (85,100)       (1,695)
  Cash received on note receivable -
   stockholder                                  -       19,582             -
  Proceeds from sale of assets              2,177        3,641           496
  Advances from (to) affiliates               401           58             -
                                       ----------    ---------    ----------

        Net cash used in investing
         activities                       (78,359)    (112,051)      (13,698)
                                       ----------    ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit and other   33,493      266,515         4,600
  Repayment of line of credit and other   (30,570)    (165,539)      (10,202)
  Debt issuance costs                           -       (9,600)            -
  Proceeds from short-term debt due to
   stockholder                             21,950       10,000             -
  Repayment of short-term debt due to
   stockholder                                  -            -       (10,000)
  Purchase of treasury stock                  (10)           -             -
                                       ----------    ---------    ----------

        Net cash provided by financing
         activities                        24,863      101,376       (15,602)
                                       ----------    ---------    ----------

               CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (in thousands)
                                            1997         1998          1999
                                            ----         ----          ----
NET INCREASE (DECREASE) IN CASH        $   (2,019)   $  14,516    $   (5,396)

CASH, beginning of year                     3,320        1,301        15,817
                                       ----------    ---------    ----------

CASH, end of year                      $    1,301    $  15,817    $   10,421
                                       ==========    =========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                        $    4,302    $  12,248    $   16,583
  Income taxes paid                    $      300    $       -    $        -

NONCASH INVESTING AND FINANCING
 ACTIVITIES:
  Sale of 50% interest in oil and gas
   properties to principal stockholder:
    Satisfaction of note payable       $        -    $  22,969    $        -
    Issuance of note receivable        $        -    $  19,582    $        -
  Conversion of account receivable to
   note receivable                     $        -    $     510    $        -
  Contribution of interest in oil and
   gas properties by stockholder
    Oil and gas properties             $        -    $       -    $   41,371
    Assumption of  note payable        $        -    $       -    $   18,600
    Paid-in capital                    $        -    $       -    $   22,461

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

  CRI's principal business is oil and natural gas exploration, development and production. CRI has interests in approximately 1,120 wells and serves as the operator in the majority of such wells. CRI's operations are primarily in Oklahoma, North Dakota, South Dakota, Montana, Wyoming, Texas and Louisiana. In July 1998, CRI began entering into third party contracts to purchase and resell crude oil at prices based on current month NYMEX prices, current posting prices or at a stated contract price.

  CGI is engaged principally in natural gas marketing, gathering and processing activities and currently operates five gas gathering systems and two gas processing plants in its operating areas. In addition, CGI participates with CRI in certain oil and natural gas wells.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

  The accompanying consolidated financial statements include the accounts and operations of CRI, CGI and CCC (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

  Accounts Receivable

  The Company operates exclusively in the oil and natural gas exploration and production, gas gathering and processing and gas marketing industries. The Company's joint interest receivables at December 31, 1998 and 1999, are recorded net of an allowance for doubtful accounts of approximately $400,000 and $387,000, respectively, in the accompanying consolidated balance sheets.

  Inventories

  Inventories consist primarily of tubular goods, production equipment and crude oil in tanks, which are stated at the lower of average cost or market. At December 31, 1998 and 1999, tubular goods and production equipment totaled approximately $3,913,000 and $3,620,000, respectively and crude oil in tanks totaled approximately $714,000 and $491,000, respectively.

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

  Income Taxes

  The Company filed a consolidated income tax return based on a May 31 fiscal tax year end through May 31, 1997, and deferred income taxes were provided for temporary differences between financial reporting and income tax bases of assets and liabilities. Effective June 1, 1997, the Company converted to an "S-corporation" under Subchapter S of the Internal Revenue Code. As a result, income taxes attributable to Federal taxable income of the Company after May 31, 1997, if any, will be payable by the stockholders of the Company. The effect of eliminating the deferred tax assets and liabilities were recognized in the results of operations for the year ended December 31, 1997, the year of adoption.

  Earnings per Common Share

  Earnings per common share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. There are no common stock equivalents or securities outstanding which would result in material dilution. The weighted-average number of shares used to compute earnings per common share was 49,042 in 1997, 49,041 in 1998 and 49,041 in 1999.

  Futures Contracts

  CGI, in the normal course of business, enters into fixed price contracts for either the purchase or sale of natural gas at future dates. Due to fluctuations in the natural gas market, CGI buys or sells natural gas futures contracts to hedge the price and basis risk associated with the specifically identified purchase or sales contracts. CGI accounts for changes in the market value of futures contracts as a deferred gain or loss until the production month of the hedged transaction, at which time the gain or loss on the natural gas futures contracts is recognized in the results of operations. At December 31, 1998 and 1999, there were no open natural gas futures contracts. Net gains and losses on futures contracts are included in gas gathering, marketing and processing revenues in the accompanying consolidated statements of operations and were immaterial for the years ended December 31, 1997, 1998 and 1999.

  Crude Oil Marketing

  During 1998, CRI began trading crude oil, exclusive of its own production, with third parties, under fixed and variable priced physical delivery contracts extending out less than one year. CRI accounted for these contracts utilizing the settlement method of accounting in the month of physical delivery through December 31, 1998.

  In December 1998, the Emerging Issues Task Force ("EITF") released their consensus on EITF 98-10 "Accounting for Energy Trading and Risk Management Activities." This statement requires that contracts for the purchase and sale of energy commodities which are entered into for the purpose of speculating on market movements or otherwise generating gains from market price differences to be recorded at their market value, as of the balance sheet date, with any corresponding gains or losses recorded as income from operations. The Company adopted EITF 98-10 effective January 1, 1999. As a result, the Company recorded an expense for the cumulative effect of change in accounting principle of $2,048,000. At December 31, 1999, the market value of the Company's open energy trading contracts resulted in an unrealized gain of $1.5 million which is recorded in crude oil marketing revenues in the accompanying consolidated statement of operations and prepaid expenses in the accompanying consolidated balance sheet.

  Crude Oil Hedging

  During the third quarter of 1999, the Company entered into forward fixed price sales contracts in accordance with its hedging policy, to mitigate its exposure to the price volatility associated with its crude oil production.
The monthly contracts total 80,000 barrels through February 2000 at $20.43 per barrel and an additional 320,000 barrels from May to December 2000 at $22.04 per barrel. At December 31, 1999, the Company had open hedging contracts totaling approximately 400,000 barrels with unrealized deferred losses of approximately $61,668. The Company accounts for changes in the market value of its hedging instruments as deferred gains or losses until the production month of the hedged transaction, at which time the realized gain or loss is recognized in the results of operations.

  Gas Balancing Arrangements

  The Company follows the "sales method" of accounting for its gas revenue whereby the Company recognizes sales revenue on all gas sold to its purchasers, regardless of whether the sales are proportionate to the Company's ownership in the property. A liability is recognized only to the extent that the Company has a net imbalance in excess of their share of the reserves in the underlying properties. The Company's aggregate imbalance positions at December 31, 1998 and 1999 were not material.

  Significant Customer

  During 1997, 1998 and 1999, approximately 46.6%, 24.2% and 25.2%, respectively, of the Company's total revenues were derived from sales made to a single customer.

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

  Presentation

  Certain information has been reclassified to conform to the 1999 presentation.

  Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Of the estimates and assumptions that affect reported results, the estimate of the Company's oil and natural gas reserves, which is used to compute depreciation, depletion, amortization and impairment on producing oil and gas properties, is the most significant.

  Accounting Principles

  In June 1998, the Financial accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, , "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -
Deferral of the Effective Date of  FASB No. 133."   Adoption of SFAS No. 133
is now required for financial statements for periods beginning after June 15, 2000. The Company will adopt this new standard effective January 1, 2001. Management has not yet determined whether the adoption of this new standard will have a material impact on its consolidated financial position or results of operations.

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

         (in thousands, except per share data)     Pro Forma (Unaudited)
                                                   ---------------------
                                                     1997         1998
                                                     ----         ----
         Revenues                                  $ 120,151     $ 318,895
                                                   =========     =========

         Net income (loss)                         $  19,618     $ (21,184)
                                                   =========     =========

         Earnings (loss) available to common stock $  19,618     $ (21,184)
                                                   =========     =========

         Earnings (loss) per common share          $ 400.03      $(431.97)
                                                   =========     =========

  On December 31, 1999 the Company's principal stockholder contributed the undivided 50% interest in the Worland Properties along with debt with an outstanding balance of $18.6 million. The Company recorded the properties at the stockholder's cost less amortization of such cost on a unit -of-production method from the stockholder's acquisition date through December 31, 1999. The contribution resulted in an addition to paid in capital of $22.4 million. The following presents unaudited pro forma results of operations for the years ended December 31, 1997, 1998, and 1999 as if the contribution had been consummated as of January 1, 1997. These pro forma results are not necessarily indicative of future results.

         (In thousands, except per share data)    Pro Forma (Unaudited)
                                                  ---------------------
                                                 1997      1998      1999
                                                 ----      ----      ----
         Revenues                              $130,277  $321,023  $341,796
                                               ========  ========  ========

         Net income (loss)                     $ 21,837  $(22,931) $  6,052
                                               ========  ========  ========

         Earnings (loss) available to
           common stock                        $ 21,837  $(22,931) $  6,052
                                               ========  ========  ========

         Earnings (loss) per common share      $ 445.28  $ 431.97  $ 123.41
                                               ========  ========  ========

  4. LONG-TERM DEBT:

  Long-term debt as of December 31, 1998 and 1999, consists of the following
  (in thousands):
                                                 1998            1999
                                                 ----            ----
Senior Subordinated Notes (a)                  $150,000        $150,000
Line of credit agreement (b)                      4,000               -
Notes payable to principal stockholder (c)            -          18,600
  Note payable to General Electric Capital
  Corporation (d)                                 3,582           2,017
  Capital lease agreements (e)                       57              20
                                               --------        --------
     Outstanding debt                           157,639         170,637
  Less-Current portion                              337             356
                                               --------        --------
     Total long-term debt                      $157,302        $170,281
                                               ========        ========

(a) On July 24, 1998, the Company consummated a private placement of $150.0 million of 10 1/4% Senior Subordinated Notes ("the Notes") due August 1, 2008, in a private placement under Securities Act Rule 144A. Interest on the Notes is payable semi-annually on each February 1 and August 1. In connection with the issuance of the Notes, the Company incurred debt issuance costs of approximately $4.7 million, which has been capitalized as other assets and is being amortized on a straight-line basis over the life of the Notes. In May 1998 the Company entered into a forward interest rate swap contract to hedge exposure to changes in prevailing interest rates on the Notes. Due to changes in treasury note rates, the Company paid $3.9 million to settle the forward interest rate swap contract. This payment results in an increase of approximately 0.5% to the Company's ef-fective interest rate or an increase of approximately $0.4 million per year over the term of the Notes. Effective November 14, 1998, the Company registered the Notes through a Form S-4 Registration Statement under the Securities Exchange Act of 1933.

(b) In August, 1998, the Company amended its previous line of credit with a bank to allow borrowings up to $75.0 million with semi-annual redetermi-nation dates as of November 1 and May 1. Effective November 1, 1998, the borrowing base was lowered to $25.0 million. The Company has collateralized the line of credit with substantially all of its oil and natural gas interests, and gathering, marketing and processing properties. This loan bears interest at either Bank One prime or adjusted LIBOR, which includes the LIBOR rate as determined on a daily basis by the bank adjusted for a facility fee percentage and non-use fee percentage. The LIBOR rate can be locked in for thirty or sixty days as determined by the Company through the use of various principal tranches; or the Company can elect to leave the interest rate based on the prime interest rate. At December
     31, 1998 interest was based on prime (7.75%). The Bank One prime interest rate at December 31, 1999, was 8.5%. Interest is payable monthly with all outstanding principal and interest due at maturity on May 14, 2001. The Company has no outstanding debt on its line of credit at December 31, 1999.

(c) During 1997, CRI and CGI entered into various notes with the principal stockholder of the Company. These notes bear interest at 8.25% with inter-est payments due monthly or quarterly for twenty-four to thirty-six months. On December 31, 1997, the notes between CRI and the principal stockholder were combined into one note totaling $21,750,000 bearing interest at 8.25% with interest payments due on a quarterly basis for twenty-four months with the balance to be paid in full by December 31, 2002. The outstanding bal-ance of notes was paid in full in connection with the sale of the undivided 50% interest in the Worland Properties to the principal stockholder in 1998, as discussed above. On December 31, 1999, the Company's principal stockholder contributed the undivided 50% interest in the Worland Properties and the Company assumed his loan of $18,600,000. The loan is at the prime interest rate which was 8.5% at December 31, 1999. Interest is payable monthly with all outstanding principal and interest due at maturity on May 1, 2001. However, on February 5, 2000 the Company drew on it's line of credit and paid this loan in full.

(d) In July 1997, the Company borrowed $4,000,000 from General Electric Capital Corporation to finance the purchase of an airplane. The note accrues interest at 7.91% to be paid in one hundred nineteen (119) consecutive monthly installments of principal and interest of $48,341 each and a final installment of approximately $48,000. It is secured by the airplane. As of December 31, 1999 the outstanding principal balance was $2,016,819.

(e) During 1997, the Company entered into two capital lease agreements to purchase a copier and computer equipment. The agreements require monthly payments of principal and interest totaling $559.13 and $2,080.67 for forty-two and sixty months, respectively.

  The Company's line of credit agreement contains certain negative financial and certain information reporting covenants. The Company was in compliance with the covenants at December 31, 1999 and expects to be in compliance through the date the agreement terminates.

  The annual maturities of long-term debt subsequent to December 31, 1999, are as follows (in thousands):

                  2000                      $    356
                  2001                        18,958
                  2002                           387
                  2003                           419
                  2004 and thereafter        150,517
                                            --------
                     Total maturities       $170,637
                                            ========

At December 31, 1999, the Company had $853,750 of outstanding letters of credit which expire during 2000.

5.  INCOME TAXES:

  The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." As mentioned in Note 2, effective June 1, 1997, the Company converted to an S-Corporation resulting in the taxable income or loss of the Company from that date being reported to the stockholders and included in their respective Federal and state income tax returns. Accordingly, the deferred income tax assets and liabilities at May 31, 1997, were eliminated through recording a provision for income tax benefit. The components of income tax expense (benefit) for the year ended December 31, 1997 is as follows (in thousands):

                                            1997
                                            ----
       Current                            $  3,038
       Deferred                            (11,979)
                                          --------
      Income tax expense (benefit)        $ (8,941)
                                          ========

  The provision for income taxes differs from an amount computed at the statutory rates at December 31, 1997 as follows (in thousands):

                                                 1997
                                                 ----
      Federal income tax at statutory rates   $    6,040
      State income taxes                             518
      Nondeductible expenses                          30
      Conversion to S-Corporation                (15,529)
                                              ----------
           Income tax benefit                 $   (8,941)
                                              ==========

6. COMMITMENTS AND CONTINGENCIES:

  The Company maintains a defined contribution pension plan for its employees under which it makes discretionary contributions to the plan based on a percentage of eligible employees compensation. During 1997, 1998 and 1999, contributions to the plan were 4%, 5% and 5%, respectively, of eligible employees' compensation. However, the Company suspended its 5% contribution from January 1, 1999 to April 1, 1999 due to low commodity prices. Pension expense for the years ended December 31, 1997, 1998 and 1999, was approximately $242,000, $374,000 and
$252,000, respectively.

  The Company and other affiliated companies participate jointly in a self-insurance pool (the "Pool") covering health and workers' compensation claims made by employees up to the first $50,000 and $500,000, respec-tively, per claim. Any amounts paid above these are reinsured through third-party providers. Premiums charged to the Company are based on estimated costs per employee of the Pool. No additional premium assess-ments are anticipated for periods prior to December 31, 1999. Property and general liability insurance is maintained through third-party providers with a $50,000 deductible on each policy.

  The Company is involved in various legal proceedings in the normal course of business, none of which, in the opinion of management, will have a material adverse effect on the financial position or results of operations of the Company. The Company has been successful in Federal courts in its lawsuit against a gas purchaser arising from tortious interference with business relations. A judgment was awarded for actual and punitive damages under the Federal lawsuit totaling $30,269,000 plus accrued interest. In May 1996, this decision was remanded by the U.S. Supreme Court back to the Tenth Circuit Court of Appeals for further consideration. During 1997, this lawsuit was settled with an aggregate judgment of $9,500,000 of which the Company's share was approximately $7,500,000. This amount is included in other income in the accompanying consolidated statement of operations for the year ended December 31, 1997.

  On May 15, 1998, the Company and an unrelated third party entered into a definitive agreement to exchange undivided interests in approximately 65,000 gross (59,000 net) leasehold acres in the northern half of the Cedar Hills Field. On August 19, 1998, the Company instituted a declara-tory judgment action against the unrelated third party in the Oklahoma District Court. The Company sought a declaratory judgment determining that it is excused from further performance under its exchange agreement with the third party. The third party denied the Company's allegations and sought specific performance by the Company, plus monetary damages of an unspecified amount. A non-jury trial was held in the case in October, 1999. On December 22, 1999, the Court issued an Order re-quiring the parties to proceed in accordance with terms of the Trade Agreement and instructing them to use their best efforts to finalize the Agreements. Even though Continental is appealing the decision of the Trial Court, it is complying with the Order entered by the Court.

  Due to the nature of the oil and gas business, the Company is exposed to possible environmental risks. The Company has implemented various policies and procedures to avoid environmental contamination and risks from environ-mental contamination. The Company is not aware of any material potential environmental issues or claims.

7. RELATED PARTY TRANSACTIONS:

  In December 1998, the Company borrowed $10,000,000 from their principal stockholder. The note bears interest at 8.5% and is payable on demand. The note was repaid in January 1999.

  The Company, acting as operator on certain properties, utilizes affiliated companies to provide oilfield services such as drilling and trucking. The total amount paid to these companies, a portion of which is billed to other interest owners, was approximately $11,852,000, $12,842,000 and $7,418,000 during the years ended December 31, 1997, 1998 and 1999, respectively.
These services are provided at amounts which management believes approxi-mate the costs which would have been paid to an unrelated party for the same services. At December 31, 1998 and 1999, the Company owed approxi-mately $876,000 and $448,000, respectively, to these companies which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. These companies and other companies owned by the Company's principal stockholder also own interests in wells operated by the Company and provide oilfield related services for the Company. At December 31, 1998 and 1999, approximately $1,371,000 and $875,000, respectively, from affiliated companies is included in accounts receivable in the accompanying consolidated balance sheets.

  During 1998, approximately $5,692,000 and $1,522,000 of the Company's crude marketing revenues and purchases, respectively, were transacted with Independent Trading and Transportation Company ("ITT") an affiliate of the Company. There were no transactions with ITT in 1999.

  CRI and CGI advance certain amounts to affiliates primarily for operating expenditures. The advances outstanding to affiliates at December 31, 1998, totaled approximately $700 and none were outstanding at December 31, 1999. Interest income earned during the years ended December 31, 1997, 1998 and 1999, was approximately $33,000, $296,000 and $0, respectively, on advances to affiliates.

  The Company leases office space under operating leases directly or in-directly from the principal stockholder. Rents paid associated with these leases totaled approximately $294,000, $363,000 and $369,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

  During the years ended December 31, 1998, advances were made to the Company from the principal stockholder. Interest expense related to these advances totaled approximately $721,000 in 1998.

  Effective June 1, 1998, The Company sold an undivided 50% interest in the 70,000 net leasehold acres it acquired in the Worland Field Acquisition to its principal stockholder. The Worland Field sale did not include inventory and certain items of equipment which the Company had acquired in the Worland Field Acquisition. The $42.6 million purchase price paid by the principal
stockholder equals the Company's cost basis in such leasehold acres.   In
December 1999 the principal stockholder contributed his interests in the purchased properties along with debt of $18,600,000. The properties were recorded at the stockholder's cost less amortization of such cost on a unit-of-production method from the stockholder's acquisition date through the date contributed to the Company. The contribution was recorded as an addition to paid-in capital.

8. IMPAIRMENT OF LONG-LIVED ASSETS:

  The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." During 1997, 1998 and 1999 the Company reviewed its oil and gas properties which are maintained under the successful efforts method of accounting, to identify properties with excess of net book value over projected future net revenue of such properties. Any such excess net book values identified were evaluated further considering such factors as future price escalation, probability of additional oil and gas reserves and a discount to present value. If an impairment was determined appropriate an additional charge was added to depreciation, depletion and amortization ("DD&A") expense.
The Company recognized additional DD&A impairment in 1997 and 1998 of approximately $5,000,000 and $7,900,000, respectively. No impairment was required in 1999.

9. GUARANTOR SUBSIDIARIES:

  The Company's wholly owned subsidiaries have guaranteed the Notes discussed in Note 4. The following is a summary of the financial information of CGI for 1997, 1998 and 1999 (in thousands):

                                           1997           1998           1999
                                           ----           ----           ----
     AS OF DECEMBER 31
     Current assets                     $   3,094      $   2,493      $   3,392
     Noncurrent assets                     20,263         22,263         21,643
                                        ---------      ---------      ---------
       Total assets                        23,357         24,756         25,035
                                        =========      =========      =========
     Current liabilities                   11,043         13,503         13,188
          Noncurrent liabilities              200            616              -
     Stockholder's  equity                 12,114         10,637         11,847
                                        ---------      ---------      ---------
       Total liabilities and
          stockholder's equity             23,357         24,756         25,035
                                        =========      =========      =========
     FOR THE YEAR ENDED DECEMBER 31
     Total revenues                     $  29,656      $  20,859      $  25,037
     Operating costs and expenses          29,122         21,703         24,185
                                        ---------      ---------      ---------
       Operating income (loss)                534           (844)           852
     Other expenses                           (17)          (633)          (758)
     Income tax benefit                     2,028              -              -
                                        ---------      ---------      ---------
     Net income (loss)                  $   2,545      $ (1 ,477)     $      94
                                        =========      =========      =========

  At December 31, 1998 and 1999, current liabilities payable to CRI totaled approximately $10,000,000 and $9,500,000, respectively. For the years ended December 31, 1997, 1998 and 1999, depreciation, depletion and amortization, included in operating costs, totaled approximately $1,560,000, $2,178,000 and $2,063,000, respectively.

  Since its incorporation, CCC has had no operations, has acquired no assets and has incurred no liabilities.

10. SUBSEQUENT EVENTS:

  On January 2000, the Company sold for $5.8 million all of its oil and gas properties in the Arkoma Basin, along with the Rattlesnake and Enterprise Gas Gathering systems. The standardized measure of discounted future net cash flows at December 31, 1999 attributable to the oil and gas properties was approxi-mately $2.4 million and the Company's net book carrying value of the oil and gas properties and the gathering systems was approximately $2.5 million.

  On February 29, 2000, the Company purchased $3,000,000 of the Notes for $2,880,000 plus accrued interest and commissions and on March 10, 2000, the Company purchased $1,000,000 of the Notes for $950,000 plus accrued interest and no commission.

11. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED):

  Proved Oil and Gas Reserves (Unaudited)

  The following reserve information was developed from reserve reports as of December 31, 1996, 1997, 1998 and 1999, prepared by independent reserve engineers and by the Company's internal reserve engineers and set forth the changes in estimated quantities of proved oil and gas reserves of the Company during each of the three years presented.

                                                             Crude Oil and
                                            Natural Gas        Condensate
                                              (MMCF)       (BBLS in thousands)
                                            -----------    -------------------
Proved reserves as of December 31, 1996          50,535            19,492
  Revisions of previous estimates                 3,640             6,731
  Extensions, discoveries and other additions     2,903             2,072
  Production                                     (5,789)           (3,518)
  Sale of minerals in place                      (1,911)              (58)
                                                -------           -------

Proved reserves as of December 31, 1997          49,378            24,719
  Revisions of previous estimates                   262            (8,065)
  Extensions, discoveries and other additions     2,878             1,011
  Production                                     (6,755)           (3,981)
  Sale of minerals in place                        (165)             (177)
  Purchase of minerals in place                   9,621             6,423
                                                -------           -------

Proved reserves as of December 31, 1998          55,219            19,930
  Revisions of previous estimates                14,602            12,462
  Extensions, discoveries and other additions     2,174               326
  Production                                     (6,640)           (3,221)
  Sale of minerals in place                         (97)               (3)
  Purchase of minerals in place                  10,503             7,130
                                                -------           -------

Proved reserves as of December 31, 1999          75,761            36,624
                                                =======           =======

  Proved reserves are estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

  There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be precisely measured, and estimates of engineers other than the Company's might differ materially from the estimates set forth herein. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quanti-ties of oil and gas that are ultimately recovered.

  Gas imbalance receivables and liabilities for each of the three years ended December 31, 1997, 1998 and 1999, were not material and have not been included in the reserve estimates.

  Proved Developed Oil and Gas Reserves (Unaudited)

  The following reserve information was developed by the Company and set forth the estimated quantities of proved developed oil and gas reserves of the Company as of the beginning of each year.

                                                             Crude Oil and
                                            Natural Gas        Condensate
Proved Developed Reserves                     (MMCF)       (BBLS in thousands)
-------------------------                   -----------    -------------------
January 1, 1997                                 49,082             15,265
January 1, 1998                                 47,676             19,411
January 1, 1999                                 54,901             19,095
January 1, 2000                                 65,723             34,432

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

                                                 1997       1998       1999
                                                 ----       ----       ----
Property acquisition costs:
  Proved Purchased                             $    476   $ 85,100   $ 19,745
  Proved Contributed                                  -          -     22,461
  Unproved                                        4,641      3,770      1,274
                                               --------   --------   --------
      Total property acquisition costs            5,117     88,870     43,480

Exploration costs                                 9,792      4,801        379
Development costs                                49,268     34,144     10,945
                                               --------   --------   --------
Total                                          $ 64,177   $127,815   $ 54,804
                                               ========   ========   ========

  Aggregate Capitalized Costs

  Aggregate capitalized costs relating to the Company's oil and gas producing activities, and related accumulated DD&A, as of December 31 (in thousands of dollars):

                                         1998         1999
                                         ----         ----
Proved oil and gas properties          $270,708     $322,452
Unproved oil and gas properties          18,233       13,733
                                       --------     --------
      Total                             288,941      336,185

Less- Accumulated DD&A                  111,618      126,995
                                       --------     --------
Net capitalized costs                  $177,323     $209,190
                                       ========     ========

  Oil and Gas Operations (Unaudited)

  Aggregate results of operations for each period ended December 31, in connection with the Company's oil and gas producing activities are shown below (in thousands of dollars):

                                               1997      1998       1999
                                               ----      ----       ----
Revenues                                    $ 78,599   $ 60,162   $ 65,949
Production costs                              20,748     22,611     19,368
Exploration expenses                           6,806      7,106      7,750
DD&A and valuation provision<F1>              30,202     34,662     16,778
                                            --------   --------   --------
Income (loss)                                 20,843     (4,217)    22,053
Income tax expense<F2>                         3,300          -          -
                                            --------   --------   --------
 Results of operations from producing
 activities (excluding corporate
 overhead and interest costs)               $ 17,543   $ (4,217)  $ 22,053
                                            ========   ========   ========
______________________

<F1> Includes $5.0 million, $7.9 million in 1997 and 1998, respectively, of additional DD&A as a result of SFAS No. 121 impairments.
<F2> The 1997 income tax provision was computed based on estimated oil and gas operations income for the five months ended March 31, 1997, times the estimated effective income tax rate. The Company's S-Corporation status was effective June 1, 1997.

  Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

  The following information is based on the Company's best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 1997, 1998 and 1999 as required by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 69. The Standard requires the use of a 10% discount rate. This in-formation is not the fair market value nor does it represent the expected present value of future cash flows of the Company's proved oil and gas reserves (in thousands of dollars).

                                           1997        1998          1999
                                           ----        ----          ----
Future cash inflows                    $  576,330   $  328,333    $1,069,436
Future production and development costs  (189,520)    (157,003)     (422,558)
Future income tax expenses                      -            -             -
                                       ----------   ----------    ----------
Future net cash flows                     386,810      171,330       646,878
10% annual discount for estimated timing
 of cash flows                           (145,185)     (63,660)     (312,467)
                                       ----------   ----------    ----------
Standardized measure of discounted
 future net cash flows                 $  241,625   $  107,670    $  334,411
                                       ==========   ==========    ==========

  Future cash inflows are computed by applying year-end prices of oil and gas relating to the Company's proved reserves to the year-end quantities of those reserves. The year-end weighted average oil price utilized in the computa-ion of future cash inflows was approximately $18.06, $10.84, and $24.38 per BBL at December 31, 1997, 1998, and 1999, respectively. The year-end weighted average gas price utilized in the computation of future cash inflows was approximately $2.25, $1.64, and $1.76 per MCF at December 31, 1997,1998, and 1999, respectively.

  Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company's proved oil and gas reserves at the end of the year, based on year-end costs, and assuming continuation of existing economic conditions.

  Income taxes were not computed at December 31, 1997, 1998 or 1999, as the Company elected S-Corporation status effective June 1, 1997.

  Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company's proved oil and gas reserves at year-end are shown below (in thousands of dollars):

                                                1997       1998       1999
                                                ----       ----       ----
 Standardized measure of discounted
  future net cash flows at the
  beginning of the year                       $177,133   $241,625   $107,670
 Extensions, discoveries and improved
  recovery, less related costs                  16,352      7,088      5,370
 Revisions of previous quantity
  estimates                                     58,001    (34,228)   128,280
 Changes in estimated future
  development costs                            (36,901)     2,506    (25,914)
 Purchases(sales) of minerals in place          (3,233)    11,815     49,984
 Net changes in prices and production
  costs                                        (51,456)  (116,458)   135,803
 Accretion of discount                          17,713     24,163     10,767
 Sales of oil and gas produced, net of
  production costs                             (57,851)   (37,551)   (46,581)
 Development costs incurred during the
  period                                        32,474     22,960      1,246
 Net change in income taxes                     89,915          -          -
 Change in timing of estimated future
  production, and other                           (522)   (14,250)   (32,214)
                                              --------   --------   --------
 Standardized measure of discounted
  future net cash flows at the end of
  the year                                    $241,625   $107,670   $334,411
                                              ========   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth names, ages and titles of the directors and executive officers of the Company.


      NAME               AGE               POSITION
Harold Hamm(1)(2)        54    Chairman of the Board of Directors, President,
                               Chief Executive Officer and Director

Jack Stark(1)(3)         45    Senior Vice President--Exploration and Director

Jeff Hume(1)(4)          49    Senior Vice President--Drilling Operations and
                               Director

Randy Moeder(1)(2)       39    Senior Vice President, General Counsel,
                               Secretary and Director

Roger Clement(1)(3)      55    Senior Vice President, Chief Financial Officer,
                               Treasurer and Director

Tom Luttrell             42    Senior Vice President--Land

Jeff White(5)            33    Senior Vice President--Business Development

Tom Myers                54    Manager of Production Operations
------------------

(1) Member of the Executive, Compensation and Audit Committees.

(2) Term expires in 2002.

(3) Term expires in 2001.

(4) Term expires in 2000.

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

  JEFF WHITE has been Vice President--Business Development of the Company since July 1996 and was promoted to Senior Vice President--Business Development in May, 1998. From 1993 to July 1996, Mr. White served as Special Assistant to the Chairman of the Federal Deposit Insurance Corporation and also served as a Financial Analyst for the Federal Deposit Insurance Corporation. From July, 1990 to December, 1992, Mr. White served as a financial/budget analyst on issues relating to Resolution Trust Corporation funding. Prior to 1990, Mr. White served as an analyst to the Banking Committee of the House of Representatives.

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

ITEM 11. EXECUTIVE COMPENSATION

                            SUMMARY COMPENSATION TABLE

                                                       Securities
                                               Other   Underlying
                       Annual Compensation    Annual     Option     All Other
                       ------------------- Compensation  Awards   Compensation
Name            Year    Salary($) Bonus($)  ($)(1)   (# of shares)    ($)(2)
----            ----    --------- --------  ------   -------------    ------
Harold Hamm    1999(3)  $      -  $      -  $      -  $      -      $      -
               1998      250,000         -         -         -           857
               1997      187,506         -         -         -             -

Jack Stark     1999      131,616     5,000         -         -         8,942
               1998      139,964         -         -         -        12,831
               1997      116,550    10,249         -         -         9,815

Jeff Hume      1999      125,456     5,000         -         -        12,094
               1998      123,584         -         -         -        17,226
               1997      113,350    10,249         -         -        11,162

Tom Myers      1999      106,928     1,300         -         -         8,519
               1998      105,513         -         -         -        11,942
               1997      102,679     7,289         -         -           346

Roger Clement  1999      106,008     5,000         -         -         3,756
               1998       98,476         -         -         -         4,823
               1997       89,968     9,718         -         -         3,118

Randy Moeder   1999      102,313    20,000         -         -         8,200
               1998       91,333         -         -         -        19,566
               1997       90,743    10,436         -         -        18,666
-----------------

(1) Represents the value of perquisites and other personal benefits in excess of 10% of annual salary and bonus. For the year ended December 31, 1999, the Company paid no other annual compensation to its named Executive Officers.

(2) Represents contributions made by the Company to the accounts of executive officers under the Company's profit sharing plan and under the Company's nonqualified compensation plan.

(3) Received no compensation during the calendar year 1999.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Set forth below is a description of transactions entered into between the Company and certain of its officers, directors, employees and stockholders during 1999. Certain of these transactions will continue in the future and may result in conflicts of interest between the Company and such individuals, and there can be no assurance that conflicts of interest will always be resolved in favor of the Company.

  OIL AND GAS OPERATIONS. In its capacity as operator of certain oil and gas properties, the Company obtains oilfield services from related companies, including Hamm & Phillips Service Company, Stride Well Service Inc., Oil Tool Rentals, Inc. and Catworks, Inc. These services include leasehold acquisition, well location, site construction and other well site services, saltwater trucking, use of rigs for completion and workover of oil and gas wells and the rental of oil field tools and equipment. Harold Hamm is the chief executive officer and principal stockholder of each of these related companies. The aggregate amounts paid by Continental to these related companies during 1999 was $7.4 million and at December 31, 1999 the Company owed these companies approximately $0.4 million in current accounts payable. The services discussed above were provided at costs and upon terms that management believes are no less favorable to the Company than could have been obtained from unrelated parties. In addition, Harold Hamm and certain companies controlled by him own interests in wells operated by the Company.
At December 31, 1999, the Company owed such persons an aggregate of $1,239,000, representing their shares of oil and gas production sold by the Company.

  STOCKHOLDER LOANS AND ADVANCES. During 1999, the Company made no loans or advances to the principal stockholder or affiliates.

  OFFICE LEASE. The Company leases office space under operating leases directly or indirectly from the principal stockholder and Continental Management Company, L.L.C., a Company owned in part by the principal stockholder. In 1999, the Company paid rents associated with these leases of approximately $369,000.
The Company believes that the terms of its lease are no less favorable to the Company than those which would be obtained from unaffiliated parties.

  PARTICIPATION IN WELLS. Certain officers and directors of the Company have participated in, and may participate in the future in, wells drilled by the Company, or as in the principal stockholder's case the acquisition of prop-erties. At December 31, 1999, the aggregate unpaid balance owed to the Company by such officers and directors was $768,000, none of which was past due. Of the amount due from directors and officers at December 31, 1999, $767,000 is associated with the principal stockholder's ownership in the Worland field. Currently, the December 31, 1999 balance has been paid and the amount due from the principal stockholder is approximately $11,000.

WORLAND FIELD. Effective June 1, 1998, the Company sold an undivided 50% interest in the 70,000 net leasehold acres it acquired in the Worland Field Acquisition to its principal stockholder, Harold Hamm. The Worland Field sale did not include inventory and certain items of equipment which the Company had acquired in the Worland Field Acquisition. The $42.6 million purchase price paid by the principal stockholder equals the Company's cost basis in such leasehold acres. The principal stockholder paid $19.3 million of the purchase price in cash and the balance of $23.3 million by the cancellation of indebtedness owed to the principal stockholder by the Company. The principal stockholder is subject to the applicable unit agreements in place with respect to his interests in the Worland Field. In December 1999, the principal stockholder contributed his interest in the purchased properties of approximately $41.4 million along with debt of $18.6 million.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS:

  The following financial statements of the Company and the Report of the Company's Independent Public Accountants thereon are included in PART II,
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Report of Independent Public Accountants

    Consolidated Balance Sheet as of December 31, 1998 and 1999

    Consolidated Statement of Operations for the three years in the period ended December 31, 1999

    Consolidated Statement of Cash Flows for the three years in the period ended December 31, 1999

    Consolidated Statement of Changes in Equity for the three years in the period ended December 31, 1999

    Notes to the Consolidated Financial Statements

    2.  FINANCIAL STATEMENT SCHEDULES:

  All schedules are omitted because the required information is inapplicable or the information is presented in the Financial Statements or the notes thereto.

(b) REPORTS ON FORM 8-K

    None

(c) EXHIBITS:

3.1 Amended and Restated Certificate of Incorporation of Continental Resources, Inc. [3.1] (1)
3.2    Amended and Restate Bylaws of Continental Resources, Inc. [3.2] (1)
3.3    Certificate of Incorporation of Continental Gas, Inc. [3.3] (1)
3.4    Bylaws of Continental Gas, Inc., as amended and restated. [3.4] (1)
3.5    Certificate of Incorporation of Continental Crude Co. [3.5] (1)
3.6    Bylaws of Continental Crude Co. [3.6] (1)
4.1 Restated Credit Agreement dated May 12, 1998 among Continental Resources, Inc. and Continental Gas, Inc., as Borrowers and Bank One, Oklahoma, N.A. and the Institutions named therein as Banks and Bank One,
       Oklahoma, N.A. as Agent (the "Credit Agreement") [4.1] (1)
4.1.1 First Amendment to the Credit Agreement between Registrant, the financial institutions named therein and Bank One, Oklahoma, N.A., as Agent dated February 10, 1999 (2)
4.2    Form of Revolving Note under the Credit Agreement [4.2] (1)
4.3 Indenture dated as of July 24, 1998 between Continental Resources, Inc., as Issuer, the Subsidiary Guarantors named therein and the United
       States Trust Company of New York, as Trustee [4.3] (1)
10.4* Conveyance Agreement of Worland Area Properties from Harold G. Hamm, Trustee of the Harold G. Hamm Revocable Intervivos Trust dated April 23, 1984 to Continental Resources, Inc.
10.5*  Purchase Agreement signed January 2000, effective October 1, 1999 by and between Patrick Energy Corporation as Buyer and Continental Resources, Inc. as Seller
12.1*  Statement re computation of ratio of debt to Adjusted EBITDA
12.2*  Statement re computation of ratio of earning to fixed charges
12.3*  Statement re computation of ratio of Adjusted EBITDA to interest expense
21.0 Subsidiaries of Registrant incorporated by reference to page 1 of 1999 Annual Report
27*    Financial Data Schedule
_________________________

 *  Filed herewith

(1) Filed as an exhibit to the Company's Registration Statement on Form S-4, as amended (No. 333-61547) which was filed with the Securities and Exchange Commission. The exhibit number is indicated in brackets and is incorporated by reference herein.

(2) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 28, 2000                          Continental Resources, Inc.

                                        HAROLD HAMM
                                        Harold Hamm
                                        Chairman of the Board, President
                                        And Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

           Signatures                Title                Date


HAROLD HAMM
Harold Hamm              Chairman of the Board,           March 28, 2000
                         President, Chief Executive
                         Officer (principal executive
                         officer) and Director

Roger V. Clement         Senior Vice President and        March 28, 2000
                         Chief Financial Officer
                         (Principal financial officer
                         and principal accounting
                         officer), Treasurer,
                         and Director

Jack Stark               Senior Vice President and        March 28, 2000
                         Director

Randy Moeder             Senior Vice President,           March 28, 2000
                         Secretary and Director

Jeff Hume                Senior Vice President and        March 28, 2000
                         Director

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

                                   EXHIBIT INDEX
Exhibit
 No.                 Description                   Method of Filing
-------              -----------                   ----------------
3.1      Amended and Restated Certificate of  Incorporated herein by reference
         Incorporaiton of Continental
         Resources, Inc.
3.2      Amended and Restated Bylaws of       Incorporated herein by reference
         Continental Resources, Inc.
3.3      Certificate of Incorporation of      Incorporated herein by reference
         Continental Gas, Inc.
3.4      Bylaws of Continental Gas, Inc., as  Incorporated herein by reference amended and restated
3.5      Certificate of Incorporation of      Incorporated herein by reference
         Continental Crude Co.
3.6      Bylaws of Continental Crude Co.      Incorporated herein by reference
4.1      Restated Credit Agreement dated May, Incorporated herein by reference
         12, 1998 among Continental Resources,
         Inc. and Continental Gas, Inc., as
         Borrowers and Bank One, Oklahoma, N.A.
         and the Institutions named therein as
         Bank and Bank One, Oklahoma, N.A. as
         Agent
4.1.1    First Amendment to the Credit        Incorporated herein by reference
         Agreement between Registrant, the
         financial institutions named therein
         and Bank One, Oklahoma, N.A., as Agent
         dated February 10, 1999
4.2      Form of Revolving Note under the     Incorporated herein by reference
         Credit Agreement
4.3      Indenture dated as of July 24, 1998  Incorporated herein by reference between Continental Resources, Inc.,
         as Issuer, the Subsidiary Guarantors
         named therein and the United States
         Trust Company of New York, as Trustee
10.4     Conveyance Agreement of Worland      Filed herewith electronically
         Area Properties from Harold G.
         Hamm, Trustee of the Harold G.
         Hamm Revocable Intervivos Trust
         dated April 23, 1984 to
         Continental Resources, Inc. as
         Seller
10.5     Purchase Agreement signed            Filed herewith electronically
         January 2000, effective October
         1, 1999 by and between Patrick
         Energy Corporation as Buyer and
         Continental Resources, Inc. as
         Seller
12.1     Statement re computation of ratio    Filed herewith electronically
         of debt to Adjusted EBITDA
12.2     Statement re computation of          Filed herewith electronically
         earnings to fixed charges
12.3     Statement re computation of          Filed herewith electronically
         ratio of Adjusted EBITDA to
         interest expense
21.0     Subsidiaries of Registrant           Incorporated herein by reference
         incorporated by reference to
         page 1 of 1999 Annual Report
27       Financial Data Schedule              Filed herewith electronically