Form 10-Q
period 2000-03-31
CONTINENTAL RESOURCES INC
filed 2000-05-12
CIK 732834

United States
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2000

                                   OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                   Commission File Number: 333-61547

                       CONTINENTAL RESOURCES, INC.
         (Exact name of registrant as specified in its charter)


                                Oklahoma
                               73-0767549

                    (State or other jurisdiction of
                     incorporation or organization)
                            (I.R.S. Employer
                           Identification No.)

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


           Class                    Outstanding as of March 12, 2000
 Common Stock, $1.00 par value                   49,041

                            TABLE OF CONTENTS


PART I.    Financial Information

ITEM 1. FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . 3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . 7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.10

PART II.   Other Information

ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . .11

                PART I.    Financial Information

ITEM 1. FINANCIAL STATEMENTS

         CONTINENTAL RESOURCES, INC.  AND SUBSIDIARIES
                  CONSOLIDATED BALANCE  SHEETS
         (dollars in thousands, except per share data)
                             ASSETS
                                                           (Unaudited)
                                            December 31,    March 31,
                                              1999             2000
                                            ------------   -----------
CURRENT  ASSETS:
  Cash                                      $   10,421     $   10,221
  Accounts receivable-
     Oil and gas sales. . . . . . .             11,508         14,869
     Joint interest and other, net.              8,517          6,044
  Inventories . . . . . . . . . . .              4,112          4,966
  Prepaid expenses. . . . . . . . .              1,690          1,430
                                            ----------     ----------
       Total current assets . . . .             36,248         37,530
                                            ----------     ----------

PROPERTY AND EQUIPMENT:
  Oil and gas properties
     Producing properties . . . . .            293,467        291,988
     Nonproducing leaseholds  . . .             43,083         43,412
  Gas gathering and processing facilities       25,740         23,909
  Service properties, equipment and other       14,884         16,895
                                            ----------     ----------
       Total property and equipment            377,174        376,204
         Less--Accumulated depreciation,
         depletion and amortization.          (138,872)      (139,387)
                                            ----------     ----------
         Net property and equipment.           238,302        236,817
                                            ----------     ----------
OTHER ASSETS:
  Debt issuance costs  . . . . . . .             7,847          7,574
  Other assets . . . . . . . . . . .               162             76
                                            ----------     ----------
         Total other assets  . . . .             8,009          7,650
                                            ----------     ----------
         Total assets  . . . . . . .        $  282,559     $  281,997
                                            ==========     ==========

             LIABILITIES   AND  STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . .        $    8,448     $    9,202
  Current portion of long-term debt.               356             14
  Revenues and royalties payable . .             6,865          6,386
  Accrued liabilities and other. . .             9,776          6,246
                                            ----------     ----------
         Total current liabilities              25,445         21,848
                                            ----------     ----------
LONG-TERM DEBT, net of current portion         170,281        158,000

OTHER NONCURRENT LIABILITIES . . . .               167            167

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value, 75,000 shares
  authorized, 49,041 shares issued and
  outstanding  . . . . . . . . . . .                49             49
  Additional paid-in-capital . . . .            25,182         25,182
  Retained earnings. . . . . . . . .            61,435         76,751
                                            ----------     ----------
         Total stockholders' equity             86,666        101,982
                                            ----------     ----------
         Total liabilities and stockholders'
         equity. . . . . . . . . . .        $  282,559     $  281,997
                                            ==========     ==========

The accompanying notes are an integral part of these consolidated balance sheets.

           CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES

         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         (dollars in thousands, except per share data)
                                          Three Months Ended March 31,
                                          ----------------------------
                                               1999           2000
                                               ----           ----
REVENUES:
   Oil and gas sales  . . . . . . .       $   10,113      $   27,828
   Crude oil marketing. . . . . . .           90,139          61,805
   Gathering, marketing and processing         3,436           6,904
   Oil and gas service operations .            1,343           2,063
                                          ----------      ----------

      Total revenues. . . . . . . .          105,031          98,600
                                          ----------      ----------

OPERATING COSTS AND EXPENSES:
  Production expenses . . . . . . .            2,891           4,779
  Production taxes. . . . . . . . .              543           2,144
  Exploration expenses. . . . . . .            1,356             993
  Crude oil marketing purchases . .           86,642          60,709
  Crude oil marketing expenses. . .                -              39
  Gathering, marketing and processing          2,743           5,304
  Oil and gas service operations. .              343           1,183
  Depreciation, depletion and amortization     5,443           5,551
  General and administrative. . . .            2,032           2,132
                                          ----------      ----------

     Total operating costs and expenses      101,993          82,834
                                          ----------      ----------

OPERATING INCOME  . . . . . . . . .            3,038          15,766
                                          ----------      ----------

OTHER INCOME AND EXPENSES
  Interest income . . . . . . . . .               86             159
  Interest expense. . . . . . . . .           (4,104)         (4,083)
  Other income (expense), net . . .                8           3,474
                                          ----------      ----------

     Total other income and (expenses)        (4,010)           (450)
                                          ----------      ----------

INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE        (972)         15,316

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE . . . . . .           (2,048)              -
                                          ----------      ----------

NET INCOME (LOSS) . . . . . . . . .       $   (3,020)     $   15,316
                                          ==========      ==========

EARNINGS (LOSS) PER COMMON SHARE. .       $   (61.59)     $   312.30
                                          ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

           CONTINENTAL RESOURCES, INC.  AND SUBSIDIARIES

         UNAUDITED CONSOLIDATED  STATEMENTS OF CASH FLOWS
                     (dollars in thousands)
                                                 Three Months Ended March  31,
                                                 -----------------------------
                                                        1999           2000
                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                   $   (3,020)    $   15,316

Adjustments to reconcile to net income or (loss) to
  cash provided by operating activities--
  Depreciation, depletion and amortization               5,443          5,551
  Gain on sale of assets                                    (3)        (3,298)
  Dry hole cost and impairment of undeveloped leases     1,441            377
  Other noncurrent assets                                   (1)           183
Changes in current assets and liabilities--
  (Increase)/Decrease in accounts receivable             3,621           (888)
  Increase in inventories                                 (846)          (854)
  Decrease/(Increase) in prepaid  expenses              (1,577)           260
  Increase/(Decrease) in accounts payable               (4,639)           754
  Decrease in revenues and royalties payable            (1,726)          (479)
  Decrease in accrued liabilities and other             (4,455)        (3,530)
                                                    ----------     ----------
    Net cash provided by (used in)operating activities  (5,762)        13,392
                                                    ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development                             (925)        (7,532)
  Gas gathering and processing facilities and
    service properties, equipment and other               (272)          (230)
  Proceeds from sale of assets                               3          6,793
  Advances from (to) affiliates                             (1)             -
                                                    ----------     ----------
    Net cash used in investing activities               (1,195)          (969)
                                                    ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit and other                 4,600         12,600
  Repayment of line of credit and other                    (94)       (25,223)
  Proceeds from note receivable                             96              -
  Repayment of short-term note due to stockholder      (10,000)             -
                                                    ----------     ----------

    Net cash provided by (used in) financing activities (5,398)       (12,623)
                                                    ----------     ----------

NET DECREASE IN CASH                                   (12,355)          (200)

CASH AND CASH EQUIVALENTS, beginning of period          15,817         10,421
                                                    ----------     ----------

CASH AND CASH EQUIVALENTS, end of period            $    3,462     $   10,221
                                                    ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                     $    8,257      $   8,022

The accompanying notes are an integral part of these consolidated financial statements.

          CONTINENTAL  RESOURCES, INC.  AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  CONTINENTAL RESOURCES, INC.'S FINANCIAL STATEMENTS

  In the opinion of Continental Resources, Inc. ("CRI" or the "Company") the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2000, the results of operations and cash flows for the three months ended March 31, 1999 and 2000. The unaudited consolidated financial statements for the interim periods presented do not contain all information required by generally accepted accounting principles. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 1999.

2.  LONG-TERM DEBT:

  Long-term debt as of December 31, 1999 and March 31, 2000 consists of the following:

                                            December 31, 1999   March 31, 2000
                                            -----------------   --------------
                                                   (dollars in thousands)
Senior Subordinated Notes. . . . .              $ 150,000           $ 146,000
Credit facility. . . . . . . . . .                      -              12,000
Notes payable to principle stockholder             18,600                   -
Notes payable to General Electric
  Capital Corporation                               2,017                   -
Capital lease agreements . . . . .                     20                  14
                                                ---------           ---------
     Outstanding debt. . . . . . .                170,637             158,014
Less current portion . . . . . . .                    356                  14
                                                ---------           ---------
     Total long-term debt. . . . .              $ 170,281           $ 158,000
                                                =========           =========

  On December 31, 1999, the Company's principal stockholder contributed his undivided 50% interest in the Worland Properties and the Company assumed his loan of $18.6 million. By February 5, 2000, the Company had paid this loan in full with cash flow from operations and bank borrowings.

  Subsequent to March 31, 2000 the Company made payments of $4.0 million to reduce the outstanding debt against its credit facility to $8.0 million. The current borrowing base of the credit facility is $25.0 million until July 1, 2000 when the next redetermination is expected to occur.

3. CRUDE OIL MARKETING:

  On July 1, 1998, the Company began entering into third party contracts to purchase and resell crude oil at prices based on current month NYMEX prices, current posting prices or at a stated contract price. Purchases and sales are recorded at the stated contract price. During the quarter ended March 31, 2000, the Company had revenues from purchases and resales of crude oil of $61.8 million on purchases of $60.7 million, while incurring expenses of $0.04 million, resulting in a margin from crude oil marketing activities during the quarter of $1.1 million.

  In December 1998, the Emerging Issues Task Force ("EITF") released their consensus on EITF 98-10 "Accounting for Energy Trading and Risk Management Activities." This statement requires that contracts for the purchase and sale of energy commodities which are entered into for the purpose of speculating on market movements or otherwise generating gains from market price differences to be recorded at their market value, as of the balance sheet date, with any corresponding gains or losses recorded as income from operations. The Company adopted EITF 98-10 effective January 1, 1999. As a result, the Company recorded an expense for the cumulative effect of change in accounting principle of $2.0 million. At March 31, 2000, the market value of the Company's open energy trading contracts resulted in an unrealized gain of $1.3 million which is recorded in crude oil marketing revenues in the accompanying consolidated statement of operations and prepaid expenses in the accompanying consolidated balance sheet.

4.  COMMITMENTS AND CONTINGENCIES:

  On May 15, 1998, the Company and an unrelated third party entered into an agreement ("Trade Agreement") to exchange undivided interests in approximately 65,000 gross (59,000 net) leasehold acres in the northern half of the Cedar Hills Field in North Dakota. On August 19, 1998, the Company instituted a declaratory judgment action against the unrelated third party in the District Court of Garfield County, Oklahoma. The Company sought a declaratory judgment determining that it is excused from further performance under its Trade Agreement with the third party. The third party denied the Company's allegations and sought specific performance by the Company, plus monetary damages of an unspecified amount. On December 22, 1999, the Court issued an Order requiring the parties to proceed in accordance with terms of the Trade Agreement and instructing them to use their best efforts to consummate the Trade Agreement. The Company is currently complying with the Order. However, various other legal and title issues have required a new hearing which is expected to be held in late May or early June of 2000.

5.  GUARANTOR SUBSIDIARIES

  The Company's wholly owned subsidiaries, Continental Gas, Inc. (CGI) and Continental Crude Co. (CCC), have guaranteed the Senior Subordinated Notes and the Credit Facility. The following is a summary of the financial information of Continental Gas, Inc. as of December 31, 1999 and March 31, 2000 and for the three month periods ended March 31, 1999 and 2000.

                                                       AS OF:
                                               (dollars in thousands)
                                         December 31, 1999    March 31, 2000
                                         -----------------    --------------
     Current assets. . . . . . . .          $    3,392          $    4,240
     Noncurrent assets . . . . . .              21,643              20,064
                                            ----------          ----------
     Total assets. . . . . . . . .          $   25,035          $   24,304
                                            ==========          ==========

     Current liabilities . . . . .          $   13,188          $   10,813
     Noncurrent liabilities. . . .                   -                   -
     Stockholder's equity. . . . .              11,847              13,491
                                            ----------          ----------
     Total liabilities and stock-
       holder's equity . . . . . .          $   25,035          $   24,304
                                            ==========          ==========

                                                 FOR THE THREE MONTH
                                                PERIOD ENDED MARCH 31,
                                                (dollars in thousands)

                                               1999                  2000
                                               ----                  ----
          Total revenues . . . . .          $    4,119          $    7,783
     Operating costs and expenses.               4,271               6,836
                                            ----------          ----------
     Operating income (loss) . . .                (152)                947
     Other income (expenses) . . .                (186)                697
                                            ----------          ----------
     Net income (loss) . . . . . .          $     (338)         $    1,644
                                            ==========          ==========

  At March 31, 2000, current liabilities payable to the Company by CGI totaled approximately $7.5 million. For the three months ended March 31, 1999 and 2000, depreciation, depletion and amortization included in CGI's operating costs totaled approximately $0.5 million and $0.5 million, respectively. Other income includes a gain from the sale of two gas systems of $0.9 million offset by interest expense.

  Since its incorporation, CCC has had no operations, has acquired no assets and has incurred no liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

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

RESULTS OF OPERATIONS

REVENUES

GENERAL

  Revenues, excluding crude oil marketing, increased $21.9 million, or 147%, to $36.8 million during the three months ended March 31, 2000 from $14.9 million during the comparable period in 1999. The increase is attributable to a combination of higher oil and gas prices and increased oil and gas production. During the third quarter of 1998, the Company began marketing crude oil that had been purchased from third parties. This activity generated $61.8 million in additional revenue to the Company for the three month period ending March 31, 2000 compared to $90.1 million for the three month period ending March 31, 1999.

OIL AND GAS SALES

  Oil and gas sales revenue for the three months ended March 31, 2000 increased $17.7 million, or 175%, to $27.8 million from $10.1 million during the comparable period in 1999. Oil production increased by 64 MBbls to 854 MBbls, or 8%, for the three months ended March 31, 2000 from 790 MBbls for the comparable period in 1999. The revenue and production increases are partly due to the acquisition of additional interest in the Worland properties which contributed 84 MBbls of production and the HPAI projects which increased production by 11MBbls. These increases are offset by normal declines in production from the remaining properties. Oil prices, exclusive of hedging and adjustments, increased to an average of $27.09/Bbl, or 170%, during the three months ended March 31, 2000, from $10.01/Bbl, for the comparable 1999 period. Gas sales increased $1.9 million for the three month period in 2000 compared to 1999. Gas production for the period increased 518 Mmcf, or 32%, to 2,107 Mmcf from 1,589 Mmcf in 1999. The Gulf Coast region gas production increased by 372 Mmcf and the contribution of the Worland
Properties increased gas production by 268 Mmcf. These increases in gas production were offset by the natural decline in production from the remaining properties.

  Oil and gas sales revenue for the three month period ended March 31, 2000, also includes a price adjustment paid by a non-affiliated third party oil purchaser for $1.1million.

  During the first quarter of 2000, the Company entered into forward fixed price sales contracts in accordance with its hedging policy, to mitigate its exposure to the price volatility associated with its crude oil production. The monthly contracts total 80,000 barrels per month and extend from May 2000 through December 2000. The Company has 40,000 barrels per month (or 320,000 barrels) at $22.04 and 40,000 barrels per month (or 320,000 barrels) at $25.47. The Company accounts for changes in the market value of its hedging instruments as deferred gains or losses until the production month of the hedged transaction, at which time the realized gain or loss is recognized in the results of operations. At March 31, 2000, the Company had open contracts totaling approximately 640,000 barrels with unrealized deferred losses of approximately $1.2 million.

CRUDE OIL MARKETING

  During the three month period ended March 31, 2000, the Company recognized revenues on crude oil purchased for resale of $61.8 million compared to $90.1 million for the three month period ended March 31, 1999. A decrease in volume offset by an increase in prices made up the difference between 1999 and 2000.

GATHERING, MARKETING AND PROCESSING

  Gathering, marketing and processing revenue in the first quarter of 2000 was $6.9 million, an increase of $3.5 million, or 101%, from $3.4 million in the same period in 1999. This increase in revenue during the first quarter was attributable to higher natural gas and liquids prices in the 2000 period.

OIL AND GAS SERVICE OPERATIONS

    Oil and gas service operations for the three months ended March 31, 2000 increased $0.7 million, or 54%, to $2.0 million from $1.3 million during the same period in 1999. Increased revenues in Dynameter income, reclaimed oil income and mud additive income combined for a total increase in revenue of $0.4 million. Also, an increase of $0.3 million for salt water disposal fees contributed to this overall increase.

COSTS AND EXPENSES

PRODUCTION EXPENSES

  Production expenses increased by $1.9 million, or 65%, to $4.8 million during the three months ended March 31, 2000 from $2.9 million during the comparable period in 1999. This increase is mainly due to increased activity from the Worland properties of approximately $1.3 million and increased energy costs.

PRODUCTION TAXES

  Production taxes increased by $1.6 million , or 294%, to $2.1 million during the three months ended March 31, 2000 from $0.5 million during the comparable period in 1999. The increase is due to higher oil and gas prices and higher tax rates on wells in North Dakota that have reached the expira-tion date of tax relief given on newly drilled wells.

EXPLORATION EXPENSES

  For the three months ended March 31, 2000, exploration expenses decreased $0.4 million, or 27%, to $1.0 million from $1.4 million during the comparable period of 1999. The decrease was due to a $1.3 million decrease in expired lease costs to $45,000 in the three month period in 2000 from $1.3 million for the comparable period in 1999. The decrease in expired lease costs is partially offset by an increase in dry hole expenses of $0.4 million, an increase in other exploration costs of $0.4 million and an increase in plugging costs of $0.1 million.

CRUDE OIL MARKETING

  For the three months ended March 31, 2000, the Company recognized expense for the purchases of crude oil purchased for resale of $60.7 million, and marketing expenses of $0.04 million compared to purchases of crude oil for resale of $86.2 million, and marketing expenses of $0.4 million for the three months ended March 31, 1999. The decrease is due to a reduction in volumes offset by an increase in prices.

GATHERING, MARKETING, AND PROCESSING

  During the three months ended March 31, 2000, the Company incurred gathering, marketing and processing expenses of $5.3 million, representing a $2.6 million, or 93% increase from the $2.7 million incurred in the first quarter of 1999 due to higher natural gas and liquids prices.

OIL AND GAS SERVICE OPERATIONS

  During the three months ended March 31, 2000, the Company incurred oil and gas service operations expense of $1.2 million, a $0.8 million, or 245% increase over the $0.3 million for the comparable period in 1999. This increase was due to increased maintenance, work over expense on salt water disposal wells and increased costs of purchasing oil for reclaiming at the central treating unit.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

  For the three months ended March 31, 2000, DD&A expense increased $0.1 million, or 2%, to $5.5 million in 2000 from $5.4 million for the comparable period in 1999. The DD&A expense remained fairly constant. In the first quarter of 1999, DD&A expense amounted to $3.61 per BOE compared to $3.67 per BOE in the first quarter of 2000.

GENERAL AND ADMINISTRATIVE ("G&A")

  For the three months ended March 31, 2000, G&A expense was $2.1 million, net of overhead reimbursement of $0.5 million, for a period total of $1.6 million or an increase of $0.3 million or 21%, from G&A expense of $2.0 million net of overhead reimbursement of $0.7 million for a net of $1.3 million during the comparable period in 1999. This increase was primarily due to increased legal expenses and increased employment expense. G&A expenses per BOE for the first quarter of 2000 was $1.32 compared to $1.25 for the first quarter of 1999.

INTEREST EXPENSE

  For the three months ended March 31, 2000 and March 31, 1999, interest expense remained constant at $4.1 million.

OTHER INCOME

  Other income for the three months ended March 31, 2000 was $3.5 million compared to $8,439 for the same period in 1999. This increase reflects the sale of the Arkoma Basin properties which was approximately $3.3 million and a gain on the repurchase of bonds of $170,000.

NET INCOME

  For the three months ended March 31, 2000 net income was $15.3 million, an increase in net income of $18.3 million from the loss of $3.0 million for the comparable period in 1999. This increase in net income is due primarily to higher oil and gas prices and increased production volumes. Net income in 2000 also includes a price adjustment, paid by a non-affiliated third party oil purchaser for $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS

  Net cash provided by operating activities for the three months ended March 31, 2000 was $13.4 million, an increase of $19.2 million from $5.8 million used in operating activities during the comparable 1999 period. Cash as of March 31, 2000 was $10.2 million, a decrease of $0.2 million or 2% of the balance of $10.4 million held at December 31, 1999. Of the $10.2 million balance at March 31, 2000, $2.5 million has been set aside and will be used by the Company to make its August 1, 2000 interest payment on its 10.25% Senior Subordinated Notes.

DEBT

  Long-term debt at December 31, 1999 and March 31, 2000 was $170.2 million
and $158.0 million, respectively.   During the quarter ended March 31, 2000,
the note of $2.0 million to General Electric was paid off and the Company purchased and retired $4.0 million of the Senior Subordinated notes. Sub-sequent to March 31, 2000, the Company made payments of $4.0 million to reduce its outstanding borrowings against its Bank Line of Credit to $8.0 million.

CREDIT FACILITY

  Long-term debt outstanding under the line of credit at March 31, 2000 included $12.0 million of revolving credit debt under the credit facility. The effective rate of interest under the line of credit agreement is 9.00% at March 31, 2000. The credit facility, which matures May 14, 2001, charges interest based on the prime rate of Bank One Oklahoma, N.A., or the London Interbank Offered Rate for 1, 2, 3 or 6-month offshore deposits as offered by Bank One to major banks in the London Interbank Market, rounded upwards, if necessary, to the nearest 1/16%, and adjusted for maximum cost of reserves, if any. The borrowing base of the credit facility is $25 million until July 1, 2000 when the next redetermination is expected to occur. Subsequent to March 31, 2000 the Company replaced its credit facility with a $25.0 million credit facility provided by MidFirst Bank in Oklahoma City, Oklahoma, under terms substantially similar to the previous credit agreement with Bank One.

CAPITAL EXPENDITURES

  The Company's 2000 capital expenditures budget is $30.4 million, exclusive of acquisitions. During the three months ended March 31, 2000, the Company incurred $7.8 million of capital expenditures, exclusive of acquisitions, compared to $1.2 million, exclusive of acquisitions, in the three month period of 1999. The $6.6 million increase was the result of increased drilling activity in the Rocky Mountain and Gulf Coast. The Company expects to fund the remainder of its 2000 capital budget through cash flow from operations and its credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company is exposed to market risk in the normal course of its business operations. Management believes that the Company is well positioned with its mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. As of March 31, 2000, the Company had entered into fixed price sales contracts totaling 80,000 barrels per month in order to hedge its price risk exposure on its May through December 2000 production. At March 31, 2000, the Company has deferred recognition of $1.2 million of net market losses on its hedging contracts until the respective production month. Most of the Company's crude oil marketing contracts are made at either a NYMEX based price or a fixed price. As of March 31, 2000, for the periods May 2000 through December 2000, the Company has fixed price purchase and sales contracts related to its marketing activities for which it has recorded an unrealized net gains of approximately $1.3 million. At March 31, 2000, the Company had a net long position on its crude marketing activities of 280,000 barrels consisting of monthly long or short positions ranging from 40,000 to 80,000 barrels per month.

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

  On May 15, 1998, the Company and an unrelated third party entered into an agreement ("Trade Agreement") to exchange undivided interests in approximately 65,000 gross (59,000 net) leasehold acres in the northern half of the Cedar Hills Field in North Dakota. On August 19, 1998, the Company instituted a declaratory judgment action against the unrelated third party in the District Court of Garfield County, Oklahoma. The Company sought a declaratory judgment determining that it is excused from further performance under its Trade Agreement with the third party. The third party denied the Company's allegations and sought specific performance by the Company, plus monetary damages of an unspecified amount. On December 22, 1999, the Court issued an Order requiring the parties to proceed in accordance with terms of the Trade Agreement and instructing them to use their best efforts to consummate the Trade Agreement. The Company is currently complying with the Order. However, various other legal and title issues have required a new hearing which is expected to be held in late May or early June of 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits
                                   DESCRIPTION


3.1 Amended and Restated Certificate of Incorporation of Continental Resources, Inc.(1) [3.1]
3.2    Amended and Restate Bylaws of Continental Resources, Inc.(1) [3.2]
3.3    Certificate of Incorporation of Continental Gas, Inc.(1) [3.3]
3.4    Bylaws of Continental Gas, Inc., as amended and restated.(1) [3.4]
3.5    Certificate of Incorporation of Continental Crude Co.(1) [3.5]
3.6    Bylaws of Continental Crude Co.(1) [3.6]
4.1 Restated Credit Agreement dated May 12, 1998 among Continental Resources, Inc. and Continental Gas, Inc., as Borrowers and Bank One, Oklahoma, N.A. and the Institutions named therein as Banks and Bank One, Oklahoma, N.A. as Agent (the "Credit Agreement")(1) [4.1]
4.1.1 First Amendment to the Credit Agreement between Registrant, the financial institutions named therein and Bank One, Oklahoma, N.A., as Agent dated February 10, 1999.(2) [4.1.1]
4.2    Form of Revolving Note under the Credit Agreement(1) [4.2]
4.3 Indenture dated as of July 24, 1998 between Continental Resources, Inc., as Issuer, the Subsidiary Guarantors named therein and the United States Trust Company of New York, as Trustee (1) [4.3]
4.4* Restated Credit Agreement dated April 21, 2000 among Continental Resources, Inc. and Continental Gas, Inc., as Borrowers and Midfirst Bank as Agent (the "Credit Agreement")(1) [4.4]
4.4.1* Form of Revolving Note under the Credit Agreement with Midfirst Bank
       [4.4.1]
10.4 Conveyance Agreement of Worland Area Properties from Harold G. Hamm, Trustee of the Harold G. Hamm Revocable Intervivos Trust dated April 23, 1984 to Continental Resources, Inc. (3)
10.5 Purchase Agreement signed January 2000, effective October 1, 1999 by and between Patrick Energy Corporation as Buyer and Continental Resource, Inc. as Seller (3)
21.0   Subsidiaries (2) [21.0]
27*    Financial Data Schedule
-----------------

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

(3) Filed as an exhibit to the Company's 1999 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission. The exhibit number is indicated in brackets and incorporated by reference herein.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the three months ended March 31, 2000.

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

Date: May 12, 2000

                              EXHIBIT INDEX

Exhibit
No.            Description                       Method of Filing
---            -----------                       ----------------
3.1   Amended and Restated Certificate of     Incorporated herein by reference
      Incorporation of Continental Resources,
      Inc.
3.2   Amended and Restate Bylaws of           Incorporated herein by reference
      Continental Resources, Inc.
3.3   Certificate of Incorporation of         Incorporated herein by reference
      Continental Gas, Inc.
3.4   Bylaws of Continental Gas, Inc., as     Incorporated herein by reference
      amended and restated
3.5   Certificate of Incorporation of         Incorporated herein by reference
      Continental Crude Co.
3.6   Bylaws of Continental Crude Co.         Incorporated herein by reference
4.1   Restated Credit Agreement dated May 12, Incorporated herein by reference
      1998 among Continental Resources, Inc.
      and Continental Gas, Inc., as Borrowers
      and Bank One, Oklahoma, N.A. and the
      Institutions named therein as Banks
      and Bank One, Oklahoma, N.A. as
      Agent (the "Credit Agreement")
4.1.1 First Amendment to the Credit Agree-    Incorporated herein by reference
      ment between Registrant, the
      financial institutions named therein
      and Bank One, Oklahoma, N.A., as
      Agent dated February 10, 1999
4.2   Form of Revolving Note under the        Incorporated herein by reference
      Credit Agreement
4.3   Indenture dated as of July 24, 1998     Incorporated herein by reference
      between Continental Resources, Inc.,
      as Issuer, the Subsidiary Guarantors
      named therein and the United States
      Trust Company of New York, as Trustee
4.4   Restated Credit Agreement dated         Filed herewith electronically
      April 21, 2000 among Continental
      Resources, Inc. and Continental Gas,
      Inc., as Borrowers and Midfirst
      Bank as Agent (the "Credit Agreement")
4.4.1 Form of Revolving Note under the Credit Filed herewith electronically
      Agreement with Midfirst Bank
10.4  Conveyance Agreement of Worland         Incorporated herein by reference
      Area Properties from Harold
      G. Hamm, Trustee of the Harold G.
      Hamm Revocable Intervivos Trust
      dated April 23, 1984 to Continental
      Resources, Inc.
10.5  Purchase Agreement signed January       Incorporated herein by reference
      2000, effective October 1, 1999
      by and between Patrick Energy
      Corporation as Buyer and Continental
      Resource, Inc. as Seller
21.0  Subsidiaries                            Incorporated herein by reference
27    Financial Data Schedule                 Filed herewith electronically