Form 10-Q
period 2000-06-30
CONTINENTAL RESOURCES INC
filed 2000-08-11
CIK 732834

United States
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2000

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

             Class                  Outstanding as of August 11, 2000
 Common Stock, $1.00 par value                    49,041

                            TABLE OF CONTENTS


PART I.    Financial Information

ITEM 1. FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . .3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . . 12

PART II.   Other Information

ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . 12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . 13

                     PART I.    Financial Information

ITEM 1. FINANCIAL STATEMENTS

         CONTINENTAL RESOURCES, INC.  AND SUBSIDIARIES
                  CONSOLIDATED BALANCE  SHEETS
         (dollars in thousands, except per share data)
                             ASSETS
                                                            (Unaudited)
                                           December 31,       June 30,
                                              1999              2000
                                           ------------     -----------
CURRENT  ASSETS:
  Cash                                     $    10,421      $    10,524
  Accounts receivable-
   Oil and gas sales                            11,508           13,470
   Joint interest and other, net                 8,517            6,687
  Inventories                                    4,112            5,457
  Prepaid expenses                               1,690              655
                                           -----------      -----------
      Total current assets                      36,248           36,793
                                           -----------      -----------

PROPERTY AND EQUIPMENT:
  Oil and gas properties
   Producing properties                        293,467          302,536
   Nonproducing leaseholds                      43,083           41,501
  Gas gathering and processing facilities       25,740           24,285
  Service properties, equipment and other       14,884           16,534
                                           -----------      -----------
   Total property and equipment                377,174          384,856
   Less--Accumulated depreciation, depletion
    and amortization                          (138,872)        (143,560)
                                           -----------      -----------
   Net property and equipment                  238,302          241,296
                                           -----------      -----------
OTHER ASSETS:
  Debt issuance costs                            7,847            6,841
  Other assets                                     162               31
                                           -----------      -----------
      Total other assets                         8,009            6,872
                                           -----------      -----------
   Total assets                            $   282,559      $   284,961
                                           ===========      ===========

             LIABILITIES   AND  STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:
  Accounts payable                         $     8,448      $    13,553
  Current portion of long-term debt                356            8,007
  Revenues and royalties payable                 6,865            6,017
  Accrued liabilities and other                  9,776           10,546
                                           -----------      -----------
   Total current liabilities                    25,445           38,123
                                           -----------      -----------
LONG-TERM DEBT, net of current portion         170,281          141,000

OTHER NONCURRENT LIABILITIES                       167              167

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value, 75,000 shares
  authorized, 49,041 shares issued and
  outstanding                                       49               49
  Additional paid-in-capital                    25,182           25,182
  Retained earnings                             61,435           80,440
                                           -----------      -----------
   Total stockholders' equity                   86,666          105,671
                                           -----------      -----------
   Total liabilities and stockholders'
   equity                                  $   282,559      $   284,961
                                           ===========      ===========

The accompanying notes are an integral part of these consolidated balance sheets.

           CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES

         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         (dollars in thousands, except per share data)
                                          Three Months Ended June 30,
                                          ---------------------------
                                               1999          2000
                                           -----------  -----------
REVENUES:
   Oil and gas sales                       $    15,634  $    26,934
   Crude oil marketing                          34,194       70,166
   Gathering, marketing and processing           3,758        7,085
   Oil and gas service operations                1,752        1,627
                                           -----------  -----------
      Total revenues                            55,338      105,812
                                           -----------  -----------
OPERATING COSTS AND EXPENSES:
  Production expenses                            3,413        4,937
  Production taxes                               1,077        2,185
  Exploration expenses                           1,931        3,932
  Crude oil marketing purchases and expenses    32,382       71,924
  Gathering, marketing and processing            3,113        5,756
  Oil and gas service operations                 1,037        1,218
  Depreciation, depletion and amortization       4,240        4,710
  General and administrative                     2,141        2,248
                                           -----------  -----------

     Total operating costs and expenses         49,334       96,910
                                           -----------  -----------
OPERATING INCOME                                 6,004        8,902
                                           -----------  -----------
OTHER INCOME AND EXPENSES
  Interest income                                  101          265
  Interest expense                              (4,100)      (4,079)
  Other income(expense), net                        26         (399)
                                           -----------  -----------
     Total other income and (expenses)         ( 3,973)      (4,213)
                                           -----------  -----------

NET INCOME                                 $     2,031  $     4,689
                                           ===========  ===========
EARNINGS PER COMMON SHARE                  $     41.41  $     95.62
                                           ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

          CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES

         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         (dollars in thousands, except per share data)
                                           Six Months Ended June 30,
                                           -------------------------
                                              1999         2000
                                           -----------  -----------
REVENUES:
   Oil and gas sales                       $    25,747  $    54,762
   Crude oil marketing                         124,334      131,971
   Gathering, marketing and processing           7,194       13,989
   Oil and gas service operations                3,094        3,690
                                           -----------  -----------
      Total revenues                           160,369      204,412
                                           -----------  -----------

OPERATING COSTS AND EXPENSES:
  Production expenses                            6,305        9,716
  Production taxes                               1,621        4,329
  Exploration expenses                           3,287        4,925
  Crude oil marketing purchases and expenses   119,024      132,666
  Gathering, marketing and processing            5,856       11,066
  Oil and gas service operations                 1,380        2,399
  Depreciation, depletion and amortization       9,683       10,260
  General and administrative                     4,172        4,381
                                           -----------  -----------
     Total operating costs and expenses        151,328      179,742
                                           -----------  -----------

OPERATING INCOME                                 9,041       24,670
                                           -----------  -----------
OTHER INCOME AND EXPENSES
  Interest income                                  187          423
  Interest expense                              (8,204)      (8,163)
  Other income, net                                 35        3,075
                                           -----------  -----------
     Total other income and (expenses)          (7,982)      (4,665)
                                           -----------  -----------

INCOME BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE         1,059       20,005

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                       (2,048)           -
                                           -----------  -----------

NET INCOME (LOSS)                          $      (989) $    20,005
                                           ===========  ===========

EARNINGS PER COMMON SHARE BEFORE
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                     $     21.59  $    407.92
                                           ===========  ===========

EARNINGS (LOSS) PER COMMON SHARE AFTER
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                     $    (20.18) $    407.92
                                           ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

          CONTINENTAL RESOURCES, INC.  AND SUBSIDIARIES

         UNAUDITED CONSOLIDATED  STATEMENTS OF CASH FLOWS

                     (dollars in thousands)
                                            Six Months Ended June 30,
                                               1999           2000
                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                          $      (989)   $    20,005
Adjustments to reconcile to net income or
 (loss) to cash provided by operating activities--
  Depreciation, depletion and amortization       9,683         10,260
  Gain on sale of assets                            (8)        (3,081)
  Dry hole cost and impairment of
  undeveloped leases                             2,941          3,158
  Other noncurrent assets                           (3)           761
Changes in current assets and liabilities--
  (Increase)/Decrease in accounts receivable     3,043           (131)
  Increase in inventories                         (533)        (1,346)
  Decrease/(Increase) in prepaid  expenses      (2,713)         1,035
  Increase/(Decrease) in accounts payable       (5,357)         5,105
  Decrease in revenues and royalties payable    (1,009)          (848)
  Increase/(Decrease) in accrued liabilities
   and other                                      (238)           769
                                           -----------    -----------
     Net cash provided by (used in)operating
      activities                                 4,817         35,687
                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development                   (3,748)       (19,624)
  Gas gathering and processing facilities and
     service properties, equipment and other      (763)          (290)
  Proceeds from sale of assets                      25          6,959
  Proceeds from note receivable                    185              -
                                           -----------    -----------
     Net cash used in investing
      activities                                (4,301)       (12,955)
                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit and other         4,600         12,600
  Repayment of line of credit and other           (176)       (34,229)
  Payment of cash dividend                           -         (1,000)
  Repayment of short-term note due to
   stockholder                                 (10,000)             -
                                           -----------    -----------
     Net cash provided by (used
      in) financing activities                  (5,576)       (22,629)
                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH                 (5,060)           103

CASH AND CASH EQUIVALENTS, beginning of period  15,817         10,421
                                           -----------    -----------

CASH AND CASH EQUIVALENTS, end of period   $    10,757    $    10,524
                                           ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                            $     8,502    $     8,493

The accompanying notes are an integral part of these consolidated financial statements.

          CONTINENTAL  RESOURCES, INC.  AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  CONTINENTAL RESOURCES, INC.'S FINANCIAL STATEMENTS

  In the opinion of Continental Resources, Inc. ("CRI" or the "Company") the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2000, the results of operations and cash flows for the three and six month periods ended June 30, 1999 and 2000. The unaudited consolidated financial statements for the interim periods presented do not contain all information required by accounting principles generally accepted in the United States. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 1999.

2.  LONG-TERM DEBT:

  Long-term debt as of December 31, 1999 and June 30, 2000 consists of the following:

                                            December 31,1999 June 30, 2000
                                            ---------------- -------------
                                                (dollars in thousands)
Senior Subordinated Notes                        $ 150,000     $ 141,000
Credit Facility                                          -         8,000
Notes payable to principle stockholder              18,600             -
Notes payable to General Electric Capital
 Corporation                                         2,017             -
Capital lease agreements                                20             7
                                                 ---------     ---------
     Outstanding debt                              170,637       149,007
Less current portion                                   356         8,007
                                                 ---------     ---------
     Total long-term debt                        $ 170,281     $ 141,000
                                                 =========     =========

  On December 31, 1999, the Company's principal stockholder contributed his undivided 50% interest in the Worland Properties and the Company assumed his loan of $18.6 million. By February 5, 2000, the Company had paid this loan in full with cash flow from operations and bank borrowings.

  Subsequent to June 30, 2000 the Company made payments of $2.0 million to reduce the outstanding debt against its credit facility to $6.0 million. The current borrowing base of the credit facility is $25.0 million until January 1, 2001 when the next redetermination is expected to occur.

  As of June 30, 2000, the Company has purchased and retired a total of $9.0 million of the Senior Subordinated notes.

3.  CRUDE OIL MARKETING:

  On July 1, 1998, the Company began entering into third party contracts to purchase and resell crude oil at prices based on current month NYMEX prices, current posting prices or at a stated contract price. Purchases and sales are recorded at the stated contract price. During the six months ended June 30, 2000, the Company had revenues from purchases and resales of crude oil of $132.0 million on purchases of $132.7 million, while incurring expenses of $0.06 million, resulting in a loss from crude oil marketing activities during the quarter of $0.7 million.

  In December 1998, the Emerging Issues Task Force ("EITF") released their consensus on EITF 98-10 "Accounting for Energy Trading and Risk Management Activities." This statement requires that contracts for the purchase and sale of energy commodities which are entered into for the purpose of speculating on market movements or otherwise generating gains from market price differences to be recorded at their market value, as of the balance sheet date, with any corresponding gains or losses recorded as income from operations. The Company adopted EITF 98-10 effective January 1, 1999. As a result, the Company recorded an expense for the cumulative effect of change in accounting principle of $2.0 million. At June 30, 2000, the market value of the Company's open energy trading contracts resulted in an unrealized gain of $0.5 million which is recorded in crude oil marketing revenues in the accompanying consolidated statement of operations and prepaid expenses in the accompanying consolidated balance sheet.

  In June 1998, the Financial Acounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". As a result of SFAS No. 137, adoption of SFAS No. 133 is now required for financial statements for periods beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133, every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will prospectively adopt this new standard effective January 1, 2001, and manage-ment believes the adoption of this new standard will not have a material impact on its consolidated financial position or results of operation.

4.  COMMITMENTS AND CONTINGENCIES:

  On May 15, 1998, the Company and Burlington Resources Oil & Gas Company, Inc. ("Burlington") entered into an agreement ("Trade Agreement") to exchange undivided interests in approximately 65,000 gross (59,000 net) leasehold acres in the northern half of the Cedar Hills Field in North Dakota. On August 19, 1998, the Company instituted a declaratory judgment action against Burlington in the District Court of Garfield County, Oklahoma. The Company sought a declaratory judgment determining that it was excused from further performance under the Trade Agreement. On December 22, 1999, the Court issued an Order requiring the parties to proceed in accordance with terms of the Trade Agreement and instructing them to use their best efforts to consummate the Trade Agreement. The Company complied with the Order of the Court and attempted to proceed with the terms of the Trade Agreement. However, substantial title defects arose with respect to the interests to be received by the Company from Burlington under the terms of the Trade Agreement. As a result of the title defects which could result in the cancellation of Burlington's leases, the Company filed a Motion to Dismiss seeking a determination by the Court that the Company was excused from performance under the Trade Agreement. A hearing was held the week of June 19, 2000.
Subsequent to that hearing, the Court issued a verbal ruling granting the Company's Motion to Dismiss.

5.  GUARANTOR SUBSIDIARIES

  The Company's wholly owned subsidiaries, Continental Gas, Inc. (CGI) and Continental Crude Co. (CCC), have guaranteed the Senior Subordinated Notes and the Credit Facility. The following is a summary of the financial information of Continental Gas, Inc. as of December 31, 1999 and June 30, 2000 and for the six month periods ended June 30, 1999 and 2000.

                                                        AS OF:
                                                        ------
                                               (dollars in thousands)
                                          December 31, 1999 June 30, 2000
                                          ----------------- -------------
     Current assets                              $   3,392   $   3,071
     Noncurrent assets                              21,643      19,728
                                                 ---------   ---------
     Total assets                                $  25,035   $  22,799
                                                 =========   =========
     Current liabilities                         $  13,188   $   9,080
     Noncurrent liabilities                              -           -
     Stockholder's equity                           11,847      13,719
                                                 ---------   ---------
     Total liabilities and stockholder's equity  $  25,035   $  22,799
                                                 =========   =========

     FOR THE THREE MONTH AND SIX MONTH PERIOD ENDED JUNE 30,
     -------------------------------------------------------
                     (dollars in thousands)
                                                  1999                  2000
                                           ------------------    ------------------
                                           3 month    6 month    3 month    6 month
                                           -------    -------    -------    -------
     Total revenue                         $ 4,632    $ 8,751    $ 8,070    $ 15,853
     Operating costs and expenses            4,706      8,977      7,374      14,210
                                           -------    -------    -------    --------
     Operating income (loss)                   (74)     (226)        696       1,643
     Other income (expenses)                  (199)     (385)       (468)        229
                                           -------    ------     -------    --------
     Net loss (income)                     $  (273)   $ (611)    $   228    $  1,872
                                           =======    ======     =======    ========

  At June 30, 2000, current liabilities payable to the Company by CGI totaled approximately $6.8 million. For the six months ended June 30, 1999 and 2000, depreciation, depletion and amortization included in CGI's operating costs totaled approximately $1.1 million and $1.1 million, respectively. Other income for the six month period ended June 30, 2000 includes a gain from the sale of two gas systems of $0.9 million offset by interest expense.

  Since its incorporation, CCC has had no operations, has acquired no assets and has incurred no liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999

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

RESULTS OF OPERATIONS

REVENUES

GENERAL

     During the third quarter of 1998, the Company began marketing crude oil that had been purchased from third parties. This activity generated $70.1 million in additional revenue to the Company for the three month period ending June 30, 2000 compared to $34.2 million for the three month period ending June 30, 1999 and $132.0 million in revenue for the six month period ended June 30, 2000 compared to $124.3 million for the six month period ended June 30, 1999.

     Revenues, excluding crude oil marketing, increased $14.5 million, or 69%, to $35.6 million during the three months ended June 30, 2000 from $21.1 million during the comparable period in 1999. The increase is mainly attributable to higher oil and gas prices and a slight increase in oil and gas production.

     Revenues, excluding crude oil marketing, increased $36.4 million, or 101%, to $72.4 million during the six months ended June 30, 2000 from $36.0 million during the comparable period in 1999. The increase is mainly attributable to higher oil and gas prices and a slight increase in oil and gas production.

OIL AND GAS SALES

     Oil and gas sales revenue for the three months ended June 30, 2000 increased $11.3 million, or 72%, to $26.9 million from $15.6 million during the comparable period in 1999 due primarily to the increase in prices.

     Oil and gas sales revenue for the six months ended June 30, 2000 increased $29.0 million, or 112%, to $54.7 million from $25.7 million during the same period in 1999 due to increased prices and the acquisition of the Worland properties.

     Oil and gas sales revenue for the six month period ended June 30, 2000, also includes an adjustment paid by a non-affiliated third party oil purchaser for $1.1 million on previously delivered volumes.

      Oil revenues, exclusive of hedging activities, for the three months ended June 30, 2000 increased $10.3 million, or 80%, to $23.2 million from $12.9 million during the same period in 1999. Oil production decreased by 10 MBbls to 856 MBbls, or 1%, for the three months ended June 30, 2000 from 866 MBbls for the comparable period in 1999. Oil prices, exclusive of hedging and adjustments, increased to an average of $27.05/Bbl, or 82%, during the three months ended June 30, 2000, from $14.88/Bbl, for the comparable 1999 period.

     Oil revenues for the six months ended June 30, 2000 increased $26.7 million, or 128%, to $47.5 million from $20.8 million in the same period in 1999. Oil production increased by 54 MBbls to 1,710 MBbls, or 3%, for the six months ended June 30, 2000 from 1,656 MBbls for the same period in 1999. Oil prices, exclusive of hedging and adjustments, increased to an average of $27.74/Bbl, or 121%, during the six months ended June 30, 2000, from $12.55/Bbl, for the comparable 1999 period. The increase in oil sales is due to higher oil prices in 2000 and the addition of the Worland properties.

     Gas sales increased $1.9 million, or 68%, to $4.6 million from $2.7 million for the three month period ended June 30, 2000 compared to the same period in 1999. Gas production for the period increased 165 Mmcf, or 9%, to 1,918 Mmcf from 1,753 Mmcf in 1999.

     Gas revenues for the six months ended June 30, 2000 increased $3.8 million, or 77%, to $8.8 million from $5.0 million in the same period in 1999. Gas production for the period increased 683 Mmcf, or 20%, to 4,025 Mmcf from 3,342 Mmcf in 1999. The increase in gas sales is due to higher prices in 2000 and increased volumes in the Gulf Coast region.

     During the second quarter of 2000, the Company entered into forward fixed price sales contracts in accordance with its hedging policy, to mitigate its exposure to the price volatility associated with its crude oil production. The monthly contracts total 80,000 barrels per month and extend from July 2000 through December 2000. The Company has 40,000 barrels per month (or 240,000 barrels) at $22.04 and 40,000 barrels per month (or 240,000 barrels) at $25.47. The Company accounts for changes in the market value of its hedging instruments as deferred gains or losses until the production month of the hedged transaction, at which time the realized gain or loss is recognized in the results of operations. At June 30, 2000, the Company had open contracts totaling approximately 480,000 barrels with unrealized deferred losses of approximately $2.8 million.

CRUDE OIL MARKETING

     During the three month period ended June 30, 2000, the Company recognized revenues on crude oil purchased for resale of $70.1 million compared to $34.2 million for the three month period ended June 30, 1999. An increase in volume and an increase in prices made up the difference between 1999 and 2000.

     For the year to date period ended June 30, 2000, the Company has recognized $132.0 million on crude oil purchased for resale compared to $124.3 million for the six months ended June 30, 1999.

GATHERING, MARKETING AND PROCESSING

     Gathering, marketing and processing revenue in the second quarter of 2000 was $7.1 million, an increase of $3.3 million, or 89%, from $3.8 million in the same period in 1999. This increase in revenue during the second quarter was attributable to higher natural gas and liquids prices in the 2000 period.

     Gathering, marketing and processing revenue for the six months ended June 30, 2000 was $14.0 million, a $6.8 million, or 94% increase, from $7.2 million in the comparable 1999 period. The increase for the six month period was due to higher natural gas and liquids prices in the 2000 period.

OIL AND GAS SERVICE OPERATIONS

     Oil and gas service operations for the three months ended June 30, 2000 and June 30, 1999 had no significant change.

     Oil and gas service operations for the six months ended June 30, 2000 increased $0.6 million, or 19%, to $3.7 million from $3.1 million during the same period in 1999. The increase was due primarily to higher prices received for reclaimed oil sales from the Central Treating Unit.

OPERATING COSTS AND EXPENSES

PRODUCTION EXPENSES

     Production expenses increased by $1.5 million, or 45%, to $4.9 million during the three months ended June 30, 2000 from $3.4 million during the comparable period in 1999. This increase is mainly due to increased activity from the Worland properties of approximately $0.7 million and increased energy costs of $0.5 million.

     Production expenses increased by $3.4 million, or 54%, to $9.7 million for the year to date period ended June 30, 2000 from $6.3 million during the comparable period in 1999. This increase is mainly due to the activity from the Worland properties of approximately $1.4 million and the increased energy costs of $0.9 million.

PRODUCTION  TAXES

     Production taxes increased by $1.1 million , or 102%, to $2.2 million during the three months ended June 30, 2000 from $1.1 million during the comparable period in 1999. The increase is due to higher oil and gas prices and higher tax rates on wells in North Dakota that have reached the expiration date of tax relief given on newly drilled wells.

     Production taxes for the six months ended June 30, 2000 have increased by $2.7 million, or 167%, to $4.3 million compared to $1.6 million in the comparable period of 1999. The increase is due to higher oil and gas prices and higher tax rates on wells in North Dakota that have reached the expiration date of tax relief given on newly drilled wells.

EXPLORATION EXPENSES

     For the three months ended June 30, 2000, exploration expenses increased $2.0 million, or 104%, to $3.9 million from $1.9 million during the comparable period of 1999. The increase was due to a $1.4 million increase in dry hole and in expired lease costs.

     The year to date exploration expense as of June 30, 2000 increased $1.6 million, or 50%, to $4.9 million from $3.3 million incurred in the comparable period in 1999. The increase was due to a $1.4 million increase in dry hole costs and an increase in expired lease costs.

CRUDE OIL MARKETING

     For the three months ended June 30, 2000, the Company recognized expense for the purchases of crude oil purchased for resale of $71.9 million compared to purchases of crude oil for resale of $32.4 million for the three months ended June 30, 1999. The increase is due to an increase in volumes and an increase in costs of crude oil purchases.

     For the six month period ended June 30, 2000, the Company's purchases of crude oil increased by $13.6 million, or 11%, to $132.6 million from $119.0 million for the same period in 1999. Marketing expense for the six months ended June 30, 2000 has decreased $0.7 million, or 92%, to $0.06 million from $0.7 million for the same period in 1999 due to reductions in transportation fees from renegotiated contracts.

GATHERING, MARKETING, AND PROCESSING

     During the three months ended June 30, 2000, the Company incurred gathering, marketing and processing expenses of $5.7 million, representing a $2.6 million, or 85% increase from the $3.1 million incurred in the second quarter of 1999 due to higher natural gas and liquids prices.

     Gathering, marketing and processing expenses for the six months ended June 30, 2000 were $11.0 million, a $5.2 million, or 89% increase, from $5.8 million in the same period in 1999 due to higher natural gas and liquids prices.

OIL AND GAS SERVICE OPERATIONS

     During the three months ended June 30, 2000 and June 30, 1999 there was no significant change in oil and gas service operations.

     Oil and gas service operations expenses increased by $1.0 million, or 74% to $2.4 million for the six months ended June 30, 2000 compared to $1.4 million for the same period in 1999. The increase is due to higher prices paid for oil treated at the Central Treating Unit.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

     For the three months ended June 30, 2000, DD&A expense increased $0.5 million, or 11%, to $4.7 million in 2000 from $4.2 million for the comparable period in 1999.

     For the six months ended June 30, 2000, DD&A expense increased $0.6 million, or 6% to $10.3 million from $9.7 million for the same period in 1999 due to the acquisition of the Worland properties.

GENERAL AND ADMINISTRATIVE ("G&A")

     For the three months ended June 30, 2000, G&A expense was $2.2 million, net of overhead reimbursement of $0.4 million, for a period total of $1.8 million or an increase of $0.1 million or 5%, from G&A expense of $2.1 million net of overhead reimbursement of $0.8 million for a net of $1.3 million during the comparable period in 1999. The increase was primarily due to increased legal expenses and increased employment expense. G&A expenses per BOE for the second quarter of 2000 was $1.53 compared to $1.20 for the second quarter of 1999.

     For the six month period ended June 30, 2000, G&A expense was $4.4 million, net of overhead reimbursement of $1.0 million, for a period total of $3.4 million or an increase of $0.2 million, or 5%, from G&A expense of $4.2 million net of overhead reimbursement of $1.5 million for a total of $2.7 million during the comparable period in 1999. G&A expense per BOE for the first six months of 2000 was $1.43 compared to $1.22 for the same period in 1999. The increase was primarily due to increased legal expense and increased employment expense.

OTHER COSTS AND EXPENSES

INTEREST EXPENSE

     For the three months ended June 30, 2000 and June 30, 1999, interest expense remained constant at $4.1 million and the year to date period ended June 30, 2000 and June 30, 1999 also remained constant at $8.2 million.

OTHER INCOME

     Other income for the three months ended June 30, 2000 was an expense of $0.4 compared to income of $0.03 million for the same period in 1999. The 2000 expense was the write off of debt issuance costs associated with the purchase and retirement of $9.0 million of our bonds.

     Other income for the year to date ended June 30, 2000 was $3.1 million
compared to $0.03 million for the year to date ended June 30, 1999.   The
increase reflects the sale of the Arkoma Basin properties which was approximately $3.1 million and a gain on the repurchase of bonds of $0.13 million offset by other miscellaneous expenses.

NET INCOME

     For the three months ended June 30, 2000 net income was $4.6 million, an increase in net income of $2.7 million from $2.0 million for the comparable period in 1999. The increase in net income was due primarily to higher oil and gas prices and a slight increase in production volumes.

     For the six months ended June 30, 2000 net income was $20.0 million, an increase in net income of $21.0 million from a loss of $1.0 million for the comparable period in 1999. The increase in net income was due to higher oil and gas prices and an increase in production volumes, and a gain on the sale of the Arkoma properties. Net income in 2000 includes a $1.1 million price adjustment paid by a non-affiliated third party oil purchaser and does not repeat a $2.0 million negative adjustment for a change in accounting principle in 1999.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS

     Net cash provided by operating activities for the six months ended June 30, 2000 was $35.7 million, an increase of $30.9 million from $4.8 million provided by operating activities during the comparable 1999 period. Cash as of June 30, 2000 was $10.5 million, an increase of $0.1 million or 1% of the balance of $10.4 million held at December 31, 1999. Of the $10.5 million balance at June 30, 2000, $6.5 million was set aside and used by the Company to make its August 1, 2000 interest payment on its 10.25% Senior Subordinated Notes.

DEBT

     Long-term debt at December 31, 1999 and June 30, 2000 was $170.2 million
and $141.0 million, respectively.   During the quarter ended June 30, 2000,
the Company purchased and retired $5.0 million of the Senior Subordinated notes. Subsequent to June 30, 2000, the Company made payments of $2.0 million to reduce its outstanding borrowings against its Bank Line of Credit to $6.0 million.

CREDIT FACILITY

     Debt outstanding under the line of credit at June 30, 2000 included $8.0 million of revolving credit debt under the credit facility. The effective rate of interest under the line of credit agreement is 7.9% at June 30, 2000. The credit facility, which matures May 14, 2001, charges interest based on the prime rate of MidFirst Bank, or the London Interbank Offered Rate for 1, 2, 3 or 6-month offshore deposits as offered by MidFirst Bank to major banks in the London Interbank Market, rounded upwards, if necessary, to the nearest 1/16%, and adjusted for maximum cost of reserves, if any. The borrowing base of the credit facility is $25.0 million until January 1, 2001 when the next redetermination is expected to occur. On April 21, 2000 the Company replaced its credit facility with a $25.0 million credit facility provided by MidFirst Bank in Oklahoma City, Oklahoma, under terms substantially similar to the previous credit agreement with Bank One. The credit agreement was amended on August 1, 2000 to add a correspondent bank and other minor changes were made.

CAPITAL EXPENDITURES

     The Company's 2000 capital expenditures budget is $30.4 million, exclusive of acquisitions. During the six months ended June 30, 2000, the Company incurred $19.9 million of capital expenditures, exclusive of acquisitions, compared to $4.5 million, exclusive of acquisitions, in the six month period of 1999. The $15.4 million increase was the result of increased drilling activity in the Rocky Mountain and Gulf Coast. The Company expects to fund the remainder of its 2000 capital budget through cash flow from operations and its credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk in the normal course of its business operations. Management believes that the Company is well positioned with its mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. As of June 30, 2000, the Company had entered into fixed price sales contracts totaling 80,000 barrels per month in order to hedge its price risk exposure on its July through December 2000 production. At June 30, 2000, the Company has deferred recognition of $2.8 million of net market losses on its hedging contracts until the respective production month. Most of the Company's crude oil marketing contracts are made at either a NYMEX based price or a fixed price. As of June 30, 2000, for the periods July 2000 through December 2000, the Company has fixed price purchase and sales contracts related to its marketing activities for which it has recorded an unrealized net gain of approximately $0.5 million. At June 30, 2000, the Company had a net long position on its crude marketing activities of 430,000 barrels consisting of monthly long or short positions ranging from 40,000 to 110,000 barrels per month.

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

     On May 15, 1998, the Company and Burlington Resources Oil & Gas Company, Inc. ("Burlington") entered into an agreement ("Trade Agreement") to exchange undivided interests in approximately 65,000 gross (59,000 net) leasehold acres in the northern half of the Cedar Hills Field in North Dakota. On August 19, 1998, the Company instituted a declaratory judgment action against Burlington in the District Court of Garfield County, Oklahoma. The Company sought a declaratory judgment determining that it was excused from further performance under the Trade Agreement. On December 22, 1999, the Court issued an Order requiring the parties to proceed in accordance with terms of the Trade Agreement and instructing them to use their best efforts to consummate the Trade Agreement. The Company complied with the Order of the Court and attempted to proceed with the terms of the Trade Agreement. However, substantial title defects arose with respect to the interests to be received by the Company from Burlington under the terms of the Trade Agreement. As a result of the title defects which could result in the cancellation of Burlington's leases, the Company filed a Motion to Dismiss seeking a determination by the Court that the Company was excused from performance under the Trade Agreement. A hearing was held the week of June 19, 2000.
Subsequent to that hearing, the Court issued a verbal ruling granting the Company's Motion to Dismiss.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits
                            DESCRIPTION


3.1 Amended and Restated Certificate of Incorporation of Continental Resources, Inc.(1) [3.1]
3.2    Amended and Restate Bylaws of Continental Resources, Inc.(1) [3.2]
3.3    Certificate of Incorporation of Continental Gas, Inc.(1) [3.3]
3.4    Bylaws of Continental Gas, Inc., as amended and restated.(1) [3.4]
3.5    Certificate of Incorporation of Continental Crude Co.(1) [3.5]
3.6    Bylaws of Continental Crude Co.(1) [3.6]
4.1 Restated Credit Agreement dated May 12, 1998 among Continental Resources, Inc. and Continental Gas, Inc., as Borrowers and Bank One, Oklahoma, N.A. and the Institutions named therein as Banks and Bank One, Oklahoma, N.A. as Agent (the "Credit Agreement")(1) [4.1]
4.1.1 First Amendment to the Credit Agreement between Registrant, the financial institutions named therein and Bank One, Oklahoma, N.A., as Agent dated February 10, 1999. (2) [4.1.1]
4.2    Form of Revolving Note under the Credit Agreement (1) [4.2]
4.3 Indenture dated as of July 24, 1998 between Continental Resources, Inc., as Issuer, the Subsidiary Guarantors named therein and the United States Trust Company of New York, as Trustee (1) [4.3]
4.4 Restated Credit Agreement dated April 21, 2000 among Continental Resources, Inc. and Continental Gas, Inc., as Borrowers and MidFirst Bank as Agent (the "Credit Agreement")(4) [4.4]
4.4.1  Form of Revolving Note under the Credit Agreement with MidFirst Bank
       (4) [4.4.1]
4.4.2* First Amendment to the Credit Agreement between Registrant, the financial institutions named therein and MidFirst Bank as Agent dated August 1, 2000
10.4 Conveyance Agreement of Worland Area Properties from Harold G. Hamm, Trustee of the Harold G. Hamm Revocable Intervivos Trust dated April 23, 1984 to Continental Resources, Inc. (3) [10.4]
10.5 Purchase Agreement signed January 2000, effective October 1, 1999 by and between Patrick Energy Corporation as Buyer and Continental Resource, Inc. as Seller (3) [10.5]
21.0   Subsidiaries (2) [21.0]
27*    Financial Data Schedule
---------------

* Filed herewith

(1) Filed as an exhibit to the Registrant's Form S-4 Registration Statement on Form S-4, as amended (No. 333-61547) which was filed with the Securities and Exchange Commission. The exhibit number is indicated in brackets and incorporated by reference herein.

(2) Filed as an exhibit to the Registrant's 1998 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 31, 1999. The exhibit number is indicated in brackets and incorporated by reference herein.

(3) Filed as an exhibit to the Registrant's 1999 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 28, 2000. The exhibit number is indicated in brackets and incorporated by reference herein.

(4) Filed as an exhibit to the Registrant's quarterly report on Form 10-Q for its fiscal quarter ended March 31, 2000. The exhibit number is indicated in brackets and incorporated by reference herein.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the six months ended June 30, 2000.

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

                                     CONTINENTAL  RESOURCES, INC.


                                     ROGER V. CLEMENT
                                     Roger V. Clement
                                     Senior Vice President
                                     (Chief Financial Officer)

Date: August 11, 2000

                              EXHIBIT INDEX
3.1    Amended and Restated Certificate     Incorporated herein by reference
       of Incorporation of Continental
       Resources, Inc.
3.2    Amended and Restate Bylaws of        Incorporated herein by reference
       Continental Resources, Inc.
3.3    Certificate of Incorporation of      Incorporated herein by reference
       Continental Gas, Inc.
3.4    Bylaws of Continental Gas, Inc.,     Incorporated herein by reference
       as amended and restated
3.5    Certificate of Incorporation of      Incorporated herein by reference
       Continental Crude Co.
3.6    Bylaws of Continental Crude Co.      Incorporated herein by reference
4.1    Restated Credit Agreement dated      Incorporated herein by reference
       May 12, 1998 among Continental
       Resources, Inc. and Continental
       Gas, Inc., as Borrowers and Bank
       One, Oklahoma, N.A. and the
       Institutions named therein as
       Banks and Bank One, Oklahoma,
       N.A. as Agent
4.1.1  First Amendment to the Credit        Incorporated herein by reference
       Agreement between Registrant, the
       financial institutions named
       therein and Bank One, Oklahoma, N.A.,
       as Agent dated February 10, 1999
4.2    Form of Revolving Note under the     Incorporated herein by reference
       Credit Agreement
4.3    Indenture dated as of July 24,       Incorporated herein by reference
       1998 between Continental Resources,
       Inc., as Issuer, the Subsidiary
       Guarantors named therein and the
       United States Trust Company of
       New York, as Trustee
4.4    Restated Credit Agreement dated      Incorporated herein by reference
       April 21, 2000 among Continental
       Resources, Inc. and Continental
       Gas, Inc., as Borrowers and
       MidFirst Bank as Agent
4.4.1  Form of Revolving Note under         Incorporated herein by reference
       the Credit Agreement with
       MidFirst Bank
4.4.2  First Amendment to the Credit        Filed herewith electronically
       Agreement between Registrant, the
       financial institutions named
       therein and MidFirst Bank as Agent
       dated August 1, 2000
10.4   Conveyance Agreement of Worland      Incorporated herein by reference
       Area Properties from Harold G. Hamm,
       Trustee of the Harold G. Hamm
       Revocable Intervivos Trust dated April
       23, 1984 to Continental Resources, Inc.
10.5   Purchase Agreement signed January    Incorporated herein by reference
       2000, effective October 1, 1999 by and
       between Patrick Energy Corporation
       as Buyer and Continental Resource,
       Inc. as Seller
21.0   Subsidiaries                         Incorporated herein by reference
27     Financial Data Schedule              Filed herewith electronically