Form 10-Q
period 2000-09-30
CONTINENTAL RESOURCES INC
filed 2000-11-13
CIK 732834

United States
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

                               OR

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to

                Commission File Number: 333-61547

                   CONTINENTAL RESOURCES, INC.
     (Exact name of registrant as specified in its charter)


                    Oklahoma                   73-0767549
               (State or other              (I.R.S. Employer
               jurisdiction of             Identification No.)
         incorporation or organization)


   302 N. Independence, Suite 300, Enid, Oklahoma          73701
      (Address of principal executive offices)           (Zip Code)


                              (580) 233-8955
           (Registrant's telephone number, including area code)

                               NONE
     (Former name, former address and former fiscal year, if
                    change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class                       Outstanding as of November 10, 2000
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

                   PART I.    Financial Information

     ITEM 1.  FINANCIAL STATEMENTS

          CONTINENTAL RESOURCES, INC.  AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands)
                             ASSETS
                                                     (Unaudited)
                                       December 31,  September 30,
                                           1999          2000
                                       -----------   -----------
     CURRENT  ASSETS:
       Cash                            $    10,421   $     6,387
       Accounts receivable-
          Oil and gas sales                 11,508        14,304
          Joint interest and other, net      8,517         6,462
       Inventories                           4,112         4,900
       Prepaid expenses                      1,690           653
                                       -----------   -----------
              Total current assets          36,248        32,706
                                       -----------   -----------

     PROPERTY AND EQUIPMENT:
       Oil and gas properties
          Producing properties             293,467       311,838
          Nonproducing leaseholds           43,083        41,754
       Gas gathering and processing
         facilities                         25,740        24,799
       Service properties, equipment
         and other                          14,884        15,633
                                       -----------   -----------
           Total property and equipment    377,174       394,024
           Less--Accumulated depreciation,
           depletion and amortization     (138,872)     (148,771)
                                       -----------   -----------
           Net property and equipment      238,302       245,253
                                       -----------   -----------

     OTHER ASSETS:
       Debt issuance costs                   7,847         6,569
       Other assets                            162            31
                                       -----------   -----------
              Total other assets             8,009         6,600
                                       -----------   -----------
              Total assets             $   282,559   $   284,559
                                       ===========   ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
       Accounts payable               $      8,448   $    10,647
       Current portion of long-term debt       356         2,000
       Revenues and royalties payable        6,865         6,465
       Accrued liabilities and other         9,776         7,324
                                       -----------   -----------
              Total current liabilities     25,445        26,436
                                       -----------   -----------

     LONG-TERM DEBT, net of current
       portion                             170,281       141,000

     OTHER NONCURRENT LIABILITIES              167           166

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY:
       Common stock, $1 par value, 75,000 shares
       authorized, 49,041 shares issued and
       outstanding                              49            49
       Additional paid-in-capital           25,182        25,182
       Retained earnings                    61,435        91,726
                                       -----------   -----------
       Total stockholders' equity           86,666       116,957
                                       -----------   -----------
       Total liabilities and stockholders'
       equity                          $   282,559   $   284,559
                                       ===========   ===========

     The accompanying notes are an integral part of these consolidated balance sheets.

          CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES

        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
          (dollars in thousands, except per share data)
                                        Three Months Ended Sept 30,
                                        ---------------------------
                                             1999         2000
                                        -----------  -----------
REVENUES:
  Oil and gas sales                     $    18,744  $    29,375
  Crude oil marketing                        49,158       64,656
  Gathering, marketing and processing         5,164        8,008
  Oil and gas service operations              1,698        1,845
                                        -----------  -----------
      Total revenues                         74,764      103,884
                                        -----------  -----------
OPERATING COSTS AND EXPENSES:
  Production expenses                         4,090        4,693
  Production taxes                            1,344        2,433
  Exploration expenses                        1,852        1,550
  Crude oil marketing purchases and expenses 48,133       63,797
  Gathering, marketing and processing         4,270        6,860
  Oil and gas service operations                979        1,285
  Depreciation, depletion and amortization    4,105        5,779
  General and administrative                  1,842        2,959
                                        -----------  -----------
     Total operating costs and expenses      66,615       89,356
                                        -----------  -----------
OPERATING INCOME                              8,149       14,528
                                        -----------  -----------
OTHER INCOME AND EXPENSES
  Interest income                               109          155
  Interest expense                           (4,032)      (3,863)
  Other income(expense), net                     78          467
                                        -----------  -----------
     Total other income and (expenses)       (3,845)      (3,241)
                                        -----------  -----------

NET INCOME                              $     4,304  $    11,287
                                        ===========  ===========
EARNINGS PER COMMON SHARE               $     87.76  $    230.15
                                        ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

          CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES

         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
          (dollars in thousands, except per share data)
                                     Nine Months Ended Sept 30,
                                     --------------------------
                                          1999          2000
                                      ----------   ----------
REVENUES:
  Oil and gas sales                   $   44,492   $   84,137
  Crude oil marketing                    173,491      196,627
  Gathering, marketing and processing     12,358       21,997
  Oil and gas service operations           4,792        5,536
                                      ----------   ----------
      Total revenues                     235,133      308,297
                                      ----------   ----------

OPERATING COSTS AND EXPENSES:
  Production expenses                     10,395       14,409
  Production taxes                         2,965        6,762
  Exploration expenses                     5,139        6,475
  Crude oil marketing purchases
    and expenses                         167,157      196,463
  Gathering, marketing and processing     10,126       17,926
  Oil and gas service operations           2,358        3,684
  Depreciation, depletion and
    amortization                          13,789       16,040
  General and administrative               6,015        7,340
                                      ----------   ----------
     Total operating costs and expenses  217,944      269,099
                                      ----------   ----------

OPERATING INCOME                          17,189       39,198
                                      ----------   ----------
OTHER INCOME AND EXPENSES
  Interest income                            296          578
  Interest expense                       (12,236)     (12,026)
  Other income, net                          113        3,542
                                      ----------   ----------
     Total other income and (expenses)   (11,827)      (7,906)
                                      ----------   ----------

INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE 5,362       31,292

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                 (2,048)           -
                                      ----------   ----------
NET INCOME (LOSS)                     $    3,314   $   31,292
                                      ==========   ==========

EARNINGS PER COMMON SHARE BEFORE
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                $   109.35   $   638.07
                                      ==========   ==========

EARNINGS (LOSS) PER COMMON SHARE AFTER
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                $    67.58   $   638.07
                                      ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

         CONTINENTAL RESOURCES, INC.  AND SUBSIDIARIES

        UNAUDITED CONSOLIDATED  STATEMENTS OF CASH FLOWS

                     (dollars in thousands)
                                      Nine Months Ended Sept 30,
                                      --------------------------
                                             1999         2000
                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                       $    3,314   $   31,292
Adjustments to reconcile to net
  income or (loss) to cash provided
  by operating activities--
  Depreciation, depletion and amortization  13,789       16,040
  Gain on sale of assets                        (9)      (3,533)
  Dry hole cost and impairment of
    undeveloped leases                       4,003        3,815
  Other noncurrent assets                      257          853
  Other noncurrent liabilities                 (38)          (1)
Changes in current assets and liabilities--
  (Increase)/decrease in accounts receivable   349         (740)
  Increase in inventories                     (197)        (789)
  (Increase)/decrease in prepaid  expenses  (2,336)       1,037
  Increase/(decrease) in accounts payable   (3,821)       2,199
  Increase/(decrease) in revenues and
    royalties payable                          338         (401)
  Decrease in accrued liabilities and other (3,486)      (2,452)
                                        ----------   ----------
         Net cash provided by operating
           activities                       12,163       47,320
                                        ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development               (6,248)     (30,370)
  Gas gathering and processing facilities
    and service properties, equipment and
    other                                   (1,487)          42
  Purchase of producing properties          (1,329)           -
  Proceeds from sale of assets                  26        7,611
                                        ----------   ----------
         Net cash used in investing
           activities                       (9,038)     (22,717)
                                        ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit and other     4,600       12,600
  Repayment of line of credit and other     (4,964)     (40,237)
  Payment of cash dividend                       -       (1,000)
  Repayment of short-term note due to
   stockholder                             (10,000)           -
                                        ----------   ----------
         Net cash (used in) financing
           activities                      (10,364)     (28,637)
                                        ----------   ----------
NET DECREASE IN CASH                        (7,239)      (4,034)

CASH AND CASH EQUIVALENTS, beginning
  of period                                 15,817       10,421
                                        ----------   ----------

CASH AND CASH EQUIVALENTS, end of
  period                                $    8,578   $    6,387
                                        ==========   ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                          $  16,399   $   16,079

The accompanying notes are an integral part of these consolidated financial statements.

         CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  CONTINENTAL RESOURCES, INC.'S FINANCIAL STATEMENTS

  In the opinion of Continental Resources, Inc. ("CRI" or the "Company") the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2000, the results of operations and cash flows for the three and nine month periods ended September 30, 1999 and 2000. The unaudited consolidated financial statements for the interim periods presented do not contain all information required by accounting principles generally accepted in the United States. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 1999.

2.  LONG-TERM DEBT:

  Long-term debt as of December 31, 1999 and September 30, 2000, consists of the following:

                                 December 31, 1999 September 30, 2000
                                 ----------------- ------------------
                                       (dollars in thousands)
Senior Subordinated Notes              $ 150,000     $ 141,000
Credit Facility                                -         2,000
Notes payable to principal stockholder    18,600             -
Notes payable to General Electric
  Capital Corporation                      2,017             -
Capital lease agreements                      20             -
                                       ---------     ---------
     Outstanding debt                    170,637       143,000
Less current portion                         356         2,000
                                       ---------     ---------
     Total long-term debt              $ 170,281     $ 141,000
                                       =========     =========

  On December 31, 1999, the Company's principal stockholder contributed his undivided 50% interest in the Worland Properties and the Company assumed his loan of $18.6 million. By February 5, 2000, the Company had paid this loan in full with cash flow from operations and bank borrowings.

  Subsequent to September 30, 2000, the Company borrowed $6.7 million from the credit facility making their total debt $8.7 million. The Company made payments of $2.0 million to reduce the outstanding debt against its credit facility to $6.7 million. The current borrowing base of the credit facility is $25.0 million until January 1, 2001, when the next redetermination is expected to occur.

  As of September 30, 2000, the Company had purchased and retired a total of $9.0 million of the Senior Subordinated notes. On
October 23, 2000 the Company purchased an additional $7.35 million of the notes which were retired on November 1, 2000 for a total to date of $16.35 million purchased and retired.

3. CRUDE OIL MARKETING:

  On July 1, 1998, the Company began entering into third party contracts to purchase and resell crude oil at prices based on current month NYMEX prices, current posting prices or at a stated contract price. Purchases and sales are recorded at the stated contract price. During the nine months ended September 30, 2000, the Company had revenues from purchases and resales of crude oil of $196.6 million on purchases and expenses of $196.4 million resulting in a gain from crude oil marketing activities during the period of $0.2 million.

  In December 1998 the Emerging Issues Task Force ("EITF") released their consensus on EITF 98-10 "Accounting for Energy Trading and Risk Management Activities." This statement requires that contracts for the purchase and sale of energy commodities which are entered into for the purpose of speculating on market movements or otherwise generating gains from market price differences to be recorded at their market value, as of the balance sheet date, with any corresponding gains or losses recorded as income from operations. The Company adopted EITF 98-10 effective January 1, 1999. As a result, the Company recorded an expense for the cumulative effect of change in accounting principle of $2.0 million. At September 30, 2000, the market value of the Company's open energy trading contracts resulted in an unrealized gain of $0.3 million which is recorded in crude oil marketing revenues in the accompanying consolidated statement of operations and prepaid expenses in the accompanying consolidated balance sheet.

  In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July 1999 the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". As a result of SFAS No. 137, adoption of SFAS No. 133 is now required for financial statements for periods beginning after June 15, 2000. In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133, every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is in the process of identifying all its derivative instruments and will prospectively adopt this new standard effective January 1, 2001, and management believes the adoption of this new standard will not have a material impact on its consolidated financial position or results of operation.

4.  COMMITMENTS AND CONTINGENCIES:

  On May 15, 1998, the Company and Burlington Resources Oil & Gas Company, Inc. ("Burlington") entered into an agreement ("Trade Agreement") to exchange undivided interests in approximately 65,000 gross (59,000 net) leasehold acres in the northern half of the Cedar Hills Field in North Dakota. On August 19, 1998, the Company instituted a declaratory judgment action against Burlington in the District Court of Garfield County, Oklahoma. The Company sought a declaratory judgment determining that it was excused from further performance under the Trade Agreement. On December 22, 1999, the Court issued an Order requiring the parties to proceed in accordance with terms of the Trade Agreement and instructing them to use their best efforts to consummate the Trade Agreement. The Company complied with the Order of the Court and attempted to proceed with the terms of the Trade Agreement. However, substantial title defects arose with respect to the interests to be received by the Company from Burlington under the terms of the Trade Agreement. As a result of the title defects which could result in the cancellation of Burlington's leases, the Company filed a Motion to Dismiss seeking a determination by the Court that the Company was excused from performance under the Trade Agreement. A hearing was held the week of June 19, 2000. On October 11, 2000, the Court issued its Finding of Fact, conclusions of Law and Order holding that the Company was excused from further performance under the Trade Agreement. The Court also dismissed Burlington's claim for damages against the Company. No appeal has been taken from the Order since a final Judgment has not been entered by the Court.

5.  GUARANTOR SUBSIDIARIES:

  The Company's wholly owned subsidiaries, Continental Gas, Inc.
(CGI) and Continental Crude Co. (CCC), have guaranteed the Senior Subordinated Notes and the Credit Facility. The following is a summary of the financial information of Continental Gas, Inc. as of December 31, 1999 and September 30, 2000, and for the nine month periods ended September 30, 1999 and 2000.

                                                 AS OF:
                                         (dollars in thousands)
                                       Dec. 31, 1999  Sept. 30, 2000
                                       -------------  --------------
     Current assets                      $    3,392     $    3,443
     Noncurrent assets                       21,643         19,744
                                         ----------     ----------
     Total assets                        $   25,035     $   23,187
                                         ==========     ==========

     Current liabilities                 $   13,188     $    9,128
     Noncurrent liabilities                       -              -
     Stockholder's equity                    11,847         14,059
                                         ----------     ----------
     Total liabilities and
       stockholder's equity              $   25,035     $   23,187
                                         ==========     ==========

         FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30,
                              (dollars in thousands)
                                          1999                2000
                                    -----------------   -----------------
                                    3 month   9 month   3 month   9 month
                                    -------   -------   -------   -------
     Total revenue                  $ 6,225   $14,976   $ 9,094   $24,947
     Operating costs and expenses     6,021    14,998     8,633    22,843
                                    -------   -------   -------   -------
     Operating income (loss)            204       (22)      461     2,104
     Other  income  (expenses)         (179)     (564)     (121)      108
                                    -------   -------   -------   -------
     Net loss (income)              $    25   $  (586)  $   340   $ 2,212
                                    =======   =======   =======   =======

  At September 30, 2000, current liabilities payable to the Company by CGI totaled approximately $6.8 million. For the nine months ended September 30, 1999 and 2000, depreciation, depletion and amortization included in CGI's operating costs totaled approximately $1.6 million and $1.5 million, respectively.
Other income for the nine month period ended September 30, 2000, included a gain from the sale of two gas systems of $0.9 million offset by interest expense.

  Since its incorporation, CCC has had no operations, has acquired no assets and has incurred no liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED
TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999

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

RESULTS OF OPERATIONS

REVENUES

GENERAL

  During the third quarter of 1998, the Company began marketing crude oil that had been purchased from third parties. This activity generated $64.7 million in additional revenue to the Company for the three month period ending September 30, 2000, compared to $49.2 million for the three month period ending September 30, 1999, and $196.6 million in revenue for the nine month period ended September 30, 2000, compared to $173.5 million for the nine month period ended September 30, 1999.

  Revenues, excluding crude oil marketing, increased $13.6 million, or 53%, to $39.2 million during the three months ended September 30, 2000, from $25.6 million during the comparable period in 1999. The increase is mainly attributable to higher oil and gas prices and a slight increase in oil and gas production.

  Revenues, excluding crude oil marketing, increased $50.0 million, or 81%, to $111.6 million during the nine months ended September 30, 2000, from $61.6 million during the comparable period in 1999. The increase is mainly attributable to higher oil and gas prices and a slight increase in oil and gas production.

OIL AND GAS SALES

  Oil and gas sales revenue for the three months ended September
30, 2000, increased $10.6 million, or 57%, to $29.3 million from $18.7 million during the comparable period in 1999 due to the increase in prices.

  Oil and gas sales revenue for the nine months ended September 30, 2000, increased $39.6 million, or 89%, to $84.1 million from $44.5 million during the same period in 1999 due to increased prices and the additional production provided by the contribution from the principal stockholder of the Worland properties.

  Oil and gas sales revenue for the nine month period ended
September 30, 2000, also included an adjustment paid by a non-affiliated third party oil purchaser for $1.1million on previously delivered volumes.

  Oil revenues, exclusive of hedging activities, for the three months ended September 30, 2000, increased $8.8 million, or 56%, to $24.6 million from $15.8 million during the same period in 1999. Oil production increased by 15 MBbls to 818 MBbls, or 2%, for the three months ended September 30, 2000, from 803 MBbls for the comparable period in 1999. Oil prices, exclusive of hedging and adjustments, increased to an average of $30.15/Bbl, or 53%, during the three months ended September 30, 2000, from $19.74/Bbl, for the comparable 1999 period.

  Oil revenues for the nine months ended September 30, 2000, increased $35.5 million, or 97%, to $72.1 million from $36.6 million in the same period in 1999. Oil production increased by 69 MBbls to 2,528 MBbls, or 3%, for the nine months ended September 30, 2000, from 2,459 MBbls for the same period in 1999. Oil prices, exclusive of hedging and adjustments, increased to an average of $28.52/Bbl, or 91%, during the nine months ended September 30, 2000, from $14.90/Bbl, for the comparable 1999 period. The increase in oil sales is due to higher oil prices in 2000 and the additional production provided by the contribution from the principal stockholder of the Worland properties.

  Gas sales increased $3.8 million, or 131%, to $6.7 million from $2.9 million for the three month period ended September 30, 2000, compared to the same period in 1999. Gas production for the period increased 223 Mmcf, or 13%, to 1,901 Mmcf from 1,678 Mmcf in 1999.

  Gas revenues for the nine months ended September 30, 2000, increased $7.6 million, or 96%, to $15.5 million from $7.9 million in the same period in 1999. Gas production for the period increased 907 Mmcf, or 18%, to 5,927 Mmcf from 5,020 Mmcf in 1999. The increase in gas sales is due to higher prices in 2000 and increased volumes in the Gulf Coast region.

  During the third quarter of 2000 the Company entered into forward fixed price sales contracts in accordance with its hedging policy, to mitigate its exposure to the price volatility associated with its crude oil production. The monthly contracts total 80,000 barrels per month and extend from October 2000 through December 2000. The Company has 40,000 barrels per month (or 120,000 barrels) at $22.04 and 40,000 barrels per month (or 120,000 barrels) at $25.47. The Company accounts for changes in the market value of its hedging instruments as deferred gains or losses until the production month of the hedged transaction, at which time the realized gain or loss is recognized in the results of operations. At September 30, 2000, the Company had open hedge contracts totaling approximately 240,000 barrels with unrealized deferred losses of approximately $1.9 million.

  Hedging losses for the three months ended September 30, 2000 were $2.0 million and for the nine months ended September 30, 2000 were $3.5 million and are included in oil and gas sales on the accompanying statements of operations.

CRUDE OIL MARKETING

  During the three month period ended September 30, 2000, the Company recognized revenues on crude oil purchased for resale of $64.7 million compared to $49.2 million for the three month period ended September 30, 1999. An increase in volume and an increase in prices made up the difference between 1999 and 2000.

  For the year to date period ended September 30, 2000, the Company has recognized $196.6 million on crude oil purchased for resale compared to $173.5 million for the nine months ended
September 30, 1999.

GATHERING, MARKETING AND PROCESSING

  Gathering, marketing and processing revenue in the third quarter of 2000 was $8.0 million, an increase of $2.8 million, or 54%, from $5.2 million in the same period in 1999. This increase in revenue during the third quarter was attributable to higher natural gas and liquid prices in the 2000 period.

  Gathering, marketing and processing revenue for the nine months ended September 30, 2000, was $22.0 million, a $9.6 million, or 78% increase, from $12.4 million in the comparable 1999 period. The increase for the nine month period was due to higher natural gas and liquid prices in the 2000 period.

OIL AND GAS SERVICE OPERATIONS

  Oil and gas service operations for the three months ended
September 30, 2000, and September 30, 1999, had no significant change.

  Oil and gas service operations for the nine months ended September 30, 2000, increased $0.7 million, or 15%, to $5.5 million from $4.8 million during the same period in 1999. The increase was due primarily to higher prices received for reclaimed oil sales from the Central Treating Unit.

OPERATING COSTS AND EXPENSES

PRODUCTION EXPENSES

  Production expenses increased by $0.6 million, or 15%, to $4.7 million during the three months ended September 30, 2000, from $4.1 million during the comparable period in 1999. This increase is due to a $0.3 million increase in repairs which were delayed last year due to low prices and increased energy costs of $0.3 million.

  Production expenses increased by $4.0 million, or 38%, to $14.4 million for the year to date period ended September 30, 2000, from $10.4 million during the comparable period in 1999. This increase is due to the production activity in the Worland field of approximately $1.4 million, increased energy costs of $1.4 million and increased repairs costs of $1.1 million.

PRODUCTION TAXES

  Production taxes increased by $1.1 million, or 85%, to $2.4 million during the three months ended September 30, 2000, from $1.3 million during the comparable period in 1999. The increase is due to higher oil and gas prices and higher tax rates on wells that have reached the expiration date of tax relief given on newly drilled wells.

  Production taxes for the nine months ended September 30, 2000, have increased by $3.8 million, or 127%, to $6.8 million compared to $3.0 million in the comparable period of 1999. The increase is due to higher oil and gas prices and higher tax rates on wells that have reached the expiration date of tax relief given on newly drilled wells.

EXPLORATION EXPENSES

  For the three months ended September 30, 2000, exploration expenses decreased $0.3 million, or 16%, to $1.5 million from $1.8 million during the comparable period of 1999. The decrease was due to a $0.4 million decrease in expired lease costs offset by a $0.1 increase in plugging expense.

  The year to date exploration expense as of September 30, 2000, increased $1.3 million, or 26%, to $6.4 million from $5.1 million incurred in the comparable period in 1999. The increase was due to a $1.5 million increase in dry hole costs and a total of $1.2 million increase in various other expenses offset by a decrease in expired lease costs of approximately $1.3 million.

CRUDE OIL MARKETING

  For the three months ended September 30, 2000, the Company recognized expense for the purchases of crude oil purchased for resale of $63.8 million compared to purchases of crude oil for resale of $48.1 million for the three months ended September 30, 1999. The increase is due to an increase in volumes and an increase in costs of crude oil purchased.

  For the nine month period ended September 30, 2000, the Company's purchases of crude oil increased by $29.3 million, or 18%, to $196.4 million from $167.1 million for the same period in 1999. The increase is due to an increase in volumes and an increase in costs of crude oil purchased.

GATHERING, MARKETING, AND PROCESSING

  During the three months ended September 30, 2000, the Company incurred gathering, marketing and processing expenses of $6.8 million, representing a $2.5 million, or 58% increase from the $4.3 million incurred in the second quarter of 1999 due to higher natural gas and liquid prices.

  Gathering, marketing and processing expenses for the nine months ended September 30, 2000, were $17.9 million, a $7.8 million, or 77% increase, from $10.1 million in the same period in 1999 due to higher natural gas and liquids prices.

OIL AND GAS SERVICE OPERATIONS

  During the three months ended September 30, 2000, and September
30, 1999, there was no significant change in oil and gas service operations.

  Oil and gas service operations expenses increased by $1.3 million, or 54% to $3.7 million for the nine months ended
September 30, 2000, compared to $2.4 million for the same period in 1999. The increase is due to higher prices paid for oil treated at the Central Treating Unit.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

  For the three months ended September 30, 2000, DD&A expense increased $1.7 million, or 41%, to $5.8 million in 2000 from $4.1 million for the comparable period in 1999.

  For the nine months ended September 30, 2000, DD&A expense increased $2.2 million, or 16% to $16.0 million from $13.8 million for the same period in 1999 due to the contribution of the Worland properties by the principal stockholder.

GENERAL AND ADMINISTRATIVE ("G&A")

  For the three months ended September 30, 2000, G&A expense was $2.9 million, net of overhead reimbursement of $0.5 million, for a period total of $2.4 million or an increase of $1.4 million or 140%, from G&A expense of $1.8 million net of overhead reimbursement of $0.8 million for a net of $1.0 million during the comparable period in 1999. The increase was primarily due to increased legal expenses relating to the Burlington case and increased employment expense. G&A expenses per BOE for the third quarter of 2000 was $2.20 compared to $.98 for the third quarter of 1999.

  For the nine month period ended September 30, 2000, G&A expense was $7.3 million, net of overhead reimbursement of $1.4 million, for a period total of $5.9 million or an increase of $2.1 million, or 55%, from G&A expense of $6.0 million net of overhead reimbursement of $2.2 million for a total of $3.8 million during the comparable period in 1999. G&A expense per BOE for the first nine months of 2000 was $1.68 compared to $1.14 for the same period in 1999. The increase was primarily due to increased legal expense and increased employment expense.

OTHER COSTS AND EXPENSES

INTEREST EXPENSE

  Interest expense for the three months ended September 30, 2000, and September 30, 1999, had no significant change.

  Interest expense for the nine months ended September 30, 2000, and September 30, 1999, had no significant change.

OTHER INCOME

  Other income for the three months ended September 30, 2000, increased $0.4 million to $0.5 million compared to $0.1 million
for the same period in 1999.   The increase was the result of the
sale of assets.

  Other income for the year to date ended September 30, 2000, increased $3.4 million to $3.5 million compared to $0.1 million
for the year to date ended September 30, 1999.   The increase
reflects the sale of the Arkoma Basin properties which was approximately $3.1 million and a gain on the sale of other assets along with the gain on the repurchase of bonds of $0.13 million.

NET INCOME

  For the three months ended September 30, 2000 net income was $11.3 million, an increase in net income of $7.0 million from $4.3 million for the comparable period in 1999. The increase in net income was due primarily to higher oil and gas prices and a slight increase in production volumes offset by increases in production taxes, G&A and DD&A totaling approximately $3.9 million.

  For the nine months ended September 30, 2000, net income was $31.3 million, an increase in net income of $28.0 million from $3.3 million for the comparable period in 1999. The increase in net income was due to higher oil and gas prices and an increase in production volumes, and a gain on the sale of the Arkoma properties. Net income in 2000 includes a $1.1 million price adjustment paid by a non-affiliated third party oil purchaser and does not repeat a $2.0 million charge for the commutative effect of a change in accounting principle in 1999 associated with the adoption of EITF 98-10.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS

  Net cash provided by operating activities for the nine months ended September 30, 2000, was $47.3 million, an increase of $35.1 million from $12.2 million provided by operating activities during the comparable 1999 period. Cash as of September 30, 2000, was $6.4 million, a decrease of $4.0 million or 39% of the balance of $10.4 million held at December 31, 1999. Of the $6.4 million balance at September 30, 2000, $2.4 million was set aside and will be used by the Company to make its February 1, 2001, interest payment on its 10.25% Senior Subordinated Notes.

DEBT

  Long-term debt at December 31, 1999, and September 30, 2000,
was $170.2 million and $141.0 million, respectively.   Subsequent
to September 30, 2000, the Company borrowed $6.7 million from the credit facility and the Company made payments of $2.0 million.

CREDIT FACILITY

  Debt outstanding under the line of credit at September 30, 2000, included $2.0 million of revolving credit debt under the credit facility. The effective rate of interest under the line of credit agreement is 8.1% at September 30, 2000. The credit facility, which matures May 14, 2001, charges interest based on the prime rate of MidFirst Bank, or the London Interbank Offered Rate for 1, 2, 3 or 6-month offshore deposits as offered by MidFirst Bank to major banks in the London Interbank Market, rounded upwards, if necessary, to the nearest 1/16%, and adjusted for maximum cost of reserves, if any. The borrowing base of the credit facility is $25.0 million until January 1, 2001, when the next redetermination is expected to occur. On April 21, 2000, the Company replaced its credit facility with a $25.0 million credit facility provided by MidFirst Bank in Oklahoma City, Oklahoma, under terms substantially similar to the previous credit agreement with Bank One. The credit agreement was amended on August 1, 2000, to add a correspondent bank and other minor changes were made.

CAPITAL EXPENDITURES

  The Company's 2000 capital expenditures budget was revised after the second quarter to $45.3 million, exclusive of acquisitions. During the nine months ended September 30, 2000, the Company incurred $30.3 million of capital expenditures, exclusive of acquisitions, compared to $7.7 million, exclusive of acquisitions, in the nine month period of 1999. The $22.6 million increase was the result of increased drilling activity in the Rocky Mountain and Gulf Coast. The Company expects to fund the remainder of its 2000 capital budget through cash flow from operations and its credit facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK.

  The Company is exposed to market risk in the normal course of its business operations. Management believes that the Company is well positioned with its mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. As of September 30, 2000, the Company had entered into fixed price sales contracts totaling 80,000 barrels per month in order to hedge its price risk exposure on its October 2000 through December 2000 production. At September 30, 2000, the Company has deferred recognition of $1.9 million of net market losses on its hedging contracts until the respective production month. Most of the Company's crude oil marketing contracts are made at either a NYMEX based price or a fixed price. As of September 30, 2000, for the periods October 2000 through December 2000, the Company has fixed price purchase and sales contracts related to its marketing activities for which it has recorded an unrealized net gain of approximately $0.3 million. At September 30, 2000, the Company had a net long position on its crude marketing activities of 200,000 barrels consisting of monthly long or short positions ranging from 40,000 to 80,000 barrels per month extending through March 2001.

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

  On May 15, 1998, the Company and Burlington Resources Oil & Gas Company, Inc. ("Burlington") entered into an agreement ("Trade Agreement") to exchange undivided interests in approximately 65,000 gross (59,000 net) leasehold acres in the northern half of the Cedar Hills Field in North Dakota. On August 19, 1998, the Company instituted a declaratory judgment action against Burlington in the District Court of Garfield County, Oklahoma. The Company sought a declaratory judgment determining that it was excused from further performance under the Trade Agreement. On December 22, 1999, the Court issued an Order requiring the parties to proceed in accordance with terms of the Trade Agreement and instructing them to use their best efforts to consummate the Trade Agreement. The Company complied with the Order of the Court and attempted to proceed with the terms of the Trade Agreement. However, substantial title defects arose with respect to the interests to be received by the Company from Burlington under the terms of the Trade Agreement. As a result of the title defects which could result in the cancellation of Burlington's leases, the Company filed a Motion to Dismiss seeking a determination by the Court that the Company was excused from performance under the Trade Agreement. A hearing was held the week of June 19, 2000. On October 11, 2000, the Court issued its Finding of Fact, Conclusions of Law and Order holding that the Company was excused from further performance under the Trade Agreement. The Court also dismissed Burlington's claim from damages against the Company. No appeal has been taken from the Order since a final Judgment has not been entered by the Court.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a): Exhibits
                          DESCRIPTION
                          -----------
3.1 Amended and Restated Certificate of Incorporation of Continental Resources, Inc.(1) [3.1]
3.2    Amended and Restate Bylaws of Continental Resources, Inc.(1)
       [3.2]
3.3    Certificate of Incorporation of Continental Gas, Inc.(1)
       [3.3]
3.4    Bylaws of Continental Gas, Inc., as amended and restated.(1)
       [3.4]
3.5    Certificate of Incorporation of Continental Crude Co.(1)
       [3.5]
3.6    Bylaws of Continental Crude Co.(1) [3.6]
4.1 Restated Credit Agreement dated May 12, 1998 among Continental Resources, Inc. and Continental Gas, Inc., as Borrowers and Bank One, Oklahoma, N.A. and the Institutions named therein as Banks and Bank One, Oklahoma, N.A. as
       Agent (the "Credit Agreement")(1) [4.1]
4.1.1 First Amendment to the Credit Agreement between Registrant, the financial institutions named therein and Bank One, Oklahoma, N.A., as Agent dated February 10, 1999.(2) [4.1.1]
4.2    Form of Revolving Note under the Credit Agreement (1) [4.2]
4.3 Indenture dated as of July 24, 1998 between Continental Resources, Inc., as Issuer, the Subsidiary Guarantors named therein and the United States Trust Company of New York, as Trustee (1) [4.3]
4.4 Restated Credit Agreement dated April 21, 2000 among Continental Resources, Inc. and Continental Gas, Inc., as Borrowers and MidFirst Bank as Agent (the "Credit Agreement")(4) [4.4]
4.4.1 Form of Revolving Note under the Credit Agreement with MidFirst Bank(4) [4.4.1]
4.4.2 First Amendment to the Credit Agreement between Registrant, the financial institutions named therein and MidFirst Bank as Agent dated August 1, 2000.(5) [4.4.2]
10.4   Conveyance Agreement of Worland Area Properties from Harold
       G. Hamm, Trustee of the Harold G. Hamm Revocable Intervivos Trust dated April 23, 1984 to Continental Resources, Inc.
       (3) [10.4]
10.5 Purchase Agreement signed January 2000, effective October 1, 1999 by and between Patrick Energy Corporation as Buyer and Continental Resource, Inc. as Seller (3) [10.5]
21.0   Subsidiaries (2) [21.0]
27*    Financial Data Schedule
---------------------
* Filed herewith

(1)  Filed as an exhibit to the Registrant's Registration
     Statement on Form S-4, (No. 333-61547) which was filed with the Securities and Exchange Commission. The exhibit number is indicated in brackets and incorporated by reference herein.

(2) Filed as an exhibit to the Registrant's 1998 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission, on March 31, 1999. The exhibit number is indicated in brackets and incorporated by reference herein.

(3) Filed as an exhibit to the Registrant's 1999 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission, on March 28, 2000. The exhibit number is indicated in brackets and incorporated by reference herein.

(4) Filed as an exhibit to the Registrant's quarterly report on Form 10-Q for its fiscal quarter ended March 31, 2000. The exhibit number is indicated in brackets and incorporated by reference herein.

(5) Filed as an exhibit to the Registrant's quarterly report on Form 10-Q for its fiscal quarter ended June 30, 2000. The exhibit number is indicated in brackets and incorporated by reference herein.

(b): Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the nine months ended September 30, 2000.

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


                                   CONTINENTAL RESOURCES, INC.

                                       ROGER V. CLEMENT
                                       Roger V. Clement
                                       Senior Vice President
                                       (Chief Financial Officer)

Date: November 10, 2000

                          EXHIBIT INDEX
3.1       Amended and Restated        Incorporated herein by reference
          Certificate of
          Incorporation of
          Continental Resources,
          Inc.
3.2       Amended and Restate Bylaws  Incorporated herein by reference of Continental Resources,
          Inc.
3.3       Certificate of              Incorporated herein by reference
          Incorporation of
          Continental Gas, Inc.
3.4       Bylaws of Continental Gas,  Incorporated herein by reference
          Inc., as amended and
          restated.
3.5       Certificate of              Incorporated herein by reference
          Incorporation of
          Continental Crude Co.
3.6       Bylaws of Continental       Incorporated herein by reference
          Crude Co.
4.1       Restated Credit Agreement   Incorporated herein by reference
          dated May 12, 1998 among
          Continental Resources,
          Inc. and Continental Gas,
          Inc., as Borrowers and
          Bank One, Oklahoma, N.A.
          and the Institutions named
          therein as Banks and Bank
          One, Oklahoma, N.A. as
          Agent (the "Credit
          Agreement")
4.1.1     First Amendment to the      Incorporated herein by reference
          Credit Agreement between
          Registrant, the financial
          institutions named
          therein and Bank One,
          Oklahoma, N.A., as Agent
          dated February 10, 1999.
4.2       Form of Revolving Note      Incorporated herein by reference
          under the Credit Agreement
4.3       Indenture dated as of July  Incorporated herein by reference
          24, 1998 between
          Continental Resources,
          Inc., as Issuer, the
          Subsidiary Guarantors
          named therein and the
          United States Trust
          Company of New York, as
          Trustee
4.4       Restated Credit Agreement   Incorporated herein by reference
          dated April 21, 2000 among
          Continental Resources,
          Inc. and Continental Gas,
          Inc., as Borrowers and
          MidFirst Bank as Agent
          (the "Credit Agreement")
4.4.1     Form of Revolving Note      Incorporated herein by reference
          under the Credit Agreement
          with MidFirst Bank
4.4.2     First Amendment to the      Incorporated herein by reference
          Credit Agreement between
          Registrant, the financial
          institutions named therein
          and MidFirst Bank as Agent
          dated August 1, 2000.
10.4      Conveyance Agreement of     Incorporated herein by reference
          Worland Area Properties
          from Harold G. Hamm,
          Trustee of the Harold G.
          Hamm Revocable Intervivos
          Trust dated April 23, 1984
          to Continental Resources,
          Inc.
10.5      Purchase Agreement signed   Incorporated herein by reference
          January 2000, effective
          October 1, 1999 by and
          between Patrick Energy
          Corporation as Buyer and
          Continental Resource, Inc.
          as Seller
21.0      Subsidiaries                Incorporated herein by reference
27        Financial Data Schedule     Filed herewith electronically