Form 10-K
period 2000-12-31
CONTINENTAL RESOURCES INC
filed 2001-03-28
CIK 732834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number: 333-61547

                           CONTINENTAL RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

        Oklahoma                                             73-0767549
---------------------------                        -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

302 N. Independence, Suite 300, Enid, Oklahoma                  73701
----------------------------------------------        -------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (580) 233-8955

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

     As of March 28, 2001, there were 14,368,919 shares of the registrant's common stock, par value $.01 per share, outstanding. The common stock is privately held by affiliates of the registrant. Documents incorporated by reference: None

                           CONTINENTAL RESOURCES, INC.

                          Annual Report on Form 10-K
                      for the Year Ended December 31, 2000

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the statements under this Item and elsewhere in this Form 10-K are "forward-looking statements: within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-K, including without limitation statements under "Item 1. Business," "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding budgeted capital expenditures, increases in oil and gas production, the Company's financial position, oil and gas reserve estimates, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulation of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimates and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from the Company's expectations are disclosed under "Risk Factors" and elsewhere in this form 10-K. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's actual results and plans for 2001 and beyond could differ materially from those expressed in forward-looking statements. All subsequent written and oral forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

ITEM 1. BUSINESS

OVERVIEW

     Continental  Resources,  Inc. and its  subsidiaries,  Continental Gas, Inc.
("CGI") and Continental Crude Co. ("CCC") (collectively "Continental" or the "Company"), are engaged in the exploration, exploitation, development and acquisition of oil and gas reserves, primarily in the Rocky Mountain and the Mid-Continent regions of the United States, and to a lesser but growing extent, in the Gulf Coast region of Texas and Louisiana. In addition to its exploration, development, exploitation and acquisition activities, the Company currently owns and operates 750 miles of natural gas pipelines, five gas gathering systems and two gas processing plants in its operating areas. The Company also engages in natural gas marketing, gas pipeline construction and saltwater disposal. Capitalizing on its growth through the drill-bit and its acquisition strategy, the Company has increased its estimated proved reserves from 26.6 million barrels of oil equivalent ("MMBoe") in 1995 to 45.2 MMBoe at year-end 2000, and has increased its annual production from 2.2 MMBoe in 1995 to 4.7 MMBoe in 2000. As of December 31, 2000, the Company's reserves had a present value of estimated future net cash flows, discounted at 10% ("PV-10") of $491.8 million calculated in accordance with the Securities and Exchange Commission (the "Commission" or "SEC") guidelines. Approximately 78% of the Company's estimated proved reserves were oil and approximately 95% of its total estimated reserves were classified as proved developed. At December 31, 2000, the Company had interests in 1,291 producing wells of which it operated 972. The Company was originally formed in 1967 to explore, develop and produce oil and gas properties in Oklahoma. Through 1993 the Company's activities and growth remained focused primarily in Oklahoma. In 1993, the Company expanded its activity into the Rocky Mountain and Gulf Coast regions. Through drilling success and strategic acquisitions, 78% of the Company's estimated proved reserves as of December 31, 2000, are now found in the Rocky Mountain region. The Company's growth in the Gulf Coast region during the mid-1990's was slowed due to its rapid growth in the Rocky Mountain region, but its activity in the Gulf Coast region significantly increased during 1999 and 2000. Management expects that the Gulf Coast region will develop into another key operating area for the Company.

BUSINESS STRATEGY

     The Company's business strategy is to increase production, cash flow and reserves through the exploration, development, exploitation and acquisition of properties in the Company's core operating areas. Through development activities, the Company seeks to increase production and cash flow, and develop additional reserves by drilling new wells (including horizontal wells), secondary recovery operations, workovers, recompletions of existing wells and the application of other techniques designed to increase production. The Company's acquisition strategy includes seeking properties that have an established production history, have undeveloped reserve potential, and through use of the Company's technical expertise in horizontal drilling and secondary recovery, allow the Company to maximize the utilization of its infrastructure in core operating areas. The Company's exploration strategy is designed to combine the knowledge of its professional staff with the competitive and technical strengths of the Company to pursue new field discoveries in areas that may be out of favor or overlooked. This strategy enables the Company to build a controlling lease position in targeted projects and to realize the full benefit of any project success. The Company tries to maintain an inventory of three or four new exploratory projects at all times for future growth and development. On an ongoing basis, the Company evaluates and considers divesting of oil and gas properties considered to be non-core to the Company's reserve growth plans with the goal that all Company assets are contributing to its long-term strategic plan.

PROPERTY OVERVIEW

     Rocky Mountain Region. The Company's Rocky Mountain properties are concentrated in the North Dakota, South Dakota and Montana portions of the Williston Basin and the Big Horn Basin in Wyoming. These properties represented 78% of the Company's estimated proved reserves and 51% of the PV-10 of the Company's proved reserves as of December 31, 2000. The Company owns approximately 331,000 net leasehold acres, has interest in 566 gross (461 net) producing wells and is the operator of 95% of these wells, and has identified 187 potential drilling locations in the Rocky Mountain region. The Company's principal properties in the Williston Basin include the Cedar Hills Field and five secondary recovery projects located in the Medicine Pole Hills and Buffalo Fields. The Company's five secondary recovery projects represent one-half of the high pressure air injection projects in North America. The Company's Williston Basin properties represented 51% of its estimated proved reserves and 37% of the Company's PV-10 of its proved reserves at December 31, 2000. In the Williston Basin, the Company owns approximately 259,000 net leasehold acres; has interest in 322 gross (264 net) producing wells and has identified 30 potential drilling locations. The Company expects to add significant reserves in the Williston Basin in the upcoming years as it commences secondary recovery operations in the Cedar Hills Field. Secondary recovery methods increase the reserves recovered from existing fields through the injection and withdrawal of fluids. The combination of injection and withdrawal recovers additional oil from the reservoir that cannot be recovered by primary recovery methods. The Company's estimated proved reserves, estimated future net revenues and PV-10 at December 31, 2000, did not include any reserves expected to be recovered through secondary recovery operations but the Company believes that up to three barrels of oil may be recovered by secondary recovery methods for each barrel of oil produced by primary recovery. Accordingly, the Company believes that secondary recovery operations could recover an aggregate of an additional 60 million barrels of oil from the Cedar Hills Field. Secondary recovery operations are scheduled to begin in 2001. The Cedar Hills Field represented approximately 29% of the proved reserves and 22% of the PV-10 attributable to the Company's proved reserves at December 31, 2000. In 1998 the Company expanded its activities into the Big Horn Basin through the acquisition of producing and non-producing properties in the Worland Field. The Worland Field represents 27% of the Company's estimated proved reserves and 14% of the PV-10 of the Company's proved reserves at December 31, 2000. In the Worland Field, the Company owns approximately 73,000 net leasehold acres; has interests in 256 gross (228 net) producing wells, of which 244 are operated by the Company. In the Worland Field the Company has identified 157 potential drilling locations, 101 potential workovers or recompletions and has initiated one pilot secondary recovery project to increase recovery of known oil in the field.

     Mid-Continent Region. The Company's Mid-Continent properties are located primarily in the Anadarko Basin of western Oklahoma, southwestern Kansas and in the Texas Panhandle. At December 31, 2000, the Company's estimated proved reserves in the Mid-Continent region represented 20% of the Company's total estimated proved reserves, 68% of the Company's natural gas reserves and 42% of the Company's PV-10. In the Mid-Continent region, the Company owns approximately 87,000 net leasehold acres, has interest in 693 gross (301 net) producing wells and has identified 15 potential drilling locations. The Company operates 60% of the gross wells in which it has interest.

     Gulf Coast Region. The Company's Gulf Coast properties are located primarily onshore, along the Texas and Louisiana coasts. This includes the Pebble Beach and Luby projects in Nueces County, Texas and the Jefferson Island project in Iberia Parish, Louisiana. During 2000, the Company acquired and drilled offshore leasehold in the Gulf of Mexico as part of the Company's ongoing expansion in the Gulf Coast region. The Company's Gulf Coast properties represented 2% of the Company's total estimated proved reserves, 9% of its estimated proved gas reserves and 7% PV- 10 of the Company's proved reserves at December 31, 2000. In the Gulf Coast, the Company owns approximately 17,000 net leasehold acres; has interests in 20 gross (14 net) producing wells and has identified 12 potential drilling locations from 95 square miles of proprietary 3-D data and several hundred miles of non-proprietary 3-D seismic data. The Company operates 90% of the gross wells in which it has interests.

OTHER INFORMATION

     The Company's subsidiary, Continental Gas, Inc., was formed as a gas marketing company in April 1990. Currently, Continental Gas, Inc. specializes in gas marketing, pipeline construction, gas gathering systems and gas plant operations. The Company's remaining subsidiary, Continental Crude Co., has been inactive since its formation in 1998.

     Continental Resources, Inc. is headquartered in Enid, Oklahoma, with additional offices in Baker, Montana and Buffalo, South Dakota and field offices located within its various operating areas.

BUSINESS STRENGTHS

     The Company believes that it has certain strengths that provide it with significant competitive advantages and provide it with diversified growth opportunities, including the following:

     PROVEN GROWTH RECORD. The Company has demonstrated consistent growth through a balanced program of development, exploitation and exploratory drilling and acquisitions. The Company has increased its proved reserves from 26.6 MMBoe in 1995 to 45.2 MMBoe as of December 31, 2000.

     SUBSTANTIAL DRILLING INVENTORY. The Company has identified more than 214 potential drilling locations based on geological and geophysical evaluations. As of December 31, 2000, the Company held approximately 435,000 net acres, of which approximately 50% were classified as undeveloped. Management believes that its current inventory and acreage holdings could support five years of drilling activities depending upon oil and gas prices.

     LONG-LIFE NATURE OF RESERVES. The Company's producing reserves are primarily characterized by low rate, relatively stable, mature production that is subject to gradual decline rates. As a result of the long-lived nature of its properties, the Company has relatively low reinvestment requirements to maintain reserve quantities, primary and secondary production levels and reserve values. The Company's properties have an average reserve life of approximately 9.7 years.

     SUCCESSFUL DRILLING AND ACQUISITION RECORD. The Company has maintained a successful drilling record. During the five years ended December 31, 2000, the Company participated in 258 gross (165 net) wells of which 93% were successfully completed resulting in the addition of 25.3 MMBoe of proved developed reserves at an average finding cost of $7.50 per barrel of oil equivalent ("Boe") excluding the potential secondary recovery in the Williston Basin. During the same five-year period, the Company acquired 17.2 MMBoe at an average cost of $3.39 per Boe. Including major revisions of 14.3 MMBoe due primarily to fluctuating prices and additional volumes of up to 100,000 Bbls per well added to primary production in the Cedar Hills Field by Ryder Scott engineers, the Company added a total of 42.5 MMBoe at an average cost of $5.84 per Boe during the last five years.

     SIGNIFICANT OPERATIONAL CONTROL. Approximately 91.6% of the Company's PV-10 at December 31, 2000, was attributable to wells operated by the Company, giving Continental significant control over the amount and timing of capital expenditures and production, operating and marketing activities.

     TECHNOLOGICAL LEADERSHIP. The Company has demonstrated significant expertise in the continually evolving technologies of 3-D seismic, directional drilling, and precision horizontal drilling, and is among the few companies in North America to successfully utilize high pressure air injection ("HPAI") enhanced recovery technology on a large scale. Through the use of precision horizontal drilling the Company has experienced a 400% to 700% increase in initial flow rates. From inception, the Company has drilled 190 horizontal wells in the Rocky Mountains and Mid-Continent. Through the combination of precision horizontal drilling and secondary recovery technology, the Company has significantly enhanced the recoverable reserves underlying its oil and gas properties. Since its inception, Continental has experienced a 300% to 400% increase in recoverable reserves through use of these technologies.

     EXPERIENCED AND COMMITTED MANAGEMENT. Continental's senior management team has extensive expertise in the oil and gas industry. The Company's Chief Executive Officer, Harold Hamm, began his career in the oil and gas industry in 1967. Seven senior officers have an average of 22 years of oil and gas industry experience. Additionally, the Company's technical staff, which includes eight petroleum engineers and eight geoscientists, have an average of more than 22 years experience in the industry.

DEVELOPMENT, EXPLOITATION AND EXPLORATION ACTIVITIES

     CAPITAL EXPENDITURES. The Company's projected capital expenditures for development, exploitation and exploration activities in 2001 total $70.7 million. Approximately $31.1 million (44%) is targeted for drilling, $5.0 million (7%) for land and seismic, $4.8 million (7%) for workovers and recompletions and $29.8 million (42%) for secondary recovery related activities. Drilling expenditures for 2001 include a projected $17.6 million in development drilling and $13.5 million in exploratory drilling.

     DEVELOPMENT AND EXPLOITATION. The Company's development and exploitation activities are designed to maximize the value of existing properties. Activities include the drilling of vertical, directional and horizontal development wells, workover and recompletions in existing wellbores, and secondary recovery water flood and HPAI projects. During 2001, the Company projects that development drilling will represent 56% of its drilling budget. Development drilling will be conducted in all three regions with a projected 12% in the Mid-Continent region, 22% in the Gulf Coast region and 66% in the Rocky Mountain region. The Company will continue to seek opportunities to increase production from its inventory of 109 workovers and recompletions in the Rocky Mountain region as well as the 41 in the Mid-Continent and Gulf Coast regions. Several secondary recovery projects will also be initiated during 2001, including three in the Mid-Continent region, and five in the Rocky Mountain region. During 2001, the Company will commence secondary recovery operations in the Cedar Hills Field and the Medicine Pole Hills West Field. The Cedar Hills Field was unitized March 1, 2001, which will allow secondary recovery operations to begin in the second quarter of 2001. The unitization process for the Medicine Pole Hills West Field has been completed and the installation of HPAI facilities and initial injection was started
November 22, 2000. The following table sets forth the Company's development inventory as of December 31, 2000.

                                                                                NUMBER OF DEVELOPMENT PROJECTS
                                                                                        ENHANCED/SECONDARY
                                                          DRILLING       WORKOVERS AND       RECOVERY
                                                          LOCATIONS      RECOMPLETIONS       PROJECTS     TOTAL
                                                          ---------      -------------       --------     -----
ROCKY MOUNTAIN:
     Williston Basin........................................  30               8                 4          42
     Big Horn Basin......................................... 157             101                 1         259
                                                             ---             ---                --         ---
    Total ROCKY MOUNTAIN.................................... 187             109                 5         301
MID-CONTINENT:
     Anadarko Basin.........................................  15              26                 3          44
GULF COAST..................................................  12              15                 -          27
                                                             ---             ---                --         ---
TOTAL....................................................... 214             150                 8         372
                                                             ===             ===                ==         ===

     The Company will initiate, on a priority basis, as many projects as cash flow and rig availability allow. Based on forecasted cash flow, the Company anticipates initiating 34 development drilling projects, 62 workover projects and five secondary recovery projects during 2001. The Company expects to expend approximately $17.6 million drilling, $4.8 million on workovers and recompletions and $29.8 million on secondary recovery related to these projects in 2001.

     EXPLORATION ACTIVITIES. The Company's exploration projects are designed to locate new reserves and fields for future growth and development. The Company's exploration projects vary in risk and reward based on their depth, location and geology. The Company routinely uses the latest in technology, including 3-D seismic, horizontal drilling and new completion technologies to enhance its projects. The Company will continue to build exploratory inventory throughout the year for future drilling.

     The following table sets forth information pertaining to the Company's existing exploration project inventory at December 31, 2000:

                                                                               NUMBER OF EXPLORATION PROJECTS
                                                                              DRILLING LOCATION    3-D SEISMIC
ROCKY MOUNTAIN:
     Williston Basin............................................................     4                 3
     Big Horn Basin.............................................................     2                 1
                                                                                    --                --
    Total ROCKY MOUNTAIN........................................................     6                 4

MID-CONTINENT...................................................................    21                 -
GULF COAST......................................................................    30                 1
                                                                                    --                --
TOTAL...........................................................................    57                 5
                                                                                    ==                ==

     The Company will initiate, on a priority basis, as many projects as cash flow and rig availability allow. The Company anticipates initiating 30 exploratory drilling projects during 2001 and projects the drilling investment in these exploratory projects will represent approximately 43% of its drilling budget for 2001 with 10% in the Mid-Continent, 17% in the Rocky Mountain region and 73% in the Gulf Coast region.

ACQUISITION ACTIVITIES

     The Company seeks to acquire properties, which have the potential to be immediately accretive to cash flow, have long-lived, lower risk, relatively stable production potential, and provide long-term growth in production and reserves. The Company focuses on acquisitions that complement its existing exploration program, provide opportunities to utilize the Company's technological advantages, have the potential for enhanced recovery activities, and/or provide new core areas for the Company's operations.

RISK FACTORS

VOLATILITY OF OIL AND GAS PRICES

     The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and gas and natural gas liquids, which are dependent upon numerous factors such as weather, economic, political and regulatory developments and competition from other sources of energy. The Company is affected more by fluctuations in oil prices than natural gas prices, because a majority of its production is oil. The volatile nature of the energy markets and the unpredictability of actions of OPEC members makes it particularly difficult to estimate future prices of oil and gas and natural gas liquids. Prices of oil and gas and natural gas liquids are subject to wide fluctuations in response to relatively minor changes in circumstances, and there can be no assurance that future prolonged decreases in such prices will not occur. All of these factors are beyond the control of the Company. Any significant decline in oil and, to a lesser extent, in natural gas prices would have a material adverse effect on the Company's results of operations and financial condition. Although the Company may enter into hedging arrangements from time to time to reduce its exposure to price risks in the sale of its oil and gas, the Company's hedging arrangements are likely to apply to only a portion of its production and provide only limited price protection against fluctuations in the oil and gas markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

REPLACEMENT OF RESERVES

     The Company's future success depends upon its ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Unless the Company successfully replaces the reserves that it produces (through successful development, exploration or acquisition), the Company's proved reserves will decline. There can be no assurance that the Company will continue to be successful in its effort to increase or replace its proved reserves. To the extent the Company is unsuccessful in replacing or expanding its estimated proved reserves, the Company may be unable to pay the principal of and interest on the Senior Subordinated Notes ("the Notes") and other indebtedness in accordance with their terms, or otherwise to satisfy certain of the covenants contained in the indenture governing, its Notes (the "Indenture") and the terms of its other indebtedness.

UNCERTAINTY OF ESTIMATES OF OIL AND GAS RESERVES AND FUTURE NET CASH FLOWS

     This report contains estimates of the Company's oil and gas reserves and the future net cash flows from those reserves which have been prepared by the Company and certain independent petroleum consultants. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. There are numerous uncertainties inherent in estimating quantities and future values of proved oil and gas reserves, including many factors beyond the control of the Company. Each of the estimates of proved oil and gas reserves, future net cash flows and discounted present values rely upon various assumptions, including assumptions required by the Commission as to constant oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated in the report. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this annual report on Form 10-K. In addition, the Company's reserves may be subject to downward or upward revision, based upon production history, results of future exploration and development, prevailing oil and gas prices and other factors, many of which are beyond the Company's control. The PV-10 of the Company's proved oil and gas reserves does not necessarily represent the current or fair market value of such proved reserves, and the 10% discount rate required by the Commission may not reflect current interest rates, the Company's cost of capital or any risks associated with the development and production of the Company's proved oil and gas reserves. At December 31, 2000, the estimated future net cash flows of $907.7 million and PV-10 of $491.8 million attributable to the Company's proved oil and gas reserves are based on prices in effect at that date ($26.80 per barrel ("Bbl") of oil and $9.78 per thousand cubic feet ("Mcf") of natural gas), which may be materially different from actual future prices.

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

EFFECTS OF LEVERAGE

     At December 31, 2000, on a consolidated basis, the Company and the Subsidiary Guarantors had $140.4 million of indebtedness (including short term debt and current maturities of long-term indebtedness) compared to the Company's stockholders' equity of $123.4 million. Although the Company's cash flow from operations has been sufficient to meet its debt service obligations in the past, there can be no assurance that the Company's operating results will continue to be sufficient for the Company to meet its obligations. See "Selected Consolidated Financial Data," "Capitalization" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

SUBORDINATION OF NOTES AND GUARANTEES

     The Notes are subordinated in right of payment to all existing and future Senior Debt (consisting of commitments under the credit facility) of the Company and the Company's subsidiaries that have guaranteed payment of the Notes (the "Subsidiary Guarantors") including borrowings under the Credit Facility. In the event of bankruptcy, liquidation or reorganization of the Company or a Subsidiary Guarantor, the assets of the Company, or the Subsidiary Guarantor as the case may be, will be available to pay obligations on the Notes only after all Senior Debt has been paid in full, and there may not be sufficient assets remaining to pay amounts due on any or all of the Notes outstanding. The aggregate principal amount of Senior Debt of the Company and the Subsidiary Guarantors, on a consolidated basis, as of March 28, 2001, was $12.7 million exclusive of $12.3 million of unused commitments under the Credit Facility. The Subsidiary Guarantees are subordinated to Guarantor Senior Debt to the same extent and in the same manner as the Notes are subordinated to Senior Debt. Additional Senior Debt may be incurred by the Company or the Subsidiary Guarantors from time to time, subject to certain restrictions. In addition to being subordinated to all existing and future Senior Debt of the Company, the Notes will not be secured by any of the Company's assets, unlike the borrowings under the Credit Facility.

POSSIBLE UNENFORCEABILITY OF SUBSIDIARY GUARANTEES; DEPENDENCE ON DISTRIBUTIONS BY SUBSIDIARIES

     Historically, the Company has derived approximately 10% of its operating cash flows from its subsidiary, Continental Gas. The holders of the Notes have no direct claim against such subsidiaries other than a claim created by one or more of the Subsidiary Guarantees, which may themselves be subject to legal challenge in a bankruptcy or reorganization case or a lawsuit by or on behalf of creditors of a Subsidiary Guarantor. If such a challenge were upheld, such Subsidiary Guarantees would be invalid and unenforceable. To the extent that any of such Subsidiary Guarantees are not enforceable, the rights of the holders of the Notes to participate in any distribution of assets of any Subsidiary Guarantor upon liquidation, bankruptcy, reorganization or otherwise will, as is the case with other unsecured creditors of the Company, be subject to prior claims of creditors of that Subsidiary Guarantor. The Company relies in part upon distributions from its subsidiaries to generate the funds necessary to meet its obligations, including the payment of principal of and interest on the Notes. The Indenture contains covenants that restrict the ability of the Company's subsidiaries to enter into any agreement limiting distributions and transfers to the Company, including dividends. However, the ability of the Company's subsidiaries to make distributions may be restricted by among other things, applicable state corporate laws and other laws and regulations or by terms of agreements to which they are or may become a party. In addition, there can be no assurance that such distributions will be adequate to fund the interest and principal payments on the Credit Facility and the Notes when due.

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

RISK OF HEDGING AND OIL TRADING ACTIVITIES

     From time to time the Company may use energy swap and forward sale arrangements to reduce its sensitivity to oil and gas price volatility. If the Company's reserves are not produced at the rates estimated by the Company due to inaccuracies in the reserve estimation process, operational difficulties or regulatory limitations, or otherwise, the Company would be required to satisfy its obligations under potentially unfavorable terms. Beginning January 1, 2001, all derivatives must be marked to market. If the Company enters into derivative instruments for the purpose of hedging prices and the derivative instruments are not perfectly effective in hedging the underlying risk, all ineffectiveness will be recognized currently in earnings. The effective portion of the gain or loss on derivative instruments will be reported as other comprehensive income and reclassified to earnings in the same period as the hedged production takes place. Further, under financial instrument contracts, the Company may be at risk for basis differential, which is the difference in the quoted financial price for contract settlement and the actual physical point of delivery price. The Company will from time to time attempt to mitigate basis differential risk by entering into physical basis swap contracts. Substantial variations between the assumptions and estimates used by the Company in the hedging activities and actual results experienced could materially adversely effect the Company's anticipated profit margins and its ability to manage risk associated with fluctuations in oil and gas prices. Furthermore, the fixed price sales and hedging contracts limit the benefits the Company will realize if actual prices rise above the contract prices. In July 1998, the Company began entering into oil trading arrangements as part of its oil marketing activities. Under these arrangements, the Company contracts to purchase oil from one source and to sell oil to an unrelated purchaser, usually at disparate prices. Should the Company's purchaser fail to complete the contracts for purchase, the Company may suffer a loss. The Company's income from its crude oil marketing activities was $1.0 million for the year ended December 31, 2000. The Company's current policy is to limit its exposure from open positions to $1.0 million at any one time. At December 31, 2000, the Company's exposure from open positions on forward crude oil contracts was not material.

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

     The Company's twenty years of experience with the use of HPAI technology has not resulted in any known environmental claims. The Company's saltwater injection operations will pose certain risks of environmental liability to the Company. Although the Company will monitor the injection process, any leakage from the subsurface portions of the wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of operation of the wells, fines and penalties from governmental agencies, expenditures for remediation of the affected resource, and liability to third parties for property damages and personal injuries. In addition, the sale by the Company of residual crude oil collected as part of the saltwater injection process could impose a liability on the Company in the event the entity to which the oil was transferred fails to manage the material in accordance with applicable environmental health and safety laws.

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

COMPETITION

     The oil and gas industry is highly competitive. The Company competes for the acquisition of oil and gas properties, primarily on the basis of the price to be paid for such properties, with numerous entities including major oil companies, other independent oil and gas concerns and individual producers and operators. Many of these competitors are large, well-established companies and have financial and other resources substantially greater than those of the Company. The Company's ability to acquire additional oil and gas properties and to discover reserves in the future will depend upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

CONTROLLING STOCKHOLDER

     At March 28, 2001, Harold Hamm, the Company's principal stockholder, President and Chief Executive Officer and a Director, beneficially owned 13,037,328 shares of Common Stock representing, in the aggregate, approximately 91% of the outstanding Common Stock of the Company. As a result, Mr. Hamm is in a position to control the Company. The Company is provided oilfield services by several affiliated companies controlled by the principal stockholder. Such transactions will continue in the future and may result in conflicts of interest between the Company and such affiliated companies. There can be no assurance that such conflicts will be resolved in favor of the Company. If the principal stockholder ceases to be an executive officer of the Company, such would constitute an event of default under the Credit Facility, unless waived by the requisite percentage of banks. See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

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

     REGULATION OF SALES AND TRANSPORTATION OF NATURAL GAS. The Federal Energy Regulatory Commission (the "FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. In the past, the federal government has regulated the prices at which oil and gas could be sold. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. The Company's sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation and proposed regulation designed to increase competition within the natural gas industry, to remove various barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers and to establish the rates interstate pipelines may charge for their services. Similarly, the Oklahoma Corporation Commission and the Texas Railroad Commission have been reviewing changes to their regulations governing transportation and gathering services provided by intrastate pipelines and gatherers. While the changes being considered by these federal and state regulators would affect us only indirectly, they are intended to further enhance competition in natural gas markets. The Company cannot predict what further action the FERC or state regulators will take on these matters, however, the Company does not believe that any actions taken will have an effect materially different from the effect on other natural gas producers with whom the Company competes.

     Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC, state commissions and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

     OIL PRICE CONTROLS AND TRANSPORTATION RATES. The Company's sales of crude oil, condensate and gas liquids are not currently regulated and are made at market prices. The price the Company receives from the sale of these products may be affected by the cost of transporting the products to market.

     ENVIRONMENTAL.  The  Company's  oil  and  gas  operations  are  subject  to pervasive federal, state and local laws and regulations concerning the protection and preservation of the environment (e.g., ambient air, and surface and subsurface soils and waters), human health, worker safety, natural resources, and wildlife. These laws and regulations affect virtually every aspect of the Company's oil and gas operations, including its exploration for, and production, storage, treatment, and transportation of, hydrocarbons and the disposal of wastes generated in connection with those activities. These laws and regulations increase the Company's costs of planning, designing, drilling, installing, operating, and abandoning oil and gas wells and appurtenant properties, such as gathering systems, pipelines, and storage, treatment and salt water disposal facilities.

     The Company has expended and will continue to expend significant financial and managerial resources to comply with applicable environmental laws and regulations, including permitting requirements. The Company's failure to comply with these laws and regulations can subject it to substantial civil and criminal penalties, claims for injury to persons and damage to properties and natural resources, and clean up and other remedial obligations. Although the Company believes that the operation of its properties generally complies with applicable environmental laws and regulations, the risks of incurring substantial costs and liabilities are inherent in the operation of oil and gas wells and appurtenant properties. The Company could also be subject to liabilities related to the past operations conducted by others at properties now owned by it, without regard to any wrongful or negligent conduct by the Company.

     The Company cannot predict what effect future environmental legislation and regulation will have upon its oil and gas operations. The possible legislative reclassification of certain wastes generated in connection with oil and gas operations as "hazardous wastes" would have a significant impact on the Company's operating costs, as well as the oil and gas industry in general. The cost of compliance with more stringent environmental laws and regulations, or the more vigorous administration and enforcement of those laws and regulations, could result in material expenditures by the Company to remove, acquire, modify, and install equipment, store and dispose of wastes, remediate facilities, employ additional personnel, and implement systems to ensure compliance with those laws and regulations. These accumulative expenditures could have a material adverse effect upon the Company's profitability and future capital expenditures.

     REGULATION OF OIL AND GAS EXPLORATION AND PRODUCTION. The Company's exploration and production operations are subject to various types of regulation at the federal, state and local levels. Such regulations include requiring permits and drilling bonds for the drilling of wells, regulating the location of wells, the method of drilling and casing wells, and the surface use and restoration of properties upon which wells are drilled. Many states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. Some state statutes limit the rate at which oil and gas can be produced from the Company's properties. See "Risk Factors-Laws and Regulations; Environmental Risks"

EMPLOYEES

     As of March 28, 2001, the Company employed 209 people, including 80 administrative personnel, eight geoscientists, eight of which were engineers and 114 field personnel. The Company's future success will depend partially on its ability to attract, retain and motivate qualified personnel. The Company is not a party to any collective bargaining agreements and has not experienced any strikes or work stoppages. The Company considers its relations with its employees to be satisfactory. From time to time the Company utilizes the services of independent contractors to perform various field and other services

ITEM 2. PROPERTIES

     The Company's oil and gas properties are located in selected portions of the Mid-Continent, Rocky Mountains and Gulf Coast regions. Through 1993, most of the Company's activity and growth was focused in the Mid-Continent region. In 1993 the Company expanded its drilling and acquisition activities into the Rocky Mountain and Gulf Coast regions seeking added opportunity for production and reserve growth. The Rocky Mountain region was targeted for oil reserves with good secondary recovery potential and therefore, long life reserves. The Gulf Coast region was targeted for natural gas reserves with shorter reserve life but high current cash flow. As of December 31, 2000, the Company's estimated net proved reserves from all properties totaled 45.2 MMBoe with 78% of the reserves located in the Rocky Mountains, 20% in the Mid-Continent and 2% in the Gulf Coast regions. At December 31, 2000, 78% of the Company's net proved reserves were oil and 22% were natural gas. The Company's oil reserves are confined primarily to the Rocky Mountain region and its natural gas reserves are primarily from the Mid-Continent and Gulf Coast regions. Approximately 45% of the Company's projected drilling expenditures for 2001 are focused on expansion and development of its oil properties in the Rocky Mountain region while the remaining 55% is focused on natural gas projects in the Mid-Continent and Gulf Coast regions.

     The following table provides information with respect to the Company's net proved reserves for its principal oil and gas properties as of December 31, 2000:

                                                                                          PRESENT     % OF TOTAL
                                                                                         VALUE OF        PRESENT
                                                                            OIL         FUTURE CASH     VALUE OF
                                                  OIL          GAS      EQUIVALENT       FLOWS<F2>     FUTURE CASH
AREA                                             (MBbl)       (MMcf)       (MBoe)          (M $)        FLOWS(2)
----                                             -----       --------    ----------      ----------    -----------
ROCKY MOUNTAINS:
     Williston Basin.........................   22,268        3,823        22,906        $183,507           37%
     Big Horn Basin..........................   10,603       10,229        12,308          68,986           14
MID-CONTINENT:
     Anadarko Basin..........................    2,256       40,419         8,992         205,035           42
     Arkoma Basin<F1>........................       -            19             3              49            0
GULF COAST...................................      137        5,383         1,034          34,222            7
                                                ------       ------        ------        --------       -------
TOTALS.......................................   35,264       59,873        45,243        $491,799        100.0%
                                                ======       ======        ======        ========       =======

<F1> These non-core assets were sold in January 2000 for $5.8 million.
<F2> Future estimated net cash flows discounted at 10%

ROCKY MOUNTAINS

     The Company's Rocky Mountain properties are located primarily in the Williston Basin of North Dakota, South Dakota and Montana and in the Big Horn Basin of Wyoming. Estimated proved reserves for its Rocky Mountains properties at December 31, 2000, totaled 35.2 MMBoe and represented 51% of the Company's PV-10. Approximately 94% of these estimated proved reserves are proved developed. During the twelve months ended December 31, 2000, the average net daily production was 8,039 Bbls of oil and 5,440 Mcf of natural gas, or 8,950 Boe per day from the Rocky Mountain properties. The Company's leasehold interests include 158,000 net developed and 173,000 net undeveloped acres, which represent 36% and 40% of the Company's total leasehold, respectively. This leasehold is expected to be developed utilizing 3-D seismic, precision horizontal drilling and secondary recovery technologies, where applicable. As of December 31, 2000, the Company's Rocky Mountain properties included an inventory of 187 development and six exploratory drilling locations.

WILLISTON BASIN

     CEDAR HILLS FIELD. The Cedar Hills Field was discovered in November 1994. During the twelve months ended December 31, 2000, the Cedar Hills Field properties produced 3,772 net Boe per day to the Company interests and represented 22% of the PV-10 attributable to the Company's estimated proved reserves as of December 31, 2000. The Cedar Hills Field produces oil from the Red River "B" Formation, a thin (eight feet), non-fractured, blanket-type, dolomite reservoir found at depths of 8,000 to 9,500 feet. All wells drilled by the Company in the Red River "B" Formation were drilled exclusively with precision horizontal drilling technology. The Cedar Hills Field covers approximately 200 square miles and has a known oil column of 1,000 feet. Through December 31, 2000, the Company drilled or participated in 158 gross (108 net) horizontal wells, of which 151 were successfully completed, for a 96% net success rate.

     The Company believes that the Red River "B" formation in the Cedar Hills Field is well suited for enhanced secondary recovery using either HPAI and /or traditional water flooding technology. Both technologies have proven successful for increasing oil recoveries from the Red River "B" Formation by 200% to 300% over primary recovery. The Company is proficient using both technologies and is planning to utilize both to maximize the recovery of oil from the reservoir. The Company believes that secondary recovery operations could increase total recovery from the Cedar Hills Field by as much as 60 million barrels. Drilling has successfully defined the limits of the field and secondary recovery operations are scheduled to begin during the second quarter of 2001. The secondary recovery operations will require a significant investment over the next three years to drill up to 70 infill wells to be used as injectors to facilitate secondary water flood operations.

     The Company has obtained approval of two secondary recovery units in the Cedar Hills field. The Cedar Hills North - Red River "B" Unit ("CHNRRU") is located in Bowman and Slope Counties, North Dakota. The Company owns 95% of the working interest in the CHNRRU and is the operator of the unit. The CHNRRU contains 79 wells and 49,679 acres. The West Cedar Hills Unit ("WCHU") is located in Fallon County, Montana. The Company owns 100% of the working interest in the WCHU and is the unit operator. The WCHU contains 10 wells and 7,774 acres. The CHNRRU and the WCHU both became effective on March 1, 2001.

     On January 22, 2001, the Company entered into a Mutual Release and Settlement Agreement ("Agreement") with Burlington Resources ("Burlington"). The Agreement provided for the Company to make an even exchange of interests with Burlington, whereby the Company obtained all of Burlington's working interest and operated wells within the Cedar Hills North - Red River "B" Unit and the West Cedar Hills Unit, in exchange for the Company transferring to Burlington its working interests and operated wells in the Burlington operated Cedar Hills South - Red River "B" Unit. The exchange of interest was effective February 1, 2001. The Agreement provided for the Company and Burlington to support one another in obtaining regulatory approval of the respective units. Also, as part of the Agreement, the Company and Burlington agreed to dismiss pending litigation in the District Court of Garfield County, Oklahoma and also resolved several outstanding accounting and land disputes between the Company and Burlington.

     MEDICINE POLE HILLS, MEDICINE POLE HILLS WEST, BUFFALO, WEST BUFFALO AND SOUTH BUFFALO UNITS. In 1995, the Company acquired the following interests in five production units in the Williston Basin: Medicine Pole Hills (63%), Buffalo (86%), West Buffalo (82%), and South Buffalo (85%). During the twelve months ended December 31, 2000, these units produced 1,658 Boe per day, net to the Company's interests, and represented 3.4 MMBoe or 6% of the PV-10 attributable to the Company's estimated proved reserves as of December 31, 2000. These units are HPAI enhanced recovery projects that produce from the Red River "B" Formation and are operated by the Company. All were discovered and developed with conventional vertical drilling. The oldest vertical well in these units has been producing for 45 years, demonstrating the long-lived production characteristic of the Red River "B" Formation. There are 89 producing wells in these units and current estimates of remaining reserve life range from four to 13 years. As planned, the Company has expanded the Medicine Pole Hills Unit through horizontal drilling into its newly formed Medicine Pole Hills West Unit ("MPHWU") which became effective April 1, 2000. The MPHWU produces from 25 wells and encompasses an additional 22 square miles of productive Red River B reservoir. This represents the first in a two-phase expansion of the Medicine Pole Hills Unit. Secondary injection at the MPHWU began November 22, 2000, and will expand throughout the field in 2001. The Company owns approximately 80% of the MPHWU. During 2001, the Company plans to drill up to eight horizontal wells as part of phase two to further expand and develop these units. There are currently 12 development drilling locations identified in these units.
Approximately 11 square miles of new proprietary 3-D data will be acquired in key areas of both the Medicine Pole Hills and MPHWU to define additional infill drilling locations and to guide secondary recovery efforts.

     LUSTRE AND MIDFORK FIELDS. In January 1992, the Company acquired the Lustre and Midfork Fields which, during the twelve months ended December 31, 2000, produced 266 Bbls per day, net to the Company's interests. Wells in both the Lustre and Midfork Fields produce from the Charles "C" dolomite, at depths of 5,500 to 6,000 feet. Historically, production from the Charles "C" has a low daily production rate and is long lived. There are currently 34 wells producing in the two fields, and no secondary recovery is underway in either field. The Company currently owns 59,000 net acres in the Lustre and Midfork Field area. The Company plans to acquire 25 - 50 square miles of proprietary 3-D seismic data in these areas during 2001 to further develop the Charles "C" reservoirs and deeper objectives underlying the Lustre and Midfork Fields as well as guide exploration for new fields on its substantial undeveloped leasehold. The Company currently has three locations identified to drill in the Lustre and Mid Fork areas during 2001, and expects additional drilling opportunities to be identified from the scheduled 3-D seismic.

BIG HORN BASIN

     On May 14, 1998, the Company consummated the purchase for $86.5 million of producing and non-producing oil and gas properties and certain other related assets in the Worland Field, effective as of June 1, 1998. Subsequently, and effective as of June 1, 1998, the Company sold an undivided 50% interest in the Worland Field properties (excluding inventory and certain equipment) to the Company's principal stockholder, for $42.6 million. On December 31, 1999, the
Company's principal stockholder contributed the undivided 50% interest in the Worland Properties along with debt of $18,600,000. The stockholder contributed $22,461,096 of the properties as additional paid-in-capital and the Company assumed his outstanding debt for the balance of the purchase price. See "Certain Relationships and Related Transactions." The Worland Field properties cover 73,000 net leasehold acres in the Worland Field of the Big Horn Basin in northern Wyoming, of which 30,000 net acres are held by production and 43,000 net acres are non-producing or prospective. Approximately two-thirds of the Company's producing leases in the Worland Field are within five federal units, the largest of which the Cottonwood Creek Unit has been producing for more than 40 years. All of the units produce principally from the Phosphoria formation, which is the most prolific oil producing formation in the Worland Field. Four of the units are unitized as to all depths, with the Cottonwood Creek Field Extension (Phosphoria) Unit being unitized only as to the Phosphoria formation. The Company is the operator of all five of the federal units. The Company also operates 38 producing wells located on non-unitized acreage. The Company's Worland Field properties include interests in 256 producing wells, 244 of which are operated by the Company.

     As of December 31, 2000, the estimated net proved reserves attributable to the Company's Worland Field properties were approximately 12.3 MMBoe, with an estimated PV-10 of $69.0 million. Approximately 86%, by volume, of these proved reserves consist of oil, principally in the Phosphoria formation. Oil produced from the Company's Worland Field properties is low gravity, sour (high sulphur content) crude, resulting in a lower sales price per barrel than non-sour crude, and is sold into a Marathon pipeline or is trucked from the lease. Gas produced from the Worland Field properties is also sour, resulting in a sale price that is less per Mcf than non-sour natural gas. From the effective date of the Worland Field Acquisition through September 30, 1998, the average price of crude oil produced by the Worland Field properties was $5.19 per Bbl less than the NYMEX price of crude oil. The Company entered into a contract effective October 1, 1998, through March 31, 1999, to sell crude oil produced from its Worland Field properties at an average price of $3.19 per Bbl less than the NYMEX price. Subsequent to these contracts, and effective February 1, 1999, the Company entered into a contract to sell the Worland Field production at a gravity adjusted price of $1.67 per barrel less than the monthly NYMEX average price. This contract will expire April 1, 2001, and is currently being renegotiated. The Company anticipates the spread from NYMEX will increase with the new contract.

     In addition to the proved reserves, the Company has identified 157 potential development drilling locations on its Worland Field properties, to further develop and exploit the undeveloped portion of the Worland Field. More than 101 wells have been identified for acid fracture stimulation and other workovers and recompletions, most of which have been classified as having proved developed non-producing reserves. The Company believes that secondary and tertiary recovery projects will have significant potential for the addition of reserves. In addition, two exploratory drilling prospects have been identified on the Company's Worland Field properties in which prospects the Company has a majority leasehold position, allowing for further exploration for and exploitation of the Phosphoria, Tensleep, Frontier and Muddy formations and other prospective formations for additional reserves.

MID-CONTINENT

     The Company's Mid-Continent properties are located primarily in the Anadarko Basin of western Oklahoma, southwestern Kansas and the Texas Panhandle, and to a lesser extent, in the Arkoma Basin of southeastern Oklahoma ("Arkoma Basin"). At December 31, 2000, the Company's estimated proved reserves in the Mid-Continent totaled 9 MMBoe and represented 42% of the Company's PV-10. At December 31, 2000, approximately 75% of the Company's estimated proved reserves in the Mid-Continent were natural gas. Net daily production from these properties during 2000 averaged 1,125 Bbls of oil and 12,465 Mcf of natural gas, or 3,202 Boe to the Company's interests. The Company's Mid- Continent leasehold position includes 55,607 net developed and 33,115 net undeveloped acres, representing 13% and 7% of the Company's total leasehold, respectively, at December 31, 2000. As of December 31, 2000, the Company's Mid- Continent properties included an inventory of 15 development and 21 exploratory drilling locations.

     ANADARKO BASIN. The Anadarko Basin properties contained 100% of the Company's estimated proved reserves for the Mid-Continent and 42% of the Company's total PV-10 at December 31, 2000, and represented 75% of the Company's estimated proved reserves of natural gas. During the twelve months ended December 31, 2000, net daily production from its Anadarko Basin properties averaged 1,125 Bbls of oil and 12,465 Mcf of natural gas, or 3,202 Boe to the Company's interest from 693 gross (301 nets) producing wells, 418 of which are operated by the Company. The Anadarko Basin wells produce from a variety of sands and carbonates in both stratigraphic and structural traps in the Arbuckle, Oil Creek, Viola, Mississippian, Springer, Morrow, Red Fork, Oswego, Skinner and Tonkawa formations, at depths ranging from 6,000 to 12,000 feet. These properties are continually being evaluated for further development drilling and workover potential.

     ARKOMA BASIN. As part of the Company's strategic plan to divest of non-core assets for the purpose of allocating resources to higher reserve growth projects, all oil and gas properties in the Arkoma Basin, along with the Rattlesnake and Enterprise Gas Gathering System, were sold in January 2000 for $5.8 million.

GULF COAST

     The Company's Gulf Coast activities are located primarily in the Pebble Beach Project in Nueces County, Texas and the Jefferson Island Project in Iberia Parish, Louisiana. In July 1999, the Company entered into a joint venture arrangement with Challanger Minerals to expand its drilling activities into the shallow shelf area of the Gulf of Mexico. At December 31, 2000, the Company's estimated proved reserves in the Gulf Coast totaled 1 MMBoe (87% gas) representing 7% of the Company's total PV-10 and 9% of the Company's estimated proved reserves of natural gas. Net daily production from these properties is 41 Bbls of oil and 3,845 Mcf of natural gas or 682 Boe to the Company's interest from 20 wells. The Company's leasehold position includes 4,986 net developed and 11,547 net undeveloped acres representing 1% and 3% of the Company's total leasehold respectively. From a combined total of 95 square miles of proprietary 3-D data, 12 development and 30 exploratory locations have been identified for drilling on these projects to date.

     PEBBLE BEACH. The Pebble Beach project targets the prolific Frio and Vicksburg sands underlying and surrounding the Clara Driscoll field. These sandstones are found at depths ranging from 5000' to 9500' and produce on structures readily defined by seismic. During 2000, an additional 15 square miles of proprietary 3-D seismic was acquired to expand the project, bringing the total seismic available across the project to 35 square miles. During 2000 the Company completed five development wells as producers and had one new field discovery. The Company has identified six development and seven exploratory drilling locations for drilling in 2001. The Company continues to expand its leasehold in the Pebble Beach project and plans to acquire another 10 square miles of proprietary 3-D seismic to evaluate this acreage in 2001. The Company owns 18,050 gross and 11,450 net acres in the project. During 2000 the Company also acquired ownership of the nearby Luby field at no cost, for plugging liability and a small override. The Company believes the potential for production from deeper objectives also exists in and around the Luby field and plans to begin developing these opportunities in 2001.

     JEFFERSON ISLAND. The Jefferson Island project is an underdeveloped salt dome that produces from a series of prolific Miocene sands. To date the field has produced 65.3 MMBoe from approximately one quarter of the total dome. The remaining three quarters of the faulted dome complex are essentially unexplored or underdeveloped. The Company has acquired 35 square miles of proprietary 3-D seismic covering the property and has identified three potential development and five exploratory drilling locations. During 2000, a third party completed its 3-D seismic and drilling commitment to earn 50% of the project. To earn 50%, the third party had to pay 100% of costs for 3-D seismic and was obligated to drill five wells in which the Company owned 16% working interest at no cost. Out of the five wells drilled by the third party, two are commercial wells, two non commercial and one was a dry hole. To date, results have not met expectations and during 2001, the Company has plans to drill up to three exploratory wells in the project seeking higher reserve potential. The Company controls 4,513 gross and 3,475 net acres in the project.

     GULF OF MEXICO. In July 1999 the Company elected to expand its drilling program into the shallow waters of the Gulf of Mexico ("GOM") though a joint venture arrangement with Challanger Minerals. This was part of the Company's ongoing strategy to build its opportunity base of high rate of return, natural gas opportunities in the Gulf Coast region. The expansion into the GOM has proven successful and as of December 31, 2000, the Company has participated in eight wells which resulted in five producers and three dry holes. The Company plans to continue its expansion in the GOM as a non- operator and plans to restrict investments to approximately $500,000 per project as it continues to gain experience in this new area. During 2000, the Company spent 14% of its drilling budget on opportunities in the GOM and expects to spend up to 20% of its drilling budget in the GOM during 2001. The Company currently has five wells in inventory for 2001.

NET PRODUCTION, UNIT PRICES AND COSTS

     The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by the Company for the periods shown:

                                                             YEAR ENDED DECEMBER 31
                                                       ---------------------------------
                                                         1998         1999        2000
                                                       --------     --------    --------
NET PRODUCTION DATA:
Oil and condensate (MBbl)                                3,981        3,221       3,360
Natural gas (MMcf)                                       6,755        6,640       7,939
Total (MBoe)                                             5,107        4,328       4,684

UNIT ECONOMICS
Average sales price per Bbl                            $ 12.38     $  16.93    $  29.02
Average sales price per Mcf                               1.61         1.72        2.91
Average equivalent price (per Boe)<F1>                   11.78        15.24       25.81
Lifting cost (per Boe)<F2>                                4.43         4.47        6.36
DD&A expense (per Boe)<F2>                                6.78         3.61        3.71
General and administrative expense (per Boe)<F3>          1.40         1.31        1.80
                                                       -------     --------    --------
Gross margin                                           $ (0.83)    $   5.85    $  13.94
                                                       =======     ========    ========

<F1> Calculated  by  dividing  oil  and  gas  revenues,   as  reflected  in  the
     Consolidated Financial Statements, by production volumes on a Boe basis. Oil and gas revenues reflected in the Consolidated Financial Starements are recognized as production is sold and may differ from oil and gas revenues reflected on the Company's production records which reflect oil and gas revenues by date of production. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

<F2> Related to oil and gas producing properties.

<F3> Related to oil and gas  producing  properties,  net of  operating  overhead income.

PRODUCING WELLS

     The following table sets forth the number of productive wells, exclusive of injection wells and water wells, in which the Company owned an interest as of December 31, 2000:

                               OIL     NATURAL GAS   TOTAL
                               ---     -----------   -----
                           GROSS NET   GROSS NET   GROSS NET

ROCKY MOUNTAIN:
     Williston Basin       322   264     -     -   322   264
     Big Horn Basin(1)     255   227     1     1   256   228
                           ---   ---   ---   ---   ---   ---
    Total ROCKY MOUNTAIN   577   491     1     1   578   492
MID-CONTINENT:
     Anadarko Basin        399   216   294    85   693   301
GULF COAST                   6     5    14     9    20    14
                           ---   ---   ---   ---   ---   ---
     Total                 982   712   309    95  1291   807
                           ===   ===   ===   ===   ===   ===

<F1> Represents Worland Field properties  acquired by the Company in the Worland
     Field Acquisition

ACREAGE

     The following table sets forth the Company's developed and undeveloped gross and net leasehold acreage as of December 31, 2000:

                                    DEVELOPED             UNDEVELOPED               TOTAL
                                 -----------------      ---------------        ---------------
                                 GROSS        NET       GROSS      NET        GROSS          NET
                                -------    ---------   -------   -------     -------       -------

ROCKY MOUNTAIN:
     Williston Basin........   167,911     128,582    160,442    130,191     328,353      258,773
     Big Horn Basin.........    30,189      29,379     44,467     43,292      74,656       72,671
                                ------      ------     ------     ------      ------       ------
    Total ROCKY MOUNTAIN....   198,100     157,961    204,909    173,483     403,009      331,444

MID-CONTINENT:
     Anadarko Basin.........    93,049      55,607     18,853     13,153     111,902       68,760
     Other..................         0           0     20,478     17,962      20,478       17,962
                               -------     -------     ------     ------      ------       ------
     Total MID-CONTINENT....    93,049      55,607     39,331     31,115     132,380       86,722

GULF COAST..................    10,653       4,986     20,385     11,547      31,038       16,533
                               -------     -------    -------    -------     -------      -------
     Grand Total............   301,802     218,554    264,625    216,145     566,427      434,699
                               =======     =======    =======    =======     =======      =======

DRILLING ACTIVITIES

     The following table sets forth the Company's drilling activity on its properties for the periods indicated:

                                                  YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------------------------
                                1998                       1999                        2000
                         ----------------           ------------------          -----------------
                         GROSS        NET           GROSS         NET           GROSS         NET
                         -----       -----          -----        -----          -----        -----

DEVELOPMENT WELLS:
     Productive........    32           22            12          6.90            23         19.35
     Non-productive....     -            -             1           .16             3          2.92
                          ---        -----           ---         -----            --         -----
     Total.............    32           22            13          7.06            26         22.27
                          ===        =====           ===         =====           ===         =====

EXPLORATORY WELLS:
     Productive........     5         4.23             2           .74            15          9.26
     Non-productive....     -            -             2          1.25             7          2.99
                          ---        -----           ---         -----            --         -----
     Total.............     5         4.23             4          1.99            22         12.25
                          ===        =====           ===         =====            ==         =====

OIL AND GAS RESERVES

     The following table summarizes the estimates of the Company's net proved oil and gas reserves and the related PV-10 of such reserves at the dates shown. Ryder Scott Company Petroleum Engineers ("Ryder Scott") prepared the reserve and present value data with respect to the Company's oil and gas properties which represented 83% of the PV-10 at December 31, 1998, 83% of the PV-10 at December 31, 1999, and 83% of the PV-10 at December 31, 2000. The Company prepared the reserve and present value data on all other properties.

                                                           AS OF DECEMBER 31,
                                                   ----------------------------------
                                                 1998           1999            2000
                                               --------       --------        --------
                                                       (DOLLARS IN THOUSANDS)
RESERVE DATA:
     Proved developed reserves:
         Oil (MBbl).........................     19,097          34,432         33,173
         Natural gas (MMcf).................     54,905          65,723         58,438
              Total (MBoe)..................     28,248          45,386         42,913
     Proved undeveloped reserves:
         Oil (MBbl).........................        833           2,192          2,091
         Natural gas (MMcf).................        314          10,038          1,435
              Total (MBoe)..................        885           3,865          2,330
     Total proved reserves:
         Oil (MBbl).........................     19,930          36,624         35,264
         Natural gas (MMcf).................     55,219          75,761         59,873
              Total (MBoe)..................     29,133          49,251         45,243
     PV-10<F1>..............................  $ 107,670       $ 334,411      $ 491,799

<F1> PV-10  represents  the  present  value of  estimated  future net cash flows before income tax discounted at 10% using prices in effect at the end of the respective periods presented. In accordance with applicable requirements of the Commission, estimates of the Company's proved reserves and future net cash flows are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). The prices used in calculating PV-10 as of December 31, 1998, 1999 and 2000, were $10.84 per Bbl of oil and $1.64 per Mcf of natural gas, $24.38 per Bbl of oil and $1.76 per Mcf of natural gas, $26.80 per Bbl of oil and $9.78 per Mcf of natural gas, respectively.

     Estimated quantities of proved reserves and future net cash flows therefrom are affected by oil and gas prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond the control of the producer. The reserve data set forth in this annual report on Form 10-K represent only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil andgas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers, including those used by the Company, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing oil and gas prices, operating costs and other factors, which revisions may be material. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based.

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

GAS GATHERING SYSTEMS

     The Company's gas gathering systems are owned by CGI. Natural gas and casinghead gas are purchased at the wellhead primarily under either market-sensitive percent-of-proceeds-index contracts or keep-whole gas purchase contracts or of fee- based contracts. Under percent-of-proceeds-index contracts, CGI receives a fixed percentage of the monthly index posted price for natural gas and a fixed percentage of the resale price for natural gas liquids. CGI generally receives between 20% and 30% of the posted index price for natural gas sales and from 20% to 30% of the proceeds received from natural gas liquids sales. Under keep-whole gas purchase contracts, CGI retains all natural gas liquids recovered by its processing facilities and keeps the producers whole by returning to the producers at the tailgate of its plants an amount of residue gas equal on a BTU basis to the natural gas received at the plant inlet. The keep-whole component of the contract permits the Company to benefit when the value of natural gas liquids is greater as a liquid than as a portion of the residue gas stream. Under the fee-based contracts, CGI receives a fixed rate per MMBTU of gas purchased. This rate per MMBTU remains fixed regardless of commodity prices.

OIL AND GAS MARKETING

     The Company's oil and gas production is sold primarily under market sensitive or spot price contracts. The Company sells substantially all of its casinghead gas to purchasers under varying percentage-of-proceeds contracts. By the terms of these contracts, the Company receives a fixed percentage of the resale price received by the purchaser for sales of natural gas and natural gas liquids recovered after gathering and processing the Company's gas. The Company normally receives between 80% and 100% of the proceeds from natural gas sales and from 80% to 100% of the proceeds from natural gas liquids sales received by the Company's purchasers when the products are resold. The natural gas and natural gas liquids sold by these purchasers are sold primarily based on spot market prices. The revenues received by the Company from the sale of natural gas liquids are included in natural gas sales. As a result of the natural gas liquids contained in the Company's production, the Company has historically improved its price realization on its natural gas sales as compared to Henry Hub or other natural gas price indexes. For the year ended December 31, 2000, purchases of the Company's natural gas production by ENCINA Gas Pipeline accounted for 7% of the Company's total gas sales for such period and for the same period purchases of the Company's oil production by EOTT Energy Corp. accounted for 63% of the Company's total produced oil sales. Due to the availability of other markets, the Company does not believe that the loss of any crude oil or gas customer would have a material effect on the Company's results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     There is no established trading market for the Company's common stock. The Company authorized an approximate 293:1 stock split during 2000. As a result all amounts are presented retroactive to account for the split. As of March 28, 2001, there were three record holders of the Company's common stock. The Company issued no equity securities during 2000. During 2000, the Company established a Stock Option Plan with 1,020,000 shares available, of which, 144,000 shares were granted.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected historical consolidated financial data for the periods ended and as of the dates indicated. The statements of operations and other financial data for the years ended December 31, 1996, 1997, 1998, 1999 and 2000, and the balance sheet data as of December 31, 1996, 1997, 1998, 1999 and 2000, have been derived from, and should be reviewed in conjunction with, the consolidated financial statements of the Company, and the notes thereto, which have been audited by Arthur Andersen LLP, independent public accountants. The balance sheets as of December 31, 1999, and 2000, and the statements of operations for the years ended December 31, 1998, 1999 and 2000, are included elsewhere in this annual report on Form 10-K. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related notes thereto included elsewhere in this Report.

                                                                     YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------
                                                        1996        1997       1998       1999      2000
                                                      --------    --------   --------   --------  --------
                                                                      (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
   Revenue:
     Oil and gas sales............................  $ 75,016    $  78,599  $ 60,162  $  65,949  $ 115,478
     Crude oil marketing..........................       -            -     232,216    241,630    279,834
     Gathering, marketing and processing..........    25,766       25,021    17,701     21,563     32,757
     Oil and gas service operations...............     6,491        6,405     6,689      6,319      7,656
                                                    ---------    --------- ---------  --------- ----------
   Total revenues.................................   107,273      110,025   316,768    335,461    435,726
   Operating costs and expenses:
     Production expenses and taxes................    19,338       20,748    22,611     19,368     29,807
     Exploration expenses.........................     4,512        6,806     7,106      7,750     13,321
     Crude oil marketing purchases and expenses...       -            -     228,797    236,135    278,809
     Gathering, marketing and processing..........    21,790       22,715    15,602     17,850     27,593
     Oil and gas service operations...............     4,034        3,654     3,664      3,420      5,582
     Depreciation, depletion and amortization.....    22,876       33,354    38,716     20,385     21,945
     General and administrative...................     9,155        8,990    10,002      8,627     10,358
                                                   ----------    --------- ---------  --------- ----------
   Total operating costs and expenses.............    81,705       96,267   326,498    313,535    387,415
                                                   ----------    --------- ---------  --------- ----------
   Operating income (loss)........................    25,568       13,758    (9,730)    21,926     48,311
   Interest income................................       312          241       967        310        756
   Interest expense...............................    (4,550)      (4,804)  (12,248)   (16,534)   (15,786)
   Change in accounting principle<F6>.............         0            0         0     (2,048)         0
   Other revenue (expense), net<F1>...............       233        8,061     3,031        266      4,499
                                                   ----------    --------  ---------  --------- ----------
   Income (loss) before income taxes..............    21,563       17,256   (17,980)     3,920     37,780
   Federal and state income taxes (benefit)<F2>...     8,238       (8,941)        -          -          -
                                                   ----------    --------- ---------  --------- ----------
   Net income (loss)..............................  $ 13,325     $ 26,197  $(17,980)  $  3,920  $  37,780
                                                   ==========    ========= =========  ========= ==========

OTHER FINANCIAL DATA:
   Adjusted EBITDA<F3>............................  $ 53,502     $ 54,721  $ 40,090  $  48,589  $  88,832
   Net cash provided by operations................    41,724       51,477    25,190     23,904     69,690
   Net cash used in investing.....................   (50,619)     (78,359) (112,050)   (13,698)   (41,674)
   Net cash provided by (used in) financing.......    10,494       24,863   101,376    (15,602)   (31,287)
   Capital expenditures<F4>.......................    50,341       80,937    92,782     55,255     49,339
RATIOS:
   Adjusted EBITDA to interest expense............      11.8x        11.4x      3.3x       3.0x       5.6x
   Total debt to Adjusted EBITDA..................       1.0x         1.5x      4.2x       3.5x       1.6x
   Earnings to fixed charges<F5>..................       5.7x         4.6x       N/A       1.2x       3.3x
BALANCE SHEET DATA (AT PERIOD END):
   Cash and cash equivalents......................  $   3,320    $  1,301  $ 15,817   $  10,421  $  7,151
   Total assets...................................    145,693      88,386   253,739     282,559   298,623
   Long-term debt, including current maturities...     54,759      79,632   167,637     170,637   140,350
   Stockholders' equity...........................     52,077      78,264    60,284      86,666   123,446

<F1> In 1997,  other income includes $7.5 million  resulting from the settlement of certain litigation matters.

<F2> Effective  June  1,  1997,  the  Company   elected  to  be  treated  as  an
     S-Corporation for federal income tax purposes. The conversion resulted in the elimination of the Company's deferred income tax assets and liabilities existing at May 31, 1997 and, after being netted against the then existing tax provision, resulted in a net income tax benefit to the Company of $8.9 million.

<F3> Adjusted EBITDA represents earnings before interest expense,  income taxes, depreciation, depletion, amortization and exploration expense, excluding proceeds from litigation settlements. Adjusted EBITDA is not a measure of cash flow as determined in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP or as an indicator of a company's operating performance or liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company's financial performance, such as a company's cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. The Company's computation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The Company believes that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure the Company's ability to meet future debt service requirements, if any. The Company's Adjusted EBITDA for the 2000 period was greater than in 1999 due to the increase in the volume of oil and gas produced and the increases in oil and gas prices. Adjusted EBITDA does not give effect to the Company's exploration expenditures, which are largely discretionary by the Company and which, to the extent expended, would reduce cash available for debt service, repayment of indebtedness and dividends.

<F4> Capital expenditures include costs related to acquisitions of producing oil and gas properties and include the contribution of the Worland properties by the principal stockholder of $22.4 million during the year ended December 31, 1999.

<F5> For purposes of computing the ratio of earnings to fixed charges,  earnings are computed as income before taxes from continuing operations, and fixed charges. Fixed charges consist of interest expense and amortization of costs incurred in the offering of the Notes. For the year ended December 31, 1998, earnings were insufficient to cover fixed charges by $18.0 million.

<F6> Cumulative  effect represents the impact of adopting EITF 98-10 "Accounting for Energy Trading and Risk Management Activities."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following  discussion  should be read in conjunction  with the Company's
consolidated   financial   statements   and  notes   thereto  and  the  Selected
Consolidated Financial Data included elsewhere herein.

OVERVIEW

     The Company's revenue, profitability and cash flow are substantially dependent upon prevailing prices for oil and gas and the volumes of oil and gas it produces. The Company produced more oil and gas in 2000 than in 1999 and experienced a significant increase in revenues, net income and Adjusted EBITDA in 2000 compared to 1999 because of higher prevailing oil and gas prices.
Average well head prices during 2000 were $29.02 per Bbl of oil and $2.91 per Mcf of natural gas compared to $16.93 per Bbl of oil and $1.72 per Mcf of natural gas during 1999. In addition, the Company's proved reserves and oil and gas production will decline as oil and gas are produced unless the Company is successful in acquiring producing properties or conducting successful exploration and development drilling activities.

    The Company uses the successful efforts method of accounting for its investment in oil and gas properties. Under the successful efforts method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and provide equipment for exploratory wells that find proved reserves and to drill and equip development wells are capitalized. These costs are amortized to operations on a unit-of-production method based on petroleum engineering estimates. Geological and geophysical costs, lease rentals and costs associated with unsuccessful exploratory wells are expensed as incurred. Maintenance and repairs are expensed as incurred, except that the cost of replacements or renewals that expand capacity or improve production are capitalized. Significant downward revisions of quantity estimates or declines in oil and gas prices that are not offset by other factors could result in a write down for impairment of the carrying value of oil and gas properties. Once incurred, a write down of an oil and gas property is not reversible at a later date, even if oil or gas prices increase.

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

RESULTS OF OPERATIONS

    The following tables set forth selected financial and operating information for each of the three years in the period ended December 31,:

                                                     YEAR ENDED DECEMBER 31,
                                            ----------------------------------------
                                           1998               1999           2000
                                        ----------         ----------     ----------
                                      (Dollars in Thousands, Except Average Price Data)
Revenues..............................    $ 316,768       $ 335,461      $ 435,726
Operating expenses....................      326,498         313,535        387,415
Non-Operating income (expense)........       (8,250)        (15,958)       (10,530)
Change in accounting principle........           --          (2,048)             -
Net income after tax..................      (17,980)          3,920         37,780
Adjusted EBITDA<F1>...................       40,090          48,589         88,832
Production Volumes<F2>:
   Oil and condensate (MBbl)..........        3,981           3,221          3,360
   Natural gas (MMcf).................        6,755           6,640          7,939
   Oil equivalents (MBoe).............        5,107           4,328          4,684
Average Prices<F3>:
   Oil and condensate (per Bbl).......    $   12.52       $   16.93      $   29.02
   Natural gas (per Mcf)..............         1.61            1.72           2.91
   Oil equivalents (per Boe)..........        11.78           15.24          25.81

<F1> Adjusted EBITDA represents earnings before interest expense,  income taxes, depreciation, depletion, amortization and exploration expense, excluding proceeds from litigation settlements. Adjusted EBITDA is not a measure of cash flow as determined in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP or as an indicator of a company's operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company's financial performance, such as a company's cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. The Company's computation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The Company believes that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure the Company's ability to meet future debt service requirements, if any. Even though the volume of oil and gas produced by the Company during 1999, on an actual basis, was less than in the comparable period in 1998, the Company's Adjusted EBITDA for the 1999 period was greater than in 1998. The increase in Adjusted EBITDA for the 1999 period was attributable to increases in oil and gas prices. The increase in Adjusted EBITDA for the 2000 period was also attributable mainly to the increase in oil and gas prices. Adjusted EBITDA does not give effect to the Company's exploration expenditures, which are largely discretionary by the Company and which, to the extent expended, would reduce cash available for debt service, repayment of indebtedness and dividends.

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

<F3> Average prices of oil and condensate,  and of natural gas, are derived from the Company's production records which are maintained on an "as produced" basis, which give effect to gas balancing and oil produced and in the tanks, and, accordingly, may differ from oil and gas revenues for the same periods as reflected in the Financial Statements. Average prices of oil equivalents were calculated by dividing oil and gas revenues, as reflected in the Financial Statements, by production volumes on a per Boe basis. Average sale prices per Boe realized by the Company, according to its production records which are maintained on an "as produced" basis, for the years ended December 31, 1998, 1999 and 2000, were $11.88, $15.31 and
     $25.16, respectively.

YEAR ENDED DECEMBER 31, 2000, COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES

OIL AND GAS SALES

     Oil and gas sales revenue for 2000 increased $49.6 million, or 75%, to $115.5 million from $65.9 million in 1999 due primarily to increases in oil prices from an average of $16.93/Bbl in 1999 to $29.02/Bbl in 2000, or 71%, and increases in average gas sales price increased from an average of $1.72/Mcf in 1999 to $2.91/Mcf in 2000, or 69%.

CRUDE OIL MARKETING

     The Company recognized an increase in revenues on crude oil purchased for resale for 2000 of $38.2 million, or 16% to $279.8 million from $241.6 million for 1999. This was caused by the increase in oil prices even though there was a decrease in monthly volumes traded.

GATHERING, MARKETING AND PROCESSING

     The 2000 gathering, marketing and processing revenues increased $11.1 million, or 51%, to $32.7 million compared to $21.6 million for 1999. Of this increase, $7.7 million was attributable to operations from the Eagle Chief Plant in Oklahoma and $2.8 million was from the Matli gas gathering system in Oklahoma along with $1.7 million from the Badlands Gas Processing Plant in North Dakota. These increases were offset by the sale of the Rattlesnake and Enterprise systems in January 2000.

OIL AND GAS SERVICE OPERATIONS

     Oil and gas service operations revenues increased $1.3 million, or 21%, to $7.6 in 2000 from $6.3 million in 1999. The increase was primarily attributable to increased sales of drilling material and supply items caused by increased drilling activity in 2000 and increased revenues for reclaimed oil sales because of higher prices.

COSTS AND EXPENSES

PRODUCTION EXPENSES & TAXES

     Production expense and taxes were $29.8 million for 2000, a $10.4 million, or 54% increase over the 1999 expenses of $19.4 million, primarily as a result of increased production volumes and higher prices. The increase was seen in all areas of direct costs associated with the Company's operations and taxes. Taxes increased by $4.9 million due to higher prices and the expiration of drilling tax credits primarily in the Cedar Hills area of North Dakota.

EXPLORATION EXPENSE

     Exploration expenses increased $5.6 million, or 72%, to $13.3 million in 2000 from $7.7 million in 1999. The increase was attributable to a $4.9 million increase in dry hole expenses and $2.7 million in prospect and other expense. These increases were partially offset by a decrease in expired leases and other expenses of $2.1 million.

CRUDE OIL MARKETING

     Expense for crude oil purchased for resale increased $42.7 million, or 18%, to $278.8 million in 2000 from $236.1 million in 1999. This increase was caused by increased crude oil prices and offset by lower transportation fees.

GATHERING, MARKETING AND PROCESSING

     Gathering, Marketing and Processing expense for 2000 was $27.6 million, a $9.8 million, or 55%, increase from the $17.8 million incurred in 1999 due to higher natural gas and liquid prices and the increase of volumes in the Badlands system in North Dakota.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

     For the year ended December 31, 2000, total DD&A Expense was $21.9 million, a $1.5 million, or 7%, increase over the 1999 expense of $20.4 million. In 2000, lease and well DD&A was $17.4 million, an increase of $1.8 million from $15.6 million in 1999. The increase is mainly due to increased production from the contribution of the Worland properties. There was no FASB 121 write-down in 1999 and a $1.7 million FASB 121 write-down in 2000. The majority of the 2000 amount is on two wells in the Gulf Coast region that are non-economical along with various other small amounts for wells in the Mid- Continent region that are marginal wells which the Company is putting up for sale. For 2000, DD&A expense amounted to $3.71 per Boe compared to $3.61 per Boe in 1999.

GENERAL AND ADMINISTRATIVE (G&A)

     G&A expense for 2000 was $10.3 million, net of overhead reimbursement of $1.9 million, or $8.4 million, an increase of $1.7 million, or 20%, from G&A expenses for 1999 of $8.6 million, net of overhead reimbursement of $2.9 million, or $5.7 million. The increase is primarily attributable to an increase in employment expenses and legal costs.

INTEREST INCOME

     Interest income for 2000 was $0.8 million compared to $0.3 million for 1999, a $0.5 million, or 167% increase. The increase in the 2000 period was attributable to greater levels of cash invested during 2000.

INTEREST EXPENSE

     Interest expense for 2000 was $15.8 million, a decrease of $0.7 million, or 4%, from $16.5 million in 1999. The decrease in the 2000 expense is attributable primarily to the reduction of the outstanding Senior Subordinated notes by $19.9 million which the Company purchased and retired. This will reduce interest expense by approximately $2.0 million annually.

     In May 1998, the Company entered into a forward interest rate swap contract to hedge its exposure to changes in the prevailing interest rates in connection with its planned debt offering. Due to the change in treasury note rates, the Company paid $3.9 million to settle the forward interest rate swap contract, which will result in an effective increase of approximately 0.5% to the Company's interest costs on the Notes, or an increase in annual interest expense of approximately $0.4 million for the term of the Notes. In 2000, the Company purchased $19.9 million of the Notes which reduced the yearly interest expense attributable to the swap to $0.3 million for the remaining term of the Notes.

OTHER INCOME

     Other income increased $4.2 million, or 1400%, to $4.5 million for the year ended December 31, 2000, from $0.3 million for 1999. This increase in other income compared to 1999 is attributed primarily to the recognition of a $2.4 million gain on the sale of the Arkoma Basin properties and an extraordinary gain of $0.7 million on the repurchase of the Senior Subordinated notes.

INCOME  BEFORE INCOME TAXES AND  CUMULATIVE  EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE

     Net income before income taxes and change in accounting principle for the year ended December 31, 2000, was $37.8 million, an increase in net income before taxes of $31.9 million from $5.9 million before income taxes and cumulative effect of change in accounting principle for 1999. This increase was primarily due to the increased revenues caused by higher oil and gas sales prices.

NET INCOME

     Net Income for 2000 was $37.8 million, an increase of $33.9 million compared to $3.9 million in 1999. The Company adopted EITF 98-10 effective January 1, 1999. As a result, the Company recorded an expense for the cumulative effect of change in accounting principle of $2,048,000 during the year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

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

OIL AND GAS SERVICE OPERATIONS

     Oil and gas service operations revenues decreased $0.4 million, or 6%, to $6.3 million in 1999 from $6.7 million in 1998. The decrease was primarily attributable to reduced sales of inventory caused by lower drilling activity in 1999.

COSTS AND EXPENSES

PRODUCTION EXPENSES AND TAXES

     Production expense and taxes were $19.4 million for the 1999, a $3.2 million, or 14% decrease over the 1998 expenses of $22.6 million, primarily as a result of lower production volumes and greater operating efficiencies. The decrease was seen in all areas of direct costs associated with the Company's operations, except for taxes. Taxes increased by $0.9 million due to higher prices and the expiration of drilling tax credits primarily in the Cedar Hills area of North Dakota.

EXPLORATION EXPENSE

     Exploration expenses increased $0.6 million, or 8%, to $7.7 million in 1999 from $7.1 million in 1998. The increase was attributable to a $3.2 million increase in expired leases partially offset by a decrease in dry hole costs and other expenses of $2.6 million.

CRUDE OIL MARKETING

Expenses for crude oil purchased for resale increased $7.2 million, or 3%, to $235.3 million in 1999 from $228.1 million in 1998. Marketing expenses increased $0.1 million, or 22%, to $0.8 million in 1999 from $0.7 million in 1998. The increase was caused by increased crude oil prices and was also due to only a partial year of activity in 1998 compared to a full year in 1999 and is offset by a decrease in monthly volumes traded.

GATHERING, MARKETING AND PROCESSING

     Gathering, Marketing and Processing expense for 1999 was $17.8 million, a $2.2 million, or 14%, increase from the $15.6 million incurred in 1998 due to higher natural gas and liquid prices and the addition of the Matli gas gathering system and the increase in the Badlands system in North Dakota.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

     For the year ended December 31, 1999, total DD&A Expense was $20.4 million, a $18.3 million, or 47%, decrease over the 1998 expense of $38.7 million. In 1999, lease and well DD&A was $15.6 million, a decrease of $19.0 million from $34.6 million in 1998. The decrease is due to favorable adjustments to reserve volumes caused by higher oil and gas prices resulting in a decline in the DD&A rate per Boe and due to the non recurring $7.9 million write-down associated with FASB 121 in 1998. There was no FASB 121 write-down in 1999. In 1998, the FASB 121 write-down contributed $1.55 per Boe, or 23%, of the lease and well DD&A expense of $6.78 per Boe. For 1999 DD&A expense amounted to $3.61 per Boe.

GENERAL AND ADMINISTRATIVE (G&A)

     G&A expense for 1999 was $8.6 million, net of overhead reimbursement of $2.9 million, or $5.7 million, a decrease of $1.4 million, or 21%, from G&A expenses for 1998 of $10.0 million, net of overhead reimbursement of $2.9 million, or $7.1 million. The decrease is primarily attributable to a decrease in employment expenses, including a temporary decrease in the payroll and benefits costs as described below.

     On January 6, 1999, as part of its objective of focusing on cash margins and profitability, the Company initiated a cost restructuring plan which included personnel cost reductions which were included in G&A expense. This reduction was accomplished through a combination of personnel and payroll reductions and the temporary suspension of the Company's contribution to the Company's 401K plan. Permanent savings due to staff reductions were approximately $0.5 million in 1999. An additional $0.3 million in savings was recognized in other employee expenses. Various other office expenses decreased by $0.7 million. The Company reinstated its contribution to the Company 401K plan effective April 1, 1999, and salaries were returned to their previous level effective May 1, 1999.

INTEREST INCOME

     Interest income for 1999 was $0.3 million compared to $1.0 million for 1998, a $0.7 million, or 68% decrease. The decrease in the 1999 period is attributable to lower levels of cash invested during 1999.

INTEREST EXPENSE

     Interest expense for 1999 was $16.5 million, an increase of $4.3 million, or 35%, from $12.2 million in 1998. The increase in the 1999 expense was attributable primarily to interest on the Senior Subordinated Notes which had only accrued five months of interest expense in 1998 compared to 12 months in 1999.

     In May 1998 the Company entered into a forward interest rate swap contract to hedge its exposure to changes in the prevailing interest rates in connection with its planned debt offering. Due to the change in treasury note rates, the Company paid $3.9 million to settle the forward interest rate swap contract, which will result in an effective increase of approximately 0.5% to the Company's interest costs on the Notes, or an increase in annual interest expense of approximately $0.4 million for the term of the Notes.

OTHER INCOME

     Other income decreased $2.7 million, or 91%, to $0.3 million for the year ended December 31, 1999, from $3.0 million for 1998. This decrease in other income compared to 1998 is attributed primarily to the recognition in 1998 of a $2.5 million gain on the sale of the Illinois properties.

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE

     Income before income taxes and change in accounting principle for the year ended December 31, 1999, was $5.9 million, an increase of $23.8 million from a $17.9 million loss before taxes and cumulative effect of change in accounting principle for 1998. This increase was primarily due to the increased revenues caused by higher oil and gas sales prices and lower operating and general and administrative costs.

NET INCOME

     The 1999 Net Income was $3.9 million, including a charge resulting from a cumulative effect of change in accounting principle of $2.0 million, an increase in net income of $21.9 million compared to a loss of $17.9 million in 1998. The Company adopted EITF 98-10 effective January 1, 1999. As a result, the Company recorded an expense for the cumulative effect of change in accounting principle of $2,048,000.

LIQUIDITY AND CAPITAL ASSETS

     The Company's primary sources of liquidity have been its cash flow from operating activities, financing provided by its Credit Facility and by the Company's principal stockholder and a private debt offering. The Company's cash requirements, other than for operations, are for acquisition, exploration and development of oil and gas properties and debt service payments.

CASH FLOW FROM OPERATIONS

     Net cash provided by operating activities was $69.7 million for 2000 a 192% increase from the $23.9 million in 1999. The increase was primarily due to the increase in net income from operations which was primarily attributable to oil and gas price increases. Cash decreased to $7.2 million at December 31, 2000, from $10.4 million at year-end 1999 primarily due to repayment of indebtedness.

RESERVES AND ADDED FINDING COSTS

     During 1999 and 2000, the Company spent $32.5 million and $49.3 million, respectively on acquisitions, exploration, exploitation and development of oil and gas properties. The 1999 amount includes the assumption of the loan of $18.6 million from the principal stockholder. Total estimated proved reserves of natural gas decreased from 75.8 Bcf at year-end 1999 to 59.9 Bcf at December 31, 2000, and estimated total proved oil reserves decreased from 36.6 MMBbls at year-end 1999 to 35.3 MMBbls at December 31, 2000. The Company sold reserves of approximately 2.4 Bcf and 2,000 Bbls in January 2000 related to the sale of properties in the Arkoma Basin. The balance of the decline in natural gas reserves was primarily due to downward revisions of reserve volumes in the Big Horn Basin and the non-drilling of PUDs in the Big Horn Basin due to reallocation of drilling resources to the Gulf Coast region.

FINANCING

     Long-term debt at December 31, 1999 and December 31, 2000, was $170.2 million and $130.1 million, respectively. The $40.1 million, or 24% decrease was mainly due to the purchase and retirement of $19.9 million of the Senior Subordinate Notes, a reduction in the Company's bank debt of $18.6 million and other debt reductions of $2.0 million.


CREDIT FACILITY

     Long-term debt outstanding at December 31, 1999 included $18.6 million of revolving debt under the Credit Facility. The Company has $10.2 million outstanding debt balance under the Credit Facility at December 31, 2000. The effective rate of interest under the Credit Facility was 8.5% at December 31, 1999 and was 8.9% at December 31, 2000. This Credit Facility is for borrowings up to $25 million and bears interest at either the lead bank's prime rate or adjusted LIBOR which includes the LIBOR rate as determined on a daily basis by the bank adjusted for a facility fee percentage and non-use fee percentage according to the following table. The applicable margins are based on a ratio of the outstanding balance to the borrowing base.

   Ratio          LIBOR Margin   Prime Rate Margin        Unused Fee
 ----------       ------------   -----------------        -----------
> 75%                2.00%            0.00%        25.00 basic points per annum
> 50% < 75%          1.75%            0.00%        22.50 basic points per annum
> 25% < 50%          1.50%            0.00%        20.00 basic points per annum
< 25%                1.25%            0.00%        18.75 basic points per annum

The LIBOR rate can be locked in for thirty, sixty or ninety days as determined by the Company through the use of various principal tranches; or the Company can elect to leave the interest rate based on the prime interest rate. Interest is payable monthly with all outstanding principal and interest due at maturity on May 31, 2001. The Credit Agreement is currently being renegotiated to be extended for two years and the line is expected to increase to $35 million. As of March 28, 2001, the Company has borrowed $12.7 million against this Credit Facility.

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

     During 2000, the Company repurchased $19.9 million principal amount of its Notes at a cost of $18.3 million. The Company wrote off $0.9 million of the issuance costs associated with the repurchase of the Notes.

CAPITAL EXPENDITURES

     In 2000 the Company incurred $49.3 million of capital expenditures, exclusive of acquisitions. The Company will initiate, on a priority basis, as many projects as cash flow allows. It is anticipated that approximately 62 projects will be initiated in 2001 for projected capital expenditures of $70.7 million. The Company expects to fund the 2001 capital budget through cash flow from operations and its Credit Facility.

PURCHASE OF WORLAND FIELD

     On May 18, 1998, the Company consummated the purchase for approximately $86.5 million of producing and non- producing oil and gas properties and certain other related assets in the Worland Properties effective as of June 1, 1998, which the Company funded through borrowings on its Credit Facility. Subsequently, and effective June 1, 1998, the Company sold an undivided 50% interest in the Worland Properties (excluding inventory and certain equipment) to the Company's principal stockholder for approximately $42.6 million. Of the total sale price to the stockholder, approximately $23.0 million plus interest of approximately $0.3 million was offset against the outstanding balance of notes payable to the stockholder and approximately $19.6 million was applied to the outstanding balance on the Credit Facility on July 24, 1998. In December 1999 the principal stockholder contributed his interest in the purchased properties to the Company, subject to debt of $18.6 million. The contribution was recorded based on the stockholder's cost less DD&A from the date acquired to the date contributed which was $41.4 million.

STOCKHOLDER DISTRIBUTION

     During 2000 the Company made dividend distributions to its stockholders for $1.0 million to cover the taxes on the taxable income passed through to the stockholders of record.

HEDGING

     From time to time, the Company may use energy swap and forward sale arrangements to reduce its sensitivity to oil and gas price volatility. In July 1998, the Company began engaging in oil trading arrangements as part of its oil and gas marketing activities.

     The Company has only limited involvement with derivative financial instruments, as defined in SFAS No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments". The Company's objective is to hedge a portion of its exposure to price volatility from producing oil and natural gas. These arrangements expose the Company to the credit risk of its counterparties and to basis risk.

     In connection with the offering of the Notes, the Company entered into an interest rate hedge on which it experienced a $3.9 million loss. The loss that was incurred will result in an effective increase of approximately 0.5% to the Company's interest costs on the Notes, or an increase in annual interest expense of approximately $0.4 million over the term of the Notes. The Company has no present plans to engage in further interest rate hedges.

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

     The Company has sold a number of non-strategic oil and gas properties and other properties over the past three years, recognizing pretax gains of approximately $2,614,000, $151,400 and $3,726,000 in 1998, 1999 and 2000
respectively. Total amounts of oil and gas reserves associated with these dispositions during 1998, 1999 and 2000 were 184 MBbls of oil and 2,718 MMcf of natural gas.

     On May 15, 1998, the Company and Burlington Resources Oil & Gas Company, Inc. ("Burlington") entered into an agreement ("Trade Agreement") to exchange undivided interests in approximately 65,000 gross (59,000 net) leasehold acres in the northern half of the Cedar Hills Field in North Dakota. On August 19, 1998, the Company instituted a declaratory judgment action against Burlington in the District Court of Garfield County, Oklahoma. The Company sought a declaratory judgment determining that it was excused from further performance under the Trade Agreement. On December 22, 1999, the Court issued an Order requiring the parties to proceed in accordance with terms of the Trade Agreement and instructing them to use their best efforts to consummate the Trade Agreement. Continental complied with the Order of the Court and attempted to proceed with the terms of the Trade Agreement. However, substantial title defects arose with respect to the interests to be received by Continental from Burlington under the terms of the Trade Agreement. As a result of the title defects which could result in the cancellation of Burlington's leases, Continental filed a Motion to Dismiss seeking a determination by the Court that Continental was excused from performance under the Trade Agreement. A hearing was held the week of June 19, 2000. On October 11, 2000, the Court issued its Findings of Fact, Conclusions of Law and Order holding that the Company was excused from further performance under the Trade Agreement. The Court also dismissed Burlington's claim for damages against the Company. On December 13, 2000, the Court entered a Final Order granting the Company's Motion to Dismiss and denying Burlington's claim for damages. Burlington appealed the Final Order entered by the Court. On January 22, 2001, the Company and Burlington entered into an agreement finally resolving the litigation involving the Cedar Hills Field and pleadings have been filed with the Court which will result in the dismissal with prejudice of all claims between the Company and Burlington.

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

RISK MANAGEMENT

     The risk management process established by the Company is designed to measure both quantitative and qualitative risks in its businesses. The Company is exposed to market risk, including changes in interest rates and certain commodity prices.

     To manage the volatility relating to these exposures, periodically the Company enters into various derivative transactions pursuant to the Company's policies on hedging practices. Derivative positions are monitored using techniques such as mark- to-market valuation and value-at-risk and sensitivity analysis.

COMMODITY PRICE EXPOSURE

     The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss in value arising from adverse changes in the Company's commodity prices.

     The prices of crude oil, natural gas, and natural gas liquids are subject to fluctuations resulting from changes in supply and demand. To partially reduce price risk caused by these market fluctuations, the Company may hedge (through the utilization of derivatives) a portion of the Company's production and sale contracts. Because the commodities covered by these derivatives are substantially the same commodities that the Company buys and sells in the physical market, no special studies other than monitoring the degree of correlation between the derivative and cash markets, are deemed necessary.

     A sensitivity analysis has been prepared to estimate the price exposure to the market risk of the Company's crude oil, natural gas and natural gas liquids commodity positions. The Company's daily net commodity position consists of crude inventories, commodity purchase and sales contracts and derivative commodity instruments. The fair value of such position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices over the next 12 months. Based on this analysis, the Company has no significant market risk related to its crude trading or hedging portfolios. The Company has no oil or gas hedging transactions for its production or net long or short fixed price positions in respect to its crude oil marketing activities as of December 31, 2000.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July 1999 the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". As a result of SFAS No. 137, adoption of SFAS No. 133 is now required for financial statements for periods beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133 every derivative instrument is recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. During 2000, management reviewed all contracts throughout the Company to identify both freestanding and embedded derivatives which meet the criteria set forth in SFAS No. 133 and SFAS No. 138. The Company adopted the new standards effective January 1, 2001. The Company had no outstanding hedges or derivatives which had not been previously marked to market through its accounting for trading activity. As a result the adoption of SFAS No. 133 and SFAS No. 138 had no significant impact.

INTEREST RATE RISK

     The Company's exposure to changes in interest rates relates primarily to long-term debt obligations. The Company manages its interest rate exposure by limiting its variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. The Company may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. The fair value of long-term debt is estimated based on quoted market prices and management's estimate of current rates available for similar issues. The following table itemizes the Company's long-term debt maturities and the weighted-average interest rates by maturity date.

-------------------------------------------------------------------------------------------------------------------
                                                                                                               2000
                                                                                                           Year-end
(dollars in millions)             2001         2002         2003         2004      Thereafter    Total   Fair Value
-------------------------------------------------------------------------------------------------------------------
Fixed rate debt:
    Principal amount                                                                 130,150    130,150     130,150
    Weighted-average
        interest rate                                                                10.25%     10.25%          --
Variable-rate debt:
    Principal amount            10,200          --           --           --          --        $10,200     $10,200
    Weighted-average
         interest rate            8.9%          --           --           --          8.9%       8.9%           --
-------------------------------------------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX OF FINANCIAL STATEMENTS

Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 1999 and 2000
Consolidated Statements of Operations for the Years Ended December 31,
        1998, 1999 and 2000
Consolidated Statements of Stockholders' Equity
        for the Years Ended December 31, 1998, 1999 and 2000
Consolidated Statements of Cash Flows for the Years Ended December 31,
        1998, 1999 and 2000
Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors
of Continental Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Continental Resources, Inc. (an Oklahoma corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Resources, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




                                       ARTHUR ANDERSEN LLP
Oklahoma City, Oklahoma,
    February 16, 2001

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (in thousands, except share and per share information)

                                     ASSETS
                                                                December 31,
                                                           -----------------------
                                                              1999         2000
                                                           ----------   ----------
CURRENT  ASSETS:
    Cash                                                    $  10,421    $   7,151
    Accounts receivable-
         Oil and gas sales                                     11,508       15,778
         Joint interest and other, net                          8,517        9,839
    Inventories                                                 4,112        4,988
    Prepaid expenses                                            1,690          209
                                                            ---------    ---------
                Total current assets                           36,248       37,965
                                                            ---------    ---------

PROPERTY AND EQUIPMENT:
    Oil and gas properties (successful efforts method)-
         Producing properties                                 293,467      321,197
         Nonproducing leaseholds                               43,083       44,544
    Gas gathering and processing facilities                    25,740       25,051
    Service properties, equipment and other                    14,884       15,917
                                                            ---------    ---------
                Total property and equipment                  377,174      406,709
                Less--Accumulated depreciation, depletion
                   and amortization                          (138,872)    (151,899)
                                                            ---------    ---------
                Net property and equipment                    238,302      254,810
                                                            ---------    ---------

OTHER ASSETS:
    Debt issuance costs, net                                    7,847        5,842
    Other assets                                                  162            6
                                                            ---------    ---------
                Total other assets                              8,009        5,848
                                                            ---------    ---------
                Total assets                                $ 282,559    $ 298,623
                                                            =========    =========

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (in thousands, except share and per share information)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                   $    8,448    $   17,164
    Current debt                                                              356        10,200
    Revenues and royalties payable                                          6,865         7,181
    Accrued liabilities and other                                           9,776        10,375
                                                                       -----------   -----------
         Total current liabilities                                         25,445        44,920
                                                                       -----------   -----------

LONG-TERM DEBT, net of current portion                                    170,281       130,150

OTHER NONCURRENT LIABILITIES                                                  167           107

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
    Preferred stock,  $0.01 par value, 1,000,000 shares
        authorized, 0 shares issued and outstanding at
        December 31, 1999 and 2000
    Common stock, $0.01 par value, 20,000,000 shares authorized,
        14,368,919 shares issued and outstanding at December 31,
        1999 and 2000                                                         144           144
    Additional paid-in capital                                             25,087        25,087
    Retained earnings                                                      61,435        98,215
                                                                       -----------   -----------
              Total stockholders' equity                                   86,666       123,446
                                                                       -----------   -----------
              Total liabilities and stockholders' equity               $  282,559    $  298,623
                                                                       ===========   ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                                             December 31,
                                                 ------------------------------------
                                                    1998          1999         2000
                                                ----------    ----------   ----------
REVENUES:
     Oil and gas sales                           $  60,162    $  65,949    $ 115,478
     Crude oil marketing                           232,216      241,630      279,834
     Gas gathering, marketing and processing        17,701       21,563       32,758
     Oil and gas service operations                  6,689        6,319        7,656
                                                 ---------    ---------    ----------

          Total revenues                           316,768      335,461      435,726
                                                 ---------    ---------    ----------

OPERATING COSTS AND EXPENSES:
    Production expenses                             19,028       14,796       20,301
    Production taxes                                 3,583        4,572        9,506
    Exploration expenses                             7,106        7,750       13,321
    Crude oil marketing purchases and expenses     228,797      236,135      278,809
    Gas gathering, marketing and processing         15,602       17,850       27,593
    Oil and gas service operations                   3,664        3,420        5,582
    Depreciation, depletion and amortization        38,716       20,385       21,945
    General and administrative                      10,002        8,627       10,358
                                                 ---------    ---------    ----------

         Total operating costs and expenses        326,498      313,535      387,415
                                                 ---------    ---------    ----------

OPERATING INCOME (LOSS)                             (9,730)      21,926       48,311
                                                 ---------    ---------    ----------

OTHER INCOME ( EXPENSE):
    Interest income                                    967          310          756
    Interest expense                               (12,248)     (16,534)     (15,786)
    Other income, net                                3,031          266        4,499
                                                 ---------    ---------    ----------

         Total other income  (expense)              (8,250)     (15,958)     (10,530)
                                                 ---------    ---------    ----------

INCOME (LOSS) BEFORE
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                               (17,980)       5,968       37,780

CUMULATIVE EFFECT OF CHANGE





NET INCOME (LOSS)                                $ (17,980)   $   3,920    $  37,780
                                                 =========    =========    ==========

EARNING (LOSS) PER COMMON SHARE:
    Before cumulative effect of change in
    accounting principle
    Basic                                        $   (1.25)   $     .42    $     2.63
                                                 =========    =========    ==========
     Diluted                                     $   (1.25)   $     .42    $     2.62
                                                 =========    =========    ==========

   After cumulative effect of change in
   accounting principle
    Basic                                        $   (1.25)   $     .27    $     2.63
                                                 =========    =========    ==========
     Diluted                                     $   (1.25)   $     .27    $     2.62
                                                 =========    =========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (in thousands)

Balance, December 31, 1998               14,368,919      $  144  $  2,626   $ 57,515    $ 60,285
  Contribution of interest in oil
  and gas properties and associated
  debt by principal stockholder                  --          --    22,461         --      22,461
  Net income                                     --          --        --      3,920       3,920
                                         ----------      ------  --------   --------    --------
Balance, December 31, 1999               14,368,919      $  144  $ 25,087   $ 61,435    $ 86,666
  Net income                                     --          --        --     37,780      37,780
  Dividends paid                                 --          --        --     (1,000)     (1,000)
                                         ----------      ------  --------   --------    --------
Balance, December 31, 2000               14,368,919      $  144  $ 25,087   $ 98,215    $123,446
                                         ==========      ======  ========   ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (in thousands)
                                                                 1998          1999        2000
                                                                 ----          ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $ (17,980)   $   3,920    $  37,780
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities-
      Depreciation, depletion and amortization                   38,716       20,385       21,945
      Gain on sale of assets                                     (2,539)        (151)      (3,719)
      Dry hole costs and impairment of undeveloped leases         2,880        5,978        7,667
    Other noncurrent assets and liabilities                          (3)         338        1,373
  Changes in current assets and liabilities-
    Decrease(increase) in accounts receivable                     9,645       (5,037)      (5,591)
    Decrease(increase) in inventories                            (1,078)         515         (876)
    Decrease(increase) in prepaid expenses                          215       (1,522)       1,481
    Increase(decrease) in accounts payable                       (9,082)      (2,084)       8,716
    Increase(decrease) in revenues and royalties payable         (1,642)       1,010          315
    Increase(decrease in accrued liabilities and other            6,059          552          599
                                                              ---------    ---------    ---------
         Net cash provided by operating activities               25,191       23,904       69,690
                                                              ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development                                   (42,715)     (12,233)     (48,139)
  Gas gathering and processing facilities and service
    properties, equipment and other                              (7,517)        (266)      (1,200)
  Purchase of producing properties                              (85,100)      (1,695)          --
  Cash received on note receivable - stockholder                 19,582           --           --
  Proceeds from sale of assets                                    3,641          496        7,665
  Advances from affiliates                                           58           --           --
                                                              ---------    ---------    ---------

        Net cash used in investiving activities                (112,051)     (13,698)     (41,674)
                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit and other                        266,515        4,600       37,000
 Repayment of Senior Subordinated Notes                              --           --       19,850
  Repayment of line of credit and other                        (165,539)     (10,202)     (47,436)
  Debt issuance costs                                            (9,600)          --           --
  Proceeds from short-term debt due to stockholder               10,000           --           --
 Repayment of short-term debt due to stockholder                     --      (10,000)          --
  Payment of cash dividend                                           --           --       (1,000)
                                                              ---------    ---------    ---------

        Net cash provided by (used in) financing activities     101,376      (15,602)     (31,286)

                                                              ---------    ---------    ---------

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (in thousands)
                                                  1998       1999        2000
                                                  ----       ----        ----
NET INCREASE (DECREASE) IN CASH                  14,516     (5,396)     (3,270)

CASH, beginning of year                           1,301     15,817      10,421
                                               --------   --------    --------

CASH, end of year                              $ 15,817   $ 10,421    $  7,151
                                               ========   ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                              $ 12,248   $ 16,583    $ 16,615

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Sale of 50% interest in oil and gas
    properties to principal stockholder:
    Satisfaction of note payable               $ 22,969   $     --    $     --
    Issuance of note receivable                $ 19,582   $     --    $     --
    Conversion of account receivable to note
      receivable                               $    510   $     --    $     --
  Contribution of interest in oil and gas
    properties by stockholder
    Oil and gas properties                     $     --   $ 41,371    $     --
    Assumption of  note payable                $     --   $ 18,600    $     --
    Paid-in capital                            $     --   $ 22,461    $     --

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

    CRI's principal business is oil and natural gas exploration, development and production. CRI has interests in approximately 1,291 wells and serves as the operator in the majority of such wells. CRI's operations are primarily in Oklahoma, North Dakota, South Dakota, Montana, Wyoming, Texas and Louisiana. In July 1998, CRI began entering into third party contracts to purchase and resell crude oil at prices based on current month NYMEX prices, current posting prices or at a stated contract price.

    CGI is engaged principally in natural gas marketing, gathering and processing activities and currently operates five gas gathering systems and two gas processing plants in its operating areas. In addition, CGI participates with CRI in certain oil and natural gas wells.

    All per share amounts for the Company's common stock have been retroactively adjusted to reflect the Company's stock split, discussed in Note 6.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Basis of Presentation

    The accompanying consolidated financial statements include the accounts and operations of CRI, CGI and CCC (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

    Accounts Receivable

    The Company operates exclusively in the oil and natural gas exploration and production, gas gathering and processing and gas marketing industries. The Company's joint interest receivables at December 31, 1999 and 2000, are recorded net of an allowance for doubtful accounts of approximately $387,000 and $383,000, respectively, in the accompanying consolidated balance sheets.

    Inventories

    Inventories consist primarily of tubular goods, production equipment and crude oil in tanks, which are stated at the lower of average cost or market. At December 31, 1999 and 2000, tubular goods and production equipment totaled approximately $3,620,000 and $4,311,000, respectively and crude oil in tanks totaled approximately $491,000 and $677,000, respectively.

    Property and Equipment

    The Company utilizes the successful efforts method of accounting for oil and gas activities whereby costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves and to drill and equip development wells are capitalized. These costs are amortized to operations on a unit-of-production method based on proved developed oil and gas reserves, allocated property by property, as estimated by petroleum engineers. Geological and geophysical costs, lease rentals and costs associated with unsuccessful exploratory wells are expensed as incurred. Nonproducing leaseholds are periodically assessed for impairment, based on exploration results and planned drilling activity. Maintenance and repairs are expensed as incurred, except that the cost of replacements or renewals that expand capacity or improve production are capitalized. Gas gathering systems and gas processing plants are depreciated using the straight- line method over an estimated useful life of 14 years. Service properties and equipment and other is depreciated using the straight-line method over estimated useful lives of 5 to 40 years.

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

    Earnings per Common Share

    Earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted-average number of shares used to compute earnings per common share was 14,368,919 in 1998, 1999 and 2000. The weighted-average number of shares used to compute diluted EPS for 2000 was 14,393,132. There are no common stock equivalents or securities outstanding during 1998 and 1999 which would result in material dilution.

    Futures Contracts

    CGI, in the normal course of business, enters into fixed price contracts for either the purchase or sale of natural gas at future dates. Due to fluctuations in the natural gas market, CGI buys or sells natural gas futures contracts to hedge the price and basis risk associated with the specifically identified purchase or sales contracts. CGI accounts for changes in the market value of futures contracts as a deferred gain or loss until the production month of the hedged transaction, at which time the gain or loss on the natural gas futures contracts is recognized in the results of operations. At December 31, 1999 and 2000, there were no open natural gas futures contracts. Net gains and losses on futures contracts are included in gas gathering, marketing and processing revenues in the accompanying consolidated statements of operations and were immaterial for the years ended December 31, 1998, 1999 and 2000.

    Crude Oil Marketing

      During 1998 CRI began trading crude oil, exclusive of its own production, with third parties, under fixed and variable priced physical delivery contracts extending out less than one year. CRI accounted for these contracts utilizing the settlement method of accounting in the month of physical delivery through December 31, 1998.

     In December 1998 the Emerging Issues Task Force ("EITF") released their consensus on EITF 98-10 "Accounting for Energy Trading and Risk Management Activities." This statement requires that contracts for the purchase and sale of energy commodities which are entered into for the purpose of speculating on market movements or otherwise generating gains from market price differences to be recorded at their market value, as of the balance sheet date, with any corresponding gains or losses recorded as income from operations. The Company adopted EITF 98-10 effective January 1, 1999. As a result, the Company recorded an expense for the cumulative effect of change in accounting principle of $2,048,000. At December 31, 2000, the market value of the Company's open energy trading contracts resulted in an unrealized loss of $0.1 million which is recorded in crude oil marketing revenues in the accompanying consolidated statement of operations and accrued liabilities in the accompanying consolidated balance sheet.

    Crude Oil Hedging

     At December 31, 2000, the Company had no open hedging contracts.

    Gas Balancing Arrangements

    The Company follows the "sales method" of accounting for its gas revenue whereby the Company recognizes sales revenue on all gas sold to its purchasers, regardless of whether the sales are proportionate to the Company's ownership in the property. A liability is recognized only to the extent that the Company has a net imbalance in excess of their share of the reserves in the underlying properties. The Company's aggregate imbalance positions at December 31, 1999 and 2000 were not material.

    Significant Customer

    During  1998,  1999  and  2000,   approximately   24.2%,  25.2%  and  22.8%,
respectively, of the Company's total revenues were derived from sales made to a single customer.

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

    Business Segments

     The Company operates in one business segment pursuant to Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure About Segments of an Enterprise and Related Information."

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

Accounting Principles

     In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". As a result of SFAS No. 137, adoption of SFAS No.133 is now required for financial statements for periods beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133, every derivative instrument is recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. During 2000, management reviewed all contracts throughout the Company to identify both freestanding and embedded derivatives which meet the criteria set forth in SFAS No. 133 and SFAS No. 138. The Company adopted the new standards effective January 1, 2001. On January 1, 2001, the Company had no outstanding hedges or derivatives which had not been previously marked to market through its accounting for trading activity. As a result the adoption of SFAS No. 133 and SFAS No. 138 had no significant impact on the Company's financial position or results of operations.

3. ACQUISITION OF PRODUCING PROPERTIES:

    On May 18, 1998, the Company consummated the purchase for approximately $86.5 million of producing and non- producing oil and gas properties and certain other related assets in the Worland Properties effective as of June 1, 1998, which the Company funded through borrowings on its line of credit. Subsequently, and effective June 1, 1998, the Company sold an undivided 50% interest in the Worland Properties (excluding inventory and certain equipment) to the Company's principal stockholder for approximately $42.6 million. Of the total sale price to the stockholder, approximately $23.0 million plus interest of approximately $0.3 million was offset against the outstanding balance of notes payable to the stockholder and approximately $19.6 million was recorded as an increase in advances to affiliates.

    This acquisition has been recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the year ended December 31, 1998, as if these acquisitions had been consummated as of January 1, 1998. These pro forma results are not necessarily indicative of future results.

(in thousands, except per share data)       1998 Pro Forma
                                             (Unaudited)
                                             -----------

Revenues                                    $ 318,895
                                            ---------

Net income (loss)                           $ (21,184)
                                            ---------

Earnings (loss) available to common stock   $ (21,184)
                                            ---------

Basic Earnings (loss) per common share      $   (1.47)
                                            ---------

     On December 31, 1999, the Company's principal stockholder contributed the undivided 50% interest in the Worland Properties to the Company along with debt with an outstanding balance of $18.6 million. The Company recorded the properties at the stockholder's cost less amortization of such cost on a unit-of-production method from the stockholder's acquisition date through December 31, 1999. The contribution resulted in an addition to paid-in capital of $22.4 million. The following presents unaudited pro forma results of operations for the years ended December 31, 1998 and 1999, as if the contribution had been consummated as of January 1, 1998. These pro forma results are not necessarily indicative of future results.

                                            Pro Forma    (Unaudited)
                                            ---------    -----------
(in thousands, except per share data)          1998         1999
                                               ----         ----

Revenues                                    $ 321,023    $ 341,796
                                            =========    =========

Net income (loss)                           $ (22,931)   $   6,052
                                            =========    =========

Earnings (loss) available to common stock   $ (22,931)   $   6,052
                                            =========    =========

Basic Earnings (loss) per common share      $   (1.60)   $    0.42
                                            =========    =========

4. LONG-TERM DEBT:

  Long-term debt as of December 31, 1999 and 2000, consists of the following (in thousands):


                                                             1999       2000
                                                             ----       ----

Senior Subordinated Notes (a)                              $150,000   $130,150
Line of credit agreement (b)                                     --     10,200
Notes payable to principal stockholder (c)                   18,600         --
Note payable to General Electric Capital Corporation (d)      2,017         --
Capital lease agreements (e)                                     20         --
                                                           --------   --------

         Outstanding debt                                   170,637    140,350

Less- Current portion                                           356     10,200
                                                                      --------

         Total long-term debt                              $170,281   $130,150
                                                           ========   ========

(a) On July 24, 1998, the Company consummated a private placement of $150.0 million of 10 1/4% Senior Subordinated Notes ("the Notes") due August 1, 2008, in a private placement under Securities Act Rule 144A. Interest on the Notes is payable semi-annually on each February 1 and August 1. In connection with the issuance of the Notes, the Company incurred debt issuance costs of approximately $4.7 million, which has been capitalized as other assets and is being amortized on a straight-line basis over the life of the Notes. In May 1998 the Company entered into a forward interest rate swap contract to hedge exposure to changes in prevailing interest rates on the Notes. Due to changes in treasury note rates, the Company paid $3.9 million to settle the forward interest rate swap contract. This payment results in an increase of approximately 0.5% to the Company's effective interest rate or an increase of approximately $0.4 million per year over the term of the Notes. Effective November 14, 1998, the Company registered the Notes through a Form S-4 Registration Statement under the Securities Exchange Act of 1933. During 2000, the Company repurchased $19.9 million principal amount of its Notes at a cost of $18.3 million.

(b) On April, 2000, the Company replaced its previous credit facility with a $25.0 million line of credit facility under terms substantially similar to the previous credit agreement. The agreement was amended August 1, 2000 to add a correspondent bank and other minor changes were made. The Company has collateralized the line of credit with substantially all of its oil and natural gas interests, and gathering, marketing and processing properties. This loan bears interest at either MidFirst prime or adjusted LIBOR, which includes the LIBOR rate as determined on a daily basis by the bank adjusted for a facility fee percentage and non-use fee percentage. The LIBOR rate can be locked in for thirty, sixty, or ninety days as determined by the Company through the use of various principal tranches; or the Company can elect to leave the interest rate based on the prime interest rate. The MidFirst prime interest rate at December 31, 2000, was 9.5%. Interest is payable monthly with all outstanding principal and interest due at maturity on May 31, 2001. The Company has $10.2 million outstanding debt on its line of credit at December 31, 2000. The credit agreement is currently being renegotiated to be extended for two years and the line is expected to increase to $35 million.

(c) On December 31, 1999, the Company's principal stockholder contributed the undivided 50% interest in the Worland Properties and the Company assumed his loan of $18,600,000. The loan is at the prime interest rate which was 8.5% at December 31, 1999. Interest is payable monthly with all outstanding principal and interest due at maturity on May 1, 2001. On February 5, 2000, the Company drew on it's line of credit and paid this loan in full.

(d) In July 1997 the Company borrowed $4,000,000 from General Electric Capital Corporation to finance the purchase of an airplane. The note accrued interest at 7.91% to be paid in one hundred nineteen (119) consecutive monthly installments of principal and interest of $48,341 each and a final installment of approximately $48,000. It was secured by the airplane. The balance was paid in full on March 31, 2000.

(e) During 1997, the Company entered into a capital lease agreement to purchase computer equipment. The agreement required monthly payments of principal and interest. On September 30, 2000, the balance was paid in full on the computer equipment.

     The Company's line of credit agreement contains certain negative financial and certain information reporting covenants. The Company was in compliance with the covenants at December 31, 2000, and expects to be in compliance through the date the agreement terminates.

     The annual maturities of long-term debt subsequent to December 31, 2000, are as follows (in thousands):


2001                                           $     10,200
2002                                                     --
2003                                                     --
2004                                                     --
2005 and thereafter                                 130,150
                                                    -------

         Total maturities                          $140,350
                                                   ========

At December 31, 2000, the Company had $0.4 million of outstanding letters of credit which expire during 2001.

5.  INCOME TAXES:

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." As mentioned in Note 2, the Company is an S-Corporation resulting in the taxable income or loss of the Company from that date being reported to the stockholders and included in their respective Federal and state income tax returns. The difference in the taxable income of the stockholders versus the net income of the Company is due primarily to intangible drilling costs which are capitalized for book purposes and accelerated depreciation and depletion methods utilized for tax purposes.

6. STOCKHOLDER'S EQUITY:

     On October 1, 2000, the Company's Board of Directors and shareholders approved an Agreement and Plan of Recapitalization (the "Recapitalization Plan") and the Amended and Restated Certificate of Incorporation to be filed with the Oklahoma Secretary of State. As outlined in the Recapitalization Plan, the authorized number of shares of capital stock were increased from 75,000 shares of common stock to 21 million shares consisting of 20 million shares of common stock and one million shares of $0.01 par value Preferred Stock. In addition, the par value of common stock was adjusted from $1 per share to $0.01 per share and 1.02 million shares of the common stock were reserved for issuance under the 2000 incentive Stock Plan discussed in Note 7.

     Concurrent with the approval of the Recapitalization Plan, the Company effected an approximate 293:1 stock split whereby the Company issued new certificates for 14,368,919 shares of the newly authorized common stock in exchange for the 49,041 previously outstanding shares of common stock. As a result of the stock split, additional paid-in capital was reduced by approximately $95,000, offset by an increase in the common stock at par.

7. STOCK OPTIONS:

     The Company has a stock option plan, the Continental Resources, Inc. 2000 Stock Option Plan (the "Plan"), which became effective October 1, 2000.

     Under the Company's Plan, a committee may, from time to time, grant options to directors and eligible employees. These options may be Incentive Stock Options or Nonqualified Stock Options, or a combination of both. The earliest the granted options may be exercised is over a five year vesting period at the rate of 20% each year for the Incentive Stock Options and over a three year period at the rate of 33 1/3% for the Nonqualified Stock Options, both commencing on the first anniversary of the grant date. The maximum shares covered by options shall consist of 1,020,000 shares of the Company's common stock, par value $.01 per share. The Company granted 144,000 shares at during 2000.

Stock options outstanding under the Plan are presented for the periods indicated.

                             Number of Shares   Option Price Range
-------------------------------------------------------------------------------
Outstanding December 31, 1999        --                     --
         Granted                144,000         $7.00 - $14.00
         Exercised                   --                     --
         Canceled                    --                     --
-------------------------------------------------------------------------------
Outstanding December 31, 2000   144,000         $7.00 - $14.00

The  SFAS  No.  123,  "Accounting  for  Stock-Based  Compensation",   method  of
accounting is based on several assumptions and should not be viewed as indicative of the operations of the Company in future periods. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000.

-------------------------------------------------------------------------------
(Amounts expressed in percentages)           2000
                                            ------
Interest Rate                                5.88%
Dividend Yield                                  0%
Expected Volatility                             0%
Life (years)                                 6.25

     The weighted average fair value of options granted using the Black-Scholes option pricing model for 2000 was $4.90.

     The Company applies APB Option No. 25 in accounting for its fixed price stock options. Accordingly, no current compensation cost for options has been recognized in the financial statements. Under APB Opinion 25, all compensation costs recognized in future years will be treated as a contribution to capital by the principal stockholder with the offset recorded in compensation expense. The chart below sets forth the Company's net income and earnings per share as reported and on a pro forma basis as if the compensation cost of stock options had been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation."

-------------------------------------------------------------------------------
(In thousands except per share amounts)                        2000
                                                               ----
Net Income:
   As Reported                                                $37,780
   Pro Forma                                                  $37,765
Basic Earnings Per Share:
   As Reported                                                $  2.63
   Pro Forma                                                  $  2.63
Diluted Earnings Per Share:
   As Reported                                                $  2.62
   Pro Forma                                                  $  2.62

8. COMMITMENTS AND CONTINGENCIES:

     The Company maintains a defined contribution pension plan for its employees under which it makes discretionary contributions to the plan based on a percentage of eligible employees compensation. During 1998, 1999 and 2000, contributions to the plan were 5% of eligible employees' compensation. However, the Company suspended its 5% contribution from January 1, 1999, to April 1, 1999, due to low commodity prices. Pension expense for the years ended December 31, 1998, 1999 and 2000, was approximately $374,000, $252,000 and $390,000, respectively.

     The Company and other affiliated companies participate jointly in a self-insurance pool (the "Pool") covering health and workers' compensation claims made by employees up to the first $50,000 and $500,000, respectively, per claim. Any amounts paid above these are reinsured through third-party providers. Premiums charged to the Company are based on estimated costs per employee of the Pool. No additional premium assessments are anticipated for periods prior to December 31, 2000. Property and general liability insurance is maintained through third-party providers with a $50,000 deductible on each policy.

     The Company is involved in various legal proceedings in the normal course of business, none of which, in the opinion of management, will have a material adverse effect on the financial position or results of operations of the Company.

     On May 15, 1998, the Company and Burlington Resources Oil & Gas Company, Inc. ("Burlington") entered into an agreement ("Trade Agreement") to exchange undivided interests in approximately 65,000 gross (59,000 net) leasehold acres in the northern half of the Cedar Hills Field in North Dakota. On August 19, 1998, the Company instituted a declaratory judgment action against Burlington in the District Court of Garfield County, Oklahoma. The Company sought a declaratory judgment determining that it was excused from further performance under the Trade Agreement. On December 22, 1999, the Court issued an Order requiring the parties to proceed in accordance with terms of the Trade Agreement and instructing them to use their best efforts to consummate the Trade Agreement. Continental complied with the Order of the Court and attempted to proceed with the terms of the Trade Agreement. However, substantial title defects arose with respect to the interests to be received by Continental from Burlington under the terms of the Trade Agreement. As a result of the title defects which could result in the cancellation of Burlington's leases, Continental filed a Motion to Dismiss seeking a determination by the Court that Continental was excused from performance under the Trade Agreement. A hearing was held the week of June 19, 2000. On October 11, 2000, the Court issued its Findings of Fact, Conclusions of Law and Order holding that the Company was excused from further performance under the Trade Agreement. The Court also dismissed Burlington's claim for damages against the Company. On December 13, 2000, the Court entered a Final Order granting the Company's Motion to Dismiss and denying Burlington's claim for damages. Burlington timely appealed the Final Order entered by the Court. On January 22, 2001, the Company and Burlington entered into a settlement agreement of the litigation involving the Cedar Hills Field. As a result of the settlement, pleadings have been filed with the Court which will result in the dismissal with prejudice of all claims between the Company and Burlington.

     Due to the nature of the oil and gas business, the Company is exposed to possible environmental risks. The Company has implemented various policies and procedures to avoid environmental contamination and risks from environmental contamination. The Company is not aware of any material potential environmental issues or claims.

9. RELATED PARTY TRANSACTIONS:

     In December 1998 the Company borrowed $10,000,000 from their principal stockholder. The note incurred interest at 8.5% and was repaid in January 1999.

     The Company, acting as operator on certain properties, utilizes affiliated companies to provide oilfield services such as drilling and trucking. The total amount paid to these companies, a portion of which is billed to other interest owners, was approximately $12,842,000, $7,418,000 and $8,713,000 during the years ended December 31, 1998, 1999 and 2000, respectively. These services are provided at amounts which management believes approximate the costs which would have been paid to an unrelated party for the same services. At December 31, 1999 and 2000, the Company owed approximately $448,000 and $502,000, respectively, to these companies which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. These companies and other companies owned by the Company's principal stockholder also own interests in wells operated by the Company and provide oilfield related services for the Company. At December 31, 1999 and 2000, approximately $875,000 and $131,000, respectively, from affiliated companies is included in accounts receivable in the accompanying consolidated balance sheets.

     During 1998 approximately $5,692,000 and $1,522,000 of the Company's crude marketing revenues and purchases, respectively, were transacted with Independent Trading and Transportation Company ("ITT") an affiliate of the Company. There were no transactions with ITT in 1999 and 2000.

     The Company leases office space under operating leases directly or indirectly from the principal stockholder. Rents paid associated with these leases totaled approximately $363,000, $369,000 and $313,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

10. IMPAIRMENT OF LONG-LIVED ASSETS:

    The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." During 1998, 1999 and 2000 the Company reviewed its oil and gas properties which are maintained under the successful efforts method of accounting, to identify properties with excess of net book value over projected future net revenue of such properties. Any such excess net book values identified were evaluated further considering such factors as future price escalation, probability of additional oil and gas reserves and a discount to present value. If an impairment was deemed appropriate, an additional charge was added to depreciation, depletion and amortization ("DD&A") expense. The Company recognized additional DD&A impairment in 1998 of approximately $7,900,000, no impairment was required in 1999, and $1,665,000 was recognized additional DD&A impairment in 2000.

11. GUARANTOR SUBSIDIARIES:

    The Company's wholly owned subsidiaries have guaranteed the Notes discussed in Note 4. The following is a summary of the financial information of CGI for 1998, 1999 and 2000 (in thousands):

                                                        1998        1999         2000
                                                     ----------   ---------   ---------
AS OF DECEMBER 31
Current assets                                        $  2,493    $  3,392    $  5,835
Noncurrent assets                                       22,263      21,643      19,467
                                                      --------    --------    --------
      Total assets                                      24,756      25,035      25,302
                                                      ========    ========    ========

Current liabilities                                     13,503      13,188      10,972
Noncurrent liabilities                                     616          --          --
Stockholder's  equity                                   10,637      11,847      14,330
                                                      --------    --------    --------
     Total liabilities and stockholder's equity       $ 24,756    $ 25,035    $ 25,302
                                                      ========    ========    ========

FOR THE YEAR ENDED DECEMBER 31
Total revenues                                        $ 20,859    $ 25,037    $ 36,928
Operating costs and expenses                            21,703      24,185      34,439
                                                      --------    --------    --------
     Operating income (loss)                              (844)        852       2,489
Other expenses                                            (633)       (758)         (6)
Income tax benefit                                          --          --          --
                                                      --------    --------    --------
Net income (loss)                                     $ (1,477)   $     94    $  2,483
                                                      ========    ========    ========

     At December 31, 1999 and 2000, current liabilities payable to CRI totaled approximately $9,500,000 and $5,839,000, respectively. For the years ended December 31, 1998, 1999 and 2000, depreciation, depletion and amortization, included in operating costs, totaled approximately $2,178,000, $2,063,000 and $2,107,000, respectively.

     Since its incorporation, CCC has had no operations, has acquired no assets and has incurred no liabilities.

12. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED):

     Proved Oil and Gas Reserves

     The following reserve information was developed from reserve reports as of December 31, 1997, 1998, 1999 and 2000, prepared by independent reserve engineers and by the Company's internal reserve engineers and set forth the changes in estimated quantities of proved oil and gas reserves of the Company during each of the three years presented.

                                                           Crude Oil and
                                                Natural Gas Condensate
                                                  (MMcf)     (MBbls)
                                                  ------     -------
Proved reserves as of December 31, 1997           49,378     24,719
   Revisions of previous estimates                   262     (8,065)
   Extensions, discoveries and other additions     2,878      1,011
   Production                                     (6,755)    (3,981)
   Sale of minerals in place                        (165)      (177)
   Purchase of minerals in place                   9,621      6,423
                                                 -------    -------

Proved reserves as of December 31, 1998           55,219     19,930
   Revisions of previous estimates                14,602     12,462
   Extensions, discoveries and other additions     2,174        326
   Production                                     (6,640)    (3,221)
   Sale of minerals in place                         (97)        (3)
   Purchase of minerals in place                  10,503      7,130
                                                 -------    -------

Proved reserves as of December 31, 1999           75,761     36,624
   Revisions of previous estimates                (9,547)     1,680
   Extensions, discoveries and other additions     4,054        324
   Production                                     (7,939)    (3,360)
   Sale of minerals in place                      (2,456)        (4)
   Purchase of minerals in place                       0          0
                                                 -------    -------
Proved reserves as of December 31, 2000           59,873     35,264
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

     Gas imbalance receivables and liabilities for each of the three years ended December 31, 1998, 1999 and 2000, were not material and have not been included in the reserve estimates.

     Proved Developed Oil and Gas Reserves

     The following reserve information was developed by the Company and set forth the estimated quantities of proved developed oil and gas reserves of the Company as of the beginning of each year.

                                              Crude Oil and
                               Natural Gas     Condensate
Proved Developed Reserves        (MMcf)          (MBbls)
-------------------------      -----------      ---------

January 1, 1998                 47,676          19,411
January 1, 1999                 54,901          19,095
January 1, 2000                 65,723          34,432
January 1, 2001                 55,338          27,590

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


                                                 1998         1999        2000
                                                 ----         ----        ----
Property acquisition costs:
    Proved Purchased                            $ 85,100   $ 19,745   $     --
   Proved Contributed                                 --     22,461         --
    Unproved                                       3,770      1,274      5,231
                                                --------   --------   --------
         Total property acquisition costs       $ 88,870   $ 43,480   $  5,231

Exploration costs                                  4,801        379      6,152
Development costs                                 34,144     10,945     36,756
                                                --------   --------   --------
         Total                                  $127,815   $ 54,804   $ 48,139
                                                ========   ========   ========

Aggregate Capitalized Costs

     Aggregate capitalized costs relating to the Company's oil and gas producing activities, and related accumulated DD&A, as of December 31 (in thousands of dollars):


                                                         1999             2000
                                                         ----             ----

Proved oil and gas properties                          $322,452         $351,391
Unproved oil and gas properties                          13,733           14,350
                                                       --------         --------

             Total                                      336,185          365,741

Less- Accumulated DD&A                                  126,995          136,115
                                                       --------         --------

Net capitalized costs                                  $209,190         $229,625
                                                       ========         ========

Oil and Gas Operations (Unaudited)

     Aggregate results of operations for each period ended December 31, in connection with the Company's oil and gas producing activities are shown below (in thousands of dollars):


                                                1998        1999       2000
                                                ----        ----       ----
Revenues                                     $ 60,162    $ 65,949   $115,478
Production costs                               22,611      19,368     29,807
Exploration expenses                            7,106       7,750     13,321
DD&A and valuation provision(1)                34,662      16,778     17,454
                                             --------    --------   --------

Income (loss)                                  (4,217)     22,053     54,896

Income tax expense(2)                              --          --         --
                                             --------    --------   --------
Results of operations from producing
  activities (excluding corporate
  overhead and interest costs)               $ (4,217)   $ 22,053   $ 54,896
                                             ========    ========   ========

------------------------

(1) Includes $7.9 million in 1998 and $1.6 million in 2000 of additional DD&A as a result of SFAS No. 121 impairments.

(2) The Company is an S-Corporation, as a result the income or loss of the Company is taxable at the stockholder level.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

     The following information is based on the Company's best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 1998, 1999 and 2000, as required by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 69. The Standard requires the use of a 10% discount rate. This information is not the fair market value nor does it represent the expected present value of future cash flows of the Company's proved oil and gas reserves (in thousands of dollars).


                                                                1998           1999           2000
                                                                ----           ----           ----

Future cash inflows                                        $   328,333    $ 1,069,436    $ 1,403,645
Future production and development costs                       (157,003)      (422,558)      (495,953)
Future income tax expenses                                          --             --             --
                                                           -----------    -----------    -----------

Future net cash flows                                          171,330        646,878        907,692

10% annual discount for estimated timing of cash flows         (63,660)      (312,467)      (415,893)
                                                           -----------    -----------    -----------
Standardized measure of discounted future net cash flows   $   107,670    $   334,411    $   497,799
                                                           ===========    ===========    ===========

     Future cash inflows are computed by applying year-end prices of oil and gas relating to the Company's proved reserves to the year-end quantities of those reserves. The year-end weighted average oil price utilized in the computation of future cash inflows was approximately $10.84, $24.38, and $26.80 per BBL at December 31, 1998, 1999 and 2000, respectively. The year-end weighted average gas price utilized in the computation of future cash inflows was approximately $1.64, $1.76, and $9.78 per MCF at December 31, 1998, 1999 and 2000,
respectively.

     Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company's proved oil and gas reserves at the end of the year, based on year-end costs, and assuming continuation of existing economic conditions.

     Income taxes were not computed at December 31, 1998, 1999 or 2000, as the Company elected S-Corporation status effective June 1, 1997.

     Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company's proved oil and gas reserves at year-end are shown below (in thousands of dollars):

                                                           1998          1999         2000
                                                           ----          ----         ----
Standardized measure of discounted future net cash
  flows at the beginning of the year                     $ 241,625    $ 107,670    $ 334,411
Extensions, discoveries and improved recovery, less
  related costs                                              7,088        5,370       24,923
Revisions of previous quantity estimates                   (34,228)     128,280          910
Changes in estimated future development costs                2,506      (25,914)         853
Purchases(sales) of minerals in place                       11,815       49,984       (1,387)
Net changes in prices and production costs                (116,458)     135,803      149,123
Accretion of discount                                       24,163       10,767       33,441
Sales of oil and gas produced, net of production costs
Development costs incurred during the period                22,960        1,246       19,196
Change in timing of estimated future production, and
  other                                                    (14,250)     (32,214)      16,000
                                                         ---------    ---------    ---------
Standardized measure of discounted future net cash
  flows at the end of the year                           $ 107,670    $ 334,411    $ 491,799
                                                         =========    =========    =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth names, ages and titles of the directors and executive officers of the Company.


              NAME                 AGE                 POSITION
--------------------------------   --- ----------------------------------------

Harold Hamm(1)(2)............      55  Chairman of the Board of Directors,
                                       President, Chief Executive Officer and
                                       Director

Jack Stark(1)(3).............      46  Senior Vice President--Exploration and
                                       Director

Jeff Hume(1)(4)..............      50  Senior Vice President--Drilling
                                       Operations and Director


Randy Moeder(1)(2)...........      40  Secretary; President - Continental Gas,
                                       Inc., and Director

Roger Clement(1)(3)..........      56  Senior Vice President, Chief Financial
                                       Officer, Treasurer and Director

(1) Member of the Executive, Compensation and Audit Committees.
(2) Term expires in 2002.
(3) Term expires in 2001.
(4) Term expires in 2003.

     HAROLD HAMM, LL.M. has been President and Chief Executive Officer and a Director of the Company since its inception in 1967. Mr. Hamm has served as President of the Oklahoma Independent Petroleum Association Wildcatter's Club since 1989 and was the founder and is Chairman of the Oklahoma Natural Gas Industry Task Force. He has served as a member of the Interstate of Oil and Gas Compact Commission and is a founding board member of the Oklahoma Energy Resources Board. Mr. Hamm serves on the Tax Steering Committee of the Independent Petroleum Association of America and is a director of the Rocky Mountain Oil and Gas Association. The Oklahoma Independent Petroleum Association named Mr. Hamm Member of the Year in 1992. He is currently president of the National Stripper Well Association.

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

     JEFF HUME has been Vice President of Drilling Operations and a Director of the Company since September 1996 and was promoted to Senior Vice President in May 1998. From May 1983 to September 1996, Mr. Hume was Vice President of Engineering and Operations. Prior to joining the Company, Mr. Hume held various engineering positions with Sun Oil Company, Monsanto Company and FCD Oil Corporation. Mr. Hume is a Registered Professional Engineer and member of the Society of Petroleum Engineers, Oklahoma Independent Petroleum Association, and the Oklahoma and National Professional Engineering Societies.

     RANDY MOEDER has been President of Continental Gas, Inc. since January 1995 and was Vice President of Continental Gas, Inc. from November 1990 to January 1995. 1995. Mr. Moeder had been a Director of the Company since November 1990 and has served as Secretary of the Company since February 1994. Mr. Moeder was Senior Vice President and General Counsel of the Company from May 1998 to August 2000 and was Vice President and General Council from November 1990 to April 1998. From January 1988 to summer 1990, Mr. Moeder was in private law practice. From 1982 to 1988, Mr. Moeder held various positions with Amoco Corporation. Mr. Moeder is a member of the Oklahoma Independent Petroleum Association and the Oklahoma and American Bar Associations. Mr. Moeder is also a Certified Public Accountant.

     ROGER CLEMENT became Vice President, Chief Financial Officer and Treasurer and a Director of the Company in March 1989 and was promoted to Senior Vice
President in May 1998. Prior to joining the Company, Mr. Clement was a partner in the accounting firm of Hunter and Clement in Oklahoma City, Oklahoma. Mr. Clement is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE
                                                                                    Securities
                                                                                    Underlying
                                                                   Other Annual       Option          All Other
                                     Annual Compensation            Compensation      Awards         Compensation
Name                Year             Salary($)      Bonus($)          ($)<F1>     (# of shares)<F4>    ($)<F2>
------------------------           ------------------------------------------------------------------------------
Harold Hamm        2000............$    500,000     $      --     $           --      #       --     $        --
                   1999<F3>........          --            --                 --              --              --
                   1998............     250,000            --                 --              --             857

Jack Stark         2000                 139,456          16,850               --            32,000        10,648
                   1999............     131,616           5,000               --              --           8,942
                   1998............     139,964             --                --              --          12,831

Jeff Hume          2000                 119,226          15,820               --            32,000        21,711
                   1999............     125,456           5,000               --              --          12,094
                   1998............     123,584             --                --              --          17,226

Roger Clement      2000............     120,376          15,406               --            40,000          ,558
                   1999............     106,008           5,000               --              --           3,756
                   1998............      98,476             --                --              --           4,823

Randy Moeder       2000............     121,335          16,024               --            25,000        11,817
                   1999............     102,313          20,000               --              --           8,200
                   1998............      91,333             --                --              --          19,566

<F1> Represents the value of perquisites  and other personal  benefits in excess of 10% of annual salary and bonus. For the year ended December 31, 2000, the Company paid no other annual compensation to its named Executive Officers.

<F2> Represents  contributions  made by the Company to the accounts of executive officers under the Company's profit sharing plan and under the Company's nonqualified compensation plan.

<F3> Received no compensation during the calendar year 1999.

<F4> The Company  adopted its 2000 Stock Option Plan effective  October 1, 2000, and allocated a maximum of 1,020,000 shares of Common Stock to this plan. Effective October 1, 2000, the Company granted Incentive Stock Options to purchase 90,000 shares and Non-qualified Options to purchase 54,000 shares.

     The following tables list those persons in the previous table who were granted options to purchase shares of the Company's common stock in 2000. The following tables provide information regarding the Company's outstanding options on a converted basis. No stock options were exercised by the persons in the following tables in 2000.

                              Option Grants in 2000

                                      Individual Grants
                      ------------------------------------------------
                            Number of               Percent of Total           Exercise
                       Securities Underlying         Options Granted            Price            Expiration Date     Grant Date
Name                   Options Granted             to Employees in 2000       ($/share)                               Present
                                                                                                                       Value
----------------      ----------------------      --------------------      --------------      -------------------   ------------
 Jack Stark               32,000                           22.22%               $11.375          September 30, 2010     3.38-7.44
 Jeff Hume                32,000                           22.22%                11.375          September 30, 2010     3.38-7.44
 Roger Clement            40,000                           27.78%                10.500          September 30, 2010     3.38-7.44
 Randy Moeder             25,000                           17.36%                12.600          September 30, 2010     3.38-7.44

<F1> Based upon the  estimated  fair market value of the  Company's common stock underlying the options on the date the options were granted.

                           2000 Year-End Option Value
                 Number of Securities Underlying        Value of Unexercised In-the-Money
                Unexercised Options at 12/31/00(#)      Options at 12/31/00($)
     Name           Exercisable/Unexercisable           Exercisable/Unexercisable<F1>
------------   -----------------------------------     -----------------------------------
Jack Stark              0/32,000                                0/$72,000
Jeff Hume               0/32,000                                0/$72,000
Roger Clement           0/40,000                               0/$140,000
Randy Moeder            0/25,000                                0/$35,000

<F1> The value of  unexercised  in-the-money  options at  December  31,  2000 is computed as the product of the stock value at December 31, 2000, assumed to be $14.00 per share, less the stock option exercise price, and the number of underlying securities at December 31, 2000.

Employment Agreements

     The Company does not have formal employment agreements with any of its employees.

Stock Option Plan

     The Company adopted its 2000 stock option plan to encourage its key employees by providing opportunities to participate in its ownership and future growth through the grant of incentive stock options and nonqualified stock options. The plan also permits the grant of options to the Company's directors. The plan is presently administered by the Company's Board of Directors.

2000 Stock Incentive Plan

     The Company adopted the 2000 stock incentive plan effective October 1, 2000. The maximum number of shares for which it may grant options under the plan is 1,020,000 shares of common stock, subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or certain defined change of control events. Shares subject to previously expired, canceled, forfeited or terminated options become available again for grants of options. The shares that the Company will issue under the plan will be newly issued shares.

     The Board of Directors determines the number of shares and other terms of each grant. Under its plan, the Company may grant either incentive stock options or nonqualified stock options. The price payable upon the exercise of an incentive stock option may not be less than 100% of the fair market value of the Company's common stock at the time of grant, or in the case of an incentive stock option granted to an employee owning stock possessing more than 10% of the total combined voting power of all classes of the Company's common stock, 110% of the fair market value on the date of grant. The Company may grant incentive stock options to an employee only to the extent that the aggregate exercise price of all such options under all of its plans becoming exercisable for the first time by the employee during any calendar year does not exceed $100,000. The committee may not grant a nonqualified stock option at an exercise price which is less than 50% of the fair market value of the Company's common stock on the date of grant.

     Each option that the Company has granted or will grant under the plan will expire on the date specified by the committee, but not more than ten years from the date of grant or, in the case of a 10% shareholder, not more than five years from the date of grant. Unless otherwise agreed, an incentive stock option will terminate not more than 90 days, or twelve months in the event of death or disability, after the optionee's termination of employment.

     An optionee may exercise an option by giving writing notice to the Company, accompanied by full payment:

     o    in cash or by check, bank draft or money order payable to us;

     o by delivering shares of the Company's common stock or other equity securities having a fair market value equal to the exercise price; or

     o    a combination of the foregoing.


     Outstanding options become nonforfeitable and exercisable in full immediately prior to certain defined change of control events. Unless otherwise determined by the committee, outstanding options will terminate on the effective date of the Company's dissolution or liquidation.

     The plan may be terminated or amended by the board of directors at any time subject, in the case of certain amendments, to shareholder approval. If not earlier terminated, the plan expires on September 30, 2010.

     With certain exceptions, Section 162(m) of the Internal Revenue Code denies a deduction to publicly-held corporations for compensation paid to certain executive officers in excess of $1.0 million per executive per taxable year (including any deduction with respect to the exercise of an option). An exception exists, however, for amounts received upon exercise of stock options pursuant to certain grand fathered plans. Options granted under the Company's plan are expected to satisfy this exception.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 28, 2001 held by:

     o    each of the Company's directors who owns common stock,

     o    each of the Company's executive officers who owns common stock,

     o each person known or believed by the Company to own beneficially 5% or more of the Company's common stock, and

     o    all of the Company's directors and executive officers as a group

     Unless otherwise indicated, each person has sole voting and dispositive power with respect to such shares. The number of shares of common stock outstanding for each listed person includes any shares the individual has the right to acquire within 60 days of this prospectus.

                                                     Shares of         Ownership
Name of Beneficial Owner                             Common Stock     Percentage
------------------------                             ------------     ----------
Harold Hamm <F1><F2>                                   13,037,328        90.7%
302 North Independence
Enid, Oklahoma     73702

All executive officers and directors as a group        13,037,328        90.7%
(5 persons)

<F1>   Director
<F2>   Executive officer


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Set forth below is a description of transactions entered into between the Company and certain of its officers, directors, employees and stockholders during 2000. Certain of these transactions will continue in the future and may result in conflicts of interest between the Company and such individuals, and there can be no assurance that conflicts of interest will always be resolved in favor of the Company.

     OIL AND GAS OPERATIONS. In its capacity as operator of certain oil and gas properties, the Company obtains oilfield services from related companies. These services include leasehold acquisition, well location, site construction and other well site services, saltwater trucking, use of rigs for completion and workover of oil and gas wells and the rental of oil field tools and equipment. Harold Hamm is the chief executive officer and principal stockholder of each of these related companies. The aggregate amounts paid by Continental to these related companies during 2000 was $8.7 million and at December 31, 2000, the Company owed these companies approximately $0.5 million in current accounts payable. The services discussed above were provided at costs and upon terms that management believes are no less favorable to the Company than could have been obtained from unrelated parties. In addition, Harold Hamm and certain companies controlled by him own interests in wells operated by the Company. At December 31, 2000, the Company owed such persons an aggregate of $0.1 million, representing their shares of oil and gas production sold by the Company.

     OFFICE LEASE. The Company leases office space under operating leases directly or indirectly from the principal stockholder and an affiliate of the principal stockholder. In 2000, the Company paid rents associated with these leases of approximately $313,000. The Company believes that the terms of its lease are no less favorable to the Company than those which would be obtained from unaffiliated parties.

     PARTICIPATION IN WELLS. Certain officers and directors of the Company have participated in, and may participate in the future in, wells drilled by the
Company, or as in the principal stockholder's case the acquisition of properties. At December 31, 2000, the aggregate unpaid balance owed to the Company by such officers and directors was $23,047, none of which was past due.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.  FINANCIAL STATEMENTS:

     The following financial statements of the Company and the Report of the Company's Independent Public Accountants thereon are included under ITEM 8 above.

      Report of Independent Public Accountants

      Consolidated Balance Sheets as of December 31, 1999 and 2000

      Consolidated Statement of Operations for the three years in the period ended December 31, 2000

      Consolidated Statement of Cash Flows for the three years in the period ended December 31, 2000

      Consolidated Statement of Stockholder's Equity for the three years in the period ended December 31, 2000

      Notes to the Consolidated Financial Statements

      2.  FINANCIAL STATEMENT SCHEDULES:

      None.

(a)   REPORTS ON FORM 8-K

      None

(b)   EXHIBITS:

2.1 Agreement and Plan of Recapitalization of Continental Resources, Inc. dated October 1, 2000. *

3.1 Amended and Restated Certificate of Incorporation of Continental Resources, Inc.

3.2  Amended and Restate Bylaws of Continental Resources, Inc. [3.2] (1)

3.3  Certificate of Incorporation of Continental Gas, Inc. [3.3] (1)

3.4  Bylaws of Continental Gas, Inc., as amended and restated.  [3.4] (1)

3.5 Certificate of Incorporation of Continental  Crude Co.  [3.5] (1)

3.6 Bylaws of  Continental  Crude Co. [3.6] (1)

4.1 Restated Credit Agreement dated April 21, 2000 among Continental Resources, Inc. and Continental Gas, Inc., as Borrowers and MidFirst Bank as Agent (the "Credit Agreement") [4.4] (3)

4.1.1 Form of Consolidated Revolving Note under the Credit Agreement [4.4] (3)

4.3 Indenture dated as of July 24, 1998 between Continental Resources, Inc., as Issuer, the Subsidiary Guarantors named therein and the United States Trust Company of New York, as Trustee [4.3] (1)

10.4 Conveyance  Agreement  of  Worland  Area  Properties  from  Harold G. Hamm,
     Trustee of the Harold G. Hamm Revocable Intervivos Trust dated April 23, 1984 to Continental Resources, Inc. (2)

10.5 Purchase Agreement signed January 2000, effective October 1, 1999, by and between Patrick Energy Corporation as Buyer and Continental Resources, Inc. as Seller (2)

10.6 Continental Resources, Inc. 2000 Stock Option Plan. *

10.7 Form of Incentive Stock Option Agreement. *

10.8 Form of Non-Qualified Stock Option Agreement. *

12.1* Statement  re computation  of  ratio  of debt  to  Adjusted  EBITDA  12.2*
      Statement re computation of ratio of earning to fixed charges

12.3* Statement re computation of ratio of Adjusted EBITDA to interest expense

21.0 Subsidiaries of Registrant incorporated by reference to page 1 of 1999 Annual Report

-------------------------

*    Filed  herewith

(1) Filed as an exhibit to the Company's Registration Statement on Form S-4, as amended (No. 333-61547) which was filed with the Securities and Exchange Commission. The exhibit number is indicated in brackets and is incorporated by reference herein.

(2) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000. The exhibit number is indicated in brackets and is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 28, 2001                    Continental Resources, Inc.

                                  By  HAROLD HAMM
                                      Harold Hamm
                                      Chairman of the Board, President
                                      And Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signatures                          Title                            Date
----------                          -----                            ----


HAROLD HAMM
Harold Hamm                 Chairman of the Board,              March 28, 2001
                            President, Chief Executive
                            Officer (principal executive
                            officer) and Director

ROGER V. CLEMENT
Roger V. Clement            Senior Vice President and           March 28, 2001
                            Chief Financial Officer
                            (Principal financial officer
                            and principal accounting
                            officer), Treasurer,
                            and Director

JACK STARTK
Jack Stark                  Senior Vice President and           March 28, 2001
                            Director

RANDY MOEDER
Randy Moeder                Secretary; President of             March 28, 2001
                            Continental Gas, Inc.
                             and Director

JEFF HUME
Jeff Hume                   Senior Vice President and           March 28, 2001
                            Director

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

                                 EXHIBIT INDEX
Exhibit
  No.       Description                             Method of Filing
  ---       -----------                             ----------------

2.1      Agreement and Plan of Recapitalization Filed herewith electronically of Continental Resources, Inc. dated
         October 1, 2000.
3.1      Amended and Restated Certificate of    Incorporated herein by reference
         Incorporation of Continental Resources,
         Inc.
3.2      Amended and Restate Bylaws of          Incorporated herein by reference
         Continental Resources, Inc.
3.3      Certificate of Incorporation of        Incorporated herein by reference
         Continental Gas, Inc.
3.4      Bylaws of Continental Gas, Inc.,       Incorporated herein by reference
         as amended and restated.
3.5      Certificate of Incorporation of        Incorporated herein by reference
         Continental Crude Co.
3.6      Bylaws of Continental Crude Co.        Incorporated herein by reference
4.1      Restated Credit Agreement dated        Incorporated herein by reference
         April 21, 2000 among Continental
         Resources, Inc. and  Continental
         Gas, Inc., as Borrowers and MidFirst
         Bank as Agent
4.1.1    Form of Consolidated Revolving         Incorporated herein by reference
         Note under the Credit Agreement
4.3      Indenture dated as of July 24,         Incorporated herein by reference
         1998 between Continental Resources,
         Inc., as Issuer, the  Subsidiary
         Guarantors named therein and the
         United States Trust Company of New
         York, as  Trustee
10.4     Conveyance Agreement of Worland        Incorporated herein by reference
         Area Properties from Harold G. Hamm,
         Trustee of the Harold G. Hamm
         Revocable Intervivos Trust dated
         April 23, 1984 to Continental
         Resources, Inc.
10.5     Purchase Agreement signed January     Incorporated herein by reference
         2000, effective October 1, 1999,
         by and between Patrick Energy
         Corporation as Buyer and
         Continental Resources, Inc. as Seller
10.6     Continental Resources, Inc. 2000       Filed herewith electronically
         Stock Option Plan.
10.7     Form of Incentive Stock Option         Filed herewith electronically
         Agreement.
10.8     Form of Non-Qualified Stock Option     Filed herewith electronically
         Agreement.
12.1     Statement  re  computation  of ratio   Filed herewith electronically
         of debt to Adjusted  EBITDA
12.2     Statement  re  computation  of ratio   Filed herewith electronically
         of  earning to fixed  charges
12.3     Statement re  computation of ratio     Filed herewith electronically
         of Adjusted  EBITDA to interest
         expense
21.0     Subsidiaries  of Registrant            Incorporated herein by reference