Form 10-Q
period 2001-03-31
CONTINENTAL RESOURCES INC
filed 2001-05-10
CIK 732834

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-61547

                           CONTINENTAL RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


         Oklahoma                                   73-0767549
         --------                                   ----------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)


302 N. Independence, Suite 300, Enid, Oklahoma                  73701
----------------------------------------------                 ------
  (Address of principal executive offices)                    (Zip Code)


                                 (580) 233-8955
                                ----------------
              (Registrant's telephone number, including area code)

                                      NONE
                                     ------
             (Former name, former address and former fiscal year, if
                            change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X          No
     ------          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


         Class                                Outstanding as of May 10, 2001
         -----                                ------------------------------
Common Stock, $.01 par value                          14,368,919

                                TABLE OF CONTENTS


PART I.    Financial Information

ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II.   Other Information

ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                          PART I.  Financial Information

ITEM 1. FINANCIAL STATEMENTS

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)
                                     ASSETS
                                                             (Unaudited)
                                               December 31,   March 31,
                                                  2000           2001
                                                  ----           ----
CURRENT ASSETS:
Cash ........................................   $   7,151    $   6,865
Accounts receivable-
Oil and gas sales ...........................      15,778       14,527
Joint interest and other, net ...............       9,839       10,260
Inventories .................................       4,988        5,526
Prepaid expenses ............................         209          259
                                                ---------    ---------
Total current assets ........................      37,965       37,437
                                                ---------    ---------

PROPERTY AND EQUIPMENT:
Oil and gas properties
Producing properties ........................     321,197      335,394
Nonproducing leaseholds .....................      44,544       45,959
Gas gathering and processing facilities .....      25,051       25,525
Service properties, equipment and other .....      15,917       16,072
                                                ---------    ---------
Total property and equipment ................     406,709      422,950
Less--Accumulated depreciation, depletion and
amortization ................................    (151,899)    (154,730)
                                                ---------    ---------
Net property and equipment ..................     254,810      268,220
                                                ---------    ---------

OTHER ASSETS:
Debt issuance costs, net ....................       5,842        5,591
Other assets ................................           6            6
                                                ---------    ---------
Total other assets ..........................       5,484        5,597
                                                ---------    ---------
Total assets ................................   $ 298,623    $ 311,254
                                                =========    =========

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (in thousands, except share and per share information)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                      (Unaudited)
                                                          December 31, March 31,
                                                               2001      2000
                                                               ----      ----
CURRENT LIABILITIES:
  Accounts payable .........................................   $ 17,164   $ 16,162
  Current debt .............................................     10,200     12,700
  Revenues and royalties payable ...........................      7,181      6,651
  Accrued liabilities and other ............................     10,375      7,367
                                                               --------   --------
Total current liabilities ................................       44,920     42,880
                                                               --------   --------

LONG-TERM DEBT, net of current portion ...................      130,150    130,150

OTHER NONCURRENT LIABILITIES .............................          107         92

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 1,000,000 shares
    authorized, 0 shares issued and outstanding...........
  Common stock, $0.01 par value, 20,000,000 shares
    authorized, 14,368,919 shares issued and outstanding .          144        144
  Additional paid-in-capital .............................       25,087     25,087
  Retained earnings ......................................       98,215    112,901
                                                               --------   --------
     Total stockholders' equity ..........................      123,446    138,132
                                                               --------   --------
     Total liabilities and stockholders' equity ..........     $298,623   $311,254
                                                               ========   ========

     The accompanying notes are an integral part of these consolidated balance sheets.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)
                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2000           2001
                                                   ----           ----
REVENUES:
     Oil and gas sales .......................   $  27,828    $  34,221
     Crude oil marketing .....................      61,805       60,099
     Gathering, marketing and processing .....       6,904       12,990
     Oil and gas service operations ..........       2,063        2,011
                                                 ---------    ---------

          Total revenues .....................      98,600      109,321
                                                 ---------    ---------

OPERATING COSTS AND EXPENSES:
    Production expenses ......................       4,779        6,476
    Production taxes .........................       2,144        2,628
    Exploration expenses .....................         993        2,572
    Crude oil marketing purchases and expenses      60,748       59,637
    Gathering, marketing and processing ......       5,304       10,562
    Oil and gas service operations ...........       1,183        1,428
    Depreciation, depletion and amortization .       5,551        5,242
    General and administrative ...............       2,132        2,504
                                                 ---------    ---------

         Total operating costs and expenses ..      82,834       91,049
                                                 ---------    ---------

OPERATING INCOME .............................      15,766       18,272
                                                 ---------    ---------

OTHER INCOME AND EXPENSES
    Interest income ..........................         159          235
    Interest expense .........................      (4,083)      (3,637)
    Other income (expense), net ..............       3,474         (184)
                                                 ---------    ---------

         Total other income and (expenses) ...        (450)      (3,586)
                                                 ---------    ---------

NET INCOME ...................................   $  15,316    $  14,686
                                                 =========    =========

EARNINGS PER COMMON SHARE:
     Basic ...................................   $    1.07    $    1.02
                                                 =========    =========
     Diluted .................................   $    1.07    $    1.02
                                                 =========    =========

     The accompanying notes are an integral part of these consolidated financial statements.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)
                                                                  Three Months Ended March 31,
                                                                  -----------------------------
                                                                         2000       2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ........................................................   $ 15,316    $ 14,686
Adjustments to reconcile to net income to
    cash provided by operating activities--
    Depreciation, depletion and amortization ......................      5,551       5,242
    (Gain)/Loss on sale of assets .................................     (3,298)        107
    Dry hole cost and impairment of undeveloped leases ............        377         634
    Other noncurrent assets .......................................        183          84
       Other noncurrent liabilities ...............................         --         (15)
Changes in current assets and liabilities--
    (Increase)/Decrease in accounts receivable ....................       (888)        830
    Increase in inventories .......................................       (854)       (537)
    Decrease/(Increase) in prepaid  expenses ......................        260         (49)
    Increase/(Decrease) in accounts payable .......................        754      (1,002)
    Decrease in revenues and royalties payable ....................       (479)       (529)
    Decrease in accrued liabilities and other .....................     (3,530)     (3,009)
                                                                      --------    --------

                Net cash provided by operating activities .........     13,392      16,442
                                                                      --------    --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Exploration and development ...................................     (7,532)    (18,630)
    Gas gathering and processing facilities and
         service properties, equipment and other ..................       (230)       (856)
    Proceeds from sale of assets ..................................      6,793         258
                                                                      --------    --------

                Net cash used in investing activities .............       (969)    (19,228)
                                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit ..................................     12,600       2,500
    Repayment of line of credit ...................................    (25,223)          0
                                                                      --------    --------

                Net cash provided by (used in) financing activities    (12,623)      2,500
                                                                      --------    --------

NET DECREASE IN CASH ..............................................       (200)       (286)

CASH AND CASH EQUIVALENTS, beginning of period ....................     10,421       7,151
                                                                      --------    --------

CASH AND CASH EQUIVALENTS, end of period ..........................   $ 10,221    $  6,865
                                                                      ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid .................................................   $  8,022    $  7,084

     The accompanying notes are an integral part of these consolidated financial statements.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  CONTINENTAL RESOURCES, INC.'S FINANCIAL STATEMENTS

     In the opinion of Continental Resources, Inc. ("CRI" or the "Company") the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2001, the results of operations and cash flows for the three months ended March 31, 2000 and 2001. The unaudited consolidated financial statements for the interim periods presented do not contain all information required by accounting principles generally accepted in the United States. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2000.

     On October 1, 2000, the Company's Board of Directors and shareholders approved an Agreement and Plan of Recapitalization (the "Recapitalization Plan") and the Amended and Restated Certificate of Incorporation to be filed with the Oklahoma Secretary of State. As outlined in the Recapitalization Plan, the authorized number of shares of capital stock were increased from 75,000 shares of common stock to 21 million shares consisting of 20 million shares of common stock and one million shares of $0.01 par value Preferred Stock. In addition, the par value of common stock was adjusted from $1 per share to $0.01 per share and 1.02 million shares of the common stock were reserved for issuance under the 2000 incentive Stock Plan.

     Concurrent with the approval of the Recapitalization Plan, the Company effected an approximate 293:1 stock split whereby the Company issued new certificates for 14,368,919 shares of the newly authorized common stock in exchange for the 49,041 previously outstanding shares of common stock. As a result of the stock split, additional paid-in capital was reduced by approximately $95,000, offset by an increase in the common stock at par. Per share amounts for the three months ended March 31, 2000, have been restated to give retroactive effect to the stock split.

2.  LONG-TERM DEBT

    Long-term debt as of December 31, 2000 and March 31, 2001 consists of the following:

                                       December 31, 2000          March 31, 2001
                                       -----------------         ---------------
                                                  (dollars in thousands)
Senior Subordinated Notes.............    $  130,150               $  130,150
Credit facility.......................        10,200                   12,700
                                          ----------               ----------
     Outstanding debt.................       140,350                  142,850
Less current portion..................        10,200                   12,700
                                          ----------               ----------
     Total long-term debt.............    $  130,150               $  130,150
                                          ==========               ==========

     Subsequent to March 31, 2001 the Company made payments of $3.5 million to reduce the outstanding debt against its credit facility to $9.2 million. The current borrowing base of the credit facility is $25.0 million until May 31, 2001 when the credit agreement matures. The credit agreement is currently being renegotiated and is expected to be extended for two years and the borrowing base is expected to increase to $35 million.

3.  CRUDE OIL MARKETING

     The Company enters into third party contracts to purchase and resell crude oil at prices based on current month NYMEX prices, current posting prices or at a stated contract price. Purchases and sales are recorded at the stated contract price. During the quarter ended March 31, 2001, the Company had revenues from the resales of crude oil and expenses for the purchase of crude oil of $60.1 million and $59.6 million, respectively, resulting in a margin from crude oil marketing activities during the quarter of $0.5 million.

     The Company accounts for its crude oil marketing activities in accordance with EITF 98-10 "Accounting for Energy Trading and Risk Management Activities." This statement requires that contracts for the purchase and sale of energy commodities which are entered into for the purpose of speculating on market movements or otherwise generating gains from market price differences to be recorded at their market value, as of the balance sheet date, with any corresponding gains or losses recorded as income from operations. At March 31, 2001, the market value of the Company's open energy trading contracts resulted in an unrealized gain of $0.04 million which is recorded in crude oil marketing revenues in the accompanying consolidated statement of operations and accrued liabilities in the accompanying consolidated balance sheet.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". As a result of SFAS No. 137, adoption of SFAS No.133 is now required for financial statements for periods beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133, every derivative instrument is recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. During 2000, management reviewed all contracts throughout the Company to identify both freestanding and embedded derivatives which meet the criteria set forth in SFAS No. 133 and SFAS No. 138. The Company adopted the new standards effective January 1, 2001. On January 1, 2001, the Company had no outstanding hedges or derivatives which had not been previously marked to market through its accounting for trading activity. As a result, the adoption of SFAS No. 133 and SFAS No. 138 had no significant impact on the Company's financial position or results of operations.

4.  EARNINGS PER SHARE

     Earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted-average number of shares used to compute earnings per common share was 14,368,919 in 2000 and 2001. The weighted-average number of shares used to compute diluted EPS was 14,393,132 and 14,368,919 for 2001 and 2000, respectively. There were no common stock equivalents outstanding during the three months ended March 31, 2001.

5.  GUARANTOR SUBSIDIARIES

     The Company's wholly owned subsidiaries, Continental Gas, Inc. (CGI) and Continental Crude Co. (CCC), have guaranteed the Senior Subordinated Notes and the Credit Facility. The following is a summary of the financial information of Continental Gas, Inc. as of December 31, 2000 and March 31, 2001 and for the three month periods ended March 31, 2000 and 2001.

                                                      AS OF:
                                                      ------
                                              (dollars in thousands)
                                        December 31, 2000  March 31, 2000
                                        -----------------  --------------
Current assets ...........................   $ 5,835           $ 6,004
Noncurrent assets ........................    19,467            19,516
                                             -------           -------
Total assets .............................   $25,302           $25,520
                                             =======           =======

Current liabilities ......................   $10,972           $ 9,526
Noncurrent liabilities ...................        --                --
Stockholder's equity .....................    14,330            15,994
                                             -------           -------
Total liabilities and stockholder's equity   $25,302           $25,520
                                             =======           =======

                                                FOR THE THREE MONTH
                                               PERIODS ENDED MARCH 31,
                                               (dollars in thousands)
                                                  2000       2001
                                                  ----       ----
Total revenues ..............................   $  7,783   $ 14,494
Operating costs and expenses ................      6,836     12,728
                                                --------   --------
Operating income (loss) .....................        947      1,766
Other income (expenses) .....................        697       (102)
                                                --------   --------
Net income (loss) ...........................   $  1,644   $  1,664
                                                ========   ========

At March 31, 2001, current liabilities payable to the Company by CGI totaled approximately $5.5 million. For the three months ended March 31, 2000 and 2001, depreciation, depletion and amortization included in CGI's operating costs totaled approximately $0.5 million for each period. Other income for the three months ended March 31, 2000 includes a gain from the sale of two gas systems of $0.9 million offset by interest expense.

     Since its incorporation, CCC has had no operations, has acquired no assets and has incurred no liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

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

                              RESULTS OF OPERATIONS

REVENUES

GENERAL

     Revenues, excluding crude oil marketing, increased $12.4 million, or 34%, to $49.2 million during the three months ended March 31, 2001 from $36.8 million during the comparable period in 2000. The increase is mainly attributable to higher gas prices which averaged $1.97 Mcf in the first quarter of 2000 and $6.42 Mcf in the first quarter of 2001, or a 226% increase. Crude oil marketing generated $60.1 million in revenue to the Company for the three month period ending March 31, 2001 compared to $61.8 million for the three month period ending March 31, 2000.

OIL AND GAS SALES

     Oil and gas sales revenue for the three months ended March 31, 2001 increased $6.4 million, or 23%, to $34.2 million from $27.8 million during the comparable period in 2000. Oil sales decreased $1.7 million, or 7%, to $22.6 million for the three months of 2001 from $24.3 million in 2000. Oil sales in the three months ended March 31, 2000 includes a price adjustment, paid by a non-affiliated third party oil purchaser, for $1.1 million. Oil production decreased by 31 MBbls to 823 MBbls, or 4%, for the three months ended March 31, 2001 from 854 MBbls for the comparable period in 2000. Oil prices, exclusive of hedging and adjustments, decreased $0.98/Bbl to an average of $27.46/Bbl, or 3%, during the three months ended March 31, 2001, from $28.44/Bbl, for the comparable 2000 period. Gas sales increased $7.5 million, or 183%, to $11.6 million for the three month period in 2001 compared to $4.1 million in 2000. Gas production for the period decreased 303 Mmcf, or 14%, to 1,804 Mmcf from 2,107 Mmcf in 2000. The increase is mainly attributable to higher gas prices which averaged $1.97 Mcf in the first quarter of 2000 and $6.42 Mcf in the first quarter of 2001, or a 226% increase.

CRUDE OIL MARKETING

     During the three month period ended March 31, 2001, the Company recognized revenues on crude oil purchased for resale of $60.1 million compared to $61.8 million for the three month period ended March 31, 2000. A decrease in volume and a decrease in prices made up the difference between 2000 and 2001.

GATHERING, MARKETING AND PROCESSING

     Gathering, marketing and processing revenue in the first quarter of 2001 was $13.0 million, an increase of $6.1 million, or 88%, from $6.9 million in the same period in 2000. This increase in revenue during the first quarter was attributable to higher natural gas and liquids prices in the 2001 period compared to the 2000 period.

OIL AND GAS SERVICE OPERATIONS

     Oil and gas service operations for the three months ended March 31, 2001 and March 31, 2000 remained constant at $2.0 million.

COSTS AND EXPENSES

PRODUCTION EXPENSES

     Production expenses increased by $1.7 million, or 35%, to $6.5 million during the three months ended March 31, 2001 from $4.8 million during the comparable period in 2000. This increase is mainly due to increased energy costs.

PRODUCTION TAXES

     Production taxes increased by $0.5 million, or 24%, to $2.6 million during the three months ended March 31, 2001 from $2.1 million during the comparable period in 2000. The increase is due to higher tax rates on wells in North Dakota that have reached the expiration date of tax relief given on newly drilled wells and due to higher natural gas prices.

EXPLORATION EXPENSES

     For the three months ended March 31, 2001 exploration expenses increased $1.6 million, or 160%, to $2.6 million from $1.0 million during the comparable period of 2000. The increase was mainly due to a $1.5 million increase in dry hole expenses.

CRUDE OIL MARKETING

     For the three months ended March 31, 2001, the Company recognized expense for the purchases of crude oil for resale of $59.6 million compared to purchases of crude oil for resale of $60.7 million for the three months ended March 31, 2000. A decrease in volume and a decrease in prices made up the difference between 2000 and 2001.

GATHERING, MARKETING, AND PROCESSING

     During the three months ended March 31, 2001, the Company incurred gathering, marketing and processing expenses of $10.6 million, representing a $5.3 million, or 100%, increase from the $5.3 million incurred in the first quarter of 2000 due to higher natural gas and liquids prices.

OIL AND GAS SERVICE OPERATIONS

     During the three months ended March 31, 2001, the Company incurred oil and gas service operations expense of $1.4 million, a $0.2 million, or 17%, increase over the $1.2 million for the comparable period in 2000. This increase was due to increased maintenance, work over expense on salt water disposal wells and increased costs of oil for reclaimed at the central treating unit.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

     For the three months ended March 31, 2001, DD&A expense decreased $0.3 million, or 5%, to $5.2 million in 2001 from $5.5 million for the comparable period in 2000. In the first quarter of 2000, DD&A expense amounted to $3.67 per BOE and remained at $3.67 per BOE for the first quarter of 2001.

GENERAL AND ADMINISTRATIVE ("G&A")

     For the three months ended March 31, 2001, G&A expense was $2.5 million, net of overhead reimbursement of $0.5 million, for a period total of $2.0 million or an increase of $0.4 million or 25%, from G&A expense of $2.1 million net of overhead reimbursement of $0.5 million for a net of $1.6 million during the comparable period in 2000. This increase was primarily due to increased employment expense of $0.3 million and a variety of smaller increases in other expenses offset by a decrease in legal expense. G&A expenses per BOE for the first quarter of 2001 was $1.79 compared to $1.32 for the first quarter of 2000.

INTEREST EXPENSE

     For the three months ended March 31, 2001 interest expense was $3.6 million, a decrease of $0.5 million, or 12% from $4.1 million for the three months ended March 31, 2000. This decrease was due to lower average debt balances due primarily to the repurchase by the Company of $19.85 million of the Senior Subordinated Notes in 2000.

OTHER INCOME

     Other income for the three months ended March 31, 2001 was an expense of $0.2 million compared to $3.5 million for the same period in 2000. This difference reflects the gain on the sale of the Arkoma Basin properties which was approximately $3.3 million and a gain on the repurchase of bonds of $170,000 during 2000.

NET INCOME

     For the three months ended March 31, 2001 net income was $14.7 million, a decrease of $0.6 million from $15.3 million for the comparable period in 2000. Net income in 2000 includes a price adjustment, paid by a non-affiliated third party oil purchaser, for $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS

     Net cash provided by operating activities for the three months ended March 31, 2001 was $16.4 million, an increase of $3.0 million from $13.4 million provided by operating activities during the comparable 2000 period. Cash as of March 31, 2001 was $6.9 million, a decrease of $0.3 million or 4%, from the balance of $7.2 million held at December 31, 2000. Of the $6.9 million balance at March 31, 2001, $2.2 million will be used by the Company to make its August 1, 2001 interest payment on its 10.25% Senior Subordinated Notes.

DEBT

     Long-term debt at December 31, 2000 and March 31, 2001 remained the same at $130.1 million. Subsequent to March 31, 2001, the Company made payments of $3.5 million to reduce its outstanding borrowings under its Credit Facility to $9.2 million.

CREDIT FACILITY

     Long-term debt outstanding under the line of credit at March 31, 2001 included $12.7 million of revolving credit debt under the Credit Facility. The effective rate of interest under the Credit Facility is 8.62% at March 31, 2001. The Credit Facility, which matures May 31, 2001, charges interest based on the lead bank's prime rate or the London Interbank Offered Rate for 1, 2, 3 or 6-month offshore deposits as offered by the lead bank to major banks in the London Interbank Market, rounded upwards, if necessary, to the nearest 1/16%, and adjusted for maximum cost of reserves, if any. The borrowing base of the credit facility is $25 million until May 31, 2001 when the agreement matures. Currently, negotiations are under way to extend the credit agreement for two more years and raise the borrowing base to $35 million.

CAPITAL EXPENDITURES

     The Company's 2001 capital expenditures budget is $70.7 million, exclusive of acquisitions. During the three months ended March 31, 2001, the Company incurred $19.5 million of capital expenditures, exclusive of acquisitions, compared to $7.8 million, exclusive of acquisitions, in the three month period of 2000. The $11.7 million, or 150%, increase was the result of increased drilling activity in the Rocky Mountain and Gulf Coast. The Company expects to fund the remainder of its 2001 capital budget through cash flow from operations and its credit facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk in the normal course of its business operations. Management believes that the Company is well positioned with its mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. Most of the Company's purchases are made at either a NYMEX based price or a fixed price. As of March 31, 2001, the Company had entered into no fixed sales contracts in order to hedge its price risk exposure on its production.

RISK MANAGEMENT

     The risk management process established by the Company is designed to measure both quantitative and qualitative risks in its businesses. The Company is exposed to market risk, including changes in interest rates and certain commodity prices.

     To manage the volatility relating to these exposures, periodically the Company enters into various derivative transactions pursuant to the Company's policies on hedging practices. Derivative positions are monitored using techniques such as mark-to-market valuation and value-at-risk and sensitivity analysis.

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

     A sensitivity analysis has been prepared to estimate the price exposure to the market risk of the Company's crude oil, natural gas and natural gas liquids commodity positions. The Company's daily net commodity position consists of crude inventories, commodity purchase and sales contracts and derivative commodity instruments. The fair value of such position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices over the next 12 months. Based on this analysis, the Company has no significant market risk related to its crude trading or hedging portfolios. The Company has no oil or gas hedging transactions for its production or net long or short fixed price positions in respect to its crude oil marketing activities as of March 31, 2001.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July 1999 the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". As a result of SFAS No. 137, adoption of SFAS No. 133 is now required for financial statements for periods beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133 every derivative instrument is recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. During 2000, management reviewed all contracts throughout the Company to identify both freestanding and embedded derivatives which meet the criteria set forth in SFAS No. 133 and SFAS No. 138. The Company adopted the new standards effective January 1, 2001. The Company had no outstanding hedges or derivatives which had not been previously marked to market through its accounting for trading activity. As a result, the adoption of SFAS No. 133 and SFAS No. 138 had no significant impact.

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

------------------------------------------------------------------------------------------

                                                                                 2001
(dollars in millions)     2001    2002    2003    2004   Thereafter    Total   Fair Value
------------------------------------------------------------------------------------------
Fixed rate debt:
    Principal amount                                      $ 130,150  $ 130,150   $ 130,150
    Weighted-average
        interest rate                                         10.25%     10.25%         --
Variable-rate debt:
    Principal amount    $ 12,700   --       --     --            --  $  12,700   $  12,700
    Weighted-average
         interest rate      8.62%  --       --     --          8.62%      8.62%         --
------------------------------------------------------------------------------------------

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits:
                                   DESCRIPTION

2.1 Agreement and Plan of Recapitalization of Continental Resources, Inc. dated October 1, 2000. [2.1](4)

3.1 Amended and Restated Certificate of Incorporation of Continental Resources, Inc. [3.1](1)

3.2       Amended and Restated Bylaws of Continental Resources, Inc. [3.2](1)

3.3       Certificate of Incorporation of Continental Gas, Inc. [3.3](1)

3.4       Bylaws of Continental Gas, Inc., as amended and restated. [3.4](1)

3.5       Certificate of Incorporation of Continental Crude Co. [3.5](1)

3.6       Bylaws of Continental Crude Co. [3.6](1)

4.1 Restated Credit Agreement dated April 21, 2000 among Continental Resources, Inc. and Continental Gas, Inc., as Borrowers and MidFirst Bank as Agent (the "Credit Agreement") [4.4](3)

4.1.1     Form of Consolidated Revolving Note under the Credit Agreement [4.4]
          (3)

4.3 Indenture dated as of July 24, 1998 between Continental Resources, Inc., as Issuer, the Subsidiary Guarantors named therein and the United States Trust Company of New York, as Trustee [4.3](1)

10.4 Conveyance Agreement of Worland Area Properties from Harold G. Hamm, Trustee of the Harold G. Hamm Revocable Intervivos Trust dated April 23, 1984 to Continental Resources, Inc. [10.4](2)

10.5 Purchase Agreement signed January 2000, effective October 1, 1999, by and between Patrick Energy Corporation as Buyer and Continental Resources, Inc. as Seller [10.5](2)

10.6      Continental Resources, Inc. 2000 Stock Option Plan.[10.6](4)

10.7      Form of Incentive Stock Option Agreement.[10.7](4)

10.8      Form of Non-Qualified Stock Option Agreement.[10.8](4)

12.1      Statement re computation of ratio of debt to Adjusted EBITDA [12.1](4)

12.2      Statement re computation of ratio of earning to fixed charges
          [12.2](4)

12.3 Statement re computation of ratio of Adjusted EBITDA to interest expense [12.3](4)

21.0      Subsidiaries of Registrant [21.0](2)

-------------------

(1) Filed as an exhibit to the Company's Registration Statement on Form S-4, as amended (No. 333-61547) which was filed with the Securities and Exchange Commission. The exhibit number is indicated in brackets and is incorporated by reference herein.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The exhibit number is indicated in brackets and is incorporated herein by reference.

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000. The exhibit number is indicated in brackets and is incorporated herein by reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The exhibit number is indicated in brackets and is incorporated herein by reference.


(b.) Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the three months ended March 31, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CONTINENTAL  RESOURCES, INC.

                                     /s/ Roger V. Clement
                                --------------------------------
                                         Roger V. Clement
                                         Senior Vice President
                                         (Chief Financial Officer)

Date: May 10, 2001

                          INDEX TO EXHIBITS
Exhibit
  No.     Description                           Method of Filing
  ---     -----------                           ----------------

2.1       Agreement and Plan of                 Incorporated herein by reference
          Recapitalization of Continental
          Resources, Inc. dated October 1,
          2000

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

4.1.1     Form of Consolidated Revolving Note   Incorporated herein by reference
          under the Credit Agreement

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

10.6      Continental Resources, Inc. 2000      Incorporated herein by reference
          Stock Option Plan

10.7      Form of Incentive Stock Option        Incorporated herein by reference
          Agreement

10.8      Form of Non-Qualified Stock Option    Incorporated herein by reference
          Agreement

12.1      Statement re computation of ratio     Incorporated herein by reference
          of debt to Adjusted EBITDA

12.2      Statement re computation of ratio     Incorporated herein by reference
          of earning to fixed charges

12.3      Statement re computation of ratio     Incorporated herein by reference
          of Adjusted EBITDA to interest
          expense

21.0      Subsidiaries of Registrant            Incorporated herein by reference