Form 10-Q
period 2001-06-30
CONTINENTAL RESOURCES INC
filed 2001-08-13
CIK 732834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-61547

                           CONTINENTAL RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                   Oklahoma                               73-0767549
                  ----------                             -----------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)               Identification No.)


302 N. Independence, Suite 300, Enid, Oklahoma              73701
----------------------------------------------             ------
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

 Yes   X          No
     --------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                        Outstanding as of August 13, 2001
          -------                       ---------------------------------
Common Stock, $.01 par value                       14,368,919

                                TABLE OF CONTENTS


PART I.    Financial Information

ITEM 1. FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . .  3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . .10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . .15

PART II     Other Information

ITEM 1. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . 17

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS


                               CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                              (dollars in thousands, except per share data)

                                                  ASSETS
                                                                                            (Unaudited)
                                                                   December 31,               June 30,
                                                                       2000                      2001
                                                                  -------------            -------------
CURRENT  ASSETS:
    Cash .....................................................    $       7,151            $       7,456
    Accounts receivable-
         Oil and gas sales....................................           15,778                   12,144
         Joint interest and other, net........................            9,839                    7,343
    Inventories...............................................            4,988                    5,675
    Prepaid expenses..........................................              209                      326
      Advances to affiliates..................................               --                     1,990
                                                                  -------------            -------------
                    Total current assets......................           37,965                   34,934
                                                                  -------------            -------------
PROPERTY AND EQUIPMENT:
    Oil and gas properties
         Producing properties.................................          321,197                  339,169
         Nonproducing leaseholds..............................           44,544                   47,805
    Gas gathering and processing facilities...................           25,051                   26,581
    Service properties, equipment and other...................           15,917                   16,118
                                                                  -------------            -------------
                Total property and equipment..................          406,709                  429,673
                Less--Accumulated depreciation, depletion and
                amortization..................................         (151,899)                (157,576)
                                                                  -------------            -------------
                Net property and equipment....................          254,810                  272,097
                                                                  -------------            -------------
OTHER ASSETS:
    Debt issuance costs.......................................            5,842                    5,218
    Other assets..............................................                6                        5
                                                                  -------------            -------------
                Total other assets............................            5,848                    5,223
                                                                  -------------            -------------
                Total assets..................................    $     298,623            $     312,254
                                                                  =============            =============

                               CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                              (dollars in thousands, except per share data)

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                            (Unaudited)
                                                                   December 31,              June 30,
                                                                      2000                     2001
                                                                  -------------            -------------
CURRENT LIABILITIES:
    Accounts payable..........................................    $      17,164            $      14,527
    Current debt..............................................           10,200                       --
    Revenues and royalties payable............................            7,181                    5,413
    Accrued liabilities and other.............................           10,375                   10,075
                                                                  -------------            -------------
                Total current liabilities.....................           44,920                   30,015
                                                                  -------------            -------------

LONG-TERM DEBT, net of current portion........................          130,150                  136,350

OTHER NONCURRENT LIABILITIES..................................              107                       93

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred stock, $0.01 par value, 1,000,000 shares
        authorized, 0 shares issued and outstanding.
       Common stock, $0.01 par value, 20,000,000 shares authorized,
        14,368,919 shares issued and outstanding..............              144                      144
    Additional paid-in-capital................................           25,087                   25,087
    Retained earnings.........................................           98,215                  120,565
                                                                  -------------            -------------
                Total stockholders' equity....................          123,446                  145,796
                                                                  -------------            -------------
                Total liabilities and stockholders' equity....    $     298,623            $     312,254
                                                                  =============            =============

The accompanying notes are an integral part of these consolidated balance sheets.

                               CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                             UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (dollars in thousands, except per share data)
                                                                         Three Months Ended June 30,
                                                                         ---------------------------
                                                                        2000                     2001
                                                                    ------------             ------------
REVENUES:
     Oil and gas sales  ......................................    $      26,934            $      28,605
     Crude oil marketing......................................           70,166                   72,317
     Gathering, marketing and processing......................            7,085                   11,434
     Oil and gas service operations...........................            1,627                    2,054
                                                                  -------------            -------------
          Total revenues......................................          105,812                  114,410
                                                                  -------------            -------------

OPERATING COSTS AND EXPENSES:
    Production expenses ......................................            4,937                    7,920
    Production taxes    ......................................            2,185                    2,287
    Exploration expenses......................................            3,932                    1,599
    Crude oil marketing purchases and expenses................           71,924                   72,459
    Gathering, marketing and processing.......................            5,756                    9,737
    Oil and gas service operations............................            1,218                    1,621
    Depreciation, depletion and amortization..................            4,710                    7,024
    General and administrative................................            2,248                    2,878
                                                                  -------------            -------------
         Total operating costs and expenses...................           96,910                  105,525
                                                                  -------------            -------------

OPERATING INCOME .............................................            8,902                    8,885
                                                                  -------------            -------------

OTHER INCOME AND EXPENSES
    Interest income ..........................................              265                      178
    Interest expense .........................................           (4,079)                  (3,569)
    Other income(expense), net................................             (399)                   2,170
                                                                  -------------            -------------
         Total other income and (expenses)....................           (4,213)                  (1,221)
                                                                  -------------            -------------

NET INCOME ...................................................    $       4,689            $       7,664
                                                                  =============            =============

EARNINGS PER COMMON SHARE:
     Basic ...................................................    $        0.33            $        0.53
                                                                  =============            =============
     Diluted .................................................    $        0.33            $        0.53
                                                                  =============            =============

The accompanying notes are an integral part of these consolidated financial statements.

                               CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                             UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (dollars in thousands, except per share data)
                                                                         Six  Months Ended June 30,
                                                                         ---------------------------
                                                                        2000                     2001
                                                                  -------------            ------------
REVENUES:
     Oil and gas sales  ......................................    $      54,762            $     62,825
     Crude oil marketing......................................          131,971                 132,416
     Gathering, marketing and processing......................           13,989                  24,424
     Oil and gas service operations...........................            3,690                   4,065
                                                                  -------------            ------------
          Total revenues......................................          204,412                 223,730
                                                                  -------------            ------------

OPERATING COSTS AND EXPENSES:
    Production expenses ......................................            9,716                  14,397
    Production taxes .........................................            4,329                   4,915
    Exploration expenses......................................            4,925                   4,171
    Crude oil marketing purchases and expenses................          132,666                 132,095
    Gathering, marketing and processing.......................           11,066                  20,299
    Oil and gas service operations............................            2,399                   3,049
    Depreciation, depletion and amortization..................           10,260                  12,266
    General and administrative................................            4,381                   5,381
                                                                  -------------            ------------
         Total operating costs and expenses...................          179,742                 196,573
                                                                  -------------            ------------

OPERATING INCOME .............................................           24,670                  27,157
                                                                  -------------            ------------

OTHER INCOME AND EXPENSES
    Interest income ..........................................              423                     413
    Interest expense .........................................           (8,163)                 (7,206)
    Other income, net ........................................            3,075                   1,986
                                                                  -------------            ------------
         Total other income and (expenses)....................          ( 4,665)                 (4,807)
                                                                  -------------            ------------
NET INCOME (LOSS) ............................................    $      20,005            $     22,350
                                                                  =============            =============

EARNINGS PER COMMON SHARE:
       Basic .................................................    $        1.39            $       1.56
                                                                  =============            =============
       Diluted ...............................................    $        1.39            $       1.55
                                                                  =============            =============

The accompanying notes are an integral part of these consolidated financial statements.

                               CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                             UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          (dollars in thousands)
                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                      2000                      2001
                                                                  -------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ...................................................    $      20,005            $     22,350
Adjustments to reconcile to net income to
    cash provided by operating activities--
    Depreciation, depletion and amortization..................           10,260                  12,266
    Gain on sale of assets....................................           (3,081)                 (1,951)
    Dry hole cost and impairment of undeveloped leases........            3,158                   1,563
    Other noncurrent assets...................................              761                     293
      Other noncurrent liabilities............................               --                     (14)
Changes in current assets and liabilities--
    (Increase)/Decrease in accounts receivable................             (131)                  6,130
    Increase in inventories...................................           (1,346)                   (688)
    Decrease/(Increase) in prepaid  expenses..................            1,035                    (116)
    Increase/(Decrease) in accounts payable...................            5,105                  (2,637)
    Increase/(Decrease) in revenues and royalties payable.....             (848)                 (1,767)
    Increase in accrued liabilities and other.................              769                    (300)
                                                                  -------------            ------------

                Net cash provided by operating activities                35,687                  35,129
                                                                  -------------            ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Exploration and development ..............................          (19,624)                (29,148)
    Gas gathering and processing facilities and
         service properties, equipment and other .............             (290)                 (2,148)
    Proceeds from sale of assets .............................            6,959                   2,463
    Advances to affiliates ...................................               --                  (1,990)
                                                                  -------------            ------------

                Net cash used in investing activities                   (12,955)                (30,823)
                                                                  -------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit and other ...................           12,600                   2,500
      Repayment of Senior Subordinated Notes .................               --                  (3,000)
    Repayment of line of credit and other ....................          (34,229)                 (3,500)
    Payment of cash dividend .................................           (1,000)                     --
                                                                  -------------            ------------

                Net cash used in financing activities                   (22,629)                 (4,000)
                                                                  -------------            ------------

NET INCREASE IN CASH .........................................              103                     306

CASH AND CASH EQUIVALENTS, beginning of period ...............           10,421                   7,150
                                                                  -------------            ------------

CASH AND CASH EQUIVALENTS, end of period .....................    $      10,524            $      7,456
                                                                  =============            ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid ............................................    $       8,493            $      7,335

The accompanying notes are an integral part of these consolidated financial statements.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   CONTINENTAL RESOURCES, INC.'S FINANCIAL STATEMENTS

     In the opinion of Continental Resources, Inc. ("CRI" or the "Company") the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2001, the results of operations and cash flows for the three and six month periods ended June 30, 2000 and 2001. The unaudited consolidated financial statements for the interim periods presented do not contain all information required by accounting principles generally accepted in the United States. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2000.

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

     Concurrent with the approval of the Recapitalization Plan, the Company effected an approximate 293 : 1 stock split whereby the Company issued new certificates for 14,368,919 shares of the newly authorized common stock in exchange for the 49,041 previously outstanding shares of common stock. As a result of the stock split, additional paid-in capital was reduced by approximately $95,000, offset by an increase in the common stock at par. Per share amounts for the three and six months ended June 30, 2000, have been restated to give retroactive effect to the stock split.

     On June 19, 2001, the Company formed a new subsidiary, Continental Resources of Illinois, Inc. (CRII), an Oklahoma corporation. Subsequent to June 30, 2001, the Company through CRII purchased the assets of Farrar Oil Company. (Note 8)

2.   LONG-TERM DEBT:

     Long-term debt as of December 31, 2000 and June 30, 2001, consisted of the following:

                                                   December 31,   June 30,
                                                      2000         2001
                                                      ----         ----
                                                    (dollars in thousands)
Senior Subordinated Notes.......................... $ 130,150    $ 127,150
Credit Facility....................................    10,200        9,200
                                                    ---------    ---------
Outstanding debt...................................   140,350      136,350
Less current portion...............................    10,200           --
                                                    ---------    ---------
Total long-term debt............................... $ 130,150    $ 136,350
                                                    =========    =========

     Subsequent to June 30, 2001, the Company acquired the assets of Farrar Oil Company and its subsidiary and borrowed $33.7 million against its credit facility. The current borrowing base of the credit facility is $60.0 million of which $17.1 million is available.

     The Company's Credit Facility matured May 31, 2001, at which time the Company received an extension until the second restated credit agreement was entered into on July 9, 2001, to consist of a revolving commitment of $33.0 million and a term commitment of $27.0 million. The revolving maturity date is May 31, 2003. As of June 30, 2001 the loan balance is reflected as non-current. The term commitment maturity date is July 9, 2006 and requires quarterly principal payments of $1,350,000 plus interest, commencing September 30, 2001. The Credit Facility charges interest based on the lead bank's prime rate or the London Interbank Offered Rate for 1, 2, 3 or 6-month offshore deposits as offered by the lead bank to major banks in the London Interbank Market and adjusted for maximum cost of reserves, if any. The current borrowing base of thecredit facility is $60 million and there is $17.1 million available.

     On May 23, 2001, the Company purchased and retired $3.0 million of the Senior Subordinated Notes. Through June 30, 2001, the Company had purchased and retired a total of $22.85 million of these senior subordinated notes.

3.   CRUDE OIL MARKETING:

     The Company enters into third party contracts to purchase and resell crude oil at prices based on current month NYMEX prices, current posting prices or at a stated contract price. Purchases and sales are recorded at the stated contract price. During the quarter ended June 30, 2001, the Company had revenues from the resales of crude oil and expenses for the purchase of crude oil of $72.3 million and $72.5 million, respectively, resulting in a loss from crude oil marketing activities during the quarter of $0.2 million.

     The Company accounts for its crude oil marketing activities in accordance with EITF 98-10 "Accounting for Energy Trading and Risk Management Activities." This statement requires that contracts for the purchase and sale of energy commodities which are entered into for the purpose of speculating on market movements or otherwise generating gains from market price differences to be recorded at their market value, as of the balance sheet date, with any corresponding gains or losses recorded as income from operations. At June 30, 2001, the market value of the Company's open energy trading contracts resulted in an unrealized gain of $0.2 million which is recorded in crude oil marketing revenues in the accompanying consolidated statement of operations and prepaid expenses in the accompanying consolidated balance sheet.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". As a result of SFAS No. 137, adoption of SFAS No.133 is now required for financial statements for periods beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133, every derivative instrument is recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. During 2000, management reviewed all contracts throughout the Company to identify both freestanding and embedded derivatives which meet the criteria set forth in SFAS No. 133 and SFAS No. 138. The Company adopted the new standards effective January 1, 2001. On June 30, 2001, the Company had no outstanding hedges or derivatives which had not been previously marked to market through its accounting for trading activity. As a result, the adoption of SFAS No. 133 and SFAS No. 138 had no significant impact on the Company's financial position or results of operations.

4.   EARNINGS PER SHARE

     Earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted-average number of shares used to compute basic earnings per common share was 14,368,919 in 2000 and 2001. The weighted-average number of shares used to compute diluted earnings per share was 14,393,132 and 14,368,919 for 2001 and 2000, respectively. There were no common stock equivalents outstanding during the six months ended June 30, 2000.

5.   GUARANTOR SUBSIDIARIES

     The Company's wholly owned subsidiaries, Continental Gas, Inc. (CGI), Continental Crude Co. (CCC) and Continental Resources of Illinois, Inc. (CRII) have guaranteed the Senior Subordinated Notes and the Credit Facility. The following is a summary of the financial information of Continental Gas, Inc. as of December 31, 2000 and June 30, 2001, and for the six month periods ended June 30, 2000 and 2001.

                                                               AS OF:
                                                       (dollars in thousands)
                                                December 31, 2000  June 30, 2001
                                                -----------------  -------------
         Current assets............................... $   5,835      $    3,965
         Noncurrent assets............................    19,467          20,085
                                                       ---------      ----------
         Total assets................................. $  25,302      $   24,050
                                                       =========      ==========

         Current liabilities.......................... $  10,972      $    7,293
         Noncurrent liabilities.......................        --              --
         Stockholder's equity.........................    14,330          16,757
                                                       ---------      ----------
         Total liabilities and stockholder's equity... $  25,302      $   24,050
                                                       =========      ==========

                                                                 FOR THE THREE MONTH AND
                                                             SIX MONTH PERIODS ENDED JUNE 30,
                                                                 (dollars in thousands)
                                                            2000                        2001
                                                    ---------------------       ---------------------
                                                    3 month       6 month       3 month       6 month
                                                    -------       -------       -------       -------
         Total revenue  ............................ $ 8,070      $ 15,853      $ 12,390      $ 26,884
         Operating costs and expenses...............   7,374        14,210        11,537        24,265
                                                     -------      --------      --------      --------
         Operating income ..........................     696         1,643           853         2,619
         Other income (expenses)....................    (468)          229           (90)         (192)
                                                     -------    ----------      --------      --------
         Net income     ............................ $   228     $   1,872      $    763      $  2,427
                                                     =======     =========      ========      ========

     At June 30, 2001, current liabilities payable to the Company by CGI totaled approximately $4.5 million. For the six months ended June 30, 2000 and 2001, depreciation, depletion and amortization included in CGI's operating costs remained constant at approximately $1.0 million for both years. Other income for the six month period ended June 30, 2000, included a gain from the sale of two gas systems of $0.9 million offset by interest expense.

    As of June 30, 2001, since their incorporation, CCC and CRII have had no operations, have acquired no assets and have incurred no liabilities.

     Subsequent to June 30, 2001, CRII purchased the assets of Farrar Oil Company. (Note 8)

6.   RELATED PARTY TRANSACTIONS

     On May 30, 2001, the Company made a short term advancement to an affiliated company for $1.9 million with an interest rate of 6% annually. Subsequent to June 30, 2001, the affiliated company had paid the balance on this advancement.

7.   ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization but will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company's acquisition of the assets of Farrar Oil Company in July 2001 (Note 8) is subject to these new standards. The Company does not anticipate recognizing goodwill in connection with this acquisition.

8.   SUBSEQUENT EVENT

     On July 9, 2001, the Company, through its subsidiary, CRII, completed the purchase of the assets of Farrar Oil Company and its subsidiary based in Mount Vernon, Illinois with an effective date of May 15, 2001. The total purchase price (subject to post closing adjustments for May and June cash flows) was approximately $33.7 million. The Company will account for the acquisition utilizing the purchase of accounting and does not anticipate recognizing goodwill in connection with this acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001, COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report. Our operating results for the periods discussed may not be indicative of future performance. In the text below, financial statement numbers have been rounded; however, the percentage changes are based on unrounded amounts.

RESULTS OF OPERATIONS

REVENUES

GENERAL

     Our revenues, excluding crude oil marketing, increased $6.4 million, or 18%, to $42.0 million during the three months ended June 30, 2001, from $35.6 million during the comparable period in 2000. The increase is mainly attributable to higher gas prices and a slight increase in gas production.

OIL AND GAS SALES

     Our oil and gas sales revenue for the three months ended June 30, 2001, increased $1.7 million, or 6%, to $28.6 million from $26.9 million during the comparable period in 2000 due primarily to the increase in gas prices. During the three months ended June 30, 2001, we sold 771 MBbls of oil and 2,454 MMcf of natural gas, or 1,180 MBoe compared to sales of 1,176 MBoe for the same period in 2000. Our oil revenues, exclusive of hedging activities, for the three months ended June 30, 2001, decreased $3.2 million, or 13%, to $20.0 million from $23.2 million during the same period in 2000. Our oil production decreased by 85 MBbls to 771 MBbls, or 10%, for the three months ended June 30, 2001, from 856 MBbls for the comparable period in 2000. Oil prices, exclusive of hedging and adjustments, decreased to an average of $25.92/Bbl, or 4%, during the three months ended June 30, 2001, from $27.05/Bbl, for the comparable 2000 period. Our gas revenues increased $4.0 million, or 86%, to $8.6 million from $4.6 million for the three month period ended June 30, 2001 compared to the same period in 2000. Our gas production for the period increased 536 Mmcf, or 28%, to 2,454 Mmcf from 1,918 Mmcf in 2000. Gas prices increased to an average of $3.50/Mcf, or 46%, from $2.42/Mcf for the comparable 2000 period.

CRUDE OIL MARKETING

     During the three month period ended June 30, 2001, we recognized revenues on crude oil purchased for resale of $72.3 million, a $2.2 million or 3% increase compared to $70.1 million for the three month period ended June 30, 2000. We received higher prices on the contracts resulting in our increase in crude oil marketing revenues for the three months periods even though volumes decreased by approximately 300,000 barrels.

GATHERING, MARKETING AND PROCESSING

     Our gathering, marketing and processing revenue in the second quarter of 2001 was $11.4 million, an increase of $4.3 million, or 61%, from $7.1 million in the same period in 2000. This increase in revenue during the second quarter was attributable to increased system volumes resulting from the expansion of existing facilities and the construction and operation of our new gathering and compression facilities in the state of Texas and higher natural gas and liquid prices in the 2001 period.

OIL AND GAS SERVICE OPERATIONS

     Our oil and gas service operations for the three months ended June 30, 2001 was $2.0 million, an increase of $0.4 million or 26% from $1.6 million for the three months ended June 30, 2000. The increase was due primarily to greater volumes of reclaimed oil sales from our central treating unit.

OPERATING COSTS AND EXPENSES

PRODUCTION EXPENSES

     Our production expenses increased by $3.0 million, or 61%, to $7.9 million during the three months ended June 30, 2001, from $4.9 million during the comparable period in 2000. The increase was primarily due to increased energy costs of approximately $1.1 million and increased repairs and labor costs of approximately $0.9 million.

PRODUCTION TAXES

     Our production taxes increased by $0.1 million, or 5%, to $2.3 million during the three months ended June 30, 2001, from $2.2 million during the comparable period in 2000. The increase was due to higher gas prices and higher tax rates on wells in North Dakota that have reached the expiration date of tax relief given on newly drilled wells.

EXPLORATION EXPENSES

     For the three months ended June 30, 2001, our exploration expenses decreased $2.3 million, or 59%, to $1.6 million from $3.9 million during the comparable period of 2000. The decrease was due to a $2.7 million decrease in dry hole and expired lease costs offset by an increase of $0.4 million in plugging costs.

CRUDE OIL MARKETING

     For the three months ended June 30, 2001, we recognized expense for the purchases of crude oil purchased for resale of $72.5 million, an increase of $0.6 million, or .8%, compared to purchases of crude oil for resale of $71.9 million for the three months ended June 30, 2000. The increase was due to an increase in costs of crude oil purchased even though volumes decreased.

GATHERING, MARKETING, AND PROCESSING

     During the three months ended June 30, 2001, we incurred gathering, marketing and processing expenses of $9.7 million, representing a $4.0 million, or 70% increase from the $5.7 million incurred in the second quarter of 2000 due to increased system volumes resulting from the expansion of existing facilities and the construction and operation of our new gathering and compression facilities in the state of Texas and higher natural gas and liquid prices.

OIL AND GAS SERVICE OPERATIONS

     During the three months ended June 30, 2001, we incurred oil and gas services operations expenses of $1.6 million, an increase of $0.4 million, or 33% from $1.2 million in the second quarter of 2000. The increase is due to greater volumes treated at our central treating unit.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

     For the three months ended June 30, 2001, our DD&A expense increased $2.3 million, or 49%, to $7.0 million from $4.7 million for the comparable period in 2000. The increase is primarily due to the decrease in reserves as of June 30, 2001, due to decreased production and an economic loss of reserves on the Worland properties due to the loss of a contract.

GENERAL AND ADMINISTRATIVE ("G&A")

     For the three months ended June 30, 2001, our G&A expense was $2.9 million, net of overhead reimbursement of $0.4 million, for a period total of $2.5 million or an increase of $0.7 million or 39%, from our G&A expense of $2.2 million net of overhead reimbursement of $0.4 million for a net of $1.8 million during the comparable period in 2000. The increase was primarily due to increased legal expenses and increased employment expense. Our G&A expenses per Boe for the second quarter of 2001 was $2.13 compared to $1.53 for the second quarter of 2000.

INTEREST EXPENSE

     For the three months ended June 30, 2001, our interest expense decreased $0.5 million, or 12% to $3.6 million from $4.1 million for the three months ended June 30, 2000. Of the $0.5 million decrease, $0.3 million was attributable to the amount of interest set aside to pay the interest on our senior subordinated notes and the $0.2 million less interest paid to our credit facility.

OTHER INCOME

     Our other income for the three months ended June 30, 2001, was income of $2.2 million compared to an expense of $0.4 million for the same period in 2000. The 2001 income was primarily from the sale of 62 uneconomical properties at the Clearinghouse Auction on April 11, 2001, for $2.0 million.

NET INCOME

     For the three months ended June 30, 2001, our net income was $7.6 million, an increase in net income of $3.0 million, or 63%, from $4.6 million for the comparable period in 2000. The increase in net income was due primarily to higher gas prices and a slight increase in production volumes and the sale of properties at the Clearinghouse Auction.

SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUES

GENERAL

     Our revenues, excluding crude oil marketing, increased $18.9 million, or 26%, to $91.3 million during the six months ended June 30, 2001, from $72.4 million during the comparable period in 2000. The increase is mainly attributable to higher gas prices and a slight increase in gas production and a new gathering and compression facilities.

OIL AND GAS SALES

     Our oil and gas sales revenue for the six months ended June 30, 2001, increased $8.1 million, or 14%, to $62.8 million from $54.7 million during the same period in 2000 due to increased gas prices. During the six months ended June 30, 2001, we sold 1,594 MBbls of oil and 4,258 MMcf of natural gas, or 2,304 MBoe compared to sales of 2,382 MBoe for the same period in 2000. Our oil revenues for the six months ended June 30, 2001, decreased $4.9 million, or 10%, to $42.6 million from $47.5 million in the same period in 2000. Our oil production decreased by 116 MBbls to 1,594 MBbls, or 7%, for the six months ended June 30, 2001, from 1,710 MBbls for the same period in 2000. Oil prices, exclusive of hedging and adjustments, decreased to an average of $26.71/Bbl, or 4%, during the six months ended June 30, 2001, from $27.74/Bbl, for the comparable 2000 period. The decrease in oil sales is due to lower oil prices in 2001 and the decrease in production. Our gas revenues for the six months ended June 30, 2001, increased $11.5 million, or 130%, to $20.3 million from $8.8 million in the same period in 2000. Our gas production for the period increased 233 Mmcf, or 6%, to 4,258 Mmcf from 4,025 Mmcf in 2000. Gas prices increase to an average of $4.73/Mcf, or 118%, from $2.19/Mcf, for the comparable 2000 period. The increase in gas revenues is due to higher prices in 2001 and increased volumes primarily in our Gulf Coast region.

CRUDE OIL MARKETING

     For the year to date period ended June 30, 2001, we have recognized $132.4 million, a $0.4 million increase on crude oil purchased for resale compared to $132.0 million for the six months ended June 30, 2000. We received higher prices on the contracts resulting in our increase in crude oil marketing revenues for the six months periods even though volumes decreased by approximately 700,000 barrels.

GATHERING, MARKETING AND PROCESSING

     Our gathering, marketing and processing revenue for the six months ended June 30, 2001, was $24.4 million, a $10.4 million, or 74% increase, from $14.0 million in the comparable 2000 period. The increase for the six month period was due to increased system volumes resulting from the expansion of existing facilities and the construction and operation of our new gathering and compression facilities in the state of Texas and higher natural gas and liquid prices in the 2001 period.

OIL AND GAS SERVICE OPERATIONS

     Our oil and gas service operations for the six months ended June 30, 2001, increased $0.4 million, or 11%, to $4.1 million from $3.7 million during the same period in 2000. The increase was due primarily to greater volumes of reclaimed oil sales from our central treating unit.

OPERATING COSTS AND EXPENSES

PRODUCTION EXPENSES

     Our production expenses increased by $4.7 million, or 48%, to $14.4 million for the six months ended June 30, 2001, from $9.7 million during the comparable period in 2000. The increase was primarily due to the increase in energy costs of approximately $2.1 million and the increased repairs and labor costs of approximately $1.2 million.

PRODUCTION TAXES

     Our production taxes for the six months ended June 30, 2001, increased by $0.6 million, or 14%, to $4.9 million compared to $4.3 million in the comparable period of 2000. The increase was due to higher gas prices and higher tax rates on wells in North Dakota that have reached the expiration date of tax relief given on newly drilled wells.

EXPLORATION EXPENSES

     Our expense for the six months ended June 30, 2001, decreased $0.7 million, or 14%, to $4.2 million from $4.9 million incurred in the comparable period in 2000. The decrease was due primarily to a $1.9 million decrease in expired lease costs offset by an increase of $1.3 million in dry hole costs and plugging costs.

CRUDE OIL MARKETING

     For the six month period ended June 30, 2001, our purchases of crude oil decreased by $.6 million, or 0.4%, to $132.0 million from $132.6 million for the same period in 2000.

GATHERING, MARKETING, AND PROCESSING

     Our gathering, marketing and processing expenses for the six months ended June 30, 2001, were $20.3 million, a $9.3 million, or 83% increase, from $11.0 million in the same period in 2000 due to increased system volumes resulting from the expansion of existing facilities and the construction and operation of our new gathering and compression facilities in the state of Texas and higher natural gas and liquids prices.

OIL AND GAS SERVICE OPERATIONS

     Our oil and gas service operations expenses increased by $0.6 million, or 27% to $3.0 million for the six months ended June 30, 2001, compared to $2.4 million for the same period in 2000. The increase is due to greater volumes treated at our central treating unit.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

     For the six months ended June 30, 2001, our DD&A expense increased $2.0 million, or 20% to $12.3 million from $10.3 million for the same period in 2000. The increase is primarily due to the decrease in reserves as of June 30, 2001, due to decreased production and an economic loss of reserves on the Worland properties due to the loss of a contract.

GENERAL AND ADMINISTRATIVE ("G&A")

     For the six month period ended June 30, 2001, our G&A expense was $5.4 million, net of overhead reimbursement of $0.9 million, for a period total of $4.5 million or an increase of $1.1 million, or 33%, from our G&A expense of $4.4 million net of overhead reimbursement of $1.0 million for a total of $3.4 million during the comparable period in 2000. Our G&A expense per Boe for the first six months of 2001 was $1.96 compared to $1.43 for the same period in 2000. The increase was primarily due to increased legal expense and increased employment expense.

INTEREST EXPENSE

     For the six months ended June 30, 2001, our interest expense decreased $1.0 million , or 12% to $7.2 million from $8.2 million for the same period in 2000. Of the $1.0 million decrease, $0.8 million was attributable to the amount of interest set aside to pay the interest on our senior subordinated notes and the remainder was interest paid to our credit facility.

OTHER INCOME

     Our other income for the year to date ended June 30, 2001, was $2.0 million compared to $3.1 million for the year to date ended June 30, 2000. The decrease reflects the sale of the Arkoma properties for $3.1 million in 2000 compared to the sale of 62 uneconomical wells at the Clearinghouse Auction on April 11, 2001, which was approximately $2.0 million and a gain on the repurchase of our senior subordinated notes of $0.1 million offset by other miscellaneous expenses.

NET INCOME

     For the six months ended June 30, 2001, our net income was $22.3 million, an increase in net income of $2.3 million, or 12%, from $20.0 million for the comparable period in 2000. The increase in net income was due to higher gas prices and a gain on the sale of uneconomical wells at the Clearinghouse Auction on April 11, 2001, which was approximately $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS

     Net cash provided by our operating activities for the six months ended June 30, 2001, was $35.1 million, a decrease of $0.6 million, or 2%, from $35.7 million provided by operating activities during the comparable 2000 period. We had cash as of June 30, 2001, of $7.5 million, an increase of $0.3 million or 4% of the balance of $7.2 million held at December 31, 2000. Of the $7.5 million balance at June 30, 2001, $5.4 million was set aside and used by us to make our August 1, 2001, interest payment on our 10.25% senior subordinated notes.

DEBT

     Our long-term debt at December 31, 2000, and June 30, 2001, was $130.1 million and $136.3 million, respectively. During the quarter ended June 30, 2001, we purchased and retired $3.0 million of our senior subordinated notes. Subsequent to June 30, 2001, we purchased the assets of Farrar Oil Company and its subsidiaries and borrowed $33.7 million against our credit facility, increasing the outstanding borrowings against our credit facility to $42.9 million.

CREDIT FACILITY

     Our long-term debt outstanding under the line of credit at June 30, 2001 included $9.2 million of revolving credit debt. The effective rate of interest under the credit facility was 5.8% at June 30, 2001. Our credit facility matured May 31, 2001 at which time we received an extension until the second restated credit agreement was amended on July 9, 2001, to consist of a revolving commitment of $33.0 million and a term commitment of $27.0 million. The revolving maturity date is May 31, 2003. As of June 30, 2001 the loan balance is non-current. The term commitment maturity date is July 9, 2006 and requires quarterly principal payments of $1,350,000 plus interest, commencing September 30, 2001. The Credit Facility charges interest based on the lead bank's prime rate or the London Interbank Offered Rate for 1, 2, 3 or 6-month offshore deposits as offered by the lead bank to major banks in the London Interbank Market and adjusted for maximum cost of reserves, if any. The current borrowing base of our credit facility is $60 million and there is $17.1 million available.

CAPITAL EXPENDITURES

     Our 2001 capital expenditures budget is $70.7 million, exclusive of acquisitions. During the six months ended June 30, 2001, we incurred $31.3 million of capital expenditures, exclusive of acquisitions , compared to $19.9 million, exclusive of acquisitions, in the six month period of 2000. The $11.4 million, or 57% increase was the result of increased drilling activity in the Rocky Mountain and Gulf Coast. We expect to fund the remainder of our 2001 capital budget through cash flow from operations and our credit facility.

     On July 9, 2001, we completed the purchase of the assets of Farrar Oil Company and its subsidiary based in Mount Vernon, Illinois with an effective date of May 15, 2001. The total purchase price (subject to post closing adjustments for May and June cash flows) was approximately $33.7 million. We do not expect to recognize any goodwill associated with this transaction.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk in the normal course of its business operations. Management believes that the Company is well positioned with its mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. Most of the Company's purchases are made at either a NYMEX based price or a fixed price. As of June 30, 2001, the Company had entered into no fixed sales contracts in order to hedge its price risk exposure on its production.

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

     A sensitivity analysis has been prepared to estimate the price exposure to the market risk of the Company's crude oil, natural gas and natural gas liquids commodity positions. The Company's daily net commodity position consists of crude inventories, commodity purchase and sales contracts and derivative commodity instruments. The fair value of such position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices over the next 12 months. Based on this analysis, the Company has no significant market risk related to its crude trading or hedging portfolios. The Company has no oil or gas hedging transactions for its production or net long or short fixed price positions in respect to its crude oil marketing activities as of June 30, 2001.

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

-------------------------------------------------------------------------------------------------------------------
                                                                                                           2001
(dollars in millions)             2001         2002         2003         2004      Thereafter    Total   Fair Value
-------------------------------------------------------------------------------------------------------------------
Fixed rate debt:
    Principal amount                                                                $127,150   $127,150    $117,938
    Weighted-average
        interest rate                                                                  10.25%     10.25%         --
Variable-rate debt:
    Principal amount            $9,200          --           --           --              --     $9,200      $9,200
    Weighted-average
        interest rate              5.6%         --           --           --             5.6%       5.6%         --
-------------------------------------------------------------------------------------------------------------------

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

     (a). Exhibits

                                  DESCRIPTION


2.1 Agreement and Plan of Recapitalization of Continental Resources, Inc. dated October 1, 2000. [2.1](4)

3.1 Amended and Restated Certificate of Incorporation of Continental Resources, Inc. [3.1](1)

3.2       Amended and Restate Bylaws of Continental Resources, Inc. [3.2](1)

3.3       Certificate of Incorporation of Continental Gas, Inc. [3.3](1)

3.4       Bylaws of Continental Gas, Inc., as amended and restated. [3.4](1)

3.5       Certificate of Incorporation of Continental Crude Co. [3.5](1)

3.6       Bylaws of Continental Crude Co. [3.6](1)

4.1 Restated Credit Agreement dated April 21, 2000 among Continental Resources, Inc. and Continental Gas, Inc., as Borrowers and MidFirst Bank as Agent (the "Credit Agreement") [4.4](3)

4.1.1     Form of Consolidated Revolving Note under the Credit Agreement
          [4.4](3)

4.1.2 Second Amended and Restated Credit Agreement among Continental Resources, Inc., Continental Gas, Inc. and Continental Resources of Illinois, Inc., as Borrowers, and MidFirst Bank, dated July 9, 2001. [10.1](5)

4.3 Indenture dated as of July 24, 1998 between Continental Resources, Inc., as Issuer, the Subsidiary Guarantors named therein and the United States Trust Company of New York, as Trustee [4.3](1)

10.4 Conveyance Agreement of Worland Area Properties from Harold G. Hamm, Trustee of the Harold G. Hamm Revocable Intervivos Trust dated April 23, 1984 to Continental Resources, Inc. [10.4](2)

10.5 Purchase Agreement signed January 2000, effective October 1, 1999 by and between Patrick Energy Corporation as Buyer and Continental Resource, Inc. as Seller [10.5](2)

10.6      Continental Resources, Inc. 2000 Stock Option Plan [10.6](4)

10.7      Form of Incentive Stock Option Agreement [10.7](4)

10.8      Form of Non-Qualified Stock Option Agreement [10.8](4)

10.9 Purchase and Sales Agreement between Farrar Oil Company and Har-Ken Oil Company, as Sellers, and Continental Resources of Illinois, Inc., as Purchaser, dated May 14, 2001 [2.1](5)

12.1      Statement re computation of ratio of debt to Adjusted EBITDA [12.1](4)

12.2      Statement re computation of ratio of earning to fixed charges
          [12.2](4)

12.3 Statement re computation of ratio of Adjusted EBITDA to interest expense [12.3](4)

21.0      Subsidiaries [21.0]
----------------

(1) Filed as an exhibit to the Company's Registration Statement on Form S-4, as amended (No. 333-61547) which was filed with the Securities and Exchange Commission. The exhibit number is indicated in brackets and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The exhibit number is indicated in brackets and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000. The exhibit number is indicated in brackets and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 2000. The exhibit number is indicated in brackets and incorporated herein by reference.

(5)       Filed as an exhibit to current report on Form 8-K dated July 18, 2001


     (b). Reports on Form 8-K

          On July 18, 2001, the Registrant filed a current report on Form 8-K describing the purchase of certain oil and gas properties from Farrar Oil Company and Har-Ken Oil Company, and the Second Amended and Restated Credit Agreement with MidFirst Bank.

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

                                  CONTINENTAL RESOURCES, INC.

                                      ROGER V. CLEMENT
                                      Roger V. Clement
                                    Senior Vice President
                                  (Chief Financial Officer)

Date: August 13, 2001

                            EXHIBIT INDEX

Exhibit
No.       Description                           Method of Filing
-------   -----------                           ----------------

2.1     Agreement and Plan of                 Incorporated herein by reference
        Recapitalization of Continental
        Resources, Inc. dated October 1, 2000

3.1     Amended and Restated Certificate of   Incorporated herein by reference
        Incorporation of Continental
        Resources, Inc.

3.2     Amended and Restate Bylaws of         Incorporated herein by reference
        Continental Resources, Inc.

3.3     Certificate of Incorporation of       Incorporated herein by reference
        Continental Gas, Inc.

3.4     Bylaws of Continental Gas, Inc., as   Incorporated herein by reference
        amended and restated.

3.5     Certificate of Incorporation of       Incorporated herein by reference
        Continental Crude Co.

3.6     Bylaws of Continental Crude Co.       Incorporated herein by reference

4.1 Restated Credit Agreement dated April Incorporated herein by reference 21, 2000 among Continental Resources,
        Inc. and Continental Gas, Inc., as
        Borrowers and MidFirst Bank as Agent
        (the "Credit Agreement")

4.1.1   Form of Consolidated Revolving Note   Incorporated herein by reference
        under the Credit Agreement

4.1.2   Second Amended and Restated Credit    Incorporated herein by reference
        Agreement among Continental
        Resources, Inc., Continental Gas,
        Inc. and Continental Resources of
        Illinois, Inc., as Borrowers, and
        MidFirst Bank, dated July 9, 2001

4.3     Indenture dated as of July 24, 1998   Incorporated herein by reference
        between Continental Resources, Inc.,
        as Issuer, the Subsidiary Guarantors
        named therein and the United States
        Trust Company of New York, as Trustee

10.4 Conveyance Agreement of Worland Area Incorporated herein by reference Properties from Harold G. Hamm,
        Trustee of the Harold G. Hamm
        Revocable Intervivos Trust dated
        April 23, 1984 to Continental
        Resources, Inc.

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

10.6    Continental Resources, Inc. 2000      Incorporated herein by reference
        Stock Option Plan

10.7    Form of Incentive Stock Option        Incorporated herein by reference
        Agreement

10.8    Form of Non-Qualified Stock Option    Incorporated herein by reference
        Agreement

10.9 Purchase and Sales Agreement between Incorporated herein by reference Farrar Oil Company and Har-Ken Oil
        Company, as Sellers, and Continental
        Resources of Illinois, Inc., as
        Purchaser, dated May 14, 2001

12.1 Statement re computation of ratio of Incorporated herein by reference debt to Adjusted EBITDA

12.2 Statement re computation of ratio of Incorporated herein by reference earning to fixed charges

12.3 Statement re computation of ratio of Incorporated herein by reference Adjusted EBITDA to interest expense

21.0    Subsidiaries                          Filed herewith electronically