Form 10-Q
period 2001-09-30
CONTINENTAL RESOURCES INC
filed 2001-11-14
CIK 732834

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                        Commission File Number: 333-61547

                           CONTINENTAL RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


          Oklahoma                                           73-0767549
          --------                                           ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


302 N. Independence, Suite 300, Enid, Oklahoma                    73701
----------------------------------------------                    -----
(Address of principal executive offices)                       (Zip Code)


                                 (580) 233-8955
                                 --------------
              (Registrant's telephone number, including area code)

                                      NONE
                                      ----
             (Former name, former address and former fiscal year, if
                            change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Class                                Outstanding as of November 14, 2001
        -----                                -----------------------------------
Common Stock, $.01 par value                             14,368,919

                                TABLE OF CONTENTS


PART I.  Financial Information

     ITEM 1. FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . 4

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . .13

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . .17

PART II.  Other Information

     ITEM 1. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .19

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . 19

                          PART I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                        CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                        (dollars in thousands, except per share data)

                                           ASSETS
                                                                               (Unaudited)
                                                                 December 31, September 30,
                                                                    2000         2001
                                                                    ----         ----
CURRENT  ASSETS:
    Cash                                                          $   7,151    $   4,876
    Accounts receivable-
          Oil and gas sales                                          15,778       10,737
Joint interest and other, net                                         9,839        8,534
    Inventories                                                       4,988        6,524
    Prepaid expenses                                                    209          413
                                                                  ---------    ---------
           Total current assets                                      37,965       31,084
                                                                  ---------    ---------


PROPERTY AND EQUIPMENT:
    Oil and gas properties
          Producing properties                                      321,197      382,039
          Nonproducing leaseholds                                    44,544       49,844
    Gas gathering and processing facilities                          25,051       27,055
    Service properties, equipment and other                          15,917       17,652
                                                                  ---------    ---------
                  Total property and equipment                      406,709      476,590
                  Less--Accumulated depreciation, depletion and
                  amortization                                     (151,899)    (164,377)
                                                                  ---------    ---------
                  Net property and equipment                        254,810      312,213
                                                                  ---------    ---------

OTHER ASSETS:
    Debt issuance costs                                               5,842        5,095
    Other assets                                                          6           12
                                                                  ---------    ---------
                  Total other assets                                  5,848        5,107
                                                                  ---------    ---------
                  Total assets                                    $ 298,623    $ 348,404
                                                                  =========    =========

                        CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                        (dollars in thousands, except per share data)

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                               (Unaudited)
                                                                 December 31, September 30,
                                                                    2000         2001
                                                                    ----         ----
CURRENT LIABILITIES:
     Accounts payable                                            $  17,164    $  12,193
     Current debt                                                   10,200        5,400
     Revenues and royalties payable                                  7,181        4,576
     Accrued liabilities and other                                  10,375        7,720
                                                                 ---------    ---------
                  Total current liabilities                         44,920       29,889
                                                                 ---------    ---------

LONG-TERM DEBT, net of current portion                             130,150      169,845

OTHER NONCURRENT LIABILITIES                                           107           92

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred stock, $0.01 par value, 1,000,000
       shares authorized, 0 shares issued and outstanding
       Common stock, $0.01 par value, 20,000,000 shares
       authorized, 14,368,919 shares issued and outstanding            144          144
     Additional paid-in-capital                                     25,087       25,087
     Retained earnings                                              98,215      123,347
                                                                 ---------    ---------
                  Total stockholders' equity                       123,446      148,578
                                                                 ---------    ---------
Total liabilities and stockholders' equity                       $ 298,623    $ 348,404
                                                                 =========    =========

The accompanying notes are an integral part of these consolidated balance sheets.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)
                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2000        2001
                                                    ----        ----
REVENUES:
      Oil and gas sales                           $ 29,375    $ 27,630
      Crude oil marketing                           64,656      48,807
      Gathering, marketing and processing            8,008       7,616
      Oil and gas service operations                 1,845       2,618
                                                  --------    --------

            Total revenues                         103,884      86,671
                                                  --------    --------

OPERATING COSTS AND EXPENSES:
     Production expenses                             4,693       7,269
     Production taxes                                2,433       1,976
     Exploration expenses                            1,550       4,730
     Crude oil marketing purchases and expenses     63,797      48,165
Gathering, marketing and processing                  6,860       4,932
     Oil and gas service operations                  1,285       1,713
     Depreciation, depletion and amortization        5,779       7,563
     General and administrative                      2,959       3,961
                                                  --------    --------

           Total operating costs and expenses       89,356      80,309
                                                  --------    --------

OPERATING INCOME                                    14,528       6,362
                                                  --------    --------

OTHER INCOME AND EXPENSES
     Interest income                                   155         145
     Interest expense                               (3,863)     (3,909)
     Other income(expense), net                        467         185
                                                  --------    --------

           Total other income and (expenses)        (3,241)     (3,579)
                                                  --------    --------

NET INCOME                                        $ 11,287    $  2,783
                                                  ========    ========
EARNINGS PER COMMON SHARE:
     Basic                                        $   0.79    $   0.19
                                                  ========    ========
     Diluted                                      $   0.79    $   0.19
                                                  ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)
                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                        2000         2001
                                                        ----         ----
REVENUES:
      Oil and gas sales                              $  84,137    $  90,455
      Crude oil marketing                              196,627      181,223
      Gathering, marketing and processing               21,997       32,040
      Oil and gas service operations                     5,536        6,683
                                                     ---------    ---------

            Total revenues                             308,297      310,401
                                                     ---------    ---------

OPERATING COSTS AND EXPENSES:
     Production expenses                                14,409       21,666
     Production taxes                                    6,762        6,891
     Exploration expenses                                6,475        8,901
     Crude oil marketing purchases and expenses        196,463      180,260
     Gathering, marketing and processing                17,926       25,231
     Oil and gas service operations                      3,684        4,762
     Depreciation, depletion and amortization           16,040       19,829
     General and administrative                          7,340        9,342
                                                     ---------    ---------

           Total operating costs and expenses          269,099      276,882
                                                     ---------    ---------

OPERATING INCOME                                        39,198       33,519
                                                     ---------    ---------

OTHER INCOME AND EXPENSES
     Interest income                                       578          559
     Interest expense                                  (12,026)     (11,115)
     Other income, net                                   3,542        2,170
                                                     ---------    ---------

           Total other income and (expenses)            (7,906)      (8,386)
                                                     ---------    ---------

NET INCOME (LOSS)                                    $  31,292    $  25,133
                                                     =========    =========
EARNINGS PER COMMON SHARE:
       Basic                                         $    2.18    $    1.75
                                                     =========    =========
       Diluted                                       $    2.18    $    1.75
                                                     =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)
                                                          Nine Months Ended September 30,
                                                          -------------------------------
                                                                 2000        2001
                                                                 ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                     $ 31,292    $ 25,132
Adjustments to reconcile to net income to
     cash provided by operating activities--
     Depreciation, depletion and amortization                    16,040      19,829
     Gain on sale of assets                                      (3,533)     (2,142)
     Dry hole cost and impairment of undeveloped leases           3,815       5,416
     Other noncurrent assets                                        853         342
     Other noncurrent liabilities                                    (1)        (14)
Changes in current assets and liabilities--
     (Increase)/Decrease in accounts receivable                    (740)      7,346
     Increase in inventories                                       (789)       (786)
     Decrease/(Increase) in prepaid  expenses                     1,037        (204)
     Increase/(Decrease) in accounts payable                      2,199      (4,971)
     Decrease in revenues and royalties payable                    (401)     (3,105)
     Increase in accrued liabilities and other                   (2,452)     (2,955)
                                                               --------    --------

                   Net cash provided by operating activities     47,320      43,888
                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Exploration and development                                (30,370)    (43,756)
     Gas gathering and processing facilities and
           service properties, equipment and other                   42      (2,977)
     Purchase of oil & gas properties                                --      (3,303)
     Acquisition of Farrar Oil Company                               --     (33,670)
     Proceeds from sale of assets                                 7,611       2,648
                                                               --------    --------

                   Net cash used in investing activities        (22,717)    (81,058)
                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit and other                      12,600      42,745
     Repayment of line of credit and other                      (40,237)     (7,850)
     Payment of cash dividend                                    (1,000)         --
                                                               --------    --------

                   Net cash used in financing activities        (28,637)     34,895
                                                               --------    --------

NET DECREASE IN CASH                                             (4,034)     (2,275)

CASH AND CASH EQUIVALENTS, beginning of period                   10,421       7,151
                                                               --------    --------

CASH AND CASH EQUIVALENTS, end of period                       $  6,387    $  4,876
                                                               ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                             $ 16,079    $ 14,501

The accompanying notes are an integral part of these consolidated financial statements.


                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   CONTINENTAL RESOURCES, INC.'S FINANCIAL STATEMENTS

     In the opinion of Continental Resources, Inc. ("CRI" or the "Company") the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2001, the results of operations and cash flows for the three and nine month periods ended September 30, 2000 and 2001. The unaudited consolidated financial statements for the interim periods presented do not contain all information required by accounting principles generally accepted in the United States. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2000.

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

     Concurrent with the approval of the Recapitalization Plan, the Company effected an approximate 293:1 stock split whereby the Company issued new certificates for 14,368,919 shares of the newly authorized common stock in exchange for the 49,041 previously outstanding shares of common stock. As a result of the stock split, additional paid-in capital was reduced by approximately $95,000, offset by an increase in the common stock at par. Per share amounts for the three and nine months ended September 30, 2000, have been restated to give retroactive effect to the stock split.

     On June 19, 2001, the Company formed a new subsidiary, Continental Resources of Illinois, Inc. (CRII), an Oklahoma corporation. On July 9, 2001, the Company through CRII purchased the assets of Farrar Oil Company.

2.   ACQUISITIONS

     On July 9, 2001, Company's subsidiary, CRII, purchased the assets of Farrar Oil Company, Inc. for $33.7 million using funds borrowed under the Company's credit facility. This purchase was accounted for as a purchase and the cost of the acquisition was allocated to the acquired assets and liabilities. The allocation of the $33.7 million of purchase price on July 9, 2001, was as follows:

           Current assets                      $    950
           Producing properties                  30,603
           Non-producing properties               1,117
           Service properties                     1,000
                                               --------
                                               $ 33,670


     The unaudited pro forma information set forth below includes the operations of Farrar Oil Company, Inc. assuming the acquisition of Farrar Oil Company by CRII occurred at the beginning of the periods presented. The unaudited pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have achieved had the acquisition been consummated at that time:

                                      Pro Forma                  Pro Forma
                                      ---------                  ---------
                                  Three Months Ended          Nine Months Ended
                                     September 30,              September 30,
                                  2000          2001          2000          2001
                                  ----          ----          ----          ----

                                     ($ in thousand, except per share data)
Revenue                       $   109,373   $   86,671   $   322,631   $   321,920
Net Income                         13,664        2,783        37,139        31,812
Earnings Per Common Share
        Basic                 $      0.95   $     0.19   $      2.58   $      2.21
        Diluted               $      0.95   $     0.19   $      2.58   $      2.21

3.  LONG-TERM DEBT

     Long-term debt as of December 31, 2000 and September 30, 2001, consisted of the following:

                           December 31, 2000  September 30, 2001
                           -----------------  ------------------
                                      ($ in thousands)
Senior Subordinated Notes       $130,150         $127,150
Credit Facility                   10,200           48,095
                                --------         --------
    Outstanding debt             140,350          175,245
Less current portion              10,200            5,400
                                --------         --------
    Total long-term debt        $130,150         $169,845
                                ========         ========

     On July 9, 2001, the Company acquired the assets of Farrar Oil Company and its subsidiary. The Company borrowed $27.0 million as a term loan and $6.7 million as a revolving loan under its bank credit facility to fund the acquisition. The current borrowing base on the revolving loan is $33.0 million until May 31, 2003, when the next redetermination is expected to take place.

4.   CRUDE OIL MARKETING

     The Company enters into third party contracts to purchase and resell crude oil at prices based on current month NYMEX prices, current posting prices or at a stated contract price. Purchases and sales are recorded at the stated contract price. During the quarter ended September 30, 2001, the Company had revenues from the resales of crude oil and expenses for the purchase of crude oil of $48.8 million and $48.2 million, respectively, resulting in a gain from crude oil marketing activities during the quarter of $0.6 million.

     The Company accounts for its crude oil marketing activities in accordance with EITF 98-10 "Accounting for Energy Trading and Risk Management Activities." This statement requires that contracts for the purchase and sale of energy commodities which are entered into for the purpose of speculating on market movements or otherwise generating gains from market price differences to be recorded at their market value, as of the balance sheet date, with any corresponding gains or losses recorded as income from operations. At September 30, 2001, the market value of the Company's open energy trading contracts resulted in an unrealized gain of $0.1 million which is recorded in crude oil marketing revenues in the accompanying consolidated statement of operations and prepaid expenses in the accompanying consolidated balance sheet.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". As a result of SFAS No. 137, adoption of SFAS No.133 is now required for financial statements for periods beginning after June 15, 2000. In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133, every derivative instrument is recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. During 2000, management reviewed all contracts throughout the Company to identify both freestanding and embedded derivatives which meet the criteria set forth in SFAS No. 133 and SFAS No. 138. The Company adopted the new standards effective January 1, 2001. On September 30, 2001, the Company had no outstanding hedges or derivatives which had not been previously marked to market through its accounting for trading activity. As a result, the adoption of SFAS No. 133 and SFAS No. 138 had no significant impact on the Company's financial position or results of operations.

5.   EARNINGS PER SHARE

     Earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted-average number of shares used to compute basic earnings per common share was 14,368,919 in 2000 and 2001. The weighted-average number of shares used to compute diluted earnings per share was 14,368,919 for 2001. There were no common stock equivalents outstanding during the nine months ended September 30, 2000.

6.   GUARANTOR SUBSIDIARIES

     The Company's wholly owned subsidiaries, Continental Gas, Inc. (CGI), Continental Crude Co. (CCC) and Continental Resources of Illinois, Inc. (CRII) have guaranteed the Company's outstanding Senior Subordinated Notes and its bank credit facility. The following is a summary of the condensed consolidating financial information of CGI and CRII as of December 31, 2000 and September 30, 2001, and for the three and nine month periods ended September 30, 2000 and 2001.

                                   Condensed Consolidating Balance Sheet
                                          as of December 31, 2000
                                             ($ in thousands)
                                                        Guarantor
                                                      Subsidiaries    Parent   Eliminations  Consolidated
                                                      ------------    ------   ------------  ------------
Current Assets                                          $   5,836   $  38,118   $  (5,989)   $  37,965

Noncurrent Assets                                          19,467     241,202         (11)     260,658
                                                        ---------   ---------   ---------    ---------
Total Assets                                            $  25,303   $ 279,320   $  (6,000)   $ 298,623
                                                        =========   =========   =========    =========

Current Liabilities                                     $   5,133   $  39,936   $    (149)   $  44,920

Noncurrent Liabilities                                      5,840     130,257      (5,840)     130,257

Stockholder's Equity                                       14,330     109,127         (11)     123,446
                                                        ---------   ---------   ---------    ---------
Total Liabilities and Stockholder's
     Equity                                             $  25,303   $ 279,320   $  (6,000)   $ 298,623
                                                        =========   =========   =========    =========

                                   Condensed Consolidating Balance Sheet
                                         as of September 30, 2001
                                             ($ in thousands)
                                                        Guarantor
                                                      Subsidiaries    Parent   Eliminations  Consolidated
                                                      ------------    ------   ------------  ------------
Current Assets                                          $  5,656    $ 54,853    $(29,425)    $ 31,084

Noncurrent Assets                                         44,961     272,370         (11)     317,320
                                                        ---------   ---------   ---------    ---------
Total Assets                                            $ 50,617    $327,223    $(29,436)    $348,404
                                                        =========   =========   =========    =========

Current Liabilities                                     $  2,179    $ 27,977    $   (267)    $ 29,889

Noncurrent Liabilities                                    29,158     169,937     (29,158)     169,937

Stockholder's Equity                                      19,280     129,309         (11)     148,578
                                                        ---------   ---------   ---------    ---------
Total Liabilities and Stockholder's
     Equity                                             $ 50,617    $327,223    $(29,436)    $348,404
                                                        =========   =========   =========    =========

                             Condensed Consolidating Statements of Operations
                               For the Three Months Ended September 30, 2000
                                             ($ in thousands)
                                                        Guarantor
                                                      Subsidiaries    Parent   Eliminations  Consolidated
                                                      ------------    ------   ------------  ------------
Total Revenues                                          $   9,093   $  95,637   $    (846)   $ 103,884

Operating Costs & Expenses                                 (8,630)    (81,590)        864      (89,356)

Other Income(Expense)                                        (120)     (1,212)     (1,909)      (3,241)
                                                        ---------   ---------   ---------    ---------
Net Income                                              $     343   $  12,835   $  (1,891)   $  11,287
                                                        =========   =========   =========    =========

                             Condensed Consolidating Statements of Operations
                               For the Three Months Ended September 30, 2001
                                             ($ in thousands)
                                                        Guarantor
                                                      Subsidiaries    Parent   Eliminations  Consolidated
                                                      ------------    ------   ------------  ------------
Total Revenues                                          $ 12,492    $ 74,956    $   (777)    $ 86,671

Operating Costs & Expenses                                (9,530)    (71,556)        777      (80,309)

Other Income(Expenses)                                      (439)     (3,140)          0       (3,579)
                                                        ---------   ---------   ---------    ---------
Net Income                                              $  2,523    $    260    $      0     $  2,783
                                                        =========   =========   =========    =========

                             Condensed Consolidating Statements of Operations
                               For the Nine Months Ended September 30, 2000
                                             ($ in thousands)
                                                        Guarantor
                                                      Subsidiaries    Parent   Eliminations  Consolidated
                                                      ------------    ------   ------------  ------------
Total Revenues                                          $  24,947   $ 285,584   $  (2,234)   $ 308,297

Operating Costs & Expenses                                (22,843)   (248,507)      2,251     (269,099)

Other Income(Expense)                                         108      (6,106)     (1,908)      (7,906)
                                                        ---------   ---------   ---------    ---------
Net Income                                              $   2,212   $  30,971   $  (1,891)   $  31,292
                                                        =========   =========   =========    =========

                             Condensed Consolidating Statements of Operations
                               For the Nine Months Ended September 30, 2001
                                             ($ in thousands)
                                                        Guarantor
                                                      Subsidiaries    Parent   Eliminations  Consolidated
                                                      ------------    ------   ------------  ------------
Total Revenues                                          $  39,375   $ 273,940   $  (2,914)   $ 310,401

Operating Costs & Expenses                                (33,794)   (246,002)      2,914     (276,882)

Other Income(Expenses)                                       (630)     (7,756)          0       (8,386)
                                                        ---------   ---------   ---------    ---------
Net Income                                              $   4,951   $  20,182   $       0    $  25,133
                                                        =========   =========   =========    =========

     At September 30, 2001, current liabilities payable to the Company by the guarantor subsidiaries totaled approximately $29.2 million. For the nine months ended September 30, 2000 and 2001, depreciation, depletion and amortization included in the guarantor subsidiaries operating costs were approximately $1.6 million and $2.6 million, respectively.

     Since its incorporation, CCC has had no operations, has acquired no assets and has incurred no liabilities.

7.   RELATED PARTY TRANSACTIONS

     On May 30, 2001, the Company made a short term advance to an affiliated company for $1.9 million with an interest rate of 6% annually. On July 31, 2001, the affiliated company repaid the balance, plus interest.

8.   ACCOUNTING PRONOUNCEMENTS

     In June 2001 the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization but will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company's acquisition of the assets of Farrar Oil Company in July 2001 is subject to these new standards. The Company does not anticipate recognizing goodwill in connection with this acquisition.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No.143 will affect the Company's accrued abandonment costs for oil and gas properties and will require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Adoption of SFAS No. 143 is required for financial statements for periods beginning after June 15, 2002. The Company will adopt this new standard effective January 1, 2003. Management has not yet determined what the impact of this new standard will be on its financial position or results of operation.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that an impairment loss be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and that the measurement of an impairment loss be the difference between the carrying amount and fair value of the asset. Adoption of SFAS No. 144 is required for financial statements for periods beginning after December 15, 2001. The Company will adopt this new standard effective January 1, 2002. Management has not yet determined what the impact of this new standard will be on its financial position or results of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

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

RESULTS OF OPERATIONS

REVENUES

GENERAL

     Our revenues, excluding crude oil marketing, decreased $1.4 million, or 3%, to $37.8 million during the three months ended September 30, 2001, from $39.2 million during the comparable period in 2000. The decrease is mainly attributable to lower oil and gas prices.

OIL AND GAS SALES

     Our oil and gas sales revenue for the three months ended September 30, 2001, decreased $1.7 million, or 6%, to $27.6 million from $29.3 million during the comparable period in 2000 due primarily to the decrease in oil and gas prices. During the three months ended September 30, 2001, we sold 955 MBbls of oil and 1,950 MMcf of natural gas, or 1,281 MBoe compared to sales of 1,135 MBoe for the same period in 2000.

     Our oil revenues for the three months ended September 30, 2001, decreased $1.2 million, or 5%, to $23.4 million from $24.6 million during the same period in 2000. Our oil production increased by 137 MBbls to 955 MBbls, or 17%, for the three months ended September 30, 2001, from 818 MBbls for the comparable period in 2000. Our acquisition of the assets of Farrar Oil Company in July 2001 resulted in an increase in our sales of 131 MBbls of oil and approximately $3.4 million of revenue in the third quarter of 2001. Oil prices, exclusive of adjustments, decreased to an average of $24.54/Bbl, or 19%, during the three months ended September 30, 2001, from $30.15/Bbl, for the comparable 2000 period.

     Our gas revenues decreased $2.5 million, or 38%, to $4.2 million from $6.7 million for the three month period ended September 30, 2001, compared to the same period in 2000. Our gas production for the period increased 48 Mmcf, or 3%, to 1,950 Mmcf from 1,902 Mmcf in 2000. Our acquisition of the assets of Farrar Oil Company in July 2001 resulted in an increase in our natural gas sales of 24 Mmcf of gas and approximately $45,000 in revenue in the third period of 2001. Gas prices decreased to an average of $2.05/Mcf, or 40%, from $3.42/Mcf for the comparable 2000 period.

CRUDE OIL MARKETING

     During the three month period ended September 30, 2001, we recognized revenues on crude oil purchased for resale of $48.8 million, a $15.9 million or 25% decrease compared to $64.7 million for the three month period ended September 30, 2000. Volumes have decreased by approximately 800,000 barrels resulting in our decrease in crude oil marketing revenues for the three months periods.

GATHERING, MARKETING AND PROCESSING

     Our gathering, marketing and processing revenue in the third quarter of 2001 was $7.6 million, a decrease of $0.4 million, or 5%, from $8.0 million in the same period in 2000. This decrease in revenue during the third quarter was attributable to lower natural gas and liquid prices in the 2001 period.

OIL AND GAS SERVICE OPERATIONS

     Our oil and gas service operations for the three months ended September 30, 2001, was $2.6 million, an increase of $0.8 million or 42% from $1.8 million for the three months ended September 30, 2000. The increase was due primarily to greater volumes of reclaimed oil sales from our central treating unit and the addition of Continental of Illinois.

OPERATING COSTS AND EXPENSES

PRODUCTION EXPENSES

     Our production expenses increased by $2.6 million, or 55%, to $7.3 million during the three months ended September 30, 2001, from $4.7 million during the comparable period in 2000. The increase was primarily due to the acquisition of the assets of Farrar Oil Company in July 2001 for $1.3 million and the unitization expenses related to the Cedar Hills Unit.

PRODUCTION TAXES

     Our production taxes decreased by $0.5 million, or 19%, to $1.9 million during the three months ended September 30, 2001, from $2.4 million during the comparable period in 2000. The decrease was due to lower prices in the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

EXPLORATION EXPENSES

     For the three months ended September 30, 2001, our exploration expenses increased $3.2 million, or 205%, to $4.7 million from $1.5 million during the comparable period of 2000. The increase was due to a $2.2 million increase in dry hole costs and $0.9 million increase in expired lease and plugging costs.

CRUDE OIL MARKETING

     For the three months ended September 30, 2001, we recognized expense for the purchases of crude oil purchased for resale of $48.2 million, a decrease of $15.6 million, or 25%, compared to purchases of crude oil for resale of $63.8 million for the three months ended September 30, 2000. The decrease was due to a decrease in costs of crude oil purchased and a decrease in volumes.

GATHERING, MARKETING, AND PROCESSING

     During the three months ended September 30, 2001, we incurred gathering, marketing and processing expenses of $4.9 million, representing a $2.0 million, or 28% decrease from the $6.9 million incurred in the third quarter of 2000 due to decreased system volumes and lower natural gas and liquid prices.

OIL AND GAS SERVICE OPERATIONS

     During the three months ended September 30, 2001, we incurred oil and gas services operations expenses of $1.7 million, an increase of $0.4 million, or 33% from $1.3 million in the third quarter of 2000. The increase is due to greater volumes treated at our central treating unit.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

     For the three months ended September 30, 2001, our DD&A expense increased $1.8 million, or 31%, to $7.5 million from $5.7 million for the comparable period in 2000. The increase is primarily due to the acquisition of the assets of Farrar Oil Company in July 2001 which added approximately $1.1 million and a downward reserve revision on the Worland properties due to the loss of a contract which went from $1.00 less NYMEX to approximately $8.00 less NYMEX.

GENERAL AND ADMINISTRATIVE ("G&A")

     For the three months ended September 30, 2001, our G&A expense was $4.0 million, net of overhead reimbursement of $0.7 million, for a period total of $3.3 million or an increase of $0.8 million or 32%, from our G&A expense of $3.0 million net of overhead reimbursement of $0.5 million for a net of $2.5 million during the comparable period in 2000. The increase was primarily due to the acquisition of the assets of Farrar Oil Company in July 2001 which added $0.5 million to G&A expense along with additional legal and professional fees. Our G&A expenses per Boe for the third quarter of 2001 was $2.55 compared to $2.20 for the third quarter of 2000.

INTEREST EXPENSE

     For the three months ended September 30, 2001, our interest expense increased $0.04 million, or 1% to $3.90 million from $3.86 million for the three months ended September 30, 2000. The increase was additional interest paid on our credit facility.

OTHER INCOME

     Our other income for the three months ended September 30, 2001, decreased $0.3 million, or 61% to $0.2 million compared to $0.5 million for the same period in 2000.

NET INCOME

     For the three months ended September 30, 2001, our net income was $2.8 million, a decrease in net income of $8.5 million, or 75%, from $11.3 million for the comparable period in 2000. The decrease in net income was due primarily to lower oil and gas prices and increases in exploration and DD&A expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

GENERAL

     Our revenues, excluding crude oil marketing, increased $17.5 million, or 16%, to $129.1 million during the nine months ended September 30, 2001, from $111.6 million during the comparable period in 2000. The increase is mainly attributable to increased oil and gas volumes and gas prices with slightly lower oil prices and a new gathering and compression facilities.

OIL AND GAS SALES

     Our oil and gas sales revenue for the nine months ended September 30, 2001, increased $6.4 million, or 8%, to $90.5 million from $84.1 million during the same period in 2000 due to increased oil and gas volumes. During the nine months ended September 30, 2001, we sold 2,549 MBbls of oil and 6,208 MMcf of natural gas, or 3,585 MBoe compared to sales of 3,517 MBoe for the same period in 2000. Our oil revenues for the nine months ended September 30, 2001, decreased $6.1 million, or 8%, to $66.0 million from $72.1 million in the same period in 2000. Our oil production increased by 21 MBbls to 2,549 MBbls, or 1%, for the nine months ended September 30, 2001, from 2,528 MBbls for the same period in 2000. Our acquisition of the assets of Farrar Oil Company in July 2001 resulted in an increase in oil sales of 131 MBbls of oil and approximately $3.4 million of revenue in the third quarter of 2001. Oil prices, exclusive of hedging and adjustments, decreased to an average of $25.90/Bbl, or 9%, during the nine months ended September 30, 2001, from $28.52/Bbl, for the comparable 2000 period. The decrease in oil sales is due to lower oil prices in 2001. Our gas revenues for the nine months ended September 30, 2001, increased $8.9 million, or 57%, to $24.4 million from $15.5 million in the same period in 2000. Our gas production for the period increased 281 Mmcf, or 5%, to 6,208 Mmcf from 5,927 Mmcf in 2000. Our acquisition of the assets of Farrar Oil Company in July
2001 resulted in an increase in our natural gas sales of 24 Mmcf of gas and approximately $45,000 in revenue in the third period of 2001. Gas prices increase to an average of $3.90/Mcf, or 51%, from $2.58/Mcf, for the comparable 2000 period. The increase in gas revenues is due to higher gas prices in 2001 and increased volumes primarily in our Gulf Coast region.

CRUDE OIL MARKETING

     For the year to date period ended September 30, 2001, we have recognized $181.2 million, a $15.4 million decrease on crude oil purchased for resale compared to $196.6 million for the nine months ended September 30, 2000. Volumes decreased by approximately 1.5 million barrels resulting in the decrease in crude oil marketing revenues.

GATHERING, MARKETING AND PROCESSING

     Our gathering, marketing and processing revenue for the nine months ended September 30, 2001, was $32.0 million, a $10.0 million, or 46% increase, from $22.0 million in the comparable 2000 period. The increase for the nine month period was due to increased system volumes resulting from the expansion of existing facilities and the construction and operation of our new gathering and compression facilities in the state of Texas and higher natural gas and liquid prices in the 2001 period.

OIL AND GAS SERVICE OPERATIONS

     Our oil and gas service operations for the nine months ended September 30, 2001, increased $1.1 million, or 21%, to $6.6 million from $5.5 million during the same period in 2000. The increase was due primarily to greater volumes of reclaimed oil sales from our central treating unit.

OPERATING COSTS AND EXPENSES

PRODUCTION EXPENSES

     Our production expenses increased by $7.3 million, or 50%, to $21.7 million for the nine months ended September 30, 2001, from $14.4 million during the comparable period in 2000. The increase was primarily due to the acquisition of the assets of Farrar Oil Company on July 9, 2001, and various expenses relating to the unitization of the Cedar Hills Unit. Also, energy costs increased approximately $2.5 million and repairs and labor costs increased approximately $1.7 million.

PRODUCTION TAXES

     Our production taxes for the nine months ended September 30, 2001, increased by $0.1 million, or 2%, to $6.8 million compared to $6.7 million in the comparable period of 2000. The increase was due to higher gas prices and higher tax rates on wells in North Dakota that have reached the expiration date of tax relief given on newly drilled wells.

EXPLORATION EXPENSES

     Our expense for the nine months ended September 30, 2001, increased $2.4 million, or 37%, to $8.9 million from $6.5 million incurred in the comparable period in 2000. The increase was due primarily to a $3.0 million increase in dry hole costs and a $0.8 million increase in plugging costs offset by a decrease of $1.3 million in expired leases.

CRUDE OIL MARKETING

     For the nine month period ended September 30, 2001, our purchases of crude oil decreased by $16.2 million, or 8%, to $180.2 million from $196.4 million for the same period in 2000. The decrease was mainly due to reduced volumes of crude oil purchased.

GATHERING, MARKETING, AND PROCESSING

     Our gathering, marketing and processing expenses for the nine months ended September 30, 2001, were $25.2 million, a $7.3 million, or 41% increase, from $17.9 million in the same period in 2000 due to increased system volumes resulting from the expansion of existing facilities and the construction and operation of our new gathering and compression facilities in the state of Texas and higher natural gas and liquids prices.

OIL AND GAS SERVICE OPERATIONS

     Our oil and gas service operations expenses increased by $1.1 million, or 29% to $4.8 million for the nine months ended September 30, 2001, compared to $3.7 million for the same period in 2000. The increase is due to greater volumes treated at our central treating unit.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

     For the nine months ended September 30, 2001, our DD&A expense increased $3.8 million, or 24% to $19.8 million from $16.0 million for the same period in 2000. The increase is primarily due to the decrease in reserves as of June 30, 2001, due to decreased production, a downward reserve revision on the Worland properties due to the loss of a contract and the acquisition of the assets of Farrar Oil Company in July 2001.

GENERAL AND ADMINISTRATIVE ("G&A")

     For the nine month period ended September 30, 2001, our G&A expense was $9.3 million, net of overhead reimbursement of $1.5 million, for a period total of $7.8 million or an increase of $1.9 million, or 32%, from our G&A expense of $7.3 million net of overhead reimbursement of $1.4 million for a total of $5.9 million during the comparable period in 2000. Our G&A expense per Boe for the first nine months of 2001 was $2.17 compared to $1.68 for the same period in 2000. The increase was primarily due to increased legal expense and increased employment expenses and the acquisition of the assets of Farrar Oil Company in July 2001.

INTEREST EXPENSE

     For the nine months ended September 30, 2001, our interest expense decreased $0.9 million, or 8% to $11.1 million from $12.0 million for the same period in 2000. The decrease was attributable to the purchase and retirement of $13.8 million of our Senior Subordinated Notes subsequent to September 30, 2000.

OTHER INCOME

     Our other income for the year to date ended September 30, 2001, was $2.1 million compared to $3.5 million for the year to date ended September 30, 2000. The decrease reflects the gain on the sale of the Arkoma properties for $3.1 million in 2000 compared to a gain on the sale of 62 uneconomical wells at the Clearinghouse Auction on April 11, 2001, which was approximately $2.0 million and a gain on the repurchase in the second quarter of 2001of our senior subordinated notes of $0.1 million offset by other miscellaneous expenses.

NET INCOME

     For the nine months ended September 30, 2001, our net income was $24.7 million, a decrease in net income of $6.6 million, or 21%, from $31.3 million for the comparable period in 2000. The decrease in net income was due to lower oil prices and increased drilling activity in 2001.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS

     Net cash provided by our operating activities for the nine months ended September 30, 2001, was $43.9 million, a decrease of $3.4 million, or 7%, from $47.3 million provided by operating activities during the comparable 2000 period. The decrease is the result of lower oil and gas prices offset by $1.8 million provided by operating activities from CRII in the third quarter of 2001.

DEBT

     Our long-term debt at December 31, 2000, was $130.1 million and at September 30, 2001, was $169.8 million. During the quarter ended September 30, 2001, we purchased the assets of Farrar Oil Company and its subsidiary for $33.7 million, using funds borrowed under our credit facility to fund the acquisition. Of the $33.7 million, $27 million is a term loan and $6.7 million was drawn against our revolving loan. Subsequent to September 30, 2001, we drew $2.5 million against our credit facility, increasing our outstanding borrowings to $50.5 million.

CREDIT FACILITY

     Our long-term debt outstanding under our credit facility at September 30, 2001 included $22.4 million of revolving credit debt. The effective rate of interest under the credit facility was 5.3% at September 30, 2001. The second restated credit agreement was amended on July 9, 2001, to consist of a revolving commitment of $33.0 million and a term commitment of $27.0 million. The revolving maturity date is May 31, 2003. As of September 30, 2001, the revolving loan balance is not a current liability. The term commitment maturity date is July 9, 2006 and requires quarterly principal payments of $1,350,000 plus interest, commencing September 30, 2001. The Credit Facility charges interest based on the lead bank's prime rate or the London Interbank Offered Rate for 1, 2, 3 or 6-month offshore deposits as offered by the lead bank to major banks in the London Interbank Market and adjusted for maximum cost of reserves, if any. The current borrowing base of our credit facility is $33.0 million of which $8.1 million was available at November 14, 2001.

CAPITAL EXPENDITURES

     Our 2001 capital expenditures budget is $70.7 million, exclusive of acquisitions. During the nine months ended September 30, 2001, we incurred $46.7 million of capital expenditures, exclusive of acquisitions, compared to $30.3 million, exclusive of acquisitions, in the nine month period of 2000. The $16.4 million, or 54% increase was the result of increased drilling activity in the Rocky Mountain and Gulf Coast regions. We expect to fund the remainder of our 2001 capital budget through cash flow from operations and our credit facility.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk in the normal course of our business operations. Management believes that we are well positioned with our mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, we, from time to time, have used derivative hedging instruments or forward sales contracts and may do so in the future as a means of controlling its exposure to price changes. Most of our purchases are made at either a NYMEX based price or a fixed price. As of September 30, 2001, we had no fixed sales contracts to hedge our price risk exposure on our production.

     RISK MANAGEMENT

     The risk management process established by us is designed to measure both quantitative and qualitative risks in our businesses. We are exposed to market risk, including changes in interest rates and certain commodity prices.

     To manage the volatility relating to these exposures, periodically we enter into various derivative transactions pursuant to our policies on hedging practices. Derivative positions are monitored using techniques such as mark-to-market valuation and value-at-risk and sensitivity analysis.

     Subsequent to September 30, 2001, our management decided to enter into forward sales contracts for 2,000 Bbls per day of our oil production at $21.98 per barrel from November 2001 through February 2003.

     COMMODITY PRICE EXPOSURE

     The market risk inherent in our market risk sensitive instruments and positions is the potential loss in value arising from adverse changes in our commodity prices.

     The prices of crude oil, natural gas, and natural gas liquids are subject to fluctuations resulting from changes in supply and demand. To partially reduce price risk caused by these market fluctuations, we may hedge (through the utilization of derivatives) a portion of our production and sale contracts. Because the commodities covered by these derivatives are substantially the same commodities that we buy and sell in the physical market, no special studies other than monitoring the degree of correlation between the derivative and cash markets, are deemed necessary.

     A sensitivity analysis has been prepared to estimate the price exposure to the market risk of our crude oil, natural gas and natural gas liquids commodity positions. Our daily net commodity position consists of crude inventories, commodity purchase and sales contracts and derivative commodity instruments. The fair value of such position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices over the next 12 months. Based on this analysis, we have no significant market risk related to our crude trading or hedging portfolios. We have no oil or gas hedging transactions for our production or net long or short fixed price positions in respect to our crude oil marketing activities as of September 30, 2001.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July 1999 the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". As a result of SFAS No. 137, adoption of SFAS No. 133 is now required for financial statements for periods beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133 every derivative instrument is recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. During 2000, management reviewed all our contracts to identify both freestanding and embedded derivatives which meet the criteria set forth in SFAS No. 133 and SFAS No. 138. We adopted the new standards effective January 1, 2001. We have no outstanding hedges or derivatives which had not been previously marked to market through our accounting for trading activity. As a result, the adoption of SFAS No. 133 and SFAS No. 138 had no significant impact.

     INTEREST RATE RISK

     Our exposure to changes in interest rates relates primarily to long-term debt obligations. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. The fair value of long-term debt is estimated based on quoted market prices and management's estimate of current rates available for similar issues. The following table itemizes our long-term debt maturities and the weighted-average interest rates by maturity date.

(dollars in thousands)         2001            2002           2003           2004      Thereafter    Total      Fair Value
---------------------------------------------------------------------------------------------------------------------------
Fixed rate debt:
    Principal amount                                                    $  127,150    $  127,150    $117,938
    Weighted-average
        interest rate                                                        10.25%        10.25%         --
Variable-rate debt:
    Principal amount     $     1,350    $     5,400       $ 30,300      $    5,400    $    8,100    $ 50,550      $ 50,550
    Weighted-average
         interest rate           5.3%           5.3%           5.3%            5.3%          5.3%        5.3%           --
---------------------------------------------------------------------------------------------------------------------------


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a).  Exhibits
                                   DESCRIPTION

2.1 Agreement and Plan of Recapitalization of Continental Resources, Inc. dated October 1, 2000. (4)[2.1]

3.1 Amended and Restated Certificate of Incorporation of Continental Resources, Inc. (1)[3.1]

3.2       Amended and Restate Bylaws of Continental Resources, Inc. (1)[3.2]

3.3       Certificate of Incorporation of Continental Gas, Inc. (1)[3.3]

3.4       Bylaws of Continental Gas, Inc., as amended and restated. (1)[3.4]

3.5        Certificate of Incorporation of Continental Crude Co. (1)[3.5]

3.6        Bylaws of Continental Crude Co. (1)[3.6]

4.1 Restated Credit Agreement dated April 21, 2000 among Continental Resources, Inc. and Continental Gas, Inc., as Borrowers and MidFirst Bank as Agent (the "Credit Agreement") (3)[4.4]

4.1.1     Form of Consolidated Revolving Note under the Credit Agreement
          (3)[4.4]

4.1.2 Second Amended and Restated Credit Agreement among Continental Resources, Inc., Continental Gas, Inc. and Continental Resources of Illinois, Inc., as Borrowers, and MidFirst Bank, dated July 9, 2001.
          (5)[10.1]

4.3 Indenture dated as of July 24, 1998 between Continental Resources, Inc., as Issuer, the Subsidiary Guarantors named therein and the United States Trust Company of New York, as Trustee (1)[4.3]

10.4 Conveyance Agreement of Worland Area Properties from Harold G. Hamm, Trustee of the Harold G. Hamm Revocable Intervivos Trust dated April 23, 1984 to Continental Resources, Inc. (2)[10.4]

10.5 Purchase Agreement signed January 2000, effective October 1, 1999 by and between Patrick Energy Corporation as Buyer and Continental Resource, Inc. as Seller (2)[10.5]

10.6      Continental Resources, Inc. 2000 Stock Option Plan (4)[10.6]

10.7      Form of Incentive Stock Option Agreement (4)[10.7]

10.8      Form of Non-Qualified Stock Option Agreement (4)[10.8]

10.9 Purchase and Sales Agreement between Farrar Oil Company and Har-Ken Oil Company, as Sellers, and Continental Resources of Illinois, Inc., as Purchaser, dated May 14, 2001 (5)[2.1]

12.1      Statement re computation of ratio of debt to Adjusted EBITDA (4)[12.1]

12.2      Statement re computation of ratio of earning to fixed charges
          (4)[12.2]

12.3 Statement re computation of ratio of Adjusted EBITDA to interest expense (4)[12.3]

21.0      Subsidiaries (6)[21.0]

---------------

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

(5) Filed as an exhibit to current report on Form 8-K dated July 18, 2001. The exhibit number is indicated in brackets and incorporated herein by reference.

(6) Filed as an exhibit to quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2001. The exhibit number is indicated in brackets and incorporated herein by reference.

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

Date: November 14, 2001


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

21.0      Subsidiaries                          Incorporated herein by reference