Form 10-K
period 2001-12-31
CONTINENTAL RESOURCES INC
filed 2002-04-01
CIK 732834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

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

As of April 1, 2002, there were 14,368,919 shares of the registrant's common stock, par value $.01 per share, outstanding. The common stock is privately held by affiliates of the registrant. Documents incorporated by reference: None

                           CONTINENTAL RESOURCES, INC.

                          Annual Report on Form 10 - K
                      for the Year Ended December 31, 2001

                                TABLE OF CONTENTS


                                     PART I
ITEM 1.  BUSINESS...........................................................1
ITEM 2.  PROPERTIES........................................................13
ITEM 3.  LEGAL PROCEEDINGS.................................................20
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............20

                                     PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS...........................................................20
ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA.............................21
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.............................................22
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................31
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE..............................................31

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................31
ITEM 11. EXECUTIVE COMPENSATION............................................33
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....34
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................35

                                     PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..36

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the statements under this Item and elsewhere in this Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-K, including without limitation statements under "Item 1. Business," "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding budgeted capital expenditures, increases in oil and gas production, the Company's financial position, oil and gas reserve estimates, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulation of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimates and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from the Company's expectations are disclosed under "Risk Factors" and elsewhere in this form 10-K. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's actual results and plans for 2002 and beyond could differ materially from those expressed in forward-looking statements. All subsequent written and oral forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

ITEM 1. BUSINESS

OVERVIEW

     Continental Resources, Inc. and its subsidiaries, Continental Gas, Inc. ("CGI"), Continental Resources of Illinois, Inc. ("CRII") and Continental Crude Co. ("CCC") (collectively "Continental" or the "Company"), are engaged in the exploration, exploitation, development and acquisition of oil and gas reserves, primarily in the Rocky Mountain and the Mid-Continent regions of the United States, and to a lesser but growing extent, in the Gulf Coast region of Texas and Louisiana. In addition to its exploration, development, exploitation and acquisition activities, the Company currently owns and operates 700 miles of natural gas pipelines, six gas gathering systems and two gas processing plants in its operating areas. The Company also engages in natural gas marketing, gas pipeline construction and saltwater disposal. Capitalizing on its growth through the drill-bit and its acquisition strategy, the Company has increased its estimated proved reserves from 26.6 million barrels of oil equivalent ("MMBoe") in 1995 to 68.4 MMBoe at year-end 2001, and has increased its annual production from 2.2 MMBoe in 1995 to 4.9 MMBoe in 2001. As of December 31, 2001, the Company's reserves had a present value of estimated future net cash flows, discounted at 10% ("PV-10") of $308.6 million calculated in accordance with the Securities and Exchange Commission (the "Commission" or "SEC") guidelines. Approximately 87% of the Company's estimated proved reserves were oil and approximately 60% of its total estimated reserves were classified as proved developed. At December 31, 2001, the Company had interests in 2,066 producing wells of which it operated 1,311. The Company was originally formed in 1967 to explore, develop and produce oil and gas in Oklahoma. Through 1993 the Company's activities and growth remained focused primarily in Oklahoma. In 1993, the Company expanded its activity into the Rocky Mountain and Gulf Coast regions. Through drilling success and strategic acquisitions, 84% of the Company's estimated proved reserves as of December 31, 2001 are now found in the Rocky
Mountain region. The Company's growth in the Gulf Coast region during the mid-1990's was slowed due to the rapid growth of the Rocky Mountain region. Since 1999, drilling activity has increased significantly in the Gulf Coast region and it is proving to be another core operating area for the Company. To further expand it's Mid-Continent operations, the Company acquired Mt. Vernon Illinois-based Farrar Oil Company in 2001. Farrar has been a long time partner with the Company and provides the assets and experienced personnel from which the Company can expand its operations into the Illinois and Appalachian basins of the eastern United States.

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

PROPERTY OVERVIEW

     Rocky Mountain Region. The Company's Rocky Mountain properties are concentrated in the North Dakota, South Dakota and Montana portions of the Williston Basin, and in the Big Horn Basin in Wyoming. These properties represented 84% of the Company's estimated proved reserves and 70% of the PV-10 of the Company's proved reserves as of December 31, 2001. The Company owns approximately 401,000 net leasehold acres, has interests in 629 gross (540 net) producing wells and is the operator of 91% of these wells, and has identified 110 potential drilling locations in the Rocky Mountain region.

     The Williston Basin properties represented 75% of the Company's estimated proved reserves and 64% of the PV-10 of its proved reserves at December 31, 2001. In the Williston Basin, the Company owns approximately 308,000 net leasehold acres, has interests in 336 gross (297 net) producing wells and has identified 107 potential drilling locations. The Company's principal properties in the Williston Basin include seven high pressure air injection, or HPAI, secondary recovery units located in the Cedar Hills, Medicine Pole Hills and Buffalo Fields. The Company's extensive experience has demonstrated that its secondary recovery methods have increased the reserves recovered from existing fields by 200%-300% through the injection and withdrawal of fluids or gases. The combination of injection and withdrawal recovers additional oil from the reservoir that cannot be recovered by primary recovery methods. The Buffalo Field units are the oldest of the Company's secondary recovery projects and have been in operations since 1978. The Cedar Hills Field units are the most recent and largest of the Company's secondary recovery units representing approximately 60% of the proved reserves and 49% of the PV-10 attributable to the Company's proved reserves at December 31, 2001. Combined, the Company's seven HPAI secondary recovery projects represent over half of the HPAI projects in North America.

     In the Big Horn Basin, the Company's properties are focused in and around the Worland Field. The Worland Field represents 9% of the Company's estimated proved reserves and 6% of the PV-10 of the Company's proved reserves at December 31, 2001. In the Worland Field, the Company owns approximately 85,000 net leasehold acres and has interests in 293 gross (242 net) producing wells, of which 256 are operated by the Company. In the Worland Field the Company has identified three potential drilling locations, 13 potential workovers or recompletions and has initiated two pilot secondary recovery project to increase recovery of known oil in the field.

     Mid-Continent Region. The Company's Mid-Continent properties are located primarily in the Anadarko Basin of western Oklahoma, southwestern Kansas, Illinois, and in the Texas Panhandle. At December 31, 2001, the Company's estimated proved reserves in the Mid-Continent region represented 16% of the Company's total estimated proved reserves, 72% of the Company's natural gas reserves and 28% of the Company's PV-10. In the Mid-Continent region, the Company owns approximately 139,000 net leasehold acres, has interests in 1,404 gross (906 net) producing wells and has identified 53 potential drilling locations. The Company operates 57% of the gross wells in which it has interest.

     Gulf Coast Region. The Company's Gulf Coast properties are located primarily onshore, along the Texas and Louisiana coasts, and include the Pebble Beach and Luby projects in Nueces County, Texas and the Jefferson Island project in Iberia Parish, Louisiana. The Company also participates in Gulf of Mexico drilling ventures as part of the Company's ongoing expansion in the Gulf Coast region. The Company's Gulf Coast properties represented 1% of the Company's total estimated proved reserves, 4% of its estimated proved gas reserves and 2% PV-10 of the Company's proved reserves at December 31, 2001. In the Gulf Coast, the Company owns approximately 21,000 net leasehold acres, has interests in 33 gross (20 net) producing wells and has identified 34 potential drilling locations from 95 square miles of proprietary 3-D data and several hundred miles of non-proprietary 3-D seismic data. The Company operates 54% of the gross wells in which it has interests.

OTHER INFORMATION

     The Company's subsidiary, Continental Gas, Inc., was formed as a gas marketing company in April 1990. Currently, Continental Gas, Inc. specializes in gas marketing, pipeline construction, gas gathering systems and gas plant operations. On June 19, 2001, the Company formed a new subsidiary, Continental Resources of Illinois, Inc. (CRII), an Oklahoma corporation. On July 9, 2001, the Company through CRII purchased the assets of Farrar Oil Company and Har-Ken Oil Company, oil and gas operating companies in Illinois and Kentucky, respectively. The Company's remaining subsidiary, Continental Crude Co., has been inactive since its formation in 1998.

     Continental Resources, Inc. is headquartered in Enid, Oklahoma, with additional offices in Baker, Montana, Buffalo, South Dakota, Mt. Vernon, Illinois and field offices located within its various operating areas.

BUSINESS STRENGTHS

     The Company believes that it has certain strengths that provide it with significant competitive advantages and provide it with diversified growth opportunities, including the following:

     PROVEN GROWTH RECORD. The Company has demonstrated consistent growth through a balanced program of development, exploitation and exploratory drilling and acquisitions. The Company has increased its proved reserves 157% from 26.6 MMBoe in 1995 to 68.4 MMBoe as of December 31, 2001.

     SUBSTANTIAL DRILLING INVENTORY. The Company has identified more than 197 potential drilling locations based on geological and geophysical evaluations. As of December 31, 2001, the Company held approximately 581,000 net acres, of which approximately 57% were classified as undeveloped. Management believes that its current inventory and acreage holdings could support five years of drilling activities depending upon oil and gas prices.

     LONG-LIFE NATURE OF RESERVES. The Company's producing reserves are primarily characterized by relatively stable, mature production that is subject to gradual decline rates. As a result of the long-lived nature of its properties, the Company has relatively low reinvestment requirements to maintain reserve quantities, primary and secondary production levels and reserve values. The Company's properties have an average reserve life of approximately 14 years.

     SUCCESSFUL DRILLING AND ACQUISITION RECORD. The Company has maintained a successful drilling record. During the five years ended December 31, 2001, the Company participated in 329 gross wells of which 87% were successfully completed resulting in the addition of 44.5 MMBoe of proved developed reserves at an average finding cost of $4.42 per barrel of oil equivalent ("Boe"). The Company acquired 21.2 MMBoe at an average cost of $4.60 per Boe. Including major revisions of 36.9 MMBoe due primarily to fluctuating prices, the Company added a total of 65.7 MMBoe at an average cost of $4.48 per Boe during the last five years.

     SIGNIFICANT OPERATIONAL CONTROL. Approximately 95.7% of the Company's PV-10 at December 31, 2001, was attributable to wells operated by the Company, giving Continental significant control over the amount and timing of capital expenditures and production, operating and marketing activities.

     TECHNOLOGICAL LEADERSHIP. The Company has demonstrated significant expertise in the continually evolving technologies of 3-D seismic, directional drilling, and precision horizontal drilling, and is among the few companies in North America to successfully utilize high pressure air injection enhanced recovery technology on a large scale. Through the use of precision horizontal drilling the Company has experienced a 400% to 700% increase in initial flow rates. From inception, the Company has drilled 208 horizontal wells in the Rocky Mountains and Mid-Continent regions. Through the combination of precision horizontal drilling and secondary recovery technology, the Company has significantly enhanced the recoverable reserves underlying its oil and gas properties. Since its inception, Continental has experienced a 300% to 400% increase in recoverable reserves through use of these technologies.

     EXPERIENCED AND COMMITTED MANAGEMENT. Continental's senior management team has extensive expertise in the oil and gas industry. The Company's Chief Executive Officer, Harold Hamm, began his career in the oil and gas industry in 1967. Seven senior officers have an average of 23 years of oil and gas industry experience. Additionally, the Company's technical staff, which includes ten petroleum engineers and ten geoscientists, have an average of more than 23 years experience in the industry.

DEVELOPMENT, EXPLORATION AND EXPLOITATION ACTIVITIES

     CAPITAL EXPENDITURES. The Company's projected capital expenditures for development, exploitation and exploration activities in 2002 total $91.3 million. Approximately $61.0 million (66%) is targeted for drilling, $4.2 million (5%) for land and seismic, $2.0 million (2%) for workovers and recompletions and $24.1 million (27%) for secondary recovery projects and facilities. Funding for these expenditures will come from a combination of cash flow and the Company's credit facility.

     Preparing the Cedar Hills Field secondary recovery units to begin injection during the fourth quarter of 2002 will be given top priority and is projected to account for $65.0 million, or 71%, of the Company's projected capital expenditures for 2002. This includes $40.9 million for drilling injector wells and $24.1 million for compressors, equipment and facilities. Approximately $12.0 million and $8.2 million will be spent on development and exploration drilling, respectively, outside of the Cedar Hills unit. This is approximately 40% below historical averages but is necessary to accommodate funding the Cedar Hills development. Expenditures on projects outside of Cedar Hills will remain flexible and may vary from projections in response to commodity prices and available cash flow.

     DEVELOPMENT AND EXPLOITATION. The Company's development and exploitation activities are designed to maximize the value of existing properties. Activities include the drilling of vertical, directional and horizontal development wells, workover and recompletions in existing wellbores, and secondary recovery water flood and HPAI projects. During 2002, the Company expects to invest $52.8 million drilling 58 development drilling projects, representing 86% of the Company's total 2002 drilling budget. Within the development drilling budget, 77% will be spent drilling injector wells within the Cedar Hills units, 10% on other projects in the Williston and Big Horn Basins, 9% in the Gulf Coast region and 4% in the Mid-Continent region. The Company also expects to invest $2.0 million during 2002 on workovers and recompletions and $24.1 million on secondary recovery projects and related facilities. The following table sets forth the Company's development inventory as of December 31, 2001.

                                                                 NUMBER OF DEVELOPMENT PROJECTS
                                                                 ------------------------------
                                                                       ENHANCED/SECONDARY
                                                          DRILLING       WORKOVERS AND       RECOVERY
                                                          LOCATIONS      RECOMPLETIONS       PROJECTS     TOTAL
                                                          ---------      -------------       --------     -----
ROCKY MOUNTAIN:
     Williston Basin........................................  90               0                 4          94
     Big Horn Basin.........................................   3              13                 3          19
                                                              --              --                --          --
    Total ROCKY MOUNTAIN....................................  93              13                 7         113
MID-CONTINENT:
     Anadarko Basin.........................................  16               0                 1          17
     Black Warrior Basin....................................   4               0                 0           4
     Illinois Basin.........................................   2              20                 2          24
                                                              --              --                --          --
     Total MID-CONTINENT....................................  22              20                 3          45
GULF COAST..................................................
     Texas..................................................  12              15                 0          27
     Louisiana..............................................   0               0                 0           0
     Gulf of Mexico.........................................   0               0                 0           0
                                                              --              --                --          --
     Total GULF COAST.......................................  12              15                 0          27
TOTAL....................................................... 127              48                10         185
                                                             ===              ==                ==         ===

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

     The following table sets forth information pertaining to the Company's existing exploration project inventory at December 31, 2001:

                                                 NUMBER OF EXPLORATION PROJECTS
                                                DRILLING LOCATION    3-D SEISMIC
                                                -----------------    -----------
ROCKY MOUNTAIN:
     Williston Basin..............................    17                 3
     Big Horn Basin...............................     0                 0
                                                      --                --
    Total ROCKY MOUNTAIN..........................    17                 3
MID-CONTINENT
     Anadarko Basin...............................     5                 1
     Black Warrior Basin..........................    20                 0
     Illinois Basin...............................     6                 0
                                                      --                --
     Total MID-CONTINENT..........................    31                 1
GULF COAST
     Texas........................................    13                 3
     Louisiana....................................     4                 1
     Gulf of Mexico...............................     5                 5
                                                      --                --
     Total GULF COAST.............................    22                 9
TOTAL.............................................    70                13
                                                      ==                ==

     The Company will initiate, on a priority basis, as many projects as cash flow allows. The Company anticipates investing $8.2 million drilling 13 exploratory projects during 2002, representing 14% of the Company's total 2002 drilling budget with 15% to be spent in the Mid-Continent region, 10% in the Rocky Mountain region and 75% in the Gulf Coast region.

ACQUISITION ACTIVITIES

     The Company seeks to acquire properties, which have the potential to be immediately positive to cash flow, have long-lived, lower risk, relatively stable production potential, and provide long-term growth in production and reserves. The Company focuses on acquisitions that complement its existing exploration program, provide opportunities to utilize the Company's technological advantages, have the potential for enhanced recovery activities, and/or provide new core areas for the Company's operations.

RISK FACTORS

VOLATILITY OF OIL AND GAS PRICES

     The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and gas and natural gas liquids, which are dependent upon numerous factors such as weather, economic, political and regulatory developments and competition from other sources of energy. The Company is affected more by fluctuations in oil prices than natural gas prices, because a majority of its production is oil. The volatile nature of the energy markets and the unpredictability of actions of OPEC members makes it particularly difficult to estimate future prices of oil and gas and natural gas liquids. Prices of oil and gas and natural gas liquids are subject to wide fluctuations in response to relatively minor changes in circumstances, and there can be no assurance that future prolonged decreases in such prices will not occur. All of these factors are beyond the control of the Company. Any significant decline in oil and, to a lesser extent, in natural gas prices would have a material adverse effect on the Company's results of operations and financial condition. Although the Company may enter into price risk management arrangements from time to time to reduce its exposure to price risks in the sale of its oil and gas, the Company's price risk management arrangements are likely to apply to only a portion of its production and provide only limited price protection against fluctuations in the oil and gas markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

REPLACEMENT OF RESERVES

     The Company's future success depends upon its ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Unless the Company successfully replaces the reserves that it produces (through successful development, exploration or acquisition), the Company's proved reserves will decline. There can be no assurance that the Company will continue to be successful in its effort to increase or replace its proved reserves. To the extent the Company is unsuccessful in replacing or expanding its estimated proved reserves, the Company may be unable to pay the principal of and interest on its Senior Subordinated Notes ("the Notes") and other indebtedness in accordance with their terms, or otherwise to satisfy certain of the covenants contained in the indenture governing its Notes (the "Indenture") and the terms of its other indebtedness.

UNCERTAINTY OF ESTIMATES OF OIL AND GAS RESERVES AND FUTURE NET CASH FLOWS

     This report contains estimates of the Company's oil and gas reserves and the future net cash flows from those reserves which have been prepared by the Company and certain independent petroleum consultants. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. There are numerous uncertainties inherent in estimating quantities and future values of proved oil and gas reserves, including many factors beyond the control of the Company. Each of the estimates of proved oil and gas reserves, future net cash flows and discounted present values rely upon various assumptions, including assumptions required by the Commission as to constant oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated in the report. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this annual report on Form 10-K. In addition, the Company's reserves may be subject to downward or upward revision, based upon production history, results of future exploration and development, prevailing oil and gas prices and other factors, many of which are beyond the Company's control. The PV-10 of the Company's proved oil and gas reserves does not necessarily represent the current or fair market value of such proved reserves, and the 10% discount rate required by the Commission may not reflect current interest rates, the Company's cost of capital or any risks associated with the development and production of the Company's proved oil and gas reserves. At December 31, 2001, the estimated future net cash flows of $632.5 million and PV-10 of $308.6 million attributable to the Company's proved oil and gas reserves are based on prices in effect at that date ($18.67 per barrel ("Bbl") of oil and $1.96 per thousand cubic feet ("Mcf") of natural gas), which may be materially different from actual future prices.

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

EFFECTS OF LEVERAGE

     At  December  31,  2001,  on a  consolidated  basis,  the  Company  and the
Subsidiary Guarantors (defined below) had $183.4 million of indebtedness (including short-term indebtedness and current maturities of long-term indebtedness) compared to the Company's stockholders' equity of $135.1 million. Although the Company's cash flow from operations has been sufficient to meet its debt service obligations in the past, there can be no assurance that the Company's operating results will continue to be sufficient for the Company to meet its obligations. See "Selected Financial and Operating Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     The degree to which the Company is leveraged could have important consequences to the holders of the Notes. The potential consequences could include:

o The Company's ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes may be impaired in the future;

o A substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal of and interest on the Notes and the borrowings under the Credit Facility, thereby reducing funds available to the Company for its operations and other purposes;

o Certain of the Company's borrowings are and will continue to be at variable rates of interest, which expose the Company to the risk of increased interest rates;

o Indebtedness outstanding under the Credit Facility is senior in right of payment to the Notes, is secured by substantially all of the Company's proved reserves and certain other assets, and will mature prior to the Notes; and

o The Company may be substantially more leveraged than certain of its competitors, which may place it at a relative competitive disadvantage and make it more vulnerable to changing market conditions and regulations.

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

RESTRICTIVE COVENANTS

     The Credit Facility and the Indenture governing the Notes include certain covenants that, among other things, restrict:

o The making of investments, loans and advances and the paying of dividends and other restricted payments;

o    The incurrence of additional indebtedness;

o The granting of liens, other than liens created pursuant to the Credit Facility and certain permitted liens;

o Mergers, consolidations and sales of all or a substantial part of the Company's business or property;

o The hedging, forward sale or swap of crude oil or natural gas or other commodities;

o    The sale of assets; and

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

     At December 31, 2001, the Company had hedging contracts for a term of 15 months, which is in violation of a covenant with the Credit Facility. The Company asked for and received a waiver from the Credit Facility regarding this covenant. The Company is required to maintain a minimum current ratio of 1.0:1.0. However, the current ratio at December 31, 2001, was 0.91:1.0, which created a violation of this covenant. The Company's lenders have also provided a waiver of this covenant violation.

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

SUBORDINATION OF NOTES AND GUARANTEES

     The Notes are subordinated in right of payment to all existing and future senior debt (consisting of commitments under the Credit Facility) of the Company and the Company's subsidiaries that have guaranteed payment of the Notes (the "Subsidiary Guarantors") including borrowings under the Credit Facility. In the event of bankruptcy, liquidation or reorganization of the Company or a Subsidiary Guarantor, the assets of the Company, or the Subsidiary Guarantors as the case may be, will be available to pay obligations on the Notes only after all senior debt has been paid in full, and there may not be sufficient assets remaining to pay amounts due on any or all of the Notes outstanding. The aggregate principal amount of senior debt of the Company and the Subsidiary Guarantors, on a consolidated basis, as of March 28, 2002, was $69.6 million. The Subsidiary Guarantees are subordinated to the guarantor's senior debt to the same extent and in the same manner as the Notes are subordinated to senior debt. Additional senior debt may be incurred by the Company or the Subsidiary Guarantors from time to time, subject to certain restrictions. In addition to being subordinated to all existing and future senior debt of the Company, the Notes will not be secured by any of the Company's assets, unlike the borrowings under the Credit Facility.

POSSIBLE UNENFORCEABILITY OF SUBSIDIARY GUARANTEES; DEPENDENCE ON DISTRIBUTIONS BY SUBSIDIARIES

     Historically, the Company has derived approximately 10% of its operating cash flows from its subsidiary, Continental Gas. The holders of the Notes have no direct claim against the Company's subsidiaries other than a claim created by one or more of the Subsidiary Guarantees, which may themselves be subject to legal challenge in a bankruptcy or reorganization case or a lawsuit by or on behalf of creditors of a Subsidiary Guarantor. If such a challenge were upheld, such Subsidiary Guarantees would be invalid and unenforceable. To the extent that any of such Subsidiary Guarantees are not enforceable, the rights of the holders of the Notes to participate in any distribution of assets of any Subsidiary Guarantor upon liquidation, bankruptcy, reorganization or otherwise will, as is the case with other unsecured creditors of the Company, be subject to prior claims of creditors of that Subsidiary Guarantor. The Company relies in part upon distributions from its subsidiaries to generate the funds necessary to meet its obligations, including the payment of principal of and interest on the Notes. The Indenture contains covenants that restrict the ability of the Company's subsidiaries to enter into any agreement limiting distributions and transfers to the Company, including dividends. However, the ability of the Company's subsidiaries to make distributions may be restricted by among other things, applicable state corporate laws and other laws and regulations or by terms of agreements to which they are or may become a party. In addition, there can be no assurance that such distributions will be adequate to fund the interest and principal payments on the Credit Facility and the Notes when due.

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

     The events that constitute a Change of Control or require an Excess Cash Offer under the Indenture may also be events of default under the Credit Facility or other senior debt of the Company and the Subsidiary Guarantors, the terms of which may prohibit the purchase of the Notes by the Company until the Company's indebtedness under the Credit Facility or other senior debt is paid in full. In addition, such events may permit the lenders under such debt instruments to accelerate the debt and, if the debt is not paid, to enforce security interests on substantially all the assets of the Company and the Subsidiary Guarantors, thereby limiting the Company's ability to raise cash to repurchase the Notes and reducing the practical benefit of the offer to repurchase provisions to the holders of the Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." There can be no assurance that the Company will have sufficient funds available at the time of any Change of Control or Excess Cash Offer to make any debt payment (including repurchases of Notes) as described above. Any failure by the Company to repurchase Notes tendered pursuant to a Change of Control offer or an Excess Cash Offer will constitute an event of default under the Indenture.

RISK OF HEDGING AND OIL TRADING ACTIVITIES

     From time to time the Company may use energy swap and forward sale arrangements to reduce its sensitivity to oil and gas price volatility. If the Company's reserves are not produced at the rates estimated by the Company due to inaccuracies in the reserve estimation process, operational difficulties or regulatory limitations, or otherwise, the Company would be required to satisfy its obligations under potentially unfavorable terms. Beginning January 1, 2001, all derivatives must be marked to market under the provisions of statement of Financial Accounting Standards No. 133, "Accounting for Derivatives" ("SFAS No. 133"). If the Company enters into qualifying derivative instruments for the purpose of hedging prices and the derivative instruments are not perfectly effective in hedging the underlying risk, all ineffectiveness will be recognized currently in earnings. The effective portion of the gain or loss on qualifying derivative instruments will be reported as other comprehensive income and reclassified to earnings in the same period as the hedged production takes place. Physical delivery contracts, which are deemed to be normal purchases or normal sales, are not accounted for as derivatives. Further, under financial instrument contracts, the Company may be at risk for basis differential, which is the difference in the quoted financial price for contract settlement and the actual physical point of delivery price. The Company will from time to time attempt to mitigate basis differential risk by entering into physical basis swap contracts. Substantial variations between the assumptions and estimates used by the Company in the hedging activities and actual results experienced could materially adversely effect the Company's anticipated profit margins and its ability to manage risk associated with fluctuations in oil and gas prices. Furthermore, the fixed price sales and hedging contracts limit the benefits the Company will realize if actual prices rise above the contract prices. In July 1998, the Company began entering into oil trading arrangements as part of its oil marketing activities. Under these arrangements, the Company contracts to purchase oil from one source and to sell oil to an unrelated purchaser, usually at disparate prices. Should the Company's purchaser fail to complete the contracts for purchase, the Company may suffer a loss. The Company's income from its crude oil marketing activities was $.9 million for the year ended December 31, 2001. The Company's current policy is to limit its exposure from open positions to $1.0 million at any one time. At December 31, 2001, the Company's exposure from open positions on forward crude oil contracts was not material. During the fourth quarter of 2001, the Company discontinued its crude oil activities.

WRITE DOWN OF CARRYING VALUES

     The Company periodically reviews the carrying value of its oil and gas properties in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets, including proved oil and gas properties, and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset, an impairment loss is recognized in the form of additional depreciation, depletion and amortization expense. Measurement of an impairment loss for proved oil and gas properties is calculated on a property-by-property basis as the excess of the net book value of the property over the projected discounted future net cash flows of the impaired property, considering expected reserve additions and price and cost escalations. The Company may be required to write down the carrying value of its oil and gas properties when oil and gas prices are depressed or unusually volatile, which would result in a charge to earnings. Once incurred, a write down of oil and gas properties is not reversible at a later date.

     In August 2001, The FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". SFAS No. 144 requires that an impairment loss be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and that the measurement of an impairment loss be the difference between the carrying amount and the fair value of the assets. Adoption of SFAS No. 144 is required for financial statements for periods beginning after December 15, 2001. The Company adopted this new standard effective January 1, 2002. The adoption of this new standard did not have a material impact on the Company's financial position or results of operation.

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

CONTROLLING STOCKHOLDER

     At April 1, 2002, Harold Hamm, the Company's principal stockholder, President and Chief Executive Officer and a Director, beneficially owned 13,037,328 shares of common stock representing, in the aggregate, approximately 91% of the outstanding common stock of the Company. As a result, Mr. Hamm is in a position to control the Company. The Company is provided oilfield services by several affiliated companies controlled by the principal stockholder. Such transactions will continue in the future and may result in conflicts of interest between the Company and such affiliated companies. There can be no assurance that such conflicts will be resolved in favor of the Company. If the principal stockholder ceases to be an executive officer of the Company, such would constitute an event of default under the Credit Facility, unless waived by the requisite percentage of banks. See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

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

EMPLOYEES

     As of April 1, 2002, the Company employed 267 people, including 97 administrative personnel, 10 geoscientists, 10 engineers and 160 field personnel. The Company's future success will depend partially on its ability to attract, retain and motivate qualified personnel. The Company is not a party to any collective bargaining agreements and has not experienced any strikes or work stoppages. The Company considers its relations with its employees to be satisfactory. From time to time the Company utilizes the services of independent contractors to perform various field and other services

ITEM 2. PROPERTIES

     The Company's oil and gas properties are located in selected portions of the Mid-Continent, Rocky Mountains and Gulf Coast regions. Through 1993, most of the Company's activity and growth was focused in the Mid-Continent region. In 1993 the Company expanded its drilling and acquisition activities into the Rocky Mountain and Gulf Coast regions seeking added opportunity for production and reserve growth. The Rocky Mountain region was targeted for oil reserves with good secondary recovery potential and therefore, long life reserves. The Gulf Coast region was targeted for natural gas reserves with shorter reserve life but high current cash flow. As of December 31, 2001, the Company's estimated net proved reserves from all properties totaled 68.4 MMBoe with 84% of the reserves located in the Rocky Mountains, 16% in the Mid-Continent and 1% in the Gulf Coast regions. At December 31, 2001, 87% of the Company's net proved reserves were oil and 13% were natural gas. The Company's oil reserves are confined primarily to the Rocky Mountain region and its natural gas reserves are primarily from the Mid-Continent and Gulf Coast regions. Approximately $70 million, or 77%, of the Company's projected $91.3 million capital expenditures for 2002 are focused on expansion and development of its oil properties in the Rocky Mountain region while the remaining $20.5 million, or 23%, is focused primarily on natural gas projects in the Mid-Continent and Gulf Coast regions.

     The following table provides information with respect to the Company's net proved reserves for its principal oil and gas properties as of December 31, 2001:

                                                                        PRESENT   % OF TOTAL
                                                                       VALUE OF    PRESENT
                                                               OIL      FUTURE  CASH VALUE OF
                                             OIL      GAS   EQUIVALENT  FLOWS(1) FUTURE CASH
AREA                                       (MBbl)   (MMcf)    (MBoe)     (M $)     FLOWS(1)
----                                       ------   ------    ------     -----     --------
ROCKY MOUNTAINS:
  Williston Basin......................... 50,454    4,788   51,252   $197,184       64
  Big Horn  Basin.........................  4,833    7,415    6,069    $19,004        6
                                           ------   ------   ------   --------       --
  Total ROCKY MOUNTAINS................... 55,287   12,203   57,321   $216,188       70
MID-CONTINENT:
  Anadarko  Basin.........................  1,843   36,164    7,870    $67,795       22
  Black  Warrior  Basin...................      0    1,213      202     $1,443        0
  Illinois  Basin.........................  2,499      357    2,559    $17,062        6
                                           ------   ------   ------   --------       --
  Total MID-CONTINENT.....................  4,342   37,734   10,631    $86,300       28
GULF COAST
  Texas...................................     36      772      165     $1,473        1
  Louisiana...............................     13      134       35       $223        0
  Gulf   of Mexico........................     53    1,423      290     $4,420        1
                                           ------   ------   ------   --------       --
  Total GULF COAST........................    102    2,329      490     $6,116        2
TOTALS.................................... 59,731   52,266   68,442   $308,604      100
                                           ======   ======   ======   ========      ===

(1)  Future estimated net cash flows discounted at 10%

ROCKY MOUNTAINS

     The Company's Rocky Mountain properties are located primarily in the Williston Basin of North Dakota, South Dakota and Montana and in the Big Horn Basin of Wyoming. Estimated proved reserves for its Rocky Mountains properties at December 31, 2001, totaled 57.3 MMBoe and represented 70% of the Company's PV-10. Approximately 52% of these estimated proved reserves are proved developed. During the twelve months ended December 31, 2001, the average net daily production was 7,702 Bbls of oil and 4,832 Mcf of natural gas, or 8,514 Boe per day from the Rocky Mountain properties. The Company's leasehold interests include 164,598 net developed and 237,133 net undeveloped acres, which represent 30% and 42% of the Company's total leasehold, respectively. This leasehold is expected to be developed utilizing 3-D seismic, precision horizontal drilling and secondary recovery technologies, where applicable. As of December 31, 2001, the Company's Rocky Mountain properties included an inventory of 93 development and 17 exploratory drilling locations.

WILLISTON BASIN

     CEDAR HILLS FIELD. The Cedar Hills Field was discovered in November 1994. During the twelve months ended December 31, 2001, the Cedar Hills Field properties produced 2,943 net Boe per day to the Company interests and represented 49% of the PV-10 attributable to the Company's estimated proved reserves as of December 31, 2001. The Cedar Hills Field produces oil from the Red River "B" formation, a thin (eight feet), non-fractured, blanket-type, dolomite reservoir found at depths of 8,000 to 9,500 feet. All wells drilled by the Company in the Red River "B" formation were drilled exclusively with precision horizontal drilling technology. The Cedar Hills Field covers approximately 200 square miles and has a known oil column of 1,000 feet. Through December 31, 2001, the Company drilled or participated in 167 gross (117 net) horizontal wells, of which 160 were successfully completed, for a 96% net success rate. The Company believes that the Red River "B" formation in the Cedar Hills Field is well suited for enhanced secondary recovery using either HPAI and/or traditional water flooding technology. Both technologies have been applied successfully in adjacent secondary recovery units for over 30 years and have proven to increase oil recoveries from the Red River "B" formation by 200% to 300% over primary recovery. The Company is proficient using either technology and is in the process of implementing both as part of its secondary recovery operations in the Cedar Hills Field. Effective March 1, 2001, the Company obtained approval for two secondary recovery units in the Cedar Hills Field; the Cedar Hills North-Red River "B" Unit ("CHNRRU") is located in Bowman and Slope Counties, North Dakota and the West Cedar Hills Unit ("WCHU") located in Fallon County, Montana. The Company owns 95% of the working interest in the CHNRRU and is the operator of the unit. The CHNRRU contains 79 wells and 49,679 acres. The Company owns 100% of the working interest in the WCHU and is the unit operator. The WCHU contains 10 wells and 7,774 acres. An estimated $114.0 million will need to be invested over the next two years to fully implement the Company's secondary recovery operations in the Cedar Hills Field. Approximately $65 million will be invested in 2002 of which $41 million is for infill drilling, $12.9 million for compressors and distribution systems, $6.4 million for electric facilities, $2.9 million for water injection facilities, and $1.8 million for motor conversions. By year end 2002, the Company expects to have completed 47 of the 79 required injectors and installed facilities to begin injection in approximately 60% of the units. Approximately $49.0 million will be spent in 2003 to finish drilling injectors and add additional compression. With secondary recovery operations underway, the SEC and independent auditors approved adding 25.8 MMBoe of proved, undeveloped reserves from the Cedar Hills to the Company's proved reserves. This represents 38% of the Company's estimated proved reserves and $67.4 million, or 22%, of the PV-10 of the Company's proved reserves at December 31, 2001. The Company believes this represents approximately 56% of the reserves it expects are ultimately recoverable from the field.

     MEDICINE POLE HILLS, MEDICINE POLE HILLS WEST, BUFFALO, WEST BUFFALO AND SOUTH BUFFALO UNITS. In 1995, the Company acquired the following interests in four production units in the Williston Basin: Medicine Pole Hills (63%), Buffalo (86%), West Buffalo (82%), and South Buffalo (85%). During the twelve months ended December 31, 2001, these units produced 2,815 Boe per day, net to the Company's interests, and represented 7.8 MMBoe, or 12% of the PV-10 attributable to the Company's estimated proved reserves as of December 31, 2001. These units are HPAI enhanced recovery projects that produce from the Red River "B" formation and are operated by the Company. All were discovered and developed with conventional vertical drilling. The oldest vertical well in these units has been producing for 46 years, demonstrating the long-lived production characteristic of the Red River "B" formation. There are 133 producing wells in these units and current estimates of remaining reserve life range from four to 13 years. The Company subsequently expanded the Medicine Pole Hills Unit through horizontal drilling into the Medicine Pole Hills West Unit ("MPHWU") which became effective April 1, 2000. The MPHWU produces from 25 wells and encompasses an additional 22 square miles of productive Red River "B" reservoir. The Company owns approximately 80% of the MPHWU and began secondary injection November 22, 2000. The MPHWU was the first in a scheduled two-phase expansion of the Medicine Pole Hills Unit. Phase two of the expansion plan was successfully completed during 2001 delineating another 20 square miles of productive Red River B reservoir through horizontal drilling. The Company expects to have this area unitized as the Medicine Pole Hills South Unit by the fourth quarter of 2002, and conceivably under injection by mid-year 2003.

     LUSTRE AND MIDFORK FIELDS. In January 1992, the Company acquired the Lustre and Midfork Fields which, during the twelve months ended December 31, 2001, produced 316 Bbls per day, net to the Company's interests. Wells in both the Lustre and Midfork Fields produce from the Charles "C" dolomite, at depths of 5,500 to 6,000 feet. Historically, production from the Charles "C" has a low daily production rate and is long lived. There are currently 38 wells producing in the two fields. No secondary recovery operations are underway in either field at this time. The Company currently owns 74,594 net acres in the Lustre and Midfork Field area.

     During 2001, the Company acquired an additional 60 square miles of proprietary 3-D seismic data coverage over the Lustre Field giving the Company a total of 100 square miles of 3-D seismic in the area. A significant number of additional development and exploratory drilling locations have been identified from this proprietary data for future drilling. The Company also began researching the application of its HPAI secondary recovery techniques to increase oil recoveries from the Lustre Field. If supported by the research, the Company plans to begin the unitization process in 2002. The Company currently has 12 locations selected for drilling and plans to drill two to four of these locations in 2002.

BIG HORN BASIN

     On May 14, 1998, the Company consummated the purchase for $86.5 million of producing and non-producing oil and gas properties and certain other related assets in the Worland Field, effective as of June 1, 1998. Subsequently, and effective as of June 1, 1998, the Company sold an undivided 50% interest in the Worland Field properties (excluding inventory and certain equipment) to the Company's principal stockholder, for $42.6 million. On December 31, 1999, the
Company's principal stockholder contributed the undivided 50% interest in the Worland Properties along with debt of $18,600,000. The stockholder contributed $22,461,096 of the properties as additional paid-in-capital and the Company assumed his outstanding debt for the balance of the purchase price. See "Certain Relationships and Related Transactions." The Worland Field properties cover 84,905 net leasehold acres in the Worland Field of the Big Horn Basin in northern Wyoming, of which 29,718 net acres are held by production and 55,187 net acres are non-producing or prospective. Approximately two-thirds of the Company's producing leases in the Worland Field are within five federal units, the largest of which, the Cottonwood Creek Unit, has been producing for more than 40 years. All of the units produce principally from the Phosphoria formation, which is the most prolific oil producing formation in the Worland Field. Four of the units are unitized as to all depths, with the Cottonwood Creek Field Extension (Phosphoria) Unit being unitized only as to the Phosphoria formation. The Company is the operator of all five of the federal units. The Company also operates 38 producing wells located on non-unitized acreage. The Company's Worland Field properties include interests in 293 producing wells, 256 of which are operated by the Company.

     As of December 31, 2001, the estimated net proved reserves attributable to the Company's Worland Field properties were approximately 6.1 MMBoe, with an estimated PV-10 of $19.0 million. Approximately 80%, by volume, of these proved reserves consist of oil, principally in the Phosphoria formation. Oil produced from the Company's Worland Field properties is low gravity, sour (high sulphur content) crude, resulting in a lower sales price per barrel than non-sour crude, and is sold into a Marathon pipeline or is trucked from the lease. Gas produced from the Worland Field properties is also sour, resulting in a sale price that is less per Mcf than non-sour natural gas. From the effective date of the Worland Field Acquisition through September 30, 1998, the average price of crude oil produced by the Worland Field properties was $5.19 per Bbl less than the NYMEX price of crude oil. The Company entered into a contract effective December 1, 2001, through December 31, 2001, to sell crude oil produced from its Worland Field properties at an average price of $6.00 per Bbl less than the NYMEX price. Subsequent to these contracts, and effective January 1, 2002, the Company entered into a contract to sell the Worland Field production at a gravity adjusted price of $4.21 per barrel less than the monthly NYMEX average price. This contract will expire April 1, 2002, and has been renegotiated. The Company anticipates the spread from NYMEX will increase slightly with the new contract.

     The Company believes that secondary and tertiary recovery projects have significant potential for the addition of reserves in the Worland Field and continues to seek the best method for increasing recovery from the producing reservoirs. Currently the Company has one Tensleep waterflood project and one pilot imbibition flood underway. During 2002, the Company plans to expand its secondary recovery efforts and begin injecting water in a selected portion of the field using a pressure control technique it believes will produce the best secondary results. This secondary operation should effect production in as many as 20 wells and if successful will be expanded. This secondary operation is being partially funded by the Department of Energy. In addition to the secondary recovery operations, the Company has identified three potential development drilling locations and 13 wells for acid fracture treatment to enhance production.

MID-CONTINENT

     The Company's Mid-Continent properties are located primarily in the Anadarko Basin of western Oklahoma and the Texas Panhandle. During 2001, the Company expanded its operations in the Mid-Continent through successful exploration in the Black Warrior Basin in Mississippi and the acquisition of Farrar Oil Company's assets in the Anadarko and Illinois Basins. At December 31, 2001, the Company's estimated proved reserves in the Mid-Continent totaled 10.6 MMBoe and represented 28% of the Company's PV-10. At December 31, 2001, approximately 72% of the Company's estimated proved reserves in the
Mid-Continent were natural gas. Net daily production from these properties during 2001 averaged 1,708 Bbls of oil and 14,172 Mcf of natural gas, or 4,773 Boe to the Company's interests. The Company's Mid-Continent leasehold position includes 65,622 net developed and 35,203 net undeveloped acres, representing 12% and 6% of the Company's total leasehold, respectively, at December 31, 2001. As of December 31, 2001, the Company's Mid-Continent properties included an inventory of 22 development and 31 exploratory drilling locations.

     ANADARKO BASIN. The Anadarko Basin properties contained 70% of the Company's estimated proved reserves for the Mid-Continent and 21% of the Company's total PV-10 at December 31, 2001, and represented 65% of the Company's estimated proved reserves of natural gas. During the twelve months ended December 31, 2001, net daily production from its Anadarko Basin properties averaged 999 Bbls of oil and 12,574 Mcf of natural gas, or 3,095 Boe to the Company's interests from 711 gross (303 nets) producing wells, 339 of which are operated by the Company. The Anadarko Basin wells produce from a variety of sands and carbonates in both stratigraphic and structural traps in the Arbuckle, Oil Creek, Viola, Mississippian, Springer, Morrow, Red Fork, Oswego, Skinner and Tonkawa formations, at depths ranging from 6,000 to 12,000 feet. These properties have been a steady source of cash flow for the Company and are continually being developed by infill drilling, recompletions and workovers. As of December 31, 2001, the Company had identified 16 development and five exploratory drilling locations on its properties in the Anadarko Basin.

     ILLINOIS BASIN. On July 9, 2001, the Company purchased the assets of Farrar Oil Company and its subsidiary, Har-Ken Oil Company, for $33.7 million under its newly formed subsidiary, Continental Resources of Illinois, Inc. ("CRII"). The Illinois Basin properties contained 24% of the Company's estimated proved reserves for the Mid-Continent and 6% of the Company's total PV-10 at December 31, 2001. Net daily production during the twelve months ended December 31, 2001, averaged 1,378 Bbls of oil and 241 Mcf of natural gas, or 1,418 Boe to the Company's interests from 690 gross (601 net) producing wells, 524 of which are operated by the Company. Approximately 70% of the Company's net oil production in this basin comes from 31 active secondary recovery projects. Company expertise resulting in very efficient operations combined with low decline rates makes most of the properties very long lived. Many of the projects have been active for over 15 years with many years of economic life remaining. During 2001, the Company installed one new project and expanded several others. At year end the Company was evaluating two properties for acquisition that had secondary recovery potential. Three new projects are planned for 2002. These properties are constantly being evaluated and we are continually performing numerous workovers and making injection enhancements. As of December 31, 2001 the Company had two development and six exploratory drilling locations in inventory.

     BLACK WARRIOR BASIN. In April 2000, the Company began a grass roots effort to expand its exploration program into the Black Warrior Basin located in eastern Mississippi and western Alabama. The Company believes the Black Warrior Basin offers significant opportunity for growth and adds a component of low cost, high rate of return, shallow gas reserves to the Company's overall drilling program. Reservoirs are Pennsylvanian and Mississippian age sands found at depths of 2,500 feet to 4,500 feet with reserves of .75 Bcf per well on average. Competition in the basin is low which has enabled the Company to readily acquire leases on new projects and keep costs low. As of December 31, 2001, the Company had acquired 18,664 net acres on selected projects. The Company has also augmented its geological expertise by acquiring licenses to approximately 1,500 miles of 2-D seismic data across the basin. During 2001, the Company drilled its first six exploratory wells and established three producers for a 50% success rate. As of December 31, 2001, the Company had four development and 20 exploratory drilling locations in inventory and plans on drilling up to 10 wells in 2002 to continue developing acquired leasehold.

GULF COAST

     The Company's Gulf Coast activities are located primarily in the Pebble Beach and Luby Projects in Nueces County, Texas and the Jefferson Island Project in Iberia Parish, Louisiana. The Company is also a partner in a joint venture arrangement with Challanger Minerals Inc. to locate and participate in drilling opportunities on the shallow shelf of the Gulf of Mexico. At December 31, 2001, the Company's estimated proved reserves in the Gulf Coast totaled .5 MMBoe (79% gas) representing 2% of the Company's total PV-10 and 4% of the Company's estimated proved reserves of natural gas. Net daily production from these properties is 149 Bbls of oil and 4,039 Mcf of natural gas or 822 Boe to the Company's interests from 33 wells. The Company's leasehold position includes 5,100 net developed and 16,387 net undeveloped acres representing 1% and 3% of the Company's total leasehold respectively. From a combined total of 95 square miles of proprietary 3-D data, 12 development and 22 exploratory locations have been identified for drilling on these projects.

     PEBBLE BEACH/LUBY. The Pebble Beach/Luby projects target the prolific Frio and Vicksburg sands underlying and surrounding the Clara Driscoll and Luby fields in Nueces County, Texas. These sandstones reservoirs produce on structures readily defined by seismic and remain largely untested below the existing producing reservoirs in the fields at depths ranging from 6,000' to 13,000 feet. The Company owns 20,017 gross and 13,866 net acres and has acquired 95 square miles of proprietary 3-D seismic data in these two projects. From the proprietary 3-D data, the Company has identified 12 development and 10 exploratory locations for drilling. During 2002, the Company expects to drill six to 10 of these locations in the Pebble Beach/Luby projects and plans to acquire additional leasehold and approximately 25 square miles of new proprietary 3-D data in selected projects as part of its ongoing expansion in South Texas.

     JEFFERSON ISLAND. The Jefferson Island project is an underdeveloped salt dome that produces from a series of prolific Miocene sands. To date the field has produced 65.3 MMBoe from approximately one quarter of the total dome. The remaining three quarters of the faulted dome complex are essentially unexplored or underdeveloped. The Company controls 4,910 gross and 3,415 net acres in the project and owns 35 square miles of proprietary 3-D seismic covering the property through an agreement with a third party. Under the agreement, the third party had to pay 100% of costs for acquiring 3-D seismic and drill five wells, carrying the Company for 16% working interest at no cost, to earn 50% interest in the Jefferson Island project. During 2000, the third party completed its 3-D seismic and drilling obligation and earned 50% of the project. Out of the five wells drilled by the third party, two are commercial wells, two non commercial and one was a dry hole. With the third party's seismic and drilling obligations fulfilled, the Company regained control of drilling operations and drilled one exploratory well in 2001 seeking higher reserve potential. The exploratory well was successful and penetrated 180 feet of pay in multiple sands underlying a 3-D imaged salt overhang along the flank of the salt dome complex. The discovery is quite significant in that it confirmed our ability to image the salt and encountered pay in sand reservoirs not previously known to produce in the field. The well is currently being prepared for production tests. The Company has identified four additional exploratory drilling locations and plans to drill at least one in 2002.

     GULF OF MEXICO. In July 1999 the Company elected to expand its drilling program into the shallow waters of the Gulf of Mexico ("GOM") though a joint venture arrangement with Challanger Minerals Inc. This was part of the Company's ongoing strategy to build its opportunity base of high rate of return, natural gas opportunities in the Gulf Coast region. The expansion into the GOM has proven successful and as of December 31, 2001, the Company has participated in 13 wells which have resulted in seven producers and six dry holes. The Company plans to continue its activity in the GOM as a non-operator, restricting its risked investments to approximately $750,000 per project. During 2001, the Company spent 15% of its drilling budget on opportunities in the GOM and expects to spend approximately the same percentage during 2002. The Company currently has five potential wells in inventory for 2002.

NET PRODUCTION, UNIT PRICES AND COSTS

     The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by the Company for the periods shown:

                                                              YEAR ENDED DECEMBER 31
                                                   --------------------------------------------
                                                       1999             2000              2001
                                                       ----             ----              ----
NET PRODUCTION DATA:
Oil and condensate (MBbl)..........................    3,221             3,360            3,489
Natural gas (MMcf).................................    6,640             7,939            8,411
Total (MBoe).......................................    4,328             4,684            4,893
UNIT ECONOMICS
Average sales price per Bbl........................$   16.93         $   29.02        $   23.79
Average sales price per Mcf........................     1.72              2.91             3.41
Average equivalent price (per Boe)(1)..............    15.24             25.81            22.92
Lifting cost (per Boe)(2)..........................     4.47              6.36             7.52
DD&A expense (per Boe)(2)..........................     3.61              3.71             5.92
General and administrative expense (per Boe)(3)....     1.31              1.80             2.12
                                                   ---------         ---------        ---------
Gross margin.......................................$    5.85         $   13.94        $    7.36
                                                   =========         =========        =========

(1) Calculated by dividing oil and gas revenues, as reflected in the consolidated financial statements, by production volumes on a Boe basis. Oil and gas revenues reflected in the consolidated financial statements are recognized as production is sold and may differ from oil and gas revenues reflected on the Company's production records which reflect oil and gas revenues by date of production. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2)  Related to oil and gas producing properties.

(3) Related to oil and gas producing properties, net of operating overhead income.

PRODUCING WELLS

     The following table sets forth the number of productive wells, exclusive of injection wells and water wells, in which the Company owned an interest as of December 31, 2001:

                                             OIL         NATURAL GAS            TOTAL
                                             ---         -----------            -----
                                       GROSS     NET     GROSS   NET       GROSS     NET
                                       -----     ---     -----   ---       -----     ---
ROCKY MOUNTAIN:
     Williston Basin................    335      297        1      1        336      298
     Big Horn Basin(1)..............    292      241        1      1        293      242
                                       ----     ----      ---    ---       ----     ----
     Total ROCKY MOUNTAIN...........    627      538        2      2        629      540
MID-CONTINENT:
     Anadarko Basin.................    401      218      310     85        711      303
     Illinois Basin.................    653      567       37     34        690      211
     Black Warrior Basin............      0        0        3      2          3        2
                                       ----     ----      ---    ---       ----     ----
     Total MID-CONTINENT............   1054      785      350    121       1404      906
GULF COAST..........................      8        8       25     12         33       20
                                       ----     ----      ---    ---       ----     ----
     Total..........................   1689     1331      377    135       2066     1466
                                       ====     ====      ===    ===       ====     ====

(1) Represents Worland Field properties acquired by the Company in the Worland Field Acquisition

ACREAGE

     The following table sets forth the Company's developed and undeveloped gross and net leasehold acreage as of December 31, 2001:

                                  DEVELOPED             UNDEVELOPED               TOTAL
                                  ---------             -----------               -----
                              GROSS        NET       GROSS       NET        GROSS         NET
                              -----        ---       -----       ---        -----         ---
ROCKY MOUNTAIN:
  Williston Basin.........   156,025     134,880    202,445    173,708     358,470      308,588
  Big Horn Basin..........    30,929      29,718     58,110     55,187      89,039       84,905
  Canada..................         0           0      7,678      7,678       7,678        7,678
  New Mexico..............         0           0        560        560         560          560
                             -------     -------    -------    -------     -------      -------
  Total ROCKY MOUNTAIN....   186,954     164,598    268,793    237,133     455,747      401,731

MID-CONTINENT:
  Anadarko Basin..........   122,688      65,622     33,826     26,489     156,514       92,111
  Illinois Basin..........    35,504      29,079      8,875      8,874      47,379       37,953
  Other...................         0           0      8,715      8,714       8,715        8,714
                             -------     -------    -------    -------     -------      -------
  Total MID-CONTINENT.....   161,192      94,701     51,416     44,077     212,608      138,778

BLACK WARRIOR BASIN.......       363         274     31,832     18,390      32,195       18,664

GULF COAST................     8,234       5,100     36,974     16,387      45,208       21,487
                             -------     -------    -------    -------     -------      -------
  Grand Total.............   356,743     264,673    389,015    315,987     745,758      580,660
                             =======     =======    =======    =======     =======      =======

DRILLING ACTIVITIES

     The following table sets forth the Company's drilling activity on its properties for the periods indicated:

                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                1999                2000                2001
                                ----                ----                ----
                           GROSS     NET      GROSS      NET      GROSS      NET
                           -----     ---      -----      ---      -----      ---
DEVELOPMENT WELLS:
  Productive.............   12      6.90        23     19.35        32      25.4
  Non-productive.........    1       .16         3      2.92        15       7.3
                            --      ----        --     -----        --      ----
  Total..................   13      7.06        26     22.27        47      32.7
                            ==      ====        ==     =====        ==      ====

EXPLORATORY WELLS:
  Productive.............    2       .74        15      9.26        11       5.7
  Non-productive.........    2      1.25         7      2.99        10       5.5
                            --      ----        --     -----        --      ----
  Total..................    4      1.99        22     12.25        21      11.2
                            ==      ====        ==     =====        ==      ====

OIL AND GAS RESERVES

     The following table summarizes the estimates of the Company's net proved oil and gas reserves and the related PV-10 of such reserves at the dates shown. Ryder Scott Company Petroleum Engineers ("Ryder Scott") prepared the reserve and present value data with respect to the Company's oil and gas properties which represented 83% of the PV-10 at December 31, 1999, 83% of the PV-10 at December 31, 2000, and 97.6% of the PV-10 at December 31, 2001. The Company prepared the reserve and present value data on all other properties.

                                                      AS OF DECEMBER 31,
                                                      ------------------
                                             1999            2000          2001
                                             ----            ----          ----
                                                  (DOLLARS IN THOUSANDS)
RESERVE DATA:
     Proved developed reserves:
         Oil (MBbl).....................    34,432          33,173        31,325
         Natural gas (MMcf).............    65,723          58,438        56,647
              Total (MBoe)..............    45,386          42,913        40,766
     Proved undeveloped reserves:
         Oil (MBbl).....................     2,192           2,091        28,406
         Natural gas (MMcf).............    10,038           1,435        (4,381)
              Total (MBoe)..............     3,865           2,330        27,676
     Total proved reserves:
     Oil (MBbl).........................    36,624          35,264        59,731
         Natural gas (MMcf).............    75,761          59,873        52,267
              Total (MBoe)..............    49,251          45,243        68,442
     PV-10(1) .......................... $ 334,411       $ 491,799     $ 308,604

(1) PV-10 represents the present value of estimated future net cash flows before income tax discounted at 10% using prices in effect at the end of the respective periods presented. In accordance with applicable requirements of the Commission, estimates of the Company's proved reserves and future net cash flows are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). The prices used in calculating PV-10 as of December 31, 1999, 2000 and 2001, were $24.38 per Bbl of oil and $1.76 per Mcf of natural gas, $26.80 per Bbl of oil and $9.78 per Mcf of natural gas and $18.67 per Bbl of oil and $1.96 per Mcf of natural gas, respectively.

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

GAS GATHERING SYSTEMS

     The Company's gas gathering systems are owned by CGI. Natural gas and casinghead gas are purchased at the wellhead primarily under either market-sensitive percent-of-proceeds-index contracts or keep-whole gas purchase contracts or fee-based contracts. Under percent-of-proceeds-index contracts, CGI receives a fixed percentage of the monthly index posted price for natural gas and a fixed percentage of the resale price for natural gas liquids. CGI generally receives between 20% and 30% of the posted index price for natural gas sales and from 20% to 30% of the proceeds received from natural gas liquids sales. Under keep-whole gas purchase contracts, CGI retains all natural gas liquids recovered by its processing facilities and keeps the producers whole by returning to the producers at the tailgate of its plants an amount of residue gas equal on a BTU basis to the natural gas received at the plant inlet. The keep-whole component of the contract permits the Company to benefit when the value of natural gas liquids is greater as a liquid than as a portion of the residue gas stream. Under the fee-based contracts, CGI receives a fixed rate per MMBTU of gas purchased. This rate per MMBTU remains fixed regardless of commodity prices.

OIL AND GAS MARKETING

     The Company's oil and gas production is sold primarily under market-sensitive or spot price contracts. The Company sells substantially all of its casinghead gas to purchasers under varying percentage-of-proceeds contracts. By the terms of these contracts, the Company receives a fixed percentage of the resale price received by the purchaser for sales of natural gas and natural gas liquids recovered after gathering and processing the Company's gas. The Company normally receives between 80% and 100% of the proceeds from natural gas sales and from 80% to 100% of the proceeds from natural gas liquids sales received by the Company's purchasers when the products are resold. The natural gas and natural gas liquids sold by these purchasers are sold primarily based on spot market prices. The revenues received by the Company from the sale of natural gas liquids are included in natural gas sales. As a result of the natural gas liquids contained in the Company's production, the Company has historically improved its price realization on its natural gas sales as compared to Henry Hub or other natural gas price indexes. For the year ended December 31, 2001, purchases of the Company's natural gas production by OneOk Field Services accounted for 12% of the Company's total gas sales for such period and for the same period purchases of the Company's oil production by EOTT Energy Corp. accounted for 64% of the Company's total produced oil sales. Due to the availability of other markets, the Company does not believe that the loss of any crude oil or gas customer would have a material effect on the Company's results of operations.

     Periodically the Company utilizes various price risk management strategies to fix the price of a portion of its future oil and gas production. The Company does not establish hedges in excess of its expected production. These strategies customarily emphasize forward-sale, fixed-price contracts for physical delivery of a specified quantity of production or swap arrangements that establish an index-related price above which the Company pays the hedging partner and below which the Company is paid by the hedging partner. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its forward-sale contracts. However, the Company does not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. In August 1998, the Company began engaging in oil trading arrangements as part of its oil marketing activities. Under these arrangements, the Company contracts to purchase oil from one source and to sell oil to an unrelated purchaser, usually at disparate prices. During the fourth quarter of 2001, the Company determined that it would no longer enter into crude oil trading contracts.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established trading market for the Company's common stock. The Company authorized an approximate 293:1 stock split during 2000. As a result all amounts are presented retroactive to account for the split. As of April 1, 2002, there were three record holders of the Company's common stock. The Company issued no equity securities during 2001. During 2000, the Company established a Stock Option Plan with 1,020,000 shares available, of which options to purchase an aggregate of 144,000 shares have been granted.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected historical consolidated financial data for the periods ended and as of the dates indicated. The statements of operations and other financial data for the years ended December 31, 1997, 1998, 1999, 2000 and 2001, and the balance sheet data as of December 31, 1997, 1998, 1999, 2000 and 2001, have been derived from, and should be reviewed in conjunction with, the consolidated financial statements of the Company, and the notes thereto, which have been audited by Arthur Andersen LLP, independent public accountants. The balance sheets as of December 31, 2000, and 2001, and the statements of operations for the years ended December 31, 1999, 2000 and 2001, are included elsewhere in this annual report on Form 10-K. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto included elsewhere in this Report.

                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                         1997         1998        1999         2000         2001
                                                         ----         ----        ----         ----         ----
                                                                       (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
   Revenue:
     Oil and gas sales............................. $  78,599   $   60,162   $  65,949   $  115,478    $ 112,170
     Crude oil marketing...........................        --      232,216     241,630      279,834      245,872
     Gathering, marketing and processing...........    25,021       17,701      21,563       32,758       44,988
     Oil and gas service operations................     6,405        6,689       6,319        7,656        7,732
                                                    ---------   ----------   ---------   ----------    ---------
   Total revenues..................................   110,025      316,768     335,461      435,726      410,762
   Operating costs and expenses:
     Production expenses and taxes.................    20,748       22,611      19,368       29,807       36,791
     Exploration expenses..........................     6,806        7,106       7,750       13,321       19,927
     Crude oil marketing purchases and expenses....        --      228,797     236,135      278,809      245,003
     Gathering, marketing and processing...........    22,715       15,602      17,850       27,593       35,475
     Oil and gas service operations................     3,654        3,664       3,420        5,582        5,294
     Depreciation, depletion and amortization......    33,354       38,716      20,385       21,945       33,569
     General and administrative....................     8,990       10,002       8,627       10,358       12,075
                                                    ---------   ----------   ---------   ----------    ---------
   Total operating costs and expenses..............    96,267      326,498     313,535      387,415      388,134
                                                    ---------   ----------   ---------   ----------    ---------
   Operating income (loss).........................    13,758       (9,730)     21,926       48,311       22,628
   Interest income.................................       241          967         310          756          630
   Interest expense................................    (4,804)     (12,248)    (16,534)     (15,786)     (15,140)
   Change in accounting principle (1)..............        --           --      (2,048)          --           --
   Other revenue (expense), net(2).................     8,061        3,031         266        4,499        3,549
                                                    ---------   ----------   ---------   ----------    ---------
   Income (loss) before income taxes...............    17,256      (17,980)      3,920       37,780       11,667
   Federal and state income taxes (benefit)(3).....    (8,941)          --          --           --           --
                                                    ---------   ----------   ---------   ----------    ---------
   Net income (loss)............................... $  26,197   $  (17,980)   $  3,920   $   37,780    $  11,667
                                                    =========   ==========    ========   ==========    =========

OTHER FINANCIAL DATA:
   Adjusted EBITDA(4).............................. $  54,721   $   40,090    $ 48,589   $   88,832    $  80,304
   Net cash provided by operations.................    51,477       25,190      23,904       69,690       58,701
   Net cash used in investing......................   (78,359)    (112,050)    (13,698)     (41,674)    (101,672)
   Net cash provided by (used in) financing........    24,863      101,376     (15,602)     (31,287)      43,045
   Capital expenditures(5).........................    80,937       92,782      55,255       49,339      106,311
RATIOS:
   Adjusted EBITDA to interest expense.............     11.4x         3.3x        3.0x         5.6x         5.3x
   Total debt to Adjusted EBITDA...................      1.5x         4.2x        3.5x         1.6x         2.2x
   Earnings to fixed charges(6)....................      4.6x          N/A        1.2x         3.3x         1.7x
BALANCE SHEET DATA (AT PERIOD END):
   Cash and cash equivalents....................... $   1,301   $   15,817    $ 10,421   $    7,151    $   7,225
   Total assets....................................   188,386      253,739     282,559      298,623      354,485
   Long-term debt, including current maturities....    79,632      167,637     170,637      140,350      183,395
   Stockholders' equity............................    78,264       60,284      86,666      123,446      135,113

(1) Change in accounting principle represents the cumulative effect impact of adopting EITF 98-10 "Accounting for Energy Trading and Risk Management Activities."

(2) In 1997, other income includes $7.5 million resulting from the settlement of certain litigation matters.

(3) Effective June 1, 1997, the Company elected to be treated as a S-Corporation for federal income tax purposes. The conversion resulted in the elimination of the Company's deferred income tax assets and liabilities existing at May 31, 1997 and, after being netted against the then existing tax provision, resulted in a net income tax benefit to the Company of $8.9 million.

(4) Adjusted EBITDA represents earnings before interest expense, income taxes, depreciation, depletion, amortization and exploration expense, excluding proceeds from litigation settlements. Adjusted EBITDA is not a measure of cash flow as determined in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP or as an indicator of a company's operating performance or liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company's financial performance, such as a company's cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. The Company's computation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The Company believes that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure the Company's ability to meet future debt service requirements, if any. Adjusted EBITDA does not give effect to the Company's exploration expenditures, which are largely discretionary by the Company and which, to the extent expended, would reduce cash available for debt service, repayment of indebtedness and dividends.

(5) Capital expenditures include costs related to acquisitions of producing oil and gas properties and include the contribution of the Worland properties by the principal stockholder of $22.4 million during the year ended December 31, 1999 and the purchase of the assets of Farrar Oil Company and Har-Ken Oil Company for $33.7 million during the year ended December 31, 2001.

(6) For purposes of computing the ratio of earnings to fixed charges, earnings are computed as income before taxes from continuing operations, and fixed charges. Fixed charges consist of interest expense and amortization of costs incurred in the offering of the Notes. For the year ended December 31, 1998, earnings were insufficient to cover fixed charges by $18.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND PRACTICES

     The use of estimates is necessary in the preparation of the Company's consolidated financial statements. The circumstances that make these judgments difficult, subjective and complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. The use of estimates and assumptions affects the reported amounts of assets and liabilities. Such estimates and assumptions also affect the disclosure of legal reserves, abandonment reserves, oil and gas reserves and other contingent assets and liabilities at the date of the consolidated financial statements, as well as amounts of revenues and expenses recognized during the reporting period. Of the estimates and assumptions that affect reported results, estimates of the Company's oil and gas reserves are the most significant. Changes in oil and gas reserves estimates impact the Company's calculation of depletion and abandonment expense and is critical in the Company's assessment of asset impairments. Management believes it is necessary to understand the Company's significant accounting policies, "Item 8. Financial Statements and Supplementary Data-Note 2-Summary of Significant Accounting Policies" of this form 10-K, in order to understand the Company's financial condition, changes in financial condition and results of operations.

     The following  discussion  should be read in conjunction with the Company's
consolidated   financial   statements   and  notes   thereto  and  the  selected
consolidated financial data included elsewhere herein.

OVERVIEW

     The Company's revenue, profitability and cash flow are substantially dependent upon prevailing prices for oil and gas and the volumes of oil and gas it produces. The Company produced more oil and gas in 2001 than in 2000 and experienced a significant decrease in revenues, net income and Adjusted EBITDA in 2001 compared to 2000 because of lower prevailing oil prices. Average well head prices during 2001 were $23.79 per Bbl of oil and $3.41 per Mcf of natural gas compared to $29.02 per Bbl of oil and $2.91 per Mcf of natural gas during 2000. In addition, the Company's proved reserves and oil and gas production will decline as oil and gas are produced unless the Company is successful in increasing its reserves by acquiring producing properties or conducting successful exploration and development drilling activities.

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

RESULTS OF OPERATIONS

     The following tables set forth selected financial and operating information for each of the three years in the period ended December 31:

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                1999          2000            2001
                                                ----          ----            ----
                                        (Dollars in Thousands, Except Average Price Data)

Revenues................................    $ 335,461      $ 435,726      $ 410,762
Operating expenses......................      313,535        387,415        388,134
Non-Operating income (expense)..........      (15,958)       (10,530)       (10,961)
Change in accounting principle..........       (2,048)            --             --
Net income after tax....................        3,920         37,780         11,667
Adjusted EBITDA(1)......................       48,589         88,832         80,304
Production Volumes(2):
   Oil and condensate (MBbl)............        3,221          3,360          3,489
   Natural gas (MMcf)...................        6,640          7,939          8,411
   Oil equivalents (MBoe)...............        4,328          4,684          4,893
Average Prices(3):
   Oil and condensate (per Bbl).........    $   16.93      $   29.02      $   23.79
   Natural gas (per Mcf)................         1.72           2.91           3.41
   Oil equivalents (per Boe)............        15.24          25.81          22.92

(1) Adjusted EBITDA represents earnings before interest expense, income taxes, depreciation, depletion, amortization and exploration expense, excluding proceeds from litigation settlements. Adjusted EBITDA is not a measure of cash flow as determined in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP or as an indicator of a company's operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company's financial performance, such as a company's cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. The Company's computation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The Company believes that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure the Company's ability to meet future debt service requirements, if any. Adjusted EBITDA does not give effect to the Company's exploration expenditures, which are largely discretionary by the Company and which, to the extent expended, would reduce cash available for debt service, repayment of indebtedness and dividends.

(2) Production volumes of oil and condensate, and natural gas, are derived from the Company's production records and reflect actual quantities produced without regard to the time of receipt of proceeds from the sale of such production. Production volumes of oil equivalents (on a Boe basis) are determined by dividing the total Mcf of natural gas produced by six and by adding the resultant sum to barrels of oil and condensate produced.

(3) Average prices of oil and condensate, and of natural gas, are derived from the Company's production records which are maintained on an "as produced" basis, which give effect to gas balancing and oil produced and in the tanks, and, accordingly, may differ from oil and gas revenues for the same periods as reflected in the financial statements. Average prices of oil equivalents were calculated by dividing oil and gas revenues, as reflected in the financial statements, by production volumes on a per Boe basis. Average sale prices per Boe realized by the Company, according to its production records which are maintained on an "as produced" basis, for the years ended December 31, 1999, 2000 and 2001, were $15.31, $25.16 and
     $22.86, respectively.

YEAR ENDED DECEMBER 31, 2001, COMPARED TO YEAR ENDED DECEMBER 31, 2000

REVENUES

OIL AND GAS SALES

     Oil and gas sales revenue for 2001 decreased $3.3 million, or 3%, to $112.2 million from $115.5 million in 2000 due primarily to a decrease of $5.23, or 18%, in oil prices from an average of $29.02/Bbl in 2000 to $23.79/Bbl in 2001. This decrease in oil prices was offset by a slight increase of $0.50, or 17%, in average gas sales price from an average of $2.91/Mcf in 2000 to $3.41/Mcf in 2001.

CRUDE OIL MARKETING

     The Company recognized a decrease in revenues on crude oil purchased for resale for 2001 of $33.9 million, or 12%, to $245.9 million from $279.8 million for 2000. Total volumes decreased approximately 1.1 million barrels along with the decrease in oil prices resulted in the decrease in crude oil marketing revenues.

GATHERING, MARKETING AND PROCESSING

     The 2001 gathering, marketing and processing revenues increased $12.2 million, or 37%, to $44.9 million compared to $32.7 million for 2000. Of this increase, $5.3 million was attributable to operations from the south Texas gathering systems, Driscoll and Arend, $2.2 million was from the Eagle Chief Plant in Oklahoma and $1.5 million was from the Matli gas gathering system in Oklahoma. The balance of the increase was due to an increase in annual gas prices. These increases were offset by the sale of the Rattlesnake and Enterprise systems in January 2000.

OIL AND GAS SERVICE OPERATIONS

     Oil and gas service operations revenues increased less than 1% to $7.7 in 2001 from $7.6 million in 2000.

COSTS AND EXPENSES

PRODUCTION EXPENSES & TAXES

     Production expense and taxes were $36.8 million for 2001, a $7.0 million, or 23% increase over the 2000 expenses of $29.8 million, primarily as a result of increased production volumes and energy costs. The increase was seen in all areas of direct costs associated with the Company's operations except taxes. Taxes decreased by approximately $1.0 million due to lower oil prices.

EXPLORATION EXPENSE

     Exploration expenses increased $6.6 million, or 50%, to $19.9 million in 2001 from $13.3 million in 2000. The increase was attributable to a $6.2 million increase in dry hole expenses and $2.7 million increase in plugging costs associated with wells that have been uneconomical for the past three years, offset by a $1.8 million decrease in expired leases and $0.7 million decrease in other expenses.

CRUDE OIL MARKETING

     Expense for crude oil purchased for resale decreased $33.8 million, or 12%, to $245.0 million in 2001 from $278.8 million in 2000. This decrease was caused by decreased crude oil prices and reduced volumes of crude oil purchased.

GATHERING, MARKETING AND PROCESSING

     Gathering, marketing and processing expense for 2001 was $35.5 million, a $7.9 million, or 29%, increase from the $27.6 million incurred in 2000 due to increased system volumes resulting from the expansion of existing facilities and the construction and operation of our new gathering and compression facilities in the state of Texas and higher natural gas and liquid prices.

OIL AND GAS SERVICE OPERATIONS

     Oil and gas service operations expenses decreased by $0.3 million, or 5%, to $5.3 million in 2001 from $5.6 million in 2000. The decrease was primarily due to salt water disposal operating expenses.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

     For the year ended December 31, 2001, total DD&A expense was $33.6 million, an $11.7 million, or 53%, increase over the 2000 expense of $21.9 million. In 2001, lease and well DD&A was $29.0 million, an increase of $11.6 million from $17.4 million in 2000. The increase was mainly due to the DD&A associated with the assets of Farrar Oil Company acquired in July 2001 and an increase FASB 121 write-down. The Company may be required to write-down the carrying value of its oil and gas properties when oil and gas prices are depressed or unusually volatile, which would result in a charge to earnings. Once incurred, a write-down of oil and gas properties is not reversible at a later date. There was a $1.7 million FASB 121 write- down in 2000 and a $5.3 million FASB 121 write-down in 2001. For 2001, DD&A expense amounted to $5.92 per Boe compared to $3.71 per Boe in 2000.

GENERAL AND ADMINISTRATIVE (G&A)

     G & A expense for 2001 was $12.1 million, net of overhead reimbursement of $2.3 million, or $9.8 million, an increase of $1.3 million, or 16%, from G&A expenses for 2000 of $10.3 million, net of overhead reimbursement of $1.9 million, or $8.4 million. The increase is primarily attributable to an increase in employment expenses, legal costs and the acquisition of the assets of Farrar Oil Company in July 2001.

INTEREST INCOME

     Interest income for 2001 was $0.6 million compared to $0.8 million for 2000, a $0.2 million, or 25% decrease. The decrease in the 2001 period is attributable to lower levels of cash invested during 2001.

INTEREST EXPENSE

     Interest expense for 2001 was $15.1 million, a decrease of $0.7 million, or 4%, from $15.8 million in 2000. The decrease in the 2001 expense is attributable primarily to the reduction in interest rates on the credit facility in the 2001 period and the purchased and retirement of $3.0 million of the outstanding Notes by $3.0 million.

     In May 1998, the Company entered into a forward interest rate swap contract to hedge its exposure to changes in the prevailing interest rates in connection with its planned debt offering. Due to the change in treasury note rates, the Company paid $3.9 million to settle the forward interest rate swap contract, which will result in an effective increase of approximately 0.5% to the Company's interest costs on the Notes, or an increase in annual interest expense of approximately $0.4 million for the term of the Notes. During 2001 and 2000, the Company purchased $3.0 million and $19.9 million, respectively, of the Notes which reduced the yearly interest expense attributable to the swap to $0.3 million for the remaining term of the Notes.

OTHER INCOME

     Other income decreased $1.0 million, or 21%, to $3.5 million for the year ended December 31, 2001, from $4.5 million for 2000. This decrease reflects a $2.4 million gain on the sale of the Arkoma Basin properties and an extraordinary gain of $0.7 million on the repurchase of the Notes during the 2000 period compared to the sale of 62 uneconomical wells at the Clearinghouse Auction in 2001, which resulted in a gain of approximately $2.0 million and an extraordinary gain of $0.1 million on the repurchase of the Notes in 2001.

NET INCOME

     Net income for 2001 was $11.7 million, a decrease of $26.1 million, compared to $37.8 million in 2000. This decrease reflects, among other items, the lower oil prices which created a decrease in gross oil revenues and net income of $8.8 million, an increase in DD&A expense of $11.6 million, which includes an increase in FASB 121 write-down of $3.6 million, and an increase in exploration expense of $6.6 million, which includes an increase of $6.2 million of dry hole expenses.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

OIL AND GAS SALES

     Oil and gas sales revenue for 2000 increased $49.6 million, or 75%, to $115.5 million from $65.9 million in 1999 due primarily to increases in oil prices from an average of $16.93/Bbl in 1999 to $29.02/Bbl in 2000, or 71%, and increases in average gas sales price increased from an average of $1.72/Mcf in 1999 to $2.91/Mcf in 2000, or 69%.

CRUDE OIL MARKETING

     The Company recognized an increase in revenues on crude oil purchased for resale for 2000 of $38.2 million, or 16%, to $279.8 million from $241.6 million for 1999. This was caused by the increase in oil prices even though there was a decrease in monthly volumes traded.

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

COSTS AND EXPENSES

PRODUCTION EXPENSES AND TAXES

     Production expense and taxes were $29.8 million for 2000, a $10.4 million, or 54%, increase over the 1999 expenses of $19.4 million, primarily as a result of increased production volumes and higher prices. The increase was seen in all areas of direct costs associated with the Company's operations and taxes. Taxes increased by $4.9 million due to higher prices and the expiration of drilling tax credits primarily in the Cedar Hills area of North Dakota.

EXPLORATION EXPENSE

     Exploration expenses increased $5.6 million, or 72%, to $13.3 million in 2000 from $7.7 million in 1999. The increase was attributable to a $4.9 million increase in dry hole expenses and a $2.7 million increase in prospect and other expense. These increases were partially offset by a decrease in expired leases and other expenses of $2.1 million.

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

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

     For the year ended December 31, 2000, total DD&A expense was $21.9 million, a $1.5 million, or 7%, increase over the 1999 expense of $20.4 million. In 2000, lease and well DD&A was $17.4 million, an increase of $1.8 million from $15.6 million in 1999. The increase is mainly due to increased production from the contribution of the Worland properties. There was no FASB 121 write-down in 1999 and a $1.7 million FASB 121 write-down in 2000. The majority of the 2000 amount is on two wells in the Gulf Coast region that are non-economical along with various other small amounts for wells in the Mid-Continent region that are marginal wells which the Company is putting up for sale. For 2000, DD&A expense amounted to $3.71 per Boe compared to $3.61 per Boe in 1999.

GENERAL AND ADMINISTRATIVE (G&A)

     G & A expense for 2000 was $10.3 million, net of overhead reimbursement of $1.9 million, or $8.4 million, an increase of $1.7 million, or 20%, from G&A expenses for 1999 of $8.6 million, net of overhead reimbursement of $2.9 million, or $5.7 million. The increase is primarily attributable to an increase in employment expenses and legal costs.

INTEREST INCOME

     Interest income for 2000 was $0.8 million compared to $0.3 million for 1999, a $0.5 million, or 167% increase. The increase in the 2000 period was attributable to greater levels of cash invested during 2000.

INTEREST EXPENSE

     Interest expense for 2000 was $15.8 million, a decrease of $0.7 million, or 4%, from $16.5 million in 1999. The decrease in the 2000 expense is attributable primarily to the reduction of the outstanding Notes by $19.9 million which the Company purchased and retired. This will reduce interest expense by approximately $2.0 million annually.

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

OTHER INCOME

     Other income increased $4.2 million, or 1,400%, to $4.5 million for the year ended December 31, 2000, from $0.3 million for 1999. This increase in other income compared to 1999 is attributed primarily to the recognition of a $2.4 million gain on the sale of the Arkoma Basin properties and an extraordinary gain of $0.7 million on the repurchase of the Notes.

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

NET INCOME

     Net Income for 2000 was $37.8 million, an increase of $33.9 million compared to $3.9 million in 1999. The Company adopted EITF 98-10 effective January 1, 1999. As a result, the Company recorded an expense for the cumulative effect of change in accounting principle of $2.0 million during the year ended December 31, 1999.

LIQUIDITY AND CAPITAL ASSETS

     The Company's primary sources of liquidity have been its cash flow from operating activities, financing provided by its credit facility and by the Company's principal stockholder and a private debt offering. The Company's cash requirements, other than for operations, are for acquisition, exploration, exploitation and development of oil and gas properties and debt service payments.

CASH FLOW FROM OPERATIONS

     Net cash provided by operating activities was $58.7 million for 2001, a 16% decrease from the $69.7 million in 2000. The decrease was primarily due to the decrease in net income from operations which was primarily attributable to the increase in DD&A and exploration expenses and oil price decreases.

RESERVES AND ADDED FINDING COSTS

     The Company spent $49.3 million in 2000 and $106.3 million in 2001 on acquisitions, exploration, exploitation and development of oil and gas properties. Total estimated proved reserves of natural gas decreased from 59.9 Bcf at year-end 2000 to 52.3 Bcf at December 31, 2001, and estimated total proved oil reserves increased from 35.3 MMBbls at year-end 2000 to 59.7 MMBbls at December 31, 2001. The Company sold reserves of approximately 2.5 Bcf and 274 MBbls in May and December 2001 related to the sale of properties at the Clearinghouse auctions.

FINANCING

     Long-term debt at December 31, 2000, was $130.1 million and at December 31, 2001, was $178.0 million. The $47.9 million, or 37%, increase was mainly due to a $46.0 million increase in the Company's bank debt. We used approximately $34.0 million of this increase for the purchase of the assets of Farrar Oil Company, and $3.0 million for the repurchase and retirement of some of our Notes.

CREDIT FACILITY

     Long-term debt outstanding at December 31, 2000, included $18.6 million of revolving debt under the credit facility. The Company has $56.2 million outstanding debt balance under the credit facility at December 31, 2001, of which $31.9 million of the debt balance was a revolving loan and $24.3 million was a term loan. We are required to amortize the term loan with quarterly payments of $1.35 million due at the end of each quarter. The effective rate of interest under the credit facility was 8.9% at December 31, 2000 and was 4.8% at December 31, 2001. This credit facility is for borrowings up to $60 million and bears interest at either the lead bank's prime rate or adjusted LIBOR which includes the LIBOR rate as determined on a daily basis by the bank adjusted for a facility fee percentage and non-use fee percentage according to the following table. The applicable margins are based on a ratio of the outstanding balance to the borrowing base.

 Ratio               LIBOR Margin    Prime Rate Margin                   Unused Fee
 -----               ------------    -----------------                   ----------
> 3 :1                   2.25%             0.50%              25.00 basic points per annum
> 2 : 1 < 3 :1           2.00%             0.25%              22.50 basic points per annum
>1.50 : 1 < 2 :1         1.75%             0.00%              20.00 basic points per annum
 1.49 : 1                1.50%             0.00%              18.75 basic points per annum

     The LIBOR rate can be locked in for thirty, sixty or ninety days as determined by the Company through the use of various principal tranches; or the Company can elect to leave the interest rate based on the prime interest rate. Interest is payable monthly with all outstanding principal and interest due at maturity on May 31, 2003 on the revolving loan. A payment of $1.3 million is due quarterly with interest due monthly with a maturity date of June 30, 2006. Subsequent to December 31, 2001, the credit facility has been renegotiated and the revolving loan was increase to $70 million. As of April 1, 2002, the Company has borrowed $69.6 million against this credit facility.

     At December 31, 2001, the Company had hedging contracts for a term of 15 months, which is a violation of a covenant of the credit facility. The Company asked for and received a waiver from the credit facility regarding this covenant. The Company is required to maintain a current ratio of 1.0:1.0. However, the current ratio at December 31, 2001, was 0.91:1.0, which created a violation of this covenant. The Company also received a waiver of this covenant violation. The Company does not expect to be in violation of these covenants in the future.

SENIOR NOTES

     On July 24, 1998, the Company consummated a private placement of $150.0 million of its 10-1/4% Senior Subordinated Notes due August 1, 2008, in a private placement. Interest on the Notes is payable semi-annually on each February 1 and August 1. In connection with the issuance of the Notes, the Company incurred debt issuance costs of approximately $4.7 million, which has been capitalized as other assets and is being amortized on a straight-line basis over the life of the Notes. In May 1998 the Company entered into a forward interest rate swap contract to hedge exposure to changes in prevailing interest rates on the Notes. Due to changes in treasury note rates, the Company paid $3.9 million to settle the forward interest rate swap contract. This payment resulted in an increase of approximately 0.5% to the Company's effective interest rate or an increase of approximately $0.4 million per year over the term of the Notes.

     During 2000, the Company repurchased $19.9 million principal amount of its Notes at a cost of $18.3 million. The Company wrote off $0.9 million of the issuance costs associated with the repurchase of the Notes.

     During 2001, the Company repurchased $3.0 million principal amount of its Notes at a cost of $2.7 million. The Company wrote off $0.1 million of the issuance costs associated with the repurchase of the Notes.

CAPITAL EXPENDITURES

     In 2001 the Company incurred $68.8 million of capital expenditures, exclusive of acquisitions. The Company will initiate, on a priority basis, as many projects as cash flow allows. It is anticipated that approximately 83 projects will be initiated in 2002 for projected capital expenditures of $91.3 million. The Company expects to fund the 2002 capital budget through cash flow from operations and its credit facility.

STOCKHOLDER DISTRIBUTION

     During 2002 the Company made no dividend distributions to its stockholders. However, the Company may be required to dividend the stockholders an amount sufficient to cover the taxes on the taxable income passed through to the stockholders of record.

HEDGING

     From time to time, the Company and its subsidiaries utilize energy derivative contracts to hedge the price or basis risk associated with the specifically identified purchase or sales contracts, oil and gas production or operational needs. Prior to January 1, 2001, the Company accounted for changes in the market value of derivative instruments used for hedging as a deferred gain or loss until the production month of the hedged transaction, at which time the gain or loss on the derivative instruments was recognized in earnings. Effective January 1, 2001, the Company accounts for derivative instruments in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The specific accounting treatment for changes in the market value of the derivative instruments used in hedging activities is determined based on the designation of the derivative instruments as either a cash flow, fair value, or foreign currency exposure hedge, and effectiveness of the derivative instruments.

     Additionally, in the normal course of business, the Company will enter into fixed price forward sales contracts related to its oil and gas production to reduce its sensitivity to oil and gas price volatility. Forward sales contracts that will result in physical delivery of the Company's production are deemed to be in the normal course of business and are not accounted for as derivatives.

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

OTHER

     The Company follows the "sales method" of accounting for its gas revenue, whereby the Company recognizes sales revenue on all gas sold, regardless of whether the sales are proportionate to the Company's ownership in the gas produced. A liability is recognized only to the extent that the Company has a net imbalance in excess of its share of the reserves in the underlying properties. The Company's historical aggregate imbalance positions have been immaterial. The Company believes that any future periodic settlements of gas imbalances will have little impact on its liquidity.

     The Company has sold a number of non-strategic oil and gas properties and other properties over the past three years, recognizing pretax gains of approximately $151,400, $3,726,000 and $3,460,000 in 1999, 2000 and 2001
respectively. Total amounts of oil and gas reserves associated with these dispositions during 1999, 2000 and 2001 were 281 MBbls of oil and 5,291 MMcf of natural gas.

     On May 15, 1998, the Company and Burlington Resources Oil & Gas Company, Inc. ("Burlington") entered into an agreement ("Trade Agreement") to exchange undivided interests in approximately 65,000 gross (59,000 net) leasehold acres in the northern half of the Cedar Hills Field in North Dakota. On August 19, 1998, the Company instituted a declaratory judgment action against Burlington in the District Court of Garfield County, Oklahoma. The Company sought a declaratory judgment determining that it was excused from further performance under the Trade Agreement. On December 22, 1999, the Court issued an Order requiring the parties to proceed in accordance with terms of the Trade Agreement and instructing them to use their best efforts to consummate the Trade Agreement. Continental complied with the Order of the Court and attempted to proceed with the terms of the Trade Agreement. However, substantial title defects arose with respect to the interests to be received by Continental from Burlington under the terms of the Trade Agreement. As a result of the title defects which could result in the cancellation of Burlington's leases, Continental filed a Motion to Dismiss seeking a determination by the Court that Continental was excused from performance under the Trade Agreement. A hearing was held the week of June 19, 2000. On October 11, 2000, the Court issued its Findings of Fact, Conclusions of Law and Order holding that the Company was excused from further performance under the Trade Agreement. The Court also dismissed Burlington's claim for damages against the Company. On December 13, 2000, the Court entered a Final Order granting the Company's Motion to Dismiss and denying Burlington's claim for damages. Burlington appealed the Final Order entered by the Court. On January 22, 2001, the Company and Burlington entered into an agreement finally resolving the litigation involving the Cedar Hills Field and pleadings were filed with the Court which resulted in the dismissal with prejudice of all claims between the Company and Burlington.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk in the normal course of its business operations. Management believes that the Company is well positioned with its mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, the Company, from time to time, has used derivative hedging and may do so in the future as a means of controlling its exposure to price changes. During 1998, the Company began marketing crude oil. Most of the Company's purchases and sales related to crude oil trading are made at either a NYMEX based price or a fixed price.

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

     A sensitivity analysis has been prepared to estimate the price exposure to the market risk of the Company's crude oil, natural gas and natural gas liquids commodity positions. The Company's daily net commodity position consists of crude inventories, commodity purchase and sales contracts and derivative commodity instruments. The fair value of such position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices over the next 12 months. Based on this analysis, the Company has no significant market risk related to its crude trading or hedging portfolios. During the fourth quarter of 2001, the Company entered into forward fixed price sales contracts in accordance with its hedging policy, to mitigate its exposure to the price volatility associated with its crude oil production. The contracts total 60,000 barrels monthly through March 2003 at $21.98 per barrel. At December 31, 2001, the Company had open fixed price sales contracts covering approximately 900,000 barrels.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July 1999 the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". As a result of SFAS No. 137, adoption of SFAS No. 133 was required for financial statements for periods beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133 every derivative instrument is recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. During 2000, management reviewed all contracts throughout the Company to identify both freestanding and embedded derivatives which meet the criteria set forth in SFAS No. 133 and SFAS No. 138. The Company adopted the new standards effective January 1, 2001. The Company had no outstanding hedges or derivatives which had not been previously marked to market through its accounting for trading activity. As a result, the adoption of SFAS No. 133 and SFAS No. 138 had no significant impact.

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

-------------------------------------------------------------------------------------------------------------------
                                                                                                               2001
                                                                                                           Year-end
(dollars in millions)             2002         2003         2004         2005      Thereafter    Total   Fair Value
-------------------------------------------------------------------------------------------------------------------
Fixed rate debt:
    Principal amount                                                                127,150    127,150      108,078
    Weighted-average
        interest rate                                                                10.25%     10.25%           --
Variable-rate debt:
    Principal amount            $5,400      $37,345       $5,400       $5,400        $2,700    $56,245      $56,245
    Weighted-average
         interest rate            4.8%         4.8%         4.8%         4.8%          4.8%       4.8%           --
-------------------------------------------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information concerning this Item begins on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth names, ages and titles of the directors and executive officers of the Company.


           NAME                    AGE                               POSITION
-----------------------------      --- ----------------------------------------------------------------------
Harold Hamm(1)(2)............      56  Chairman of the Board of Directors, President, Chief Executive Officer
                                       and Director

Jack Stark(1)(3).............      47  Senior Vice President--Exploration and Director

Jeff Hume....................      51  Senior Vice President--Drilling Operations

Randy Moeder.................      41  Secretary; President - Continental Gas, Inc.

Roger Clement(1)(4)..........      57  Senior Vice President, Chief Financial Officer, Treasurer and Director

Mark Monroe(3)...............      47  Director

Robert Kelley(2).............      56  Director

H. R. Sanders(4).............      69  Director

(1)  Member of the Executive, Compensation and Audit Committees.

(2)  Term expires in 2002.

(3)  Term expires in 2003.

(4)  Term expires in 2004.

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

     RANDY MOEDER has been President of Continental Gas, Inc. since January 1995 and was Vice President of Continental Gas, Inc. from November 1990 to January 1995. Mr. Moeder has served as Secretary of the Company since February 1994. Mr. Moeder was Senior Vice President and General Counsel of the Company from May 1998 to August 2000 and was Vice President and General Counsel from November 1990 to April 1998. From January 1988 to summer 1990, Mr. Moeder was in private law practice. From 1982 to 1988, Mr. Moeder held various positions with Amoco Corporation. Mr. Moeder is a member of the Oklahoma Independent Petroleum Association and the Oklahoma and American Bar Associations. Mr. Moeder is also a Certified Public Accountant.

     ROGER CLEMENT became Vice President, Chief Financial Officer, Treasurer and a Director of the Company in March 1989 and was promoted to Senior Vice President in May 1998. He holds a Bachelor of Business Administration degree from the University of Oklahoma and is a Certified Public Accountant. Prior to joining the Company, Mr. Clement was a partner in the accounting firm of Hunter and Clement in Oklahoma City for 17 years. The firm provided accounting, tax, audit and consulting services for various industries. Mr. Clement's clients were primarily involved in oil and gas and real estate. He was also a 50% partner in a construction company from 1973 to 1984 that constructed residential real estate and small commercial properties. He is a member of the Oklahoma Independent Petroleum Association, the American Institute of Certified Public Accountants and the Oklahoma Society of Certified Public Accountants..

     MARK MONROE was the Chief Executive Officer and President of Louis Dreyfus Natural Gas prior to its merger with Dominion Resources in October 2001. Prior to the formation of Louis Dreyfus Natural Gas in 1990, he was the Chief Financial Officer of Bogert Oil Company. He currently serves as the President of the Oklahoma Independent Petroleum Association and is a Board member of the Petroleum Club of Oklahoma City. Previously Mr. Monroe served on the Domestic Petroleum Council and the Board of the Independent Petroleum Association of America. Mr. Monroe is a Certified Public Accountant and received his Bachelor of Business Administration degree from the University of Texas at Austin.

     ROBERT KELLEY served as Chairman of the Board of Noble Affiliates, Inc., from 1992 until he retired in 2000. Noble Affiliates, Inc. is an independent energy company with exploration and production operations throughout the United States, the Gulf of Mexico, and international operations in Argentina, China, Ecuador, Equatorial Guinea, the Mediterranean Sea, the North Sea, and Vietnam. Prior to October 2000 he also served as President and Chief Executive Officer of Noble Affiliates, Inc. and its three subsidiaries, Samedan Oil Corporation, Noble Gas Marketing, Inc., and Noble Trading, Inc. He is a Director of OG&E Energy Corporation, a public utility headquartered in Oklahoma; Prize Energy Corporation, an independent energy company located in Texas; and Lone Star Technologies, Inc., a leading manufacturer of oilfield tubular goods also located in Texas. Mr. Kelley attended the University of Oklahoma and received a Bachelor of Business Administration degree and he is a Certified Public Accountant.

     H. R. SANDERS, JR. served as a Director of Devon Energy Corporation from 1981 through 2000. In addition, he held the position of Executive Vice President of Devon from 1981 until his retirement in 1997. Prior to joining Devon, Mr. Sanders served RepublicBank of Dallas, N.A. from 1970 to 1981 as the bank's Senior Vice President with direct responsibility for independent oil, gas and mining loans. Mr. Sanders is a former member of the Independent Petroleum Association of America, Texas Independent Producers and Royalty owners Association and Oklahoma Independent Petroleum Association. He currently is a
Director on the Board of Torreador Resources Corporation and is also a past Director of Triton Energy Corporation.

ITEM 11. EXECUTIVE COMPENSATION

                                                SUMMARY COMPENSATION TABLE
                                                                               Securities
                                                                               Underlying
                                 Annual Compensation         Other Annual        Option           All Other
                              -------------------------      Compensation        Awards          Compensation
Name             Year         Salary($)        Bonus($)         ($)(1)       (# of shares)(2)       ($)(3)
----             ----         ---------        --------         ------       ----------------       ------
Harold Hamm     2001(4)....   $      --       $      --        $      --              --        $       --
                2000.......     500,000              --               --              --                --
                1999(4)....          --              --               --              --                --

Jack Stark      2001.......     151,384          17,996               --              --            11,244
                2000.......     139,456          16,850               --          32,000            10,648
                1999.......     131,616           5,000               --              --             8,942

Jeff Hume       2001.......     125,580          15,747               --              --            22,029
                2000.......     119,226          15,820               --          32,000            21,711
                1999.......     125,456           5,000               --              --            12,094

Roger Clement   2001.......     127,500          15,883               --              --            12,068
                2000.......     120,376          15,406               --          40,000             7,558
                1999.......     106,008           5,000               --              --             3,756

Randy Moeder    2001.......     124,208          25,197               --              --            21,217
                2000.......     121,335          16,024               --          25,000            11,817
                1999.......     102,313          20,000               --              --             8,200

(1) Represents the value of perquisites and other personal benefits in excess of the lesser of $50,000 or 10% of annual salary and bonus. For the years ended December 31, 1999, 2000 and 2001, the Company paid no other annual compensation to its named executive officers.

(2) The Company adopted its 2000 Stock Option Plan effective October 1, 2000, and allocated a maximum of 1,020,000 shares of Common Stock to this plan. Effective October 1, 2000, the Company granted Incentive Stock Options to purchase 90,000 shares and Non-qualified Options to purchase 54,000 shares.

(3) Represents contributions made by the Company to the accounts of executive officers under the Company's profit sharing plan and under the Company's nonqualified compensation plan.

(4)  Received no compensation during the calendar year 1999 and 2001.


                                                2001 Year-End Option Value
                              Number of Securities Underlying           Value of Unexercised In-the-Money
                            Unexercised Options at 12/31/01(#)               Options at 12/31/01($)
Name                            Exercisable/Unexercisable                 Exercisable/Unexercisable(1)
----                           --------------------------                 -----------------------------
Jack Stark                          8,000/24,000                                 $28,000/$56,000
Jeff Hume                           8,000/24,000                                 $28,000/$56,000
Roger Clement                      10,666/29,334                                 $47,000/$93,000
Randy Moeder                        5,667/19,333                                 $12,000/$23,000

(1) The value of unexercised in-the-money options at December 31, 2001 is computed as the product of the stock value at December 31, 2001, assumed to be $14.00 per share, less the stock option exercise price, and the number of underlying securities at December 31, 2001.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of April 1, 2002 held by:

o    each of the Company's directors who owns common stock;

o    each of the Company's executive officers who owns common stock;

o each person known or believed by the Company to own beneficially 5% or more of the Company's common stock; and

o    all of the Company's directors and executive officers as a group.

     Unless otherwise indicated, each person has sole voting and dispositive power with respect to such shares. The number of shares of common stock outstanding for each listed person includes any shares the individual has the right to acquire within 60 days of this prospectus.

                                        Shares of               Ownership
Name of Beneficial Owner                Common Stock            Percentage
------------------------                ------------            ----------
Harold Hamm (1)(2)                      13,037,328                 90.7%
302 North Independence
Enid, Oklahoma 73702

All executive officers and
directors as a group                    13,037,328                 90.7%
(5 persons)

(1) Director

(2) Executive officer

ITEM 13. CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

     Set forth below is a description of transactions entered into between the Company and certain of its officers, directors, employees and stockholders during 2001. Certain of these transactions will continue in the future and may result in conflicts of interest between the Company and such individuals, and there can be no assurance that conflicts of interest will always be resolved in favor of the Company.

     OIL AND GAS OPERATIONS. In its capacity as operator of certain oil and gas properties, the Company obtains oilfield services from related companies. These services include leasehold acquisition, well location, site construction and other well site services, saltwater trucking, use of rigs for completion and workover of oil and gas wells and the rental of oil field tools and equipment. Harold Hamm is the chief executive officer and principal stockholder of each of these related companies. The aggregate amounts paid by Continental to these related companies during 2001 was $10.9 million and at December 31, 2001, the Company owed these companies approximately $0.3 million in current accounts payable. The services discussed above were provided at costs and upon terms that management believes are no less favorable to the Company than could have been obtained from unrelated parties. In addition, Harold Hamm and certain companies controlled by him own interests in wells operated by the Company. At December 31, 2001, the Company owed such persons an aggregate of $0.1 million, representing their shares of oil and gas production sold by the Company. During 2001, in its capacity as operator of certain oil and gas properties located in Wyoming, the Company began selling natural gas produced from the Worland Field to a related party. During 2001, the Company sold natural gas valued at $1.77 million to this third party.

     OFFICE LEASE. The Company leases office space under operating leases directly or indirectly from the principal stockholder and an affiliate of the principal stockholder. In 2001, the Company paid rents associated with these leases of approximately $334,000. The Company believes that the terms of its lease are no less favorable to the Company than those which would be obtained from unaffiliated parties.

     PARTICIPATION IN WELLS. Certain officers and directors of the Company have participated in, and may participate in the future in, wells drilled by the
Company, or as in the principal stockholder's case the acquisition of properties. At December 31, 2001, the aggregate unpaid balance owed to the Company by such officers and directors was $4,734, none of which was past due.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. FINANCIAL STATEMENTS:

The following financial statements of the Company and the Report of the Company's Independent Public Accountants thereon are included on pages F-1 through F-21 of this Form 10-K.

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2000 and 2001

Consolidated Statement of Operations for the three years in the period ended December 31, 2001

Consolidated Statement of Cash Flows for the three years in the period ended December 31, 2001

Consolidated Statement of Stockholder's Equity for the three years in the period ended December 31, 2001

Notes to the Consolidated Financial Statements

     2.  FINANCIAL STATEMENT SCHEDULES:

         None.

     3.  EXHIBITS:

2.1 Agreement and Plan of Recapitalization of Continental Resources, Inc. dated October 1, 2000.[2.1](4)

3.1 Amended and Restated Certificate of Incorporation of Continental Resources, Inc.[3.1](1)

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

4.1.2 Second Amended and Restated Credit Agreement among Continental Resources, Inc., Continental Gas, Inc. and Continental Resources of Illinois, Inc., as Borrowers, and MidFirst Bank, dated July 9, 2001.[10.1](5)

4.1.3* Third Amended and Restated Credit Agreement among Continental Resources, Inc., Continental Gas, Inc. and Continental Resources of Illinois, Inc., as Borrowers, and MidFirst Bank, dated January 17, 2002.

4.3 Indenture dated as of July 24, 1998 between Continental Resources, Inc., as Issuer, the Subsidiary Guarantors named therein and the United States Trust Company of New York, as Trustee [4.3] (1)

10.4 Conveyance Agreement of Worland Area Properties from Harold G. Hamm, Trustee of the Harold G. Hamm Revocable Intervivos Trust dated April 23, 1984 to Continental Resources, Inc. [10.4](2)

10.5 Purchase Agreement signed January 2000, effective October 1, 1999, by and between Patrick Energy Corporation as Buyer and Continental Resources, Inc. as Seller [10.5](2)

10.6+     Continental Resources, Inc. 2000 Stock Option Plan. [10.6](4)

10.7+     Form of Incentive Stock Option Agreement. [10.7](4)

10.8+     Form of Non-Qualified Stock Option Agreement. [10.8](4)

10.9 Purchase and Sales Agreement between Farrar Oil Company and Har-Ken Oil Company, as Sellers, and Continental Resources of Illinois, Inc. as Purchaser, dated May 14, 2001.[2.1](5)

12.1*     Statement re computation of ratio of debt to Adjusted EBITDA

12.2*     Statement re computation of ratio of earning to fixed charges

12.3* Statement re computation of ratio of Adjusted EBITDA to interest expense

21.0      Subsidiaries of Registrant.  [21] (6)

99.1* Letter to the Securities and Exchange Commission dated March 28, 2002, regarding the audit of the Registrant's financial statements by Arthur Andersen LLP.
_________________________

+    Represents management compensatory plan

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

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10 for the fiscal quarter ended December 31, 2000. The exhibit number is indicated in brackets and is incorporated herein by reference.

(5) Filed as an exhibit to current report on Form 8-K dated July 18, 2001. The exhibit number is indicated in brackets and is incorporated herein by reference.

(6) Filed as an exhibit to the Company's Quarterly Report on Form 10 for the fiscal quarter ended June 30, 2001. The exhibit number is indicated in brackets and is incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

     On July 18, 2001, the Registrant filed a current report on Form K describing the purchase of certain oil and gas properties from Farrar Oil Company and Har-Ken Oil Company, and the Second Amended and Restated Credit Agreement with MidFirst Bank.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 1, 2002                      Continental Resources Inc.

                                   By HAROLD HAMM
                                      Harold Hamm
                                      Chairman of the Board, President
                                      And Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the date indicated.

Signatures                      Title                               Date
----------                      -----                               ----

HAROLD HAMM
Harold Hamm             Chairman of the Board,                  April 1, 2002
                        President, Chief Executive
                        Officer (principal executive
                        officer) and Director

ROGER V. CLEMENT
Roger V. Clement        Senior Vice President and               April 1, 2002
                        Chief Financial Officer
                        (Principal financial officer
                        and principal accounting
                        officer), Treasurer,
                        and Director

JACK STARK
Jack Stark              Senior Vice President and               April 1, 2002
                        Director

MARK MONROE
Mark Monroe             Director                                April 1, 2002

RANDY MOEDER
Randy Moeder            Secretary; President of                 April 1, 2002
                        Continental Gas, Inc.

JEFF HUME
Jeff Hume               Senior Vice President                   April 1, 2002


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

                          INDEX OF FINANCIAL STATEMENTS

Report of Independent Public Accountants ..................................F - 2

Consolidated Balance Sheets as of December 31, 2000 and 2001 ..............F - 3

Consolidated Statements of Operations for the Years Ended December 31
1999, 2000 and 2001 .......................................................F - 4

Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 1999, 2000 and 2001 ..........................................F - 5

Consolidated Statements of Cash Flows for the Years Ended December 31
1999, 2000 and 2001 .......................................................F - 6

Notes to Consolidated Financial Statements ................................F - 8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors
of Continental Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Continental Resources, Inc. (an Oklahoma corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Resources, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
February 15, 2002

                     CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share information)

                                        ASSETS
                                                                  December 31,
                                                                  ------------
                                                            2000              2001
                                                           ----              ----
CURRENT  ASSETS:
    Cash..................................................$    7,151      $     7,225
    Accounts receivable-
         Oil and gas sales................................    15,778            7,731
         Joint interest and other, net....................     9,839           10,526
    Inventories...........................................     4,988            6,321
    Prepaid expenses......................................       209              487
                                                          ----------      -----------
                Total current assets......................    37,965           32,290
                                                          ----------      -----------

PROPERTY AND EQUIPMENT:
    Oil and gas properties (successful efforts method)-
         Producing properties.............................   321,197          395,559
         Nonproducing leaseholds..........................    44,544           50,889
    Gas gathering and processing facilities...............    25,051           28,176
    Service properties, equipment and other...............    15,917           17,427
                                                          ----------      -----------
                Total property and equipment..............   406,709          492,051
                Less--Accumulated depreciation, depletion
                   and amortization.......................  (151,899)        (174,720)
                                                          ----------      -----------
                Net property and equipment................   254,810          317,331
                                                          ----------      -----------

OTHER ASSETS:
    Debt issuance costs, net..............................     5,842            4,851
    Other assets..........................................         6               13
                                                          ----------      -----------
                Total other assets........................     5,848            4,864
                                                          ----------      -----------
                Total assets..............................$  298,623      $   354,485
                                                          ==========      ===========

                         CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share and per share information)
                             LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                           December 31,
                                                                           ------------
                                                                       2000            2001
                                                                       ----            ----
CURRENT LIABILITIES:
    Accounts payable.........................................     $   17,164    $   22,576
    Current portion of long-term debt........................         10,200         5,400
    Revenues and royalties payable...........................          7,181         3,404
    Accrued liabilities and other............................         10,375         9,906
                                                                  ----------    ----------
         Total current liabilities...........................         44,920        41,286
                                                                  ----------    ----------

LONG-TERM DEBT, net of current portion.......................        130,150       177,995

OTHER NONCURRENT LIABILITIES.................................            107            91

COMMITMENTS AND CONTINGENCIES (Note 8).......................

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.01 par value, 1,000,000 shares authorized,
       0 shares issued and outstanding at December 31, 2000 and
       2001.
    Common stock, $0.01 par value, 20,000,000 shares authorized,
       14,368,919 shares issued and outstanding at December 31,
       2000  and  2001........................................           144           144
    Additional paid-in capital................................        25,087        25,087
    Retained earnings.........................................        98,215       109,882
                                                                  ----------    ----------
              Total stockholders' equity......................       123,446       135,113
                                                                  ----------    ----------
              Total liabilities and stockholders' equity......    $  298,623    $  354,485
                                                                  ==========    ==========

The accompanying notes are an integral part of these consolidated balance sheets.

                                        CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED  STATEMENTS OF INCOME
                                        (in thousands, except per share information)
                                                               December 31,
                                                               ------------
                                                      1999           2000            2001
                                                      ----           ----            ----
REVENUES:
     Oil and gas sales  .......................... $  65,949      $ 115,478       $ 112,170
     Crude oil marketing..........................   241,630        279,834         245,872
     Gas gathering, marketing and processing......    21,563         32,758          44,988
     Oil and gas service operations...............     6,319          7,656           7,732
                                                   ---------      ---------       ---------

          Total revenues..........................   335,461        435,726         410,762
                                                   ---------      ---------       ---------

OPERATING COSTS AND EXPENSES:
    Production expenses ..........................    14,796         20,301          28,406
    Production taxes    ..........................     4,572          9,506           8,385
    Exploration expenses..........................     7,750         13,321          19,927
    Crude oil marketing purchases and expenses....   236,135        278,809         245,003
    Gas gathering, marketing and processing.......    17,850         27,593          35,475
    Oil and gas service operations................     3,420          5,582           5,294
    Depreciation, depletion and amortization......    20,385         21,945          33,569
    General and administrative....................     8,627         10,358          12,075
                                                   ---------      ---------       ---------

         Total operating costs and expenses.......   313,535        387,415         388,134
                                                   ---------      ---------       ---------

OPERATING INCOME..................................    21,926         48,311          22,628
                                                   ---------      ---------       ---------

OTHER INCOME ( EXPENSE):
    Interest income     ..........................       310            756             630
    Interest expense    ..........................   (16,534)       (15,786)        (15,140)
    Other income, net   ..........................       266          4,499           3,549
                                                   ---------      ---------       ---------

         Total other income  (expense)............   (15,958)       (10,531)        (10,961)
                                                   ---------      ---------       ---------

INCOME BEFORE
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE..............................     5,968         37,780          11,667

CUMULATIVE EFFECT OF CHANGE
      IN ACCOUNTING PRINCIPLE       ..............    (2,048)            --              --
                                                   ---------      ---------       ---------

NET INCOME                                         $   3,920      $  37,780       $  11,667
                                                   =========      =========       =========

EARNING PER COMMON SHARE:
    Before cumulative effect of change in
    accounting principle
    Basic               .......................... $     .42      $    2.63       $     .81
                                                   =========      =========       =========
    Diluted             .......................... $     .42      $    2.62       $     .81
                                                   =========      =========       =========

   After cumulative effect of change in
   accounting principle
    Basic               .......................... $     .27      $    2.63       $     .81
                                                   =========      =========       =========
    Diluted             .......................... $     .27      $    2.62       $     .81
                                                   =========      =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                                        CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                                       (in thousands)
                                                                   Additional                           Total
                                  Shares          Common            Paid-in          Retained       Stockholders'
                               Outstanding        Stock             Capital          Earnings           Equity
                               -----------        -----             -------          --------           ------
BALANCE, December 31, 1999     14,368,919        $    144          $ 25,087         $  61,435         $  86,666
    Net income                         --              --                --            37,780            37,780
    Dividends paid                     --              --                --           (1,000)            (1,000)
                               ----------        --------          --------         ---------         ---------
BALANCE, December 31, 2000     14,368,919        $    144          $ 25,087         $  98,215         $ 123,446
    Net income                         --              --                --            11,667            11,667
Dividends paid                         --              --                --                --                --
                               ----------        --------          --------         ---------         ---------
BALANCE, December 31, 2001     14,368,919        $    144          $ 25,087         $ 109,882         $ 135,113
                               ==========        ========          ========         =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                                     CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                                    (in thousands)
                                                                     1999              2000               2001
                                                                     ----              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $     3,920       $    37,780    $    11,667
    Adjustments to reconcile net income to net cash
      provided by operating activities-
        Depreciation, depletion and amortization                        20,385            21,945         33,569
        Gain on sale of assets                                            (151)           (3,719)        (3,460)
        Dry hole costs and impairment of undeveloped leases              5,978             7,667          9,575
        Other non-current assets and liabilities                           338             1,373            435
    Changes in current assets and liabilities-
      Decrease (increase) in accounts receivable                        (5,037)           (5,591)         7,360
      Decrease (increase) in inventories                                   515              (876)        (1,333)
      Decrease (increase) in prepaid expenses                           (1,522)            1,481           (278)
      Increase (decrease) in accounts payable                           (2,084)            8,716          5,411
      Increase (decrease) in revenues and royalties payable              1,010               315         (3,776)
      Increase (decrease) in accrued liabilities and other                 552               599           (469)
                                                                   -----------       -----------    -----------

             Net cash provided by operating activities                  23,904            69,690         58,701
                                                                   -----------       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Exploration and development                                            (12,233)          (48,139)       (63,411)
Gas gathering and processing facilities and service
  properties, equipment and other                                         (266)           (1,200)        (6,365)
Purchase of producing and non-producing  properties                     (1,695)               --        (36,535)
Proceeds from sale of assets                                               496             7,665          4,639
                                                                   -----------       -----------    -----------

             Net cash used in investing activities                     (13,698)          (41,674)      (101,672)
                                                                   -----------       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit and other                               4,600            37,000         52,245
    Repayment of Senior Subordinated Notes                                  --           (19,850)        (3,000)
    Repayment of line of credit and other                              (10,202)          (47,436)        (6,200)
    Repayment of short-term debt due to stockholder                    (10,000)               --             --
    Payment of cash dividend                                                --            (1,000)            --
                                                                   -----------       -----------    -----------

             Net cash provided by (used in) financing activities       (15,602)          (31,286)        43,045
                                                                   -----------       -----------    -----------

NET INCREASE (DECREASE) IN CASH                                         (5,396)           (3,270)            74

CASH, beginning of year                                                 15,817            10,421          7,151
                                                                   -----------       -----------    -----------

CASH, end of year                                                  $    10,421       $     7,151     $    7,225
                                                                   ===========       ===========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                  $    16,583       $    16,615     $   15,269

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Contribution of interest in oil and gas  properties by
        stockholder
     Oil and gas properties                                        $    41,061       $        --      $      --
     Assumption of  note payable                                   $    18,600       $        --      $      --
     Paid-in capital                                               $    22,461       $        --      $      --

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

     CRI has three wholly-owned subsidiaries, Continental Gas, Inc. ("CGI"), Continental Resources of Illinois, Inc. ("CRII") and Continental Crude Co. ("CCC"). CGI was incorporated in April 1990, CRII was incorporated in June 2001 for the purpose of acquiring the assets of Farrar Oil Company and Har-Ken Oil Company and CCC was incorporated in May 1998. Since its incorporation, CCC has had no operations, has acquired no assets and has incurred no liabilities.

     CRI and CRII's principal business is oil and natural gas exploration, development and production. CRI and CRII have interests in approximately 2,066 wells and serve as the operator in the majority of these wells. CRI and CRII's operations are primarily in Oklahoma, North Dakota, South Dakota, Montana, Wyoming, Texas, Illinois, Mississippi and Louisiana. In July 1998, CRI began entering into third party contracts to purchase and resell crude oil at prices based on current month NYMEX prices, current posting prices or at a stated contract price.

     CGI is engaged principally in natural gas marketing, gathering and processing activities and currently operates six gas gathering systems and two gas processing plants in its operating areas. In addition, CGI participates with CRI in certain oil and natural gas wells.

     All  per  share   amounts  for  the   Company's   common  stock  have  been
retroactively  adjusted to reflect the Company's stock split,  discussed in Note
6.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

     The accompanying consolidated financial statements include the accounts and operations of CRI, CRII, CGI and CCC (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Accounts Receivable

     In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". As a result of SFAS No. 137, adoption of SFAS No.133 was required for financial statements for periods beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133, every derivative instrument is recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. During 2000, management reviewed all contracts throughout the Company to identify both freestanding and embedded derivatives which meet the criteria set forth in SFAS No. 133 and SFAS No. 138. The Company adopted the new standards effective January 1, 2001. On January 1, 2001, the Company had no outstanding hedges or derivatives which had not been previously marked to market through its accounting for trading activity. As a result, the adoption of SFAS No. 133 and SFAS No. 138 had no significant impact on the Company's financial position or results of operations.

     In June 2001 the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization but will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company's acquisition of the assets of Farrar Oil Company in July 2001 is subject to these new standards. The Company does not anticipate recognizing goodwill in connection with this acquisition.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No.143 will affect the Company's accrued abandonment costs for oil and gas properties and will require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Adoption of SFAS No. 143 is required for financial statements for periods beginning after June 15, 2002. The Company will adopt this new standard effective January 1, 2003. Management has not yet determined what the impact of this new standard will be on its financial position or results of operation.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that an impairment loss be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and that the measurement of an impairment loss be the difference between the carrying amount and fair value of the asset. Adoption of SFAS No. 144 is required for financial statements for periods beginning after December 15, 2001. The Company adopted this new standard effective January 1, 2002. The adoption of this new standard did not have a material impact on the Company's financial position or results of operation.

Accounts Receivable

     The Company operates exclusively in the oil and natural gas exploration and production, gas gathering and processing and gas marketing industries. The Company's joint interest receivables at December 31, 2000 and 2001, are recorded net of an allowance for doubtful accounts of approximately $383,000 and $359,000, respectively, in the accompanying consolidated balance sheets.

Inventories

     Inventories consist primarily of tubular goods, production equipment and crude oil in tanks, which are stated at the lower of average cost or market. At December 31, 2000 and 2001, tubular goods and production equipment totaled approximately $4,311,000 and $5,072,000, respectively and crude oil in tanks totaled approximately $677,000 and $1,250,000, respectively.

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

Earnings per Common Share

     Earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted-average number of shares used to compute earnings per common share was 14,368,919 in 1999, 2000 and 2001. The weighted-average number of shares used to compute diluted EPS for 2001 and 2000 was 14,393,132. There are no common stock equivalents or securities outstanding during 1999 which would result in material dilution.

Derivatives

     From time to time the Company and its subsidiaries utilize energy derivative contracts to hedge the price or basis risk associated with the specifically identified purchase or sales contracts, oil and gas production or operational needs. Prior to January 1, 2001, the Company accounted for changes in the market value of derivative instruments used for hedging as a deferred gain or loss until the production month of the hedged transaction, at which time the gain or loss on the derivative instruments was recognized in earnings. Effective January 1, 2001, the Company accounts for derivative instruments in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which requires the Company to record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives not designated as hedges, as well as the ineffective portion of hedge derivatives, are recognized as a derivative fair value gain or loss in the income statement. Changes in fair value of effective cash flow hedges are recorded as a component of Accumulated Other Comprehensive Income, which is reclassified to earnings when the hedged transactions occur. Changes in fair value of effective fair value hedges are recorded as adjustments to the carrying amount of the hedged item. At December 31, 2000 and 2001, the Company had no outstanding derivatives and no derivatives were entered into during 2001. Net gains and losses on gas futures contracts are included are included in gas gathering, marketing and processing revenues in the accompanying consolidated statements of operations and were immaterial for the years ended December 31, 1999, 2000 and 2001.

     Additionally, in the normal course of business, the Company will enter into fixed price forward sales contracts related on its oil and gas production to reduce its sensitivity to oil and gas price volatility. Forward sales contracts that will result in physical delivery of the Company's production are deemed to be in the normal course of business and are not accounted for as derivatives.

     Crude Oil Marketing

     During 1998 CRI began trading crude oil, exclusive of its own production, with third parties, under fixed and variable priced physical delivery contracts extending out less than one year. CRI accounted for these contracts utilizing the settlement method of accounting in the month of physical delivery through December 31, 1998.

     In December 1998 the Emerging Issues Task Force ("EITF") released their consensus on EITF 98-10 "Accounting for Energy Trading and Risk Management Activities." This statement requires that contracts for the purchase and sale of energy commodities which are entered into for the purpose of speculating on market movements or otherwise generating gains from market price differences to be recorded at their market value, as of the balance sheet date, with any corresponding gains or losses recorded as income from operations. The Company adopted EITF 98-10 effective January 1, 1999. As a result, the Company recorded an expense for the cumulative effect of change in accounting principle of $2,048,000. At December 31, 2001, the market value of the Company's open energy trading contracts resulted in an unrealized loss of $0.1 million which is recorded in crude oil marketing revenues in the accompanying consolidated statement of operations and accrued liabilities in the accompanying consolidated balance sheet. During the fourth quarter of 2001, the Company discontinued crude oil trading activities.

Forward Sales Contracts

     During the third quarter of 2001, the Company entered into forward fixed price sales contracts in accordance with its hedging policy, to mitigate its exposure to the price volatility associated with its crude oil production. The monthly contracts total 60,000 barrels through March 2003 at $21.98 per barrel. At December 31, 2001, the Company had open fixed price sales contracts covering approximately 900,000 barrels. As the contracts provide for physical delivery of its production, the Company has deemed these contracts to be sales in the normal course of business and it does not account for these contracts as derivatives. Revenues from fixed price sales contracts in the normal course of business are recognized as production occurs.

Gas Balancing Arrangements

     The Company follows the "sales method" of accounting for its gas revenue whereby the Company recognizes sales revenue on all gas sold to its purchasers, regardless of whether the sales are proportionate to the Company's ownership in the property. A liability is recognized only to the extent that the Company has a net imbalance in excess of their share of the reserves in the underlying properties. The Company's aggregate imbalance positions at December 31, 2000 and 2001, were not material.

Significant Customer

     During  1999,  2000  and  2001,   approximately  25.2%,  22.8%  and  17.8%,
respectively, of the Company's total revenues were derived from sales made to a single customer.

Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash, trade receivables, trade payables and bank debt. The carrying value of cash, trade receivables and trade payables are considered to be representative of their respective fair values, due to the short maturity of these instruments. The fair value of long-term debt less the senior subordinated notes discussed in Note 4, approximates its carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

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

3.   ACQUISITION OF PRODUCING PROPERTIES:

     On December 31, 1999, the Company's principal stockholder contributed the undivided 50% interest in the Worland properties to the Company along with an outstanding debt balance of $18.6 million. The Company recorded the properties at the stockholder's cost less amortization of such cost on a unit-of-production method from the stockholder's acquisition date through December 31, 1999. The contribution resulted in an addition to paid-in capital of $22.4 million.

     On July 9, 2001, the Company's subsidiary, CRII, purchased the assets of Farrar Oil Company, Inc. and Har-Ken Oil Company for $33.7 million using funds borrowed under the Company's credit facility. This purchase was accounted for as a purchase and the cost of the acquisition was allocated to the acquired assets and liabilities. The allocation of the $33.7 million of purchase price on July 9, 2001, was as follows:

Current assets                        $   950
Producing properties                   30,603
Non-producing properties                1,117
Service properties                      1,000
                                      -------
                                      $33,670

     The unaudited pro forma information set forth below includes the operations of Farrar Oil Company, Inc. assuming the acquisition of Farrar Oil Company, Inc. and Har-Ken Oil Company by CRII occurred at the beginning of the periods presented. The pro forma information for 1999 also includes the results of operations as if the contribution from the principal stockholder had been consummated as of January 1, 1999. The unaudited pro forma information is presented for information only and is not necessarily indicative of the results of operations that actually would have achieved had the acquisition been consummated at that time:

                                              Pro Forma (Unaudited)
                                              ---------------------
($ in thousands except per share data)    1999            2000            2001
--------------------------------------    ----            ----            ----
Revenues                             $   355,473     $   455,190     $   422,281
                                     ===========     ===========     ===========
Net Income(Loss)                     $        82     $    37,406     $    18,654
                                     ===========     ===========     ===========
Earnings Per Common Share
     Basic                           $      0.01     $      2.60     $      1.30
                                     ===========     ===========     ===========
     Diluted                         $      0.01     $      2.59     $      1.30
                                     ===========     ===========     ===========

4.   LONG-TERM DEBT:

     Long-term debt as of December 31, 2000 and 2001, consists of the following (in thousands):

                                                2000               2001
                                                ----               ----
     Senior Subordinated Notes (a)          $   130,150         $ 127,150
     Line of credit agreement (b)                10,200            56,245
                                            -----------         ---------
     Outstanding debt                           140,350           183,395
     Less- Current portion                       10,200             5,400
                                            -----------         ---------

              Total long-term debt          $   130,150         $ 177,995
                                            ===========         =========

(a) On July 24, 1998, the Company consummated a private placement of $150.0 million of 10 1/4% Senior Subordinated Notes ("the Notes") due August 1, 2008, in a private placement under Securities Act Rule 144A. Interest on the Notes is payable semi-annually on each February 1 and August 1. In connection with the issuance of the Notes, the Company incurred debt issuance costs of approximately $4.7 million, which has been capitalized as other assets and is being amortized on a straight-line basis over the life of the Notes. In May 1998 the Company entered into a forward interest rate swap contract to hedge exposure to changes in prevailing interest rates on the Notes. Due to changes in treasury note rates, the Company paid $3.9 million to settle the forward interest rate swap contract. This payment results in an increase of approximately 0.5% to the Company's effective interest rate or an increase of approximately $0.4 million per year over the term of the Notes. Effective November 14, 1998, the Company registered the Notes through a Form S-4 Registration Statement under the Securities Exchange Act of 1933. During 2000, the Company repurchased $19.9 million principal amount of its Notes at a cost of $18.3 million and During 2001, the Company repurchased $3.0 million principal amount of its Notes at a cost of $2.8 million.

(b) On April, 2000, the Company replaced its previous credit facility with a $25.0 million line of credit facility under terms substantially similar to the previous credit agreement. The agreement was amended August 1, 2000 to add a correspondent bank and other minor changes were made. The Company has collateralized the line of credit with substantially all of its oil and natural gas interests, and gathering, marketing and processing properties. This loan bears interest at either MidFirst prime or adjusted LIBOR, which includes the LIBOR rate as determined on a daily basis by the bank adjusted for a facility fee percentage and non-use fee percentage. The LIBOR rate can be locked in for thirty, sixty, or ninety days as determined by the Company through the use of various principal tranches; or the Company can elect to leave the interest rate based on the prime interest rate. The MidFirst prime interest rate at December 31, 2001, was 4.75%. Interest is payable monthly with all outstanding principal and interest due at maturity on May 31, 2003. The Company has $56.2 million outstanding debt on its line of credit at December 31, 2001. The credit agreement was renegotiated and the line was increased to $70 million on January 17, 2002.

     The Company's line of credit agreement contains certain negative financial and certain information reporting covenants. The Company was not in compliance with two negative covenants at December 31, 2001. One of the covenants required lender approval prior to entering into hedging contracts in excess of 12 months. The other covenant requires the Company to maintain a minimum current ratio of 1.0:1.0, however, the current ratio at December 31, 2001, was 0.91:1.0. The Company received waivers from the bank on both of these violations and expects to be in compliance through the loan maturity date.

     The annual maturities of long-term debt subsequent to December 31, 2001, are as follows (in thousands):

2002                                           $      5,400
2003                                                 37,345
2004                                                  5,400
2005                                                  5,400
2006 and thereafter                                 129,850
                                               ------------
         Total maturities                      $    183,395
                                               ============

     At December 31, 2001, the Company had $0.4 million of outstanding letters of credit which expire during 2002.

     The estimated fair value of long term debt is approximately $164,323.000 and $140,350,000 at December 31, 2001 and 2000, respectively. The fair value of long term debt is estimated based on quoted market prices and managements estimate of current rates available for similar issues.

5.   INCOME TAXES:

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." As mentioned in Note 2, the Company is an S-Corporation resulting in the taxable income or loss of the Company being reported to the stockholders and included in their respective Federal and state income tax returns. The difference in the taxable income of the stockholders versus the net income of the Company is due primarily to intangible drilling costs which are capitalized for book purposes but charged to expense for tax purposes and accelerated depreciation and depletion methods utilized for tax purposes.

6.   STOCKHOLDER'S EQUITY

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

7.   STOCK OPTIONS

     The Company has a stock option plan, the Continental Resources, Inc. 2000 Stock Option Plan (the "Plan"), which became effective October 1, 2000.

     Under the Company's Plan, a committee may, from time to time, grant options to directors and eligible employees. These options may be Incentive Stock Options or Nonqualified Stock Options, or a combination of both. The earliest the granted options may be exercised is over a five year vesting period at the rate of 20% each year for the Incentive Stock Options and over a three year period at the rate of 33-1/3% for the Nonqualified Stock Options, both commencing on the first anniversary of the grant date. The maximum shares covered by options shall consist of 1,020,000 shares of the Company's common stock, par value $.01 per share. The Company granted 144,000 shares during 2000. No options were granted in 2001.

Stock options outstanding under the Plan are presented for the periods indicated.

                                      Number of Shares   Option Price Range
                                      ----------------   ------------------
Outstanding December 31, 1999                   --                    --
         Granted                           144,000        $7.00 - $14.00
         Exercised                              --                    --
         Canceled                               --                    --
Outstanding December 31, 2000              144,000        $7.00 - $14.00
         Granted                                --                    --
         Exercised                              --                    --
         Canceled                               --                    --
Outstanding December 31, 2001              144,000        $7.00 - $14.00

     The Company applies APB Option No. 25 ("APB25") in accounting for its fixed price stock options. Under APB 25, no compensation costs are recognized relating to stock options issued under a fixed plan with a strike price at or above the fair market value of the underlying shares of common stock at the date of grant. For stock options issued with a strike price below the fair market value of the underlying shares of common stock, compensation costs is recognized over the vesting period equal to the fair market value of the common stock at the date of grant less the strike price. Under APB 25, any compensation expense will be recognized in the income statement with a corresponding increase in additional paid-in capital. During 2000 and 2001, compensation expense related to in the money options was immaterial.

     The SFAS No. 123, "Accounting for Stock-Based Compensation", method of accounting is based on several assumptions and should not be viewed as indicative of the operations of the Company in future periods. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000.

(Amounts expressed in percentages)                2000
----------------------------------                ----
Interest Rate                                     5.88%
Dividend Yield                                       0%
Expected Volatility                                  0%
Expected Life (years)                             6.25

     The weighted average fair value of options granted using the Black-Scholes option pricing model for 2000 was $4.90.

     The chart below sets forth the Company's net income and earnings per share as reported and on a pro forma basis as if the compensation cost of stock options had been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation."

(In thousands except per share amounts)              2000             2001
---------------------------------------              ----             ----
Net Income:
   As Reported                                    $  37,780       $  11,667
   Pro Forma                                      $  37,765       $  11,575
Basic Earnings Per Share:
   As Reported                                    $     2.63      $     0.81
   Pro Forma                                      $     2.63      $     0.81
Diluted Earnings Per Share:
   As Reported                                    $     2.62      $     0.81
   Pro Forma                                      $     2.62      $     0.81

8.   COMMITMENTS AND CONTINGENCIES:

     The Company maintains a defined contribution pension plan for its employees under which it makes discretionary contributions to the plan based on a percentage of eligible employees compensation. During 1999, 2000 and 2001, contributions to the plan were 5% of eligible employees' compensation. However, the Company suspended its 5% contribution from January 1, 1999, to April 1, 1999, due to low commodity prices. Pension expense for the years ended December 31, 1999, 2000 and 2001, was approximately $252,000, $390,000 and $392,000, respectively.

     The Company and other affiliated companies participate jointly in a self-insurance pool (the "Pool") covering health and workers' compensation claims made by employees up to the first $50,000 and $500,000, respectively, per claim. Any amounts paid above these are reinsured through third-party providers. Premiums charged to the Company are based on estimated costs per employee of the Pool. No additional premium assessments are anticipated for periods prior to December 31, 2001. Property and general liability insurance is maintained through third-party providers with a $50,000 deductible on each policy.

     The Company is involved in various legal proceedings in the normal course of business, none of which, in the opinion of management, will have a material adverse effect on the financial position or results of operations of the Company.

     On May 15, 1998, the Company and Burlington Resources Oil & Gas Company, Inc. ("Burlington") entered into an agreement ("Trade Agreement") to exchange undivided interests in approximately 65,000 gross (59,000 net) leasehold acres in the northern half of the Cedar Hills Field in North Dakota. On August 19, 1998, the Company instituted a declaratory judgment action against Burlington in the District Court of Garfield County, Oklahoma. The Company sought a declaratory judgment determining that it was excused from further performance under the Trade Agreement. On December 22, 1999, the Court issued an Order requiring the parties to proceed in accordance with terms of the Trade Agreement and instructing them to use their best efforts to consummate the Trade Agreement. Continental complied with the Order of the Court and attempted to proceed with the terms of the Trade Agreement. However, substantial title defects arose with respect to the interests to be received by Continental from Burlington under the terms of the Trade Agreement. As a result of the title defects which could result in the cancellation of Burlington's leases, Continental filed a Motion to Dismiss seeking a determination by the Court that Continental was excused from performance under the Trade Agreement. A hearing was held the week of June 19, 2000. On October 11, 2000, the Court issued its Findings of Fact, Conclusions of Law and Order holding that the Company was excused from further performance under the Trade Agreement. The Court also dismissed Burlington's claim for damages against the Company. On December 13, 2000, the Court entered a Final Order granting the Company's Motion to Dismiss and denying Burlington's claim for damages. Burlington timely appealed the Final Order entered by the Court. On January 22, 2001, the Company and Burlington entered into a settlement agreement of the litigation involving the Cedar Hills Field. As a result of the settlement, pleadings were filed with the Court which resulted in the dismissal with prejudice of all claims between the Company and Burlington.

     Due to the nature of the oil and gas business, the Company is exposed to possible environmental risks. The Company has implemented various policies and procedures to avoid environmental contamination and risks from environmental contamination. The Company is not aware of any material potential environmental issues or claims.

9.   RELATED PARTY TRANSACTIONS:

     The Company, acting as operator on certain properties, utilizes affiliated companies to provide oilfield services such as drilling and trucking. The total amount paid to these companies, a portion of which is billed to other interest owners, was approximately $7,418,000, $8,713,000 and $10,942,000 during the years ended December 31, 1999, 2000 and 2001, respectively. These services are provided at amounts which management believes approximate the costs which would have been paid to an unrelated party for the same services. At December 31, 2000 and 2001, the Company owed approximately $502,000 and $266,000, respectively, to these companies which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. These companies and other companies owned by the Company's principal stockholder also own interests in wells operated by the Company and provide oilfield related services for the Company. At December 31, 2000 and 2001, approximately $131,000 and $344,000, respectively, from affiliated companies is included in accounts receivable in the accompanying consolidated balance sheets.

     The Company leases office space under operating leases directly or indirectly from the principal stockholder. Rents paid associated with these leases totaled approximately $369,000, $313,000 and $334,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

     During 2001, the Company, acting as operator on certain properties located in Wyoming, began selling natural gas produced from the Worland Field to a related party. During 2001, the Company sold $1.77 million of natural gas to this related party.

10.  IMPAIRMENT OF LONG-LIVED ASSETS:

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." During 1999, 2000 and 2001, the Company reviewed its oil and gas properties which are maintained under the successful efforts method of accounting, to identify properties with excess of net book value over projected future net revenue of such properties. Any such excess net book values identified were evaluated further considering such factors as future price escalation, probability of additional oil and gas reserves and a discount to present value. If an impairment was deemed appropriate, an additional charge was added to depreciation, depletion and amortization ("DD&A") expense. The
Company recognized no additional DD&A impairment in 1999, $1,665,000 was recognized additional DD&A impairment in 2000, and $5,303,000 was recognized additional DD&A impairment in 2001.

11.  GUARANTOR SUBSIDIARIES:

     The Company's wholly owned subsidiaries, Continental Gas, Inc. (CGI), Continental Resources of Illinois, Inc. (CRII), and Continental Crude Col. (CCC) have guaranteed the Company's outstanding Senior Subordinated Notes and its bank credit facility. The following is a summary of the condensed consolidating financial information of CGI and CRII as of December 31, 1999, 2000 and 2001:

                      Condensed Consolidating Balance Sheet
                             as of December 31, 1999
                                ($ in thousands)
                          Guarantor
                        Subsidiaries   Parent    Eliminations  Consolidated
                        ------------   ------    ------------  ------------
Current Assets           $   3,392   $  44,001   $ (11,145)    $  36,248
Noncurrent Assets           21,643     224,678         (11)      246,310
                         ---------   ---------   ---------     ---------
Total Assets             $  25,035   $ 268,679   $ (11,156)    $ 282,558
                         =========   =========   =========     =========

Current Liabilities      $   3,688   $  23,402   $  (1,645)    $  25,445
Noncurrent Liabilities       9,500     170,447      (9,500)      170,447
Stockholder's Equity        11,847      74,830         (11)       86,666
                         ---------   ---------   ---------     ---------
Total Liabilities and
Stockholder's Equity     $  25,035   $ 268,679   $ (11,156)    $ 282,558
                         =========   =========   =========     =========

                Condensed Consolidating Statements of Operations
                             as of December 31, 1999
                                ($ in thousands)
                          Guarantor
                        Subsidiaries   Parent    Eliminations  Consolidated
                        ------------   ------    ------------  ------------
Total Revenues           $  25,037   $ 313,448   $  (3,024)    $ 335,461
Operating Expenses          24,185     294,424      (3,024)      315,585
Other Income(Expense)         (758)    (15,197)         --       (15,955)
                         ---------   ---------   ---------     ---------
Net Income               $      94   $   3,827   $      --     $   3,921
                         =========   =========   =========     =========

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
                         =========   =========   =========     =========

                Condensed Consolidating Statements of Operations
                             as of December 31, 2000
                                ($ in thousands)
                          Guarantor
                        Subsidiaries   Parent    Eliminations  Consolidated
                        ------------   ------    ------------  ------------
Total Revenues           $  36,928   $ 402,021   $  (3,223)    $ 435,726
Operating Expenses          34,439     356,199      (3,223)      387,415
Other Income(Expense)           (6)    (10,525)         --       (10,531)
                         ---------   ---------   ---------     ---------
Net Income               $   2,483   $  35,297   $      --     $  37,780
                         =========   =========   =========     =========

                      Condensed Consolidating Balance Sheet
                             as of December 31, 2001
                                ($ in thousands)
                          Guarantor
                        Subsidiaries   Parent    Eliminations  Consolidated
                        ------------   ------    ------------  ------------
Current Assets           $   6,310   $  51,915   $ (25,935)    $  32,290
Noncurrent Assets           42,063     280,143         (11)      322,195
                         ---------   ---------   ---------     ---------
Total Assets             $  48,373   $ 332,058   $ (25,946)    $ 354,485
                         =========   =========   =========     =========

Current Liabilities      $  11,039   $  38,629   $  (8,382)    $  41,286
Noncurrent Liabilities      17,553     178,086     (17,553)      178,086
Stockholder's Equity        19,781     115,343         (11)      135,113
                         ---------   ---------   ---------     ---------
Total Liabilities and
Stockholder's Equity     $  48,373   $ 332,058   $ (25,946)    $ 354,485
                         =========   =========   =========     =========

                Condensed Consolidating Statements of Operations
                             as of December 31, 2001
                                ($ in thousands)
                          Guarantor
                        Subsidiaries   Parent    Eliminations  Consolidated
                        ------------   ------    ------------  ------------
Total Revenues           $  52,051   $ 359,274   $    (563)    $ 410,762
Operating Expenses          46,695     356,512        (563)      402,644
Other Income(Expense)           95       3,454          --         3,549
                         ---------   ---------   ---------     ---------
Net Income               $   5,451   $   6,216   $      --     $  11,667
                         =========   =========   =========     =========

     At  December  31,  2000 and  2001,  current  liabilities  payable  from the subsidiaries to CRI totaled approximately $5,839,000 and $8,181,000, respectively. For the years ended December 31, 1999, 2000 and 2001, depreciation, depletion and amortization, included in operating costs, totaled approximately $2,063,000, $2,107,000 and $4,938,000, respectively.

     Since its incorporation, CCC has had no operations, has acquired no assets and has incurred no liabilities.

12.  SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED):

Proved Oil and Gas Reserves

     The following reserve information was developed from reserve reports as of December 31, 1998, 1999, 2000 and 2001, prepared by independent reserve engineers and by the Company's internal reserve engineers and set forth the changes in estimated quantities of proved oil and gas reserves of the Company during each of the three years presented.

                                                           Crude Oil and
                                               Natural Gas  Condensate
                                                  (MMcf)     (MBbls)
                                                  ------     -------
Proved reserves as of December 31, 1998           55,219     19,930
   Revisions of previous estimates                14,602     12,462
   Extensions, discoveries and other additions     2,174        326
   Production                                     (6,640)    (3,221)
   Sale of minerals in place                         (97)        (3)
   Purchase of minerals in place                  10,503      7,130
                                                  ------      -----
Proved reserves as of December 31, 1999           75,761     36,624
   Revisions of previous estimates                (9,547)     1,680
   Extensions, discoveries and other additions     4,054        324
   Production                                     (7,939)    (3,360)
   Sale of minerals in place                      (2,456)        (4)
   Purchase of minerals in place                       0          0
                                                  ------      -----
Proved reserves as of December 31, 2000           59,873     35,264
   Revisions of previous estimates               (11,331)    24,581
   Extensions, discoveries and other additions     8,884        317
   Production                                     (8,411)    (3,489)
   Sale of minerals in place                      (2,457)      (274)
   Purchase of minerals in place                   5,709      3,332
                                                  ------      -----
Proved reserves as of December 31, 2001           52,267     59,731
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

     Gas imbalance receivables and liabilities for each of the three years ended December 31, 1999, 2000 and 2001, were not material and have not been included in the reserve estimates.

Proved Developed Oil and Gas Reserves

     The following reserve information was developed by the Company and set forth the estimated quantities of proved developed oil and gas reserves of the Company as of the beginning of each year.

                                             Crude Oil and
                               Natural Gas     Condensate
   Proved Developed Reserves     (MMcf)         (MBbls)
   -------------------------     ------         -------
      January 1, 1999            54,901         19,095
      January 1, 2000            65,723         34,432
      January 1, 2001            58,438         33,173
      January 1, 2002            56,647         31,325

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

                                                   1999       2000      2001
                                                   ----       ----      ----
Property acquisition costs:
    Proved Purchased                              $19,745   $    --   $42,526
     Proved Contributed                            22,461        --        --
    Unproved                                        1,274     5 231    11,386
                                                  -------   -------   -------
             Total property acquisition costs     $43,480   $ 5,231   $53,912

Exploration costs                                     379     6,152     9,170
Development costs                                  10,945    36,756    35,456
                                                  -------   -------   -------
             Total                                $54,804   $48,139   $98,538
                                                  =======   =======   =======

Aggregate Capitalized Costs

     Aggregate capitalized costs relating to the Company's oil and gas producing activities, and related accumulated DD&A, as of December 31 (in thousands of dollars):

                                          2000             2001
                                          ----             ----
Proved oil and gas properties           $351,391         $425,754
Unproved oil and gas properties           14,350           20,694
                                        --------         --------
             Total                       365,741          446,448

Less- Accumulated DD&A                   136,115          155,703
                                        --------         --------
Net capitalized costs                   $229,625         $290,745
                                        ========         ========

Oil and Gas Operations (Unaudited)

     Aggregate results of operations for each period ended December 31, in connection with the Company's oil and gas producing activities are shown below (in thousands of dollars):

                                                         1999       2000       2001
                                                         ----       ----       ----
Revenues                                               $ 65,949   $115,478   $112,171
Production costs                                         19,368     29,807     36,791
Exploration expenses                                      7,750     13,321     19,927
DD&A and valuation provision(1)                          16,778     17,454     29,003
                                                       --------   --------   --------

Income (loss)                                            22,053     54,896     26,450

Income tax expense(2)                                        --         --         --
                                                       --------   --------   --------
Results of operations from producing activities
   (excluding corporate overhead and interest costs)   $ 22,053   $ 54,896   $ 26,450
                                                       ========   ========   ========

(1) Includes $1.6 million in 2000 and $5.3 million in 2001 of additional DD&A as a result of SFAS No. 121 impairments.

(2) The Company is an S-Corporation, as a result the income or loss of the Company is taxable at the stockholder level.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

     The following information is based on the Company's best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 1999, 2000 and 2001, as required by SFAS No. 69. The Standard requires the use of a 10% discount rate. This information is not the fair market value nor does it represent the expected present value of future cash flows of the Company's proved oil and gas reserves (in thousands of dollars).

                                                                1999           2000           2001
                                                                ----           ----           ----
Future cash inflows                                        $ 1,069,436    $ 1,403,645    $ 1,300,078
Future production and development costs                       (422,558)      (495,953)      (667,533)
Future income tax expenses                                          --             --             --
                                                           -----------    -----------    -----------

Future net cash flows                                          646,878        907,692        632,545

10% annual discount for estimated timing of cash flows        (312,467)      (415,893)      (323,941)
                                                           -----------    -----------    -----------
Standardized measure of discounted future net cash flows    $  334,411    $   491,799    $   308,604
                                                            ==========    ===========    ===========

     Future cash inflows are computed by applying year-end prices of oil and gas relating to the Company's proved reserves to the year-end quantities of those reserves. The year-end weighted average oil price utilized in the computation of future cash inflows was approximately $24.38, $26.80, and $18.67 per BBL at December 31, 1999, 2000 and 2001, respectively. The year-end weighted average gas price utilized in the computation of future cash inflows was approximately $1.76, $9.78, and $1.96 per MCF at December 31, 1999, 2000 and 2001,
respectively.

     Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company's proved oil and gas reserves at the end of the year, based on year-end costs, and assuming continuation of existing economic conditions.

     Income taxes were not computed at December 31, 1999, 2000 or 2001, as the Company elected S-Corporation status effective June 1, 1997.

     Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company's proved oil and gas reserves at year-end are shown below (in thousands of dollars):

                                                            1999         2000         2001
                                                            ----         ----         ----
Standardized measure of discounted future net cash
  flows at the beginning of the year                     $ 107,670    $ 334,411    $ 491,799
Extensions, discoveries and improved recovery, less
  related costs                                              5,370       24,923       26,267
Revisions of previous quantity estimates                   128,280          910      134,197
Changes in estimated future development costs              (25,914)         853     (107,009)
Purchases(sales) of minerals in place                       49,984       (1,387)      10,755
Net changes in prices and production costs                 135,803      149,123     (211,057)
Accretion of discount                                       10,767       33,441       49,180
Sales of oil and gas produced, net of production costs     (46,581)     (85,671)     (75,379)
Development costs incurred during the period                 1,246       19,196       12,260
Change in timing of estimated future production, and
  other                                                    (32,214)      16,000      (22,409)
                                                         ---------    ---------    ---------
Standardized measure of discounted future net cash
  flows at the end of the year                           $ 334,411    $ 491,799    $ 308,604
                                                         =========    =========    =========

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

4.1.3     Third  Amended and  Restated  Credit  Filed herewith electronically
          Agreement     among      Continental
          Resources,  Inc.,  Continental  Gas,
          Inc.  and  Continental  Resources of
          Illinois,  Inc., as  Borrowers,  and
          MidFirst  Bank,  dated  January  17,
          2002.

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

10.6      Continental  Resources,   Inc.  2000  Incorporated herein by reference
          Stock Option Plan. [10.6](4)

10.7      Form  of   Incentive   Stock  Option  Incorporated herein by reference
          Agreement

10.8      Form of  Non-Qualified  Stock Option  Incorporated herein by reference
          Agreement

10.9 Purchase and Sales Agreement between Incorporated herein by reference Farrar Oil Company and Har-Ken Oil
          Company, as Sellers, and Continental
          Resources  of   Illinois,   Inc.  as
          Purchaser,     dated     May     14,
          2001

12.1 Statement re computation of ratio of Filed herewith electronically debt to Adjusted EBITDA

12.2 Statement re computation of ratio of Filed herewith electronically earning to fixed charges

12.3 Statement re computation of ratio of Filed herewith electronically Adjusted EBITDA to interest expense

21.0      Subsidiaries      of      Registrant  Incorporated herein by reference

99.1      Letter   to   the   Securities   and  Filed herewith electronically
          Exchange  Commission dated March 28,
          2002,  regarding  the  audit  of the
          Registrant's financial statements by
          Arthur Andersen LLP.