Form 10-Q
period 2002-03-31
CONTINENTAL RESOURCES INC
filed 2002-05-15
CIK 732834

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


           Class                               Outstanding as of May 14, 2002
           -----                               ------------------------------
Common Stock, $.01 par value                             14,368,919

                                TABLE OF CONTENTS


PART I.  Financial Information

ITEM 1. FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . .3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . 9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . .12

PART II.  Other Information

ITEM 1. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . .13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . 14


                          PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                          CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                         (dollars in thousands, except per share data)

                                             ASSETS
                                                                              (Unaudited)
                                                                 December 31,   March 31,
                                                                     2001          2002
                                                                     ----          ----
CURRENT  ASSETS:
    Cash .....................................................   $   7,225      $  10,866
    Accounts receivable-
         Oil and gas sales....................................       7,731          9,885
         Joint interest and other, net........................      10,526          8,558
    Inventories...............................................       6,321          6,607
    Prepaid expenses..........................................         487            360
                                                                 ---------      ---------
                    Total current assets......................      32,290         36,276
                                                                 ---------      ---------

PROPERTY AND EQUIPMENT:
    Oil and gas properties
         Producing properties.................................     395,559        412,722
         Nonproducing leaseholds..............................      50,889         51,132
    Gas gathering and processing facilities...................      28,176         30,242
    Service properties, equipment and other...................      17,427         17,522
                                                                 ---------      ---------
                Total property and equipment..................     492,051        511,618
                Less--Accumulated depreciation, depletion and
                amortization..................................    (174,720)      (182,762)
                                                                 ---------      ---------
                Net property and equipment....................     317,331        328,856
                                                                 ---------      ---------

OTHER ASSETS:
    Debt issuance costs, net..................................       4,851          5,717
    Other assets..............................................          13             13
                                                                 ---------      ---------
                Total other assets............................       4,864          5,730
                                                                 ---------      ---------
                Total assets..................................   $ 354,485      $ 370,862
                                                                 =========      =========

                       CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                      (dollars in thousands, except per share data)

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                             (Unaudited)
                                                               December 31,   March  31,
                                                                   2002          2001
                                                                   ----          ----
CURRENT LIABILITIES:
    Accounts payable.......................................... $   22,576     $   19,010
    Current debt..............................................      5,400             --
    Revenues and royalties payable............................      3,404          3,790
    Accrued liabilities and other.............................      9,906          7,722
                                                               ----------     ----------
                Total current liabilities.....................     41,286         30,522
                                                               ----------     ----------

LONG-TERM DEBT, net of current portion........................    177,995        207,650

OTHER NONCURRENT LIABILITIES..................................         91            103

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.01 par value, 1,000,000 shares
    authorized, 0 shares issued and outstanding.
    Common stock, $0.01 par value, 20,000,000 shares
    authorized, 14,368,919 shares issued and outstanding......        144            144
    Additional paid-in-capital................................     25,087         25,087
    Retained earnings.........................................    109,882        107,356
                                                               ----------     ----------
                Total stockholders' equity....................    135,113        132,587
                                                               ----------     ----------
                Total liabilities and stockholders' equity.... $  354,485     $  370,862
                                                               ==========     ==========

The accompanying notes are an integral part of these consolidated balance sheets.

                         CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES

                       UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (dollars in thousands, except per share data)
                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                       2001           2002
                                                                       ----           ----
REVENUES:
     Oil and gas sales .......................................    $   34,221      $   22,729
     Crude oil marketing......................................        60,099          47,350
     Gathering, marketing and processing......................        12,990           7,164
     Oil and gas service operations...........................         2,011           1,605
                                                                  ----------      ----------
     Total revenues ..........................................       109,321          78,848
                                                                  ----------      ----------

OPERATING COSTS AND EXPENSES:
    Production expenses ......................................         6,476           6,489
    Production taxes .........................................         2,678           1,536
    Exploration expenses......................................         2,572           2,223
    Crude oil marketing purchases and expenses................        59,637          48,163
    Gathering, marketing and processing.......................        10,562           5,137
    Oil and gas service operations............................         1,428           1,679
    Depreciation, depletion and amortization..................         5,242           8,475
    General and administrative................................         2,504           3,851
                                                                  ----------      ----------
         Total operating costs and expenses...................        91,049          77,553
                                                                  ----------      ----------
OPERATING INCOME .............................................        18,272           1,295
                                                                  ----------      ----------

OTHER INCOME AND EXPENSES
    Interest income ..........................................           235             103
    Interest expense .........................................        (3,637)         (3,963)
    Other income (expense), net...............................          (184)             39
                                                                  ----------      ----------

         Total other income and (expenses)....................        (3,586)         (3,821)
                                                                  ----------      ----------

NET INCOME (LOSS).............................................    $   14,686      $   (2,526)
                                                                  ==========      ==========
EARNINGS PER COMMON SHARE:
     Basic ...................................................    $     1.02      $    (0.18)
                                                                  ==========      ==========
     Diluted .................................................    $     1.02      $    (0.18)
                                                                  ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                   CONTINENTAL RESOURCES, INC.  AND SUBSIDIARIES
                                 UNAUDITED CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                              (dollars in thousands)
                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                    2001              2002
                                                                    ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss) ............................................  $   14,686         $  (2,526)
Adjustments to reconcile to net income/(loss) to
    cash provided by operating activities--
    Depreciation, depletion and amortization..................       5,242              8,475
    (Gain)/Loss on sale of assets.............................         107                (25)
    Dry hole cost and impairment of undeveloped leases........         634              1,075
    Other noncurrent assets...................................          84               (101)
    Other noncurrent liabilities..............................         (15)                12
Changes in current assets and liabilities--
    (Increase)/Decrease in accounts receivable................         830               (186)
    Increase in inventories...................................        (537)              (286)
    Decrease/(Increase) in prepaid  expenses..................         (49)               127
    Decrease in accounts payable..............................      (1,002)            (3,566)
    Increase/(Decrease) in revenues and royalties payable.....        (529)               386
    Decrease in accrued liabilities and other.................      (3,009)            (2,184)
                                                                ----------         ----------
                Net cash provided by operating activities.....      16,442              1,201
                                                                ----------         ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Exploration and development...............................     (18,630)           (18,726)
    Gas gathering and processing facilities and
         service properties, equipment and other..............        (856)            (2,265)
    Proceeds from sale of assets..............................         258                 42
                                                                ----------         ----------

                Net cash used in investing activities.........     (19,228)           (20,949)
                                                                ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit .............................       2,500             93,830
    Repayment of line of credit  .............................          --            (69,575)
    Debt issuance costs ......................................          --               (866)
                                                                ----------         ----------

                Net cash provided by financing activities.....       2,500             23,389
                                                                ----------         ----------

NET INCREASE/(DECREASE) IN CASH...............................        (286)             3,641

CASH AND CASH EQUIVALENTS, beginning of period................       7,151              7,225
                                                                ----------         ----------

CASH AND CASH EQUIVALENTS, end of period......................  $    6,865         $   10,866
                                                                ==========         ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid ............................................  $    7,084         $    7,287

The accompanying notes are an integral part of these consolidated financial statements.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   CONTINENTAL RESOURCES, INC.'S FINANCIAL STATEMENTS:

     In the opinion of Continental Resources, Inc. ("CRI" or the "Company") the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2002, the results of operations and cash flows for the three months ended March 31, 2001 and 2002. The unaudited consolidated financial statements for the interim periods presented do not contain all information required by accounting principles generally accepted in the United States. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2001.

     On June 19, 2001, the Company formed a new subsidiary, Continental Resources of Illinois, Inc. (CRII), an Oklahoma corporation. On July 9, 2001, the Company through CRII purchased the assets of Farrar Oil Company.

2.   ACQUISITIONS:

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
                                                        --------
                                                        $ 33,670

     The unaudited pro forma information set forth below includes the operations of Farrar Oil Company, Inc. assuming the acquisition of Farrar Oil Company by CRII occurred on January 1, 2001. The unaudited pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have achieved had the acquisition been consummated at that time:

                                                       Pro Forma
                                                       ---------
                                               Three Months Ended March 31,
                                                          2001
                                                          ----
   ($ in thousands, except per share data)
         Revenue ..................................... $ 115,988
         Net Income ..................................    18,235
         Earnings Per Common Share
                Basic ................................     $1.27
                Diluted ..............................     $1.27

3.   LONG-TERM DEBT:

     Long-term debt as of December 31, 2001 and March 31, 2002 consists of the following:

                                        December 31, 2001  March 31, 2002
                                        -----------------  --------------
(dollars in thousands)
Senior Subordinated Notes..................$  127,150       $  127,150
Credit facility ...........................    56,245           80,000
Note payable to principal stockholder......        --              500
                                           ----------       ----------
     Outstanding debt .....................   183,395          207,650
Less current portion ......................     5,400               --
                                           ----------       ----------
     Total long-term debt..................$  177,995       $  207,650
                                           ==========       ==========

     During the quarter ended March 31, 2002, the Company executed a Fourth Amended and Restated Credit Agreement in which a group of lenders agreed to provide a $175.0 million senior secured revolving credit facility with a current borrowing base of $140.0 million. Borrowings under the credit facility are secured by liens on all oil and gas properties and associated assets of the Company. Borrowings under the credit facility bear interest, payable quarterly, at (a) a rate per annum equal to the rate at which eurodollar deposits for one, two, three or six months are offered by the lead bank plus a margin ranging from 150 to 200 basis points, or (b) at the lead bank's reference rate plus an applicable margin ranging from 25 to 50 basis points. The Company paid approximately $1.2 million in debt issuance fees for the new credit facility. The credit facility matures on March 28, 2005. As of March 31, 2002, the Company had $80.0 million outstanding debt on its line of credit.

4.   CRUDE OIL MARKETING:

     The Company enters into third party contracts to purchase and resell crude oil at prices based on current month NYMEX prices, current posting prices or at a stated contract price. Purchases and sales are recorded at the stated contract price. During the quarter ended March 31, 2002, the Company had revenues from the sale of crude oil and expenses for the purchase of crude oil of $47.4 million and $48.2 million, respectively, resulting in a loss from crude oil marketing activities during the quarter of $0.8 million.

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

5.   EARNINGS PER SHARE:

     Earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted-average number of shares used to compute earnings per common share was 14,368,919 in 2001 and 2002. The weighted-average number of shares used to compute diluted EPS was 14,393,132 for 2001. The effect of common stock equivalents at March 31, 2002, was anti-diluted.

6.   GUARANTOR SUBSIDIARIES:

     The Company's wholly owned subsidiaries, Continental Gas, Inc. (CGI), Continental Resources of Illinois, Inc. (CRII), and Continental Crude Co. (CCC), have guaranteed the Company's outstanding Senior Subordinated Notes and its bank credit facility. The following is a summary of the condensed consolidating financial information of CGI and CRII as of December 31, 2001, and March 31, 2002, and for the three month periods ended March 31, 2001, and 2002. As Farrar Oil Company was acquired by CRII in July 2001, the March 31, 2001, activity does not include any activity of CRII. Since its incorporation, CCC has had no operations, has acquired no assets and has incurred no liabilities.

                              Condensed Consolidating Balance Sheet
                                     as of December 31, 2001
                                     (dollars in thousands)
                                Guarantor
                               Subsidiaries       Parent         Eliminations      Consolidated
                              -------------    ------------      ------------      ------------
Current Assets                $      6,310     $     51,915      $    (25,935)     $     32,290
Noncurrent Assets                   42,063          280,143               (11)          322,195
                              ------------     ------------      -------------     ------------
Total Assets                  $     48,373     $    332,058      $    (25,946)     $    354,485
                              ============     ============      ============      ============

Current Liabilities           $     11,039     $     38,629      $     (8,382)     $     41,286
Noncurrent Liabilities              17,553          178,086           (17,553)          178,086
Stockholder's Equity                19,781          115,343               (11)          135,113
                              ------------     ------------      -------------     ------------
Total Liabilities and
Stockholder's Equity          $     48,373     $    332,058      $    (25,946)     $    354,485
                              ============     ============      ============      ============

                              Condensed Consolidated Balance Sheet
                                      as of March 31, 2002
                                     (dollars in thousands)

                                Guarantor
                               Subsidiaries       Parent         Eliminations      Consolidated
                              -------------    ------------      ------------      ------------
Current Assets                $      6,129     $     54,409      $    (24,262)     $     36,276
Noncurrent Assets                   43,229          291,371               (14)          334,586
                              ------------     ------------      -------------     ------------
Total Assets                  $     49,358     $    345,780      $    (24,276)     $    370,862
                              ============     ============      ============      ============

Current Liabilities           $      3,654     $     26,696      $        172      $     30,522
Noncurrent Liabilities              24,811          207,253           (24,311)          207,753
Stockholder's Equity                20,893          111,831              (137)          132,587
                              ------------     ------------      ------------      ------------
Total Liabilities and
Stockholder's Equity          $     49,358     $    345,780      $    (24,276)     $    370,862
                              ============     ============      ============      ============

                        Condensed Consolidating Statements of Operations
                            For the Three Months Ended March 31, 2001
                                     (dollars in thousands)

                                Guarantor
                               Subsidiaries       Parent         Eliminations      Consolidated
                              -------------    ------------      ------------      ------------
Total Revenues                $      14,494    $     96,110      $     (1,283)     $    109,321
Operating Costs and Expenses         12,728          79,604            (1,283)           91,049
Other Income (Expense)                 (102)         (3,484)                0            (3,586)
                              -------------    ------------      ------------      ------------
Net Income                    $       1,664    $     13,022      $          0      $     14,686
                              =============    ============      ============      ============

                        Condensed Consolidating Statements of Operations
                            For the Three Months Ended March 31, 2002
                                     (dollars in thousands)

                                Guarantor
                               Subsidiaries       Parent         Eliminations      Consolidated
                              -------------    ------------      ------------      ------------
Total Revenues                $     10,929     $     68,726      $       (807)     $     78,848
Operating Costs and Expenses         9,377           68,983              (807)           77,553
Other Income (Expense)                (443)          (3,255)             (123)           (3,821)
                              ------------       ----------      ------------      ------------
Net Income (Loss)             $      1,109     $     (3,512)     $       (123)     $     (2,526)
                              ============     ============      ============      ============


     At March 31, 2002, current liabilities payable to the Company by the guarantor subsidiaries totaled approximately $24.3 million. For the three months ended March 31, 2001 and 2002, depreciation, depletion and amortization included in the guarantor subsidiaries operating costs were approximately $0.5 million and $1.5 million, respectively.

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

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

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

RESULTS OF OPERATIONS

REVENUES

GENERAL

     Revenues, excluding crude oil marketing, decreased $17.7 million, or 36%, to $31.5 million during the three months ended March 31, 2002, from $49.2 million during the comparable period in 2001. The decrease is attributable to lower oil prices which averaged $19.60 Bbl in the first quarter of 2002 compared to $27.46 Bbl in the first quarter of 2001 and lower gas prices which averaged $1.87 Mcf in the first quarter of 2002 and $6.42 Mcf in the first quarter of 2001. Crude oil marketing generated $47.4 million in revenue for the three month period ending March 31, 2002, compared to $60.1 million for the three month period ending March 31, 2001.

OIL AND GAS SALES

     Oil and gas sales revenue for the three months ended March 31, 2002, decreased $11.5 million, or 34%, to $22.7 million from $34.2 million during the comparable period in 2001. Oil sales decreased $4.3 million, or 19%, to $18.3 million for the three months of 2002 from $22.6 million in 2001. Oil production increased by 113 MBbls to 936 MBbls, or 14%, for the three months ended March 31, 2002 from 823 MBbls for the comparable period in 2001. The increased production was due to the acquisition of the assets of Farrar Oil Company in July 2001 offset by normal production declines. Oil prices, exclusive of hedging, decreased $7.86/Bbl to an average of $19.60/Bbl, or 29%, during the three months ended March 31, 2002, from $27.46/Bbl, for the comparable 2001 period. Gas sales decreased $7.3 million, or 63%, to $4.3 million for the three month period in 2002 compared to $11.6 million in 2001. Gas production for the period increased 490 Mmcf, or 27%, to 2,294 Mmcf from 1,804 Mmcf in 2001. The increased production was due to the acquisition of the assets of Farrar Oil Company in July 2001 offset by normal production declines. The decrease in revenues is mainly attributable to lower gas prices which averaged $1.87 Mcf in the first quarter of 2002 and $6.42 Mcf in the first quarter of 2001, or a decrease of $4.55 per Mcf, or 71%.

CRUDE OIL MARKETING

     During the three month period ended March 31, 2002, we recognized revenues on crude oil purchased for resale of $47.4 million compared to $60.1 million for the three month period ended March 31, 2001. A decrease in volume and a decrease in prices made up the difference between 2002 and 2001. We have recorded a loss of $1.2 million to reflect the mark-to-market exposure at March 31, 2002. This is a financial derivative that pays $24.25 anytime the NYMEX price is between $19.00 and $24.25. This derivative is effective from April 2002 to December 2003.

GATHERING, MARKETING AND PROCESSING

     Gathering, marketing and processing revenue in the first quarter of 2002 was $7.2 million, a decrease of $5.8 million, or 45%, from $13.0 million in the same period in 2001. This decrease in revenue during the first quarter was attributable to lower natural gas and liquids prices in the 2002 period compared to the 2001 period.

OIL AND GAS SERVICE OPERATIONS

     Oil and gas service operations for the three months ended March 31, 2002, was $1.6 million, a decrease of $0.4 million, or 20%, from $2.0 million for the three months ended March 31, 2001. The decrease was primarily due to a decrease in reclaimed oil income of $0.6 million due to lower prices and volumes received at our central treating unit.

COSTS AND EXPENSES

PRODUCTION EXPENSES

     Production expenses for the three months ended March 31, 2001, and March 31, 2002, remained constant at $6.5 million but resulted in a lowed LOE cost per BOE in 2002 of $4.91 from $5.76 for the three months in 2001 due to increased production.

PRODUCTION TAXES

     Production taxes decreased $1.1 million, or 42%, to $1.5 million during the three months ended March 31, 2002, from $2.6 million during the comparable period in 2001. The decrease was due to lower prices in the three months ended March 31, 2002, compared to the three months ended March 31, 2001.

EXPLORATION EXPENSES

     For the three months ended March 31, 2002, exploration expenses decreased $0.4 million, or 15%, to $2.2 million from $2.6 million during the comparable period of 2001. The decrease was mainly due to a decrease in dry hole expense and plugging expenses of $1.2 million offset by increases in expired leases and other expenses of $0.7 million.

CRUDE OIL MARKETING

     For the three months ended March 31, 2002, we recognized expenses for the purchases of crude oil for resale of $48.2 million compared to purchases of crude oil for resale of $59.6 million for the three months ended March 31, 2001. A decrease in volume and a decrease in prices made up the difference between 2001 and 2002.

GATHERING, MARKETING, AND PROCESSING

     During the three months ended March 31, 2002, we incurred gathering, marketing and processing expenses of $5.1 million, representing a $5.5 million, or 52%, decrease from $10.6 million incurred in the first quarter of 2001 due to lower natural gas and liquids prices on natural gas we purchased for resale.

OIL AND GAS SERVICE OPERATIONS

     During the three months ended March 31, 2002, we incurred oil and gas service operations expense of $1.7 million, a $0.3 million, or 21%, increase over the $1.4 million for the comparable period in 2001. This increase was due to increased expenses attributable to the assets of Farrar Oil Company that we acquired in July 2001.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

     For the three months ended March 31, 2002, DD&A expense increased $3.2 million, or 62%, to $8.5 million in 2002 from $5.2 million for the comparable period in 2001. In the first quarter of 2002, DD&A expense on oil and gas properties was calculated at $5.57 per BOE compared to $3.67 per BOE for the first quarter of 2001. The DD&A expense attributable to the assets of Farrar Oil Company that we acquired in July 2001 and lower oil and gas prices resulting in higher depletion rates were the main causes for this increase.

GENERAL AND ADMINISTRATIVE ("G&A")

     For the three months ended March 31, 2002, net G&A expense was $3.2 million, or an increase of $1.2 million or 60%, from net G&A expense of $2.0 million during the comparable period in 2001. Overhead reimbursement of $0.6 million and $0.5 million for 2002 and 2001, respectively, was netted from G&A expense. The increase was primarily due to increased employment expense of $0.7 million, a variety of smaller increases in other office expenses aggregating $0.5 million, and G&A expenses resulting from the assets of Farrar Oil Company that we acquired in July 2001. G&A expenses per BOE for the first quarter of 2002 was $2.43 compared to $1.79 for the first quarter of 2001.

INTEREST EXPENSE

     For the three months ended March 31, 2002, interest expense was $4.0 million, an increase of $0.4 million, or 11%, from $3.6 million for the three months ended March 31, 2001. This increase was due to additional interest paid on our credit facility due to higher average debt balances outstanding.

OTHER INCOME

     Other income for the three months ended March 31, 2002, was income of $0.04 million compared to an expense of $0.2 million for the same period in 2001. This difference reflects a gain on the sale of assets in 2002 compared to a loss on the sale of assets in 2001.

NET INCOME

     For the three months ended March 31, 2002, net income was a loss of $2.5 million, a decrease of $17.2 million from profit of $14.7 million for the comparable period in 2001. The decrease in net income was primarily due to lower oil and gas prices and increased DD&A and G&A expenses of $3.2 million and $1.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS

     Net cash provided by operating activities for the three months ended March 31, 2002, was $1.2 million, a decrease of $15.2 million from $16.4 million provided by operating activities during the comparable 2001 period. Cash as of March 31, 2002, was $10.9 million, an increase of $3.5 million or 49%, from the balance of $7.2 million held at December 31, 2001. Of the $10.7 million balance at March 31, 2002, $2.2 million will be used to make the August 1, 2002, interest payment on our 10.25% Senior Subordinated Notes.

DEBT

     Our Long-term debt at December 31, 2001, was $178.0 million and at March 31, 2002, $207.7 million. During the quarter ended March 31, 2002, we entered into a Fourth Amended and Restated Credit Agreement in which our syndicated bank group agreed to provide a $175.0 million senior secured revolving credit facility with a current borrowing base of $140.0 million. We have $80.0 million of outstanding debt under this credit facility at March 31, 2002.

CREDIT FACILITY

     Long-term debt outstanding at March 31, 2002, included $80.0 million of revolving credit debt under our credit facility. The effective rate of interest under the credit facility was 4.00% at March 31, 2002. The credit facility, which matures March 28, 2005, charges interest based on a rate per annum equal to the rate at which eurodollar deposits for one, two, three or six months are offered by the lead bank plus an applicable margin ranging from 150 to 250 basis points or the lead bank's reference rate plus an applicable margin ranging from 25 to 50 basis points. The borrowing base of our credit facility is $140.0 million and is re-determined semi-annually.

CAPITAL EXPENDITURES

     Our 2002 capital expenditures budget, exclusive of acquisitions, is $91.3 million, of which $64.9 million is dedicated to our Cedar Hills secondary recovery project. During the three months ended March 31, 2002, we incurred $21.0 million of capital expenditures, exclusive of acquisitions, compared to $19.5 million, exclusive of acquisitions, in the three month period of 2001. The $1.5 million, or 8%, increase was the result of our increased drilling activity in the Rocky Mountain and Gulf Coast regions.

     We expect to fund the remainder of our 2002 capital budget through cash flow from operations and borrowings under our credit facility.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report includes "forward-looking statements". All statements other than statements of historical fact, including, without limitation, statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy, plans and objectives of our management for future operations and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, without limitation, future production levels, future prices and demand for oil and gas, results of future exploration and development activities, future operating and development cost, the effect of existing and future laws and governmental regulations (including those pertaining to the environment) and the political and economic climate of the United States as discussed in this quarterly report and the other documents we filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to market risk in the normal course of our business operations. Our management believes that we are well positioned with our mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, we, from time to time, have used derivative hedging and may do so in the future as a means of controlling our exposure to price changes. Most of our purchases are made at either a NYMEX based price or a fixed price. Forward sales contracts that will result in the physical delivery of our production are deemed to be normal course of business sales and are not accounted for as derivatives. As of March 31, 2002, we had the following fixed sales contracts in order to mitigate our price risk exposure on our production:

       Time Period        Barrels per Month        Price per Barrel
       -----------        -----------------        ----------------
       11/01-03/03              60,000                  $21.98
       07/02-06/03              30,000                  $24.01
       07/02-01/04              30,000                  $24.01

RISK MANAGEMENT

     The risk management process we have established is designed to measure both quantitative and qualitative risks in our businesses. We are exposed to market risk, including changes in interest rates and certain commodity prices.

     To manage the volatility relating to these exposures, periodically we enter into various derivative transactions pursuant to our policies on hedging practices. Derivative positions are monitored using techniques such as mark-to-market valuation and value-at-risk and sensitivity analysis.

COMMODITY PRICE EXPOSURE

     The market risk inherent in our market risk-sensitive instruments and positions is the potential loss in value arising from adverse changes in our commodity prices.

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

     A sensitivity analysis has been prepared to estimate the price exposure to the market risk of our crude oil, natural gas and natural gas liquids commodity positions. Our daily net commodity position consists of crude inventories, commodity purchase and sales contracts and derivative commodity instruments. The fair value of such position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is the estimated potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices over the next 12 months. Based on this analysis, we estimate the potential market risk loss, assuming a hypothetical 10% adverse change, to be approximately $1.5 million related to our crude trading or hedging portfolios.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July 1999 the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". As a result of SFAS No. 137, adoption of SFAS No. 133 is now required for financial statements for periods beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133 every derivative instrument is recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. During 2000, management reviewed all of our contracts to identify both freestanding and embedded derivatives which meet the criteria set forth in SFAS No. 133 and SFAS No. 138. We adopted the new standards effective January 1, 2001. We had no outstanding hedges or derivatives which had not been previously marked to market through our accounting for trading activity. As a result, the adoption of SFAS No. 133 and SFAS No. 138 had no significant impact.

INTEREST RATE RISK

     Our exposure to changes in interest rates relates primarily to long-term debt obligations. We manage our interest rate exposure by limiting ours variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. The fair value of long-term debt is estimated based on quoted market prices and management's estimate of current rates available for similar issues. The following table itemizes our long-term debt maturities and the weighted-average interest rates by maturity date.

-------------------------------------------------------------------------------------------------------------------
                                                                                                           2002
(dollars in thousands)            2002         2003         2004         2005      Thereafter    Total   Fair Value
-------------------------------------------------------------------------------------------------------------------
Fixed rate debt:
    Principal amount                                                                $127,150   $127,150    $127,150
    Weighted-average
        interest rate                                                                 10.25%     10.25%          --
Variable-rate debt:
    Principal amount               --           --           --       $80,000             --    $80,000     $80,000
    Weighted-average
         interest rate             --           --           --            --             --      4.00%          --
-------------------------------------------------------------------------------------------------------------------

                           PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

     From time to time, we are a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved in any legal proceedings nor are we a party to any pending or threatened claims that could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

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

4.1.3 Third Amended and Restated Credit Agreement among Continental Resources, Inc., Continental Gas, Inc. and Continental Resources of Illinois, Inc., as Borrowers, and MidFirst Bank, dated January 17, 2002.[4.13](7)

4.1.4 Fourth Amended and Restated Credit Agreement dated March 28, 2002, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB and Fortis Capital Corp. [10.1](8)

4.3 Indenture dated as of July 24, 1998 between Continental Resources, Inc., as Issuer, the Subsidiary Guarantors named therein and the United States Trust Company of New York, as Trustee [4.3](1)

10.1    Unlimited Guaranty Agreement dated March 28, 2002.[10.2](8)

10.2 Security Agreement dated March 28, 2002, between Registrant and Guaranty Bank, FSB, as Agent.[10.3](8)

10.3 Stock Pledge Agreement dated March 28, 2002, between Registrant and Guaranty Bank, FSB, as Agent.[10.4](8)

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

10.6+   Continental Resources, Inc. 2000 Stock Option Plan. [10.6](4)

10.7+   Form of Incentive Stock Option Agreement. [10.7](4)

10.8+   Form of Non-Qualified Stock Option Agreement. [10.8](4)

10.9 Purchase and Sales Agreement between Farrar Oil Company and Har-Ken Oil Company, as Sellers, and Continental Resources of Illinois, Inc. as Purchaser, dated May 14, 2001.[2.1](5)

10.10 Collateral Assignment of Contracts dated March 28, 2002, between Registrant and Guaranty Bank, FSB, as Agent. [10.5](8)

12.1    Statement re computation of ratio of debt to Adjusted EBITDA[12.1](7)

12.2    Statement re computation of ratio of earning to fixed charges[12.2](7)

12.3 Statement re computation of ratio of Adjusted EBITDA to interest expense[12.3](7)

21.0    Subsidiaries of Registrant.[21](6)

99.1 Letter to the Securities and Exchange Commission dated March 28, 2002, regarding the audit of the Registrant's financial statements by Arthur Andersen LLP.[99.1](7)
_________________________

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

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-K for the fiscal quarter ended December 31, 2000. The exhibit number is indicated in brackets and is incorporated herein by reference.

(5) Filed as an exhibit to current report on Form 8-K dated July 18, 2001. The exhibit number is indicated in brackets and is incorporated herein by reference.

(6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001. The exhibit number is indicated in brackets and is incorporated herein by reference.

(7) Filed as an exhibit to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 2001. The exhibit number is indicated in brackets and is incorporated herein by reference.

(8) Filed as an exhibit to current report on Form 8-K dated April 11, 2002. The exhibit number is indicated in brackets and is incorporated herein by reference.

         (b.) REPORTS ON FORM 8-K

     On July 18, 2001, the Registrant filed a current report on Form 8-K describing the purchase of certain oil and gas properties from Farrar Oil Company and Har-Ken Oil Company, and the Second Amended and Restated Credit Agreement with MidFirst Bank.

     On April 11, 2002, the Registrant filed a current report on Form 8-K describing the execution of the Fourth Amended and Restated Credit Agreement.


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

Date: May 14, 2002