Form 10-Q
period 2002-06-30
CONTINENTAL RESOURCES INC
filed 2002-08-14
CIK 732834

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  [ ]         No  [X]

The Registrant is not subject to the filing requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934 (the "Act"), but files reports required by Section 13 and 15(d) of the Act pursuant to contractual obligations.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class                              Outstanding as of August 13, 2002
Common Stock, $.01 par value                            14,368,919

                                TABLE OF CONTENTS


PART I.    Financial Information

ITEM 1. FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . 3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . .12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . .16

PART II.     Other Information

ITEM 1. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . .18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .18

                          PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                        CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                         (dollars in thousands, except share data)

                                           ASSETS
                                                                                (Unaudited)
                                                                  December 31,    June 30,
                                                                      2001         2002
                                                                      ----         ----
CURRENT  ASSETS:
    Cash                                                           $   7,225    $   4,368
    Accounts receivable-
         Oil and gas sales                                             7,731       11,444
         Joint interest and other, net                                10,526        8,796
    Inventories                                                        6,321        6,863
    Prepaid expenses                                                     487          309
                                                                   ---------    ---------
                Total current assets                                  32,290       31,780
                                                                   ---------    ---------

PROPERTY AND EQUIPMENT:
    Oil and gas properties at cost, based on successful
       efforts accounting
         Producing properties                                        395,559      432,761
         Nonproducing leaseholds                                      50,889       53,087
    Gas gathering and processing facilities                           28,176       31,148
    Service properties, equipment and other                           17,427       17,914
                                                                   ---------    ---------
                Total property and equipment                         492,051      534,910
                Less--Accumulated depreciation, depletion and
                amortization                                        (174,720)    (190,053)
                                                                   ---------    ---------
                Net property and equipment                           317,331      344,857
                                                                   ---------    ---------

OTHER ASSETS:
    Debt issuance costs                                                4,851        6,517
    Other assets                                                          13           13
                                                                   ---------    ---------
                Total other assets                                     4,864        6,530
                                                                   ---------    ---------
                Total assets                                       $ 354,485    $ 383,167
                                                                   =========    =========


     The accompanying notes are an integral part of these consolidated financial statements.

                      CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                       (dollars in thousands, except share data)

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                             (Unaudited)
                                                                  December 31, June 30,
                                                                     2001       2002
                                                                     ----       ----
CURRENT LIABILITIES:
    Accounts payable                                               $ 22,576   $ 18,488
    Current debt                                                      5,400         --
    Revenues and royalties payable                                    3,404      4,092
    Accrued liabilities and other                                     9,906     11,146
                                                                   --------   --------
                Total current liabilities                            41,286     33,726
                                                                   --------   --------

LONG-TERM DEBT, net of current portion                              177,995    212,650

OTHER NONCURRENT LIABILITIES                                             91        112

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred stock, $0.01 par value, 1,000,000 shares
       authorized, 0 shares issued and outstanding
    Common stock, $0.01 par value, 20,000,000 shares
       authorized 14,368,919 shares issued and outstanding              144        144
    Additional paid-in-capital                                       25,087     25,087
    Retained earnings                                               109,882    111,448
                                                                   --------   --------
                Total stockholders' equity                          135,113    136,679
                                                                   --------   --------
                Total liabilities and stockholders' equity         $354,485   $383,167
                                                                   ========   ========


     The accompanying notes are an integral part of these consolidated balance sheets.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (dollars in thousands, except share data)
                                               Three Months Ended June 30,
                                               ---------------------------
                                                   2001         2002
                                                   ----         ----
REVENUES:
     Oil and gas sales                           $  28,605    $  27,717
     Crude oil marketing                            72,317       38,442
     Risk management income                             --          (38)
     Gathering, marketing and processing            11,434        8,994
     Oil and gas service operations                  2,054        2,451
                                                 ---------    ---------

          Total revenues                           114,410       77,566
                                                 ---------    ---------

OPERATING COSTS AND EXPENSES:
    Production expenses                              7,920        7,412
    Production taxes                                 2,287        1,952
    Exploration expenses                             1,599        1,066
    Crude oil marketing purchases and expenses      72,459       38,185
    Gathering, marketing and processing              9,737        7,842
    Oil and gas service operations                   1,621        1,364
    Depreciation, depletion and amortization         7,024        8,125
    General and administrative                       2,878        3,323
                                                 ---------    ---------

         Total operating costs and expenses        105,525       69,269
                                                 ---------    ---------

OPERATING INCOME                                     8,885        8,297
                                                 ---------    ---------

OTHER INCOME AND EXPENSES
    Interest income                                    178           64
    Interest expense                                (3,569)      (4,266)
    Other income(expense), net                       2,170           (3)
                                                 ---------    ---------

         Total other income and (expenses)          (1,221)      (4,205)
                                                 ---------    ---------

NET INCOME                                       $   7,664    $   4,092
                                                 =========    =========

EARNINGS PER COMMON SHARE:
     Basic                                       $    0.53    $    0.28
                                                 =========    =========
     Diluted                                     $    0.53    $    0.28
                                                 =========    =========

     The accompanying notes are an integral part of these consolidated financial statements.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (dollars in thousands, except share data)
                                                Six Months Ended June 30,
                                                -------------------------
                                                   2001         2002
                                                   ----         ----
REVENUES:
     Oil and gas sales                           $  62,825    $  50,446
     Crude oil marketing                           132,416       85,793
     Risk management income                             --       (1,263)
     Gathering, marketing and processing            24,424       16,157
     Oil and gas service operations                  4,065        4,056
                                                 ---------    ---------

          Total revenues                           223,730      155,189
                                                 ---------    ---------

OPERATING COSTS AND EXPENSES:
    Production expenses                             14,397       13,901
    Production taxes                                 4,915        3,487
    Exploration expenses                             4,171        3,289
    Crude oil marketing purchases and expenses     132,095       85,123
    Gathering, marketing and processing             20,299       12,979
    Oil and gas service operations                   3,049        3,044
    Depreciation, depletion and amortization        12,266       16,601
    General and administrative                       5,381        7,173
                                                 ---------    ---------

         Total operating costs and expenses        196,573      145,597
                                                 ---------    ---------

OPERATING INCOME                                    27,157        9,592
                                                 ---------    ---------

OTHER INCOME AND EXPENSES
    Interest income                                    413          167
    Interest expense                                (7,206)      (8,229)
    Other income, net                                1,986           36
                                                 ---------    ---------

         Total other income and (expenses)          (4,807)      (8,026)
                                                 ---------    ---------

NET INCOME                                       $  22,350    $   1,566
                                                 =========    =========

EARNINGS PER COMMON SHARE:
       Basic                                     $    1.56    $    0.11
                                                 =========    =========
       Diluted                                   $    1.55    $    0.11
                                                 =========    =========

     The accompanying notes are an integral part of these consolidated financial statements.

                        CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                       UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (dollars in thousands)
                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                                        2001         2002
                                                                        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                            $ 22,350    $  1,566
Adjustments to reconcile to net income to
    cash provided by operating activities--
    Depreciation, depletion and amortization                            12,266      16,601
    Gain on sale of assets                                              (1,951)        (65)
    Dry hole cost and impairment of undeveloped leases                   1,563       1,697
    Other noncurrent assets                                                293          --
      Other noncurrent liabilities                                         (14)         21
Changes in current assets and liabilities--
    (Increase)/Decrease in accounts receivable                           6,130      (1,984)
    (Increase)/Decrease in inventories                                    (688)       (542)
    (Increase)/Decrease in prepaid  expenses                              (116)        178
    Increase/(Decrease) in accounts payable                             (2,637)     (4,088)
    Increase/(Decrease) in revenues and royalties payable               (1,767)        688
    Increase/(Decrease) in accrued liabilities and other                  (300)      1,240
                                                                      --------    --------

                Net cash provided by operating activities               35,129      15,312
                                                                      --------    --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Exploration and development                                        (29,148)    (41,643)
    Gas gathering and processing facilities and
         service properties, equipment and other                        (2,148)     (3,624)
    Purchase of oil and gas properties                                      --         (55)
    Proceeds from sale of assets                                         2,463          86
    Advances to affiliates                                              (1,990)         --
                                                                      --------    --------

                Net cash used in investing activities                  (30,823)    (45,236)
                                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit and other                               2,500      98,830
      Repayment of Senior Subordinated Notes                            (3,000)         --
    Repayment of line of credit and other                               (3,500)    (69,575)
    Debt issuance costs                                                     --      (2,188)
                                                                      --------    --------

                Net cash provided by (used in) financing activities     (4,000)     27,067
                                                                      --------    --------

NET INCREASE (DECREASE) IN CASH                                            306      (2,857)

CASH AND CASH EQUIVALENTS, beginning of period                           7,150       7,225
                                                                      --------    --------

CASH AND CASH EQUIVALENTS, end of period                              $  7,456    $  4,368
                                                                      ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                     $  7,335    $  7,478

     The accompanying notes are an integral part of these consolidated financial statements.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   CONTINENTAL RESOURCES, INC.'S FINANCIAL STATEMENTS

     In the opinion of Continental Resources, Inc. ("CRI" or the "Company") the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2002, and the results of operations and cash flows for the three and six month periods ended June 30, 2001 and 2002. The unaudited consolidated financial statements for the interim periods presented do not contain all information required by accounting principles generally accepted in the United States. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2001.

     On June 19, 2001, the Company formed a new subsidiary, Continental Resources of Illinois, Inc. ("CRII"), an Oklahoma corporation. On July 9, 2001, the Company, through CRII, purchased the assets of Farrar Oil Company, Inc.

2.   ACQUISITIONS:

     On July 9, 2001, the Company's subsidiary, CRII, purchased the assets of Farrar Oil Company, Inc. for $33.7 million using funds borrowed under the Company's credit facility. The CEO of CRI was on the board of directors of Farrar Oil Company, Inc. for many years and was familiar with their operations. The Company purchased Farrar Oil Company, Inc. for two reasons: 1.) to expand its operating base to the Illinois Basin and 2.) because approximately $8.0 million of the purchase price was for additional interest in wells located in Oklahoma already operated by CRI. This purchase was accounted for as a purchase and the cost of the acquisition was allocated to the acquired assets and liabilities. The operations of Farrar Oil Company, Inc., since July 9, 2001, are included in the accompanying financial statements. The allocation of the $33.7 million of purchase price on July 9, 2001, was as follows:

          Current assets               $    950
          Producing properties           30,603
          Non-producing properties        1,117
          Service properties              1,000
                                       --------
                                       $ 33,670

     The unaudited pro forma information set forth below includes the operations of Farrar Oil Company, Inc. assuming the acquisition of Farrar Oil Company, Inc. by CRII occurred on January 1, 2001. The unaudited pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at that time:

                                                                     Pro Forma

                                                         Three Months Ended June 30, 2001
--------------------------------------------  -------------------------------------------------------
($ in thousands, except per share data)              Farrar               CRI            Consolidated
--------------------------------------------  -------------------- ----------------- ----------------
               Revenue                                      $5,602          $114,410         $120,012
               Net Income                                   $3,130            $7,664          $10,794
               Earnings Per Common Share
                  Basic                                      $0.22             $0.53            $0.75
                  Diluted                                    $0.22             $0.53            $0.75


                                                                      Pro Forma

                                                           Six Months Ended June 30, 2001
--------------------------------------------  -------------------------------------------------------
($ in thousands, except per share data)              Farrar               CRI            Consolidated
--------------------------------------------  -------------------- ----------------- ----------------
               Revenue                                     $12,269          $223,730         $235,999
               Net Income                                   $6,679           $22,350          $29,029
               Earnings Per Common Share
                  Basic                                      $0.46             $1.56            $2.02
                  Diluted                                    $0.46             $1.55            $2.02

3.   LONG-TERM DEBT:

     Long-term debt as of December 31, 2001, and June 30, 2002, consisted of the following:

                                   December 31, 2001       June 30, 2002
                                   -----------------       -------------
                                           (dollars in thousands)
Senior Subordinated Notes               $127,150             $127,150
Credit Facility                           56,245               85,000
Note payable to principal stockholder         --                  500
                                        --------             --------
Outstanding debt                         183,395              212,650
Less current portion                       5,400                   --
                                        --------             --------
Total long-term debt                    $177,995             $212,650
                                        ========             ========

     During the quarter ended March 31, 2002, the Company executed a Fourth Amended and Restated Credit Agreement in which a group of lenders agreed to provide a $175.0 million senior secured revolving credit facility with a current borrowing base of $140.0 million. Borrowings under the credit facility are secured by liens on all oil and gas properties and associated assets of the Company. Borrowings under the credit facility bear interest, payable quarterly, at (a) a rate per annum equal to the rate at which eurodollar deposits for one, two, three or six months are offered by the lead bank plus a margin ranging from 150 to 200 basis points, or (b) at the lead bank's reference rate plus an applicable margin ranging from 25 to 50 basis points. The Company paid approximately $2.2 million in debt issuance fees for the new credit facility. The credit facility matures on March 28, 2005. As of June 30, 2002, the Company had $85.0 million outstanding debt on its line of credit.

     Subsequent to June 30, 2002, the Company has drawn $10.0 million on its line of credit and currently has $95.0 million outstanding debt on its line of credit.

4.   RISK MANAGEMENT

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

     We have recorded a loss of $1.3 million on the income statement to reflect the mark-to-market exposure at June 30, 2002, and the offset is in accrued liabilities on the balance sheet. The crude oil financial contract pays us $24.25 per barrel anytime the NYMEX price is above $19.00 per barrel. If the NYMEX settlement is $19.00 per barrel or below, we sell our barrels at that price. This contract is for 30,000 barrels a month and is effective from April 2002 to December 2003.

5.   CRUDE OIL MARKETING:

     The Company enters into third party contracts to purchase and resell crude oil at prices based on current month NYMEX prices, current posting prices or at a stated contract price. Purchases and sales are recorded at the stated contract price. During the quarter ended June 30, 2002, the Company had revenues from the sale of crude oil and expenses for the purchase of crude oil of $38.4 million and $38.2 million, respectively, resulting in a gain from crude oil marketing activities during the quarter of $0.2 million.

     The Company accounts for its crude oil marketing activities in accordance with EITF 98-10 "Accounting for Energy Trading and Risk Management Activities." This statement requires that contracts for the purchase and sale of energy commodities which are entered into for the purpose of speculating on market movements or otherwise generating gains from market price differences to be recorded at their market value, as of the balance sheet date, with any corresponding gains or losses recorded as income from operations. The Company has discontinued crude oil trading activities as of May 1, 2002.

     In June 2002, the Financial Accounting Standards Board (FASB) issued EITF 02-3 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." This statement will require 1.) all mark-to-market gains or losses arising from energy trading contracts (whether realized or unrealized) to be shown net in the income statement beginning in the first interim or annual period ending after July 15, 2002 with reclassification required for all comparable historical periods presented and 2.) disclosure of energy trading information similar to the types of disclosures outlined by the SEC in FR-61, "Commission Statement about Management's Discussion and analysis of Financial Condition and Results of Operations" beginning in annual periods ending after July 15, 2002. The Company has determined that the adoption of EITF 02-3 will have no impact on the Company's net income. It will reduce gross revenue and total operating expense. The following table shows the restated amounts assuming the new statement was applied as of June 30, 2002.

                              For the three months ended            For the three months ended
(dollars in thousands)              June 30, 2001                          June 30, 2002
                                Reported        Restated            Reported            Restated
                           ----------------- -----------------   ----------------- ------------------
Total Revenues                      $114,410           $82,995             $77,566            $75,864
Total Operating Expense             $105,525           $74,110             $69,269            $67,567
                                    --------           -------             -------            -------
Operating Income                      $8,885            $8,885              $8,297             $8,297


                                For the six months ended              For the six months ended
(dollars in thousands)                June 30, 2001                         June 30, 2002
                                Reported        Restated            Reported           Restated
                           ----------------- -----------------   ----------------- ------------------
Total Revenues                      $223,730          $172,765            $155,189           $134,803
Total Operating Expense             $196,573          $145,608            $145,597           $125,211
                                    --------          --------            --------           --------
Operating Income                     $27,157           $27,157              $9,592             $9,592


6.   EARNINGS PER SHARE

     Earnings per common share was computed without any provisions for federal income taxes since the Company converted to an S-Corporation effective June 1, 1997. Earnings per common share was computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted-average number of shares used to compute earnings per common share was 14,368,919 in 2001 and 2002. The weighted-average number of shares used to compute diluted earnings per share was 14,393,132 for 2001 and 2002. The effect of common stock equivalents at June 30, 2002, was anti-diluted.

7.   GUARANTOR SUBSIDIARIES

     The Company's wholly owned subsidiaries, Continental Gas, Inc. (CGI), Continental Resources of Illinois, Inc. (CRII), and Continental Crude Co. (CCC) have guaranteed the Company's outstanding Senior Subordinated Notes and its bank line of credit. The following is a summary of the condensed consolidating financial information of such subsidiaries as of December 31, 2001, and June 30, 2002, and for the three and six month periods ended June 30, 2001 and 2002.


                      Condensed Consolidating Balance Sheet
                             as of December 31, 2001
                          Guarantor
(dollars in thousands)  Subsidiaries    Parent      Eliminations   Consolidated
                        ------------    ------      ------------   ------------
Current Assets           $  6,310      $ 51,915      $(25,935)      $ 32,290
Noncurrent Assets          42,063       280,143           (11)       322,195
                         --------      --------      --------       --------
Total Assets             $ 48,373      $332,058      $(25,946)      $354,485
                         ========      ========      ========       ========

Current Liabilities      $ 11,039      $ 38,629      $ (8,382)      $ 41,286
Noncurrent Liabilities     17,553       178,086       (17,553)       178,086
Stockholders' Equity       19,781       115,343           (11)       135,113
                         --------      --------      --------       --------
Total Liabilities and
Stockholders' Equity     $ 48,373      $332,058      $(25,946)      $354,485
                         ========      ========      ========       ========

-------------------------------------------------------------------------------

                      Condensed Consolidated Balance Sheet
                               as of June 30, 2002
                          Guarantor
(dollars in thousands)  Subsidiaries    Parent      Eliminations   Consolidated
                        ------------    ------      ------------   ------------
Current Assets           $  6,479      $ 48,329      $(23,027)      $ 31,781
Noncurrent Assets          43,119       308,281           (14)       351,386
                         --------      --------      --------       --------
Total Assets             $ 49,598      $356,610      $(23,041)      $383,167
                         ========      ========      ========       ========

Current Liabilities      $ 11,210      $ 29,226      $ (6,711)      $ 33,725
Noncurrent Liabilities     16,816       212,262       (16,316)       212,762
Stockholders' Equity       21,572       115,122           (14)       136,680
                         --------      --------      --------       --------
Total Liabilities and
Stockholders' Equity     $ 49,598      $356,610      $(23,041)      $383,167
                         ========      ========      ========       ========

-------------------------------------------------------------------------------

                Condensed Consolidating Statements of Operations
                    For the Three Months Ended June 30, 2001
                              Guarantor
(dollars in thousands)      Subsidiaries    Parent     Eliminations   Consolidated
                            ------------    ------     ------------   ------------
Total Revenues                 $  12,390    $ 102,874    $    (854)   $ 114,410
Operating Costs and Expenses     (11,537)     (94,842)         854     (105,525)
Other Income (Expense)               (90)      (1,131)           0       (1,221)
                               ---------    ---------    ---------    ---------
Net Income                     $     763    $   6,901    $       0    $   7,664
                               =========    =========    =========    =========

-------------------------------------------------------------------------------

                Condensed Consolidating Statements of Operations
                    For the Three Months Ended June 30, 2002
                              Guarantor
(dollars in thousands)      Subsidiaries    Parent     Eliminations   Consolidated
                            ------------    ------     ------------   ------------
Total Revenues                 $ 12,701     $ 64,938     $    (73)    $  77,566
Operating Costs and Expenses    (11,605)     (57,737)          73       (69,269)
Other Income (Expense)             (418)      (3,910)         123        (4,205)
                               ---------    ---------    ---------    ---------
Net Income                     $    678     $  3,291     $    123     $   4,092
                               =========    =========    =========    =========

-------------------------------------------------------------------------------

                Condensed Consolidating Statements of Operations
                     For the Six Months Ended June 30, 2001
                              Guarantor
(dollars in thousands)      Subsidiaries    Parent     Eliminations   Consolidated
                            ------------    ------     ------------   ------------
Total Revenues                 $  26,884    $ 198,984    $  (2,138)   $ 223,730
Operating Costs and Expenses     (24,265)    (174,446)       2,138     (196,573)
Other Income (Expense)              (192)      (4,615)           0       (4,807)
                               ---------    ---------    ---------    ---------
Net Income                     $   2,427    $  19,923    $       0    $  22,350
                               =========    =========    =========    =========

-------------------------------------------------------------------------------

                Condensed Consolidating Statements of Operations
                     For the Six Months Ended June 30, 2002

                              Guarantor
(dollars in thousands)      Subsidiaries    Parent     Eliminations   Consolidated
                            ------------    ------     ------------   ------------
Total Revenues                 $  23,630    $ 132,439    $    (880)   $ 155,189
Operating Costs and Expenses     (20,983)    (125,494)         880     (145,597)
Other Income (Expense)              (860)      (7,166)           0       (8,026)
                               ---------    ---------    ---------    ---------
Net Income (Loss)              $   1,787    $    (221)   $       0    $   1,566
                               =========    =========    =========    =========

-------------------------------------------------------------------------------

     At June 30, 2002, current liabilities payable to the Company by the guarantor subsidiaries totaled approximately $22.8 million. For the six months ended June 30, 2001 and 2002, depreciation, depletion and amortization included in the guarantor subsidiaries operating costs was approximately $1.0 million and $2.9 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002, COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

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

RESULTS OF OPERATIONS

REVENUES

GENERAL

     For the current quarter, we had revenues, excluding crude oil marketing, of $39.1 million, a decrease of $3.0 million, or 7%, from $42.1 million during the comparable period in 2001. The decrease was mainly attributable to the decrease in oil and gas prices.

OIL AND GAS SALES

     Our oil and gas sales revenue for the three months ended June 30, 2002, decreased $0.9 million, or 3%, to $27.7 million from $28.6 million during the comparable period in 2001 due primarily to the decrease in oil and gas prices. During the three months ended June 30, 2002, we sold 949 MBbls of oil and 2,216 MMcf of natural gas, or 1,319 MBoe compared to sales of 1,180 MBoe for the same period in 2001.

     Our oil revenues, exclusive of hedging activities, for the three months ended June 30, 2002, increased $3.0 million, or 15%, to $23.0 million from $20.0 million during the same period in 2001. Our oil production increased by 179 MBbls to 950 MBbls, or 23%, for the three months ended June 30, 2002, from 771 MBbls for the comparable period in 2001. Oil prices, exclusive of hedging and adjustments, decreased $2.46 to an average of $23.46/Bbl, or 9%, during the three months ended June 30, 2002, from $25.92/Bbl, for the comparable 2001 period.

     Our gas revenues decreased $3.2 million, or 37%, to $5.4 million from $8.6 million for the three month period ended June 30, 2002, compared to the same period in 2001. Our gas production for the period decreased 238 MMcf, or 10%, to 2,216 MMcf from 2,454 MMcf in 2001. Gas prices decreased $1.05 for the three month period ended June 30, 2002, to an average of $2.45/Mcf, or 30%, from $3.50/Mcf for the comparable 2001 period.

CRUDE OIL MARKETING

     During the three month period ended June 30, 2002, we recognized revenues on crude oil purchased for resale of $38.4 million, a $33.9 million or 47% decrease compared to $72.3 million for the three month period ended June 30, 2001. A decrease in volumes and prices made up the difference between 2002 and 2001. We have discontinued crude oil trading as of May 1, 2002. We have determined that the adoption of EITF 02-3 will have no effect on our net income. (See Footnote 5).

RISK MANAGEMENT

     We have a crude oil financial contract that pays $24.25 per barrel of oil anytime the NYMEX is between $19.00 and $24.25 per barrel. We have 30,000 barrels a month committed to this contract and the contract is effective from April 2002 to December 2003. During the three month period ended June 30, 2002, we recorded a loss of $37,779 in risk management income to reflect the mark-to-market valuation at June 30, 2002, of this financial derivative.

GATHERING, MARKETING AND PROCESSING

     Our gathering, marketing and processing revenue in the second quarter of 2002 was $9.0 million, a decrease of $2.4 million, or 21%, from $11.4 million in the same period in 2001. This decrease in revenue during the second quarter was attributable to decreased natural gas and liquid prices in the 2002 period compared to the 2001 period.

OIL AND GAS SERVICE OPERATIONS

     Our oil and gas service operations for the three months ended June 30, 2002, was $2.5 million, an increase of $0.4 million or 19% from $2.1 million for the three months ended June 30, 2001. The increase was due primarily to greater volumes of reclaimed oil sales from our central treating unit.

OPERATING COSTS AND EXPENSES

PRODUCTION EXPENSES

     Our production expenses decreased by $0.5 million, or 6%, to $7.4 million during the three months ended June 30, 2002, from $7.9 million during the comparable period in 2001. The decrease was primarily due to decreases in energy costs of approximately $0.4 million and decreased labor costs of approximately $0.1 million offset by an increase in production expenses due to the acquisition of the assets of Farrar Oil Company, Inc. in July 2001.

PRODUCTION TAXES

     Our production taxes decreased by $0.3 million, or 13%, to $2.0 million during the three months ended June 30, 2002, from $2.3 million during the comparable period in 2001. The decrease was due to lower oil and gas prices in the three months ended June 30, 2002, compared to the three months ended June 30, 2001, offset by an increase in production taxes due to the acquisition of of Farrar Oil Company, Inc. in July 2001.

EXPLORATION EXPENSES

     For the three months ended June 30, 2002, our exploration expenses decreased $0.5 million, or 33%, to $1.1 million from $1.6 million during the comparable period of 2001. The decrease was mainly due to a reduction in dry hole expense and seismic expenses.

CRUDE OIL MARKETING

     For the three months ended June 30, 2002, we recognized expense for the purchases of crude oil purchased for resale of $38.2 million, a decrease of $34.3 million, or 47%, compared to purchases of crude oil for resale of $72.5 million for the three months ended June 30, 2001. The decrease in prices and volumes made up the difference between 2001 and 2002. We have discontinued crude oil trading effective May 1, 2002. We have determined that the adoption of EITF 02-3 will have no effect on our net income. (See Footnote 5).

GATHERING, MARKETING, AND PROCESSING

     During the three months ended June 30, 2002, we incurred gathering, marketing and processing expenses of $7.8 million, representing a $1.9 million, or 19% decrease from the $9.7 million incurred in the second quarter of 2001 due to lower natural gas and liquids prices on natural gas we purchased for resale.

OIL AND GAS SERVICE OPERATIONS

     During the three months ended June 30, 2002, we incurred oil and gas services operations expenses of $1.4 million, a decrease of $0.2 million, or 16% from $1.6 million in the second quarter of 2001. The decrease was due to lower prices paid for the purchase of reclaimed oil.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

     For the three months ended June 30, 2002, our DD&A expense increased $1.1 million, or 16%, to $8.1 million from $7.0 million for the comparable period in 2001. In the second quarter of 2002, DD&A expense on oil and gas properties was calculated at $5.05 per BOE compared to $4.70 per BOE for the first quarter of 2001. The DD&A expense attributable to the acquisition of the assets of Farrar Oil Company in July 2001 and lower oil and gas prices resulting in higher depletion rates were the main causes for the DD&A increase in the 2002 period.

GENERAL AND ADMINISTRATIVE ("G&A")

     For the three months ended June 30, 2002, our net G&A expense was $2.8 million, an increase of $0.3 million or 15%, from our net G&A expense of $2.5 million during the comparable period in 2001. Overhead reimbursement of $0.6 million and $0.4 million for 2002 and 2001, respectively, was netted from G&A expense. The increase was primarily due to increased employment expense offset by a decrease in legal expense. Our G&A expenses per Boe for the second quarter of 2002 was $2.17 compared to $2.13 for the second quarter of 2001.

INTEREST EXPENSE

     For the three months ended June 30, 2002, our interest expense increased $0.7 million, or 19% to $4.3 million from $3.6 million for the three months ended June 30, 2001. The increase was due to additional interest paid on our credit facility due to higher average debt balances outstanding.

OTHER INCOME

     Our other income for the three months ended June 30, 2002, was income of $0.06 million compared to income of $2.2 for the same period in 2001. The 2001 income was from the sale of 62 uneconomical properties at the Clearinghouse Auction on April 11, 2001.

NET INCOME

     For the three months ended June 30, 2002, our net income was $4.1 million, a decrease in net income of $3.5 million, or 46%, from $7.6 million for the comparable period in 2001. The decrease in net income was due primarily to lower oil and gas prices.

SIX MONTHS ENDED JUNE 30, 2002, COMPARED TO SIX MONTHS ENDED JUNE 30, 2001.

REVENUES

GENERAL

     Our revenues, excluding crude oil marketing, decreased $21.9 million, or 24%, to $69.4 million during the six months ended June 30, 2002, from $91.3 million during the comparable period in 2001. The decrease is mainly attributable to lower oil and gas prices.

OIL AND GAS SALES

     Our oil and gas sales revenue for the six months ended June 30, 2002, decreased $12.4 million, or 20%, to $50.4 million from $62.8 million during the same period in 2001 due to decreased oil and gas prices. During the six months ended June 30, 2002, we sold 1,887 MBbls of oil and 4,510 MMcf of natural gas, or 2,639 MBoe compared to sales of 2,304 MBoe for the same period in 2001.

     Our oil revenues for the six months ended June 30, 2002, decreased $1.2 million, or 3%, to $41.4 million from $42.6 million in the same period in 2001. Our oil production increased by 292 MBbls to 1,887 MBbls, or 18%, for the six months ended June 30, 2002, from 1,594 MBbls for the same period in 2001. Oil prices, exclusive of hedging and adjustments, decreased to an average of $21.56/Bbl, or 19%, during the six months ended June 30, 2002, from $26.71/Bbl, for the comparable 2001 period. The decrease in oil sales is due to lower oil prices in 2002.

     Our gas revenues for the six months ended June 30, 2002, decreased $10.5 million, or 51%, to $9.8 million from $20.3 million in the same period in 2001. Our gas production for the period increased 252 MMcf, or 6%, to 4,510 MMcf from 4,258 MMcf in 2001. Gas prices decreased to an average of $2.16/Mcf, or 54%, from $4.73/Mcf, for the comparable 2001 period. The decrease in gas revenues is due to lower prices in 2002.

CRUDE OIL MARKETING AND PROCESSING

     For the year to date period ended June 30, 2002, we have recognized $85.8 million, a $46.6 million decrease on crude oil purchased for resale compared to $132.4 million for the six months ended June 30, 2001. A decrease in volumes and prices made up the difference between 2002 and 2001. We have discontinued crude oil trading as of May 1, 2002 and determined that the adoption of EITF 02-3 will have no effect on our net income. (See Footnote 5).

RISK MANAGEMENT

     For the six months ended June 30, 2002, we have recorded a loss of $1.2 million to reflect the mark-to-market valuation of a financial derivative effective from April 2002 to December 2003. For April and May the realized loss was $141,000 and the remaining $1.1 million loss is unrealized.

GATHERING, MARKETING AND PROCESSING

     Our gathering, marketing and processing revenue for the six months ended June 30, 2002, was $16.2 million, a $8.2 million, or 34% decrease, from $24.4 million in the comparable 2001 period. The decrease for the six month period was due to lower natural gas and liquid prices in 2002.

OIL AND GAS SERVICE OPERATIONS

     Our oil and gas service operations remained constant for the six months ended June 30, 2002 and 2001, at $4.1 million.

COSTS AND EXPENSES

PRODUCTION EXPENSES

     Our production expenses decreased by $0.5 million, or 3%, to $13.9 million for the six months ended June 30, 2002, from $14.4 million during the comparable period in 2001. The decrease was primarily due to a decrease in energy and labor costs of approximately $1.2 million offset by an increase in repairs of $0.8 million.

PRODUCTION TAXES

     Our production taxes for the six months ended June 30, 2002, decreased $1.4 million, or 29%, to $3.5 million compared to $4.9 million in the comparable period of 2001. The decrease was due to lower oil and gas prices in 2002 compared to 2001.

EXPLORATION EXPENSES

     Our expense for the six months ended June 30, 2002, decreased $0.9 million, or 21%, to $3.3 million from $4.2 million incurred in the comparable period in 2001. The decrease was due primarily to a $1.6 million decrease in dry hole expenses and plugging costs offset by an increase of $0.7 million in expired leases.

CRUDE OIL MARKETING

     For the six month period ended June 30, 2002, our purchases of crude oil decreased by $46.9 million, or 35%, to $85.1 million from $132.0 million for the same period in 2001. The decrease in prices and volumes made up the difference between 2001 and 2002. We have discontinued crude oil trading as of May 1, 2002. We have determined that the adoption of EITF 02-3 will have no effect on our net income. (See Footnote 5).

GATHERING, MARKETING AND PROCESSING

     Our gathering, marketing and processing expenses for the six months ended June 30, 2002, were $13.0 million, a $7.3 million, or 36% decrease, from $20.3 million in the same period in 2001 due to lower natural gas and liquids prices on natural gas purchased for resale.

OIL AND GAS SERVICE OPERATIONS

     Our oil and gas service operations expenses remained constant at $3.0 million for the six months ended June 30, 2002 and 2001.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

     For the six months ended June 30, 2002, our DD&A expense increased $4.3 million, or 35% to $16.6 million from $12.3 million for the same period in 2001. The increase is primarily due to the acquisition of Farrar Oil Company in July 2001 and lower product prices which shortens the life of the properties and increases depletion rates.

GENERAL AND ADMINISTRATIVE ("G&A")

     For the six month period ended June 30, 2002, our net G&A expense was $7.2 million, an increase of $1.8 million, or 33%, from our net G&A expense of $5.4 million during the comparable period in 2001. Overhead reimbursement of $1.2 million and $0.9 million for 2002 and 2001, respectively, was netted from G&A expense. Our G&A expense per Boe for the first six months of 2001 was $2.26 compared to $1.96 for the same period in 2001. The increase was primarily due to increased employment expense and geological expense offset by a decrease in legal expense.

INTEREST EXPENSE

     For the six months ended June 30, 2002, our interest expense increased $1.0 million, or 14% to $8.2 million from $7.2 million for the same period in 2001. The increase was due to additional interest paid on our credit facility due to higher average debt balances outstanding.

OTHER INCOME

     Our other income for the year to date ended June 30, 2002, was $0.2 million compared to $2.0 million for the year to date ended June 30, 2001. The decrease reflects the sale of 62 uneconomical wells at the Clearinghouse Auction on April 11, 2001, which was approximately $2.0 million and a gain on the repurchase of our senior subordinated notes of $0.1 million offset by other miscellaneous expenses.

NET INCOME

     For the six months ended June 30, 2002, our net income was $1.6 million, a decrease in net income of $20.7 million, or 93%, from $22.3 million for the comparable period in 2001. The decrease in net income was mainly due to lower oil and gas prices and increased DD&A and G&A expenses of $3.9 million and $1.8 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS

     Net cash provided by our operating activities for the six months ended June 30, 2002, was $15.3 million, a decrease of $19.8 million, or 56%, from $35.1 million provided by operating activities during the comparable 2001 period. We had cash at June 30, 2002, of $4.4 million, a decrease of $2.8 million, or 39%, of the balance of $7.2 million held at December 31, 2001.

DEBT

     Our long-term debt at December 31, 2001, was $178.0 million and at June 30, 2002, was $212.6 million. During the first quarter of 2002, we entered into a Fourth Amended and Restated Credit Agreement in which our syndicated bank group agreed to provide a $175.0 million senior secured revolving credit facility with a current borrowing base of $140.0 million. We had $85.0 million of outstanding debt under this credit facility at June 30, 2002. Subsequent to June 30, 2002, we borrowed $10.0 million against our credit facility, increasing the outstanding debt to $95.0 million.

CREDIT FACILITY

     Long-term debt outstanding at June 30, 2002, included $85.0 million of revolving credit debt under our bank credit facility. The effective rate of interest under our bank credit facility was 4.00% at June 30, 2002. Our credit facility, which matures March 28, 2005, charges interest based on a rate per annum equal to the rate at which eurodollar deposits for one, two, three or six months are offered by the lead bank plus an applicable margin ranging from 150 to 250 basis points or the lead bank's reference rate plus an applicable margin ranging from 25 to 50 basis points. The borrowing base of our credit facility is $140.0 million and is re-determined semi-annually.

CAPITAL EXPENDITURES

     Our 2002 capital expenditures budget is $91.3 million, exclusive of acquisitions. The Cedar Hills Field secondary recovery will account for $65.0 million, or 71%, of our projected capital expenditures for 2002. This includes $40.9 million for drilling injector wells and $24.1 million for compressors, equipment and facilities. During the six months ended June 30, 2002, we incurred $45.3 million of capital expenditures, exclusive of acquisitions, compared to $31.3 million, exclusive of acquisitions, in the six month period of 2001. The $14.0 million, or 45% increase was the result of our increased drilling activity in the Rocky Mountain and Gulf Coast regions. We expect to fund the remainder of our 2002 capital budget through cash flow from operations and borrowings under our credit facility.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report includes "forward-looking statements". All statements other than statements of historical fact, including, without limitation, statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management for future operations and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, without limitation, future production levels, future prices and demand for oil and gas, results of future exploration and development activities, future operating and development cost, the effect of existing and future laws and governmental regulations (including those pertaining to the environment) and the political and economic climate of the United States as discussed in this quarterly report and the other documents we filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to market risk in the normal course of our business operations. Our management believes that we are well positioned with our mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, we, from time to time, have used derivative hedging and may do so in the future as a means of controlling our exposure to price changes. Most of our purchases are made at either a NYMEX based price or a fixed price. Forward sales contracts that will result in the physical delivery of our production are deemed to be normal course of business sales and are not accounted for as derivatives. As of June 30, 2002, we had the following fixed physical sales contracts in order to mitigate our price risk exposure on our production:

              Time Period          Barrels per Month        Price per Barrel
              -----------          -----------------        ----------------
              11/01-03/03                60,000                  $21.98
              07/02-06/03                30,000                  $24.01
              07/02-01/04                30,000                  $24.01
              09/02-12/03                30,000                  $25.08
              09/02-12/03                30,000                  $24.85

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

     A sensitivity analysis has been prepared to estimate the price exposure to the market risk of our crude oil, natural gas and natural gas liquids commodity positions. Our daily net commodity position consists of crude inventories, commodity purchase and sales contracts and derivative commodity instruments. The fair value of such position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices over the next 12 months. Based on this analysis, we estimate the potential market risk loss, assuming a hypothetical 10 percent adverse change, to be approximately $4.7 million related to our crude trading or hedging portfolios.

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

-------------------------------------------------------------------------------------------------------------------
                                                                                                           2001
(dollars in thousands)            2002         2003         2004         2005      Thereafter    Total   Fair Value
-------------------------------------------------------------------------------------------------------------------
 Fixed rate debt:
    Principal amount                                                                $127,150   $127,150    $127,150
    Weighted-average
        interest rate                                                                10.25%     10.25%          --
Variable-rate debt:
    Principal amount               --           --           --       $85,000         --        $85,000     $85,000
    Weighted-average
         interest rate             --           --           --        4.0%           --         4.0%           --
-------------------------------------------------------------------------------------------------------------------

                           PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

     From time to time, we are party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved in any legal proceedings nor are we party to any pending or threatened claims that could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

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

3.3       Certificate of Incorporation of Continental Gas, Inc. [3.3](1)

3.4       Bylaws of Continental Gas, Inc., as amended and restated. [3.4](1)

3.5       Certificate of Incorporation of Continental Crude Co. [3.5](1)

3.6       Bylaws of Continental Crude Co. [3.6](1)

4.1 Restated Credit Agreement dated April 21, 2000 among Continental Resources, Inc. and Continental Gas, Inc., as Borrowers and MidFirst Bank as Agent (the "Credit Agreement"). [4.4](3)

4.1.1     Form of Consolidated Revolving Note under the Credit Agreement. [4.4]
          (3)

4.1.2 Second Amended and Restated Credit Agreement among Continental Resources, Inc., Continental Gas, Inc. and Continental Resources of Illinois, Inc., as Borrowers, and MidFirst Bank, dated July 9, 2001. [10.1](5)

4.1.3 Third Amended and Restated Credit Agreement among Continental Resources, Inc., Continental Gas, Inc. and Continental Resources of Illinois, Inc., as Borrowers, and MidFirst Bank, dated January 17, 2002. [4.13](7)

4.1.4 Fourth Amended and Restated Credit Agreement dated March 28, 2002, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB and Fortis Capital Corp. [10.1](8)

4.3 Indenture dated as of July 24, 1998 between Continental Resources, Inc., as Issuer, the Subsidiary Guarantors named therein and the United States Trust Company of New York, as Trustee. [4.3](1)

10.1      Unlimited Guaranty Agreement dated March 28, 2002. [10.2](8)

10.2 Security Agreement dated March 28, 2002, between Registrant and Guaranty Bank, FSB, as Agent. [10.3](8)

10.3 Stock Pledge Agreement dated March 28, 2002, between Registrant and Guaranty Bank, FSB, as Agent. [10.4](8)

10.4 Conveyance Agreement of Worland Area Properties from Harold G. Hamm, Trustee of the Harold G. Hamm Revocable Intervivos Trust dated April 23, 1984 to Continental Resources, Inc. [10.4](2)

10.5 Purchase Agreement signed January 2000, effective October 1, 1999, by and between Patrick Energy Corporation as Buyer and Continental Resources, Inc. as Seller. [10.5](2)

10.6+     Continental Resources, Inc. 2000 Stock Option Plan. [10.6](4)

10.7+     Form of Incentive Stock Option Agreement. [10.7](4)

10.8+     Form of Non-Qualified Stock Option Agreement. [10.8](4)

10.9 Purchase and Sales Agreement between Farrar Oil Company and Har-Ken Oil Company, as Sellers, and Continental Resources of Illinois, Inc. as Purchaser, dated May 14, 2001. [2.1](5)

10.10 Collateral Assignment of Contracts dated March 28, 2002, between Registrant and Guaranty Bank, FSB, as Agent. [10.5](8)

12.1      Statement re computation of ratio of debt to Adjusted EBITDA.
          [12.1](7)

12.2      Statement re computation of ratio of earning to fixed charges.
          [12.2](7)

12.3 Statement re computation of ratio of Adjusted EBITDA to interest expense. [12.3](7)

21.0      Subsidiaries of Registrant. [21](6)

99.1 Letter to the Securities and Exchange Commission dated March 28, 2002, regarding the audit of the Registrant's financial statements by Arthur Andersen LLP. [99.1](7)
_________________________

+    Represents management compensatory plans or agreements

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

          (b.) REPORTS ON FORM 8-K:

     On July 18, 2001, the Registrant filed a current report on Form 8-K describing the purchase of certain oil and gas properties from Farrar Oil Company and Har-Ken Oil Company, and the Second Amended and Restated Credit Agreement with MidFirst Bank. On April 11, 2002, the Registrant filed a current report on Form 8-K describing the execution of the Fourth Amended and Restated Credit Agreement. On July 19, 2002, the Registrant filed a current report on Form 8-K describing the dismissal of Arthur Andersen LLP and appointment of Ernst and Young LLP as its new independent auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CONTINENTAL  RESOURCES, INC.


                                                     ROGER V. CLEMENT
                                                     Roger V. Clement
                                                   Senior Vice President
                                                 (Chief Financial Officer)
Date: August 14, 2002

                               INDEX TO EXHIBITS
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

3.5       Certificate of Incorporation of       Incorporated herein by reference
          Continental Crude Co.

3.6       Bylaws of Continental Crude Co.       Incorporated herein by reference

4.1       Restated Credit Agreement dated April Incorporated herein by reference
          21, 2000 among Continental Resources,
          Inc. and Continental Gas, Inc., as
          Borrowers and MidFirst Bank as Agent
          (the "Credit Agreement").

4.1.1     Form of Consolidated Revolving Note   Incorporated herein by reference
          under the Credit Agreement.

4.1.2     Second Amended and Restated Credit    Incorporated herein by reference
          Agreement among Continental
          Resources, Inc., Continental Gas,
          Inc. and Continental Resources of
          Illinois, Inc., as Borrowers, and
          MidFirst Bank, dated July 9, 2001.

4.1.3     Third Amended and Restated Credit     Incorporated herein by reference
          Agreement among Continental
          Resources, Inc., Continental Gas,
          Inc. and Continental Resources of
          Illinois, Inc., as Borrowers, and
          MidFirst Bank, dated January 17,
          2002.

4.1.4     Fourth Amended and Restated Credit    Incorporated herein by reference
          Agreement dated March 28, 2002, among
          the Registrant, Union Bank of
          California, N.A., Guaranty Bank, FSB
          and Fortis Capital Corp.

4.3       Indenture dated as of July 24, 1998   Incorporated herein by reference
          between Continental Resources, Inc.,
          as Issuer, the Subsidiary Guarantors
          named therein and the United States
          Trust Company of New York, as
          Trustee.

10.1      Unlimited Guaranty Agreement dated    Incorporated herein by reference
          March 28, 2002.

10.2      Security Agreement dated March 28,    Incorporated herein by reference
          2002, between Registrant and Guaranty
          Bank, FSB, as Agent.

10.3      Stock Pledge Agreement dated March    Incorporated herein by reference
          28, 2002, between Registrant and
          Guaranty Bank, FSB, as Agent.

10.4      Conveyance Agreement of Worland Area  Incorporated herein by reference
          Properties from Harold G. Hamm,
          Trustee of the Harold G. Hamm
          Revocable Intervivos Trust dated
          April 23, 1984 to Continental
          Resources, Inc.

10.5      Purchase Agreement signed January     Incorporated herein by reference
          2000, effective October 1, 1999, by
          and between Patrick Energy
          Corporation as Buyer and Continental
          Resources, Inc. as Seller.

10.6      Continental Resources, Inc. 2000      Incorporated herein by reference
          Stock Option Plan.

10.7      Form of Incentive Stock Option        Incorporated herein by reference
          Agreement.

10.8      Form of Non-Qualified Stock Option    Incorporated herein by reference
          Agreement.

10.9      Purchase and Sales Agreement between  Incorporated herein by reference
          Farrar Oil Company and Har-Ken Oil
          Company, as Sellers, and Continental
          Resources of Illinois, Inc. as
          Purchaser, dated May 14, 2001.

10.10     Collateral Assignment of Contracts    Incorporated herein by reference
          dated March 28, 2002, between
          Registrant and Guaranty Bank, FSB, as
          Agent.

12.1 Statement re computation of ratio of Incorporated herein by reference debt to Adjusted EBITDA.

12.2 Statement re computation of ratio of Incorporated herein by reference earning to fixed charges.

12.3      Statement re computation of ratio of  Incorporated herein by reference
          Adjusted EBITDA to interest expense.

21.0      Subsidiaries of Registrant.

99.1      Letter to the Securities and Exchange Incorporated herein by reference
          Commission dated March 28, 2002,
          regarding the audit of the
          Registrant's financial statements by
          Arthur Andersen LLP.