Form 10-Q
period 2002-09-30
CONTINENTAL RESOURCES INC
filed 2002-11-13
CIK 732834

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

The Registrant is not subject to the filing requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934 (the "Act"), but files reports required by Sections 13 and 15(d) of the Act pursuant to contractual obligations.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


         Class                              Outstanding as of November 12, 2002
Common Stock, $.01 par value                           14,368,919

                                TABLE OF CONTENTS


PART I.    Financial Information

ITEM 1. FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . 3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . .  . . . . . 12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . .18

ITEM 4. CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . .19


PART II.    Other Information

ITEM 1. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . .19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . .20

                          PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                       CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                         (dollars in thousands, except share data)

                                          ASSETS
                                                                            (Unaudited)
                                                               December 31, September 30,
                                                                  2001          2002
                                                                ---------    ---------
CURRENT  ASSETS:
    Cash ....................................................   $   7,225    $   3,004
    Accounts receivable-
         Oil and gas sales ..................................       7,731       12,125
         Joint interest and other, net ......................      10,526        7,228
    Inventories .............................................       6,321        6,162
    Prepaid expenses ........................................         487          317
    Fair value of derivative contract .......................          --          850
                                                                ---------    ---------
              Total current assets ..........................      32,290       29,686
                                                                ---------    ---------

PROPERTY AND EQUIPMENT:
    Oil and gas properties at cost, based on successful
       efforts accounting
         Producing properties ...............................     395,559      455,813
         Nonproducing leaseholds ............................      50,889       55,924
    Gas gathering and processing facilities .................      28,176       31,795
    Service properties, equipment and other .................      17,427       18,106
                                                                ---------    ---------
                Total property and equipment ................     492,051      561,638
                Less--Accumulated depreciation, depletion and
                amortization ................................    (174,720)    (194,996)
                                                                ---------    ---------
                Net property and equipment ..................     317,331      366,642
                                                                ---------    ---------

OTHER ASSETS:
    Debt issuance costs .....................................       4,851        6,150
    Other assets ............................................          13           11
                                                                ---------    ---------
                Total other assets ..........................       4,864        6,161
                                                                ---------    ---------
                Total assets ................................   $ 354,485    $ 402,489
                                                                =========    =========

The accompanying notes are an integral part of these consolidated balances sheets.

                          CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands, except share data)


                              LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                  (Unaudited)
                                                                    December 31, September 30,
                                                                          2001       2002
                                                                        --------   --------
CURRENT LIABILITIES:
    Accounts payable ................................................   $ 22,576   $ 17,450
    Current debt ....................................................      5,400         --
    Revenues and royalties payable ..................................      3,404      4,355
    Accrued liabilities and other ...................................      9,906      7,162
    Fair value of derivative contract ...............................         --      2,489
                                                                        --------   --------
                Total current liabilities ...........................     41,286     31,456
                                                                        --------   --------

LONG-TERM DEBT, net of current portion ..............................    177,995    230,150

    Account payable to stockholder ..................................         --        500
                                                                        --------   --------
                Total long-term debt ................................    177,995    230,650

OTHER NONCURRENT LIABILITIES ........................................         91        119

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred stock, $0.01 par value, 1,000,000 shares authorized,
       0 shares issued and outstanding ..............................
    Common stock, $0.01 par value, 20,000,000 shares authorized,
       14,368,919 shares issued and outstanding .....................        144        144
    Additional paid-in-capital ......................................     25,087     25,087
    Retained earnings ...............................................    109,882    115,033
                                                                        --------   --------
                Total stockholders' equity ..........................    135,113    140,264
                                                                        --------   --------
                Total liabilities and stockholders' equity ..........   $354,485   $402,489
                                                                        ========   ========

The accompanying notes are an integral part of these consolidated balance sheets.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                    UNAUDITED CONSOLIDATED INCOME STATEMENTS
                    (dollars in thousands, except share data)
                                                 Three Months Ended September 30,
                                                        2001         2002
                                                       --------    --------
REVENUES:
     Oil and gas sales .............................   $ 27,968    $ 29,644
     Energy trading activities, net ................        304          --
     Change in derivative fair value ...............         --        (757)
     Gathering, marketing and processing ...........      7,616       8,319
     Oil and gas service operations ................      2,618       1,790
                                                       --------    --------

          Total revenues ...........................     38,506      38,996
                                                       --------    --------

OPERATING COSTS AND EXPENSES:
    Production expenses ............................      7,269       7,424
    Production taxes ...............................      1,976       2,157
    Exploration expenses ...........................      4,730       2,963
    Gathering, marketing and processing ............      4,932       7,454
    Oil and gas service operations .................      1,713       1,794
    Depreciation, depletion and amortization .......      7,563       5,915
    General and administrative .....................      3,961       3,606
                                                       --------    --------

         Total operating costs and expenses ........     32,144      31,313
                                                       --------    --------

OPERATING INCOME ...................................      6,362       7,683
                                                       --------    --------

OTHER INCOME AND EXPENSES
    Interest income ................................        145          83
    Interest expense ...............................     (3,909)     (4,344)
    Other income, net ..............................        185         162
                                                       --------    --------

         Total other income and (expenses) .........     (3,579)     (4,099)
                                                       --------    --------

NET INCOME .........................................   $  2,783    $  3,584
                                                       ========    ========

EARNINGS PER COMMON SHARE:
     Basic .........................................   $   0.19    $   0.25
                                                       ========    ========
     Diluted .......................................   $   0.19    $   0.25
                                                       ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                    UNAUDITED CONSOLIDATED INCOME STATEMENTS
                    (dollars in thousands, except share data)

                                           Nine Months Ended September 30,
                                                 2001         2002
                                               ---------    ---------
REVENUES:
     Oil and gas sales .....................   $  91,059    $  80,566
     Energy trading activities, net ........         359          194
     Change in derivative fair value .......          --       (2,020)
     Gathering, marketing and processing ...      32,040       24,476
     Oil and gas service operations ........       6,683        5,846
                                               ---------    ---------
          Total revenues ...................     130,141      109,062
                                               ---------    ---------

OPERATING COSTS AND EXPENSES:
    Production expenses ....................      21,666       21,324
    Production taxes .......................       6,891        5,644
    Exploration expenses ...................       8,901        6,252
    Gathering, marketing and processing ....      25,231       20,432
    Oil and gas service operations .........       4,762        4,838
    Depreciation, depletion and amortization      19,829       22,516
    General and administrative .............       9,342       10,780
                                               ---------    ---------

         Total operating costs and expenses       96,622       91,786
                                               ---------    ---------

OPERATING INCOME ...........................      33,519       17,276
                                               ---------    ---------

OTHER INCOME AND EXPENSES
    Interest income ........................         559          250
    Interest expense .......................     (11,115)     (12,573)
    Other income, net ......................       2,170          198
                                               ---------    ---------

         Total other income and (expenses) .      (8,386)     (12,125)
                                               ---------    ---------

NET INCOME .................................   $  25,133    $   5,151
                                               =========    =========

EARNINGS PER COMMON SHARE:
       Basic ...............................   $    1.75    $    0.36
                                               =========    =========
       Diluted .............................   $    1.75    $    0.36
                                               =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)
                                                       Nine Months Ended September 30,
                                                              2001         2002
                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ..............................................   $  25,132    $   5,151
Adjustments to reconcile net income to
    cash provided by operating activities--
    Depreciation, depletion and amortization ............      19,829       22,516
    Change in derivative fair value .....................          --         (850)
    Gain on sale of assets ..............................      (2,142)         (77)
    Dry hole cost and impairment of undeveloped leases ..       5,416        4,019
Cash provided (used) by changes in assets and liabilities
    Accounts receivable .................................       7,346       (1,097)
    Inventories .........................................        (786)         160
    Prepaid  expenses ...................................        (204)         170
    Accounts payable ....................................      (4,971)      (5,125)
    Revenues and royalties payable ......................      (3,105)         950
    Accrued liabilities and other .......................      (2,955)      (2,744)
    Fair value of derivative contracts ..................          --        2,489
    Other noncurrent assets .............................         342            1
      Other noncurrent liabilities ......................         (14)          28
                                                            ---------    ---------

                Net cash provided by operating activities      43,888       25,591
                                                            ---------    ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Exploration and development .........................     (43,756)     (69,809)
    Gas gathering and processing facilities and
         service properties, equipment and other ........      (2,977)      (4,579)
      Purchase of oil & gas properties ..................      (3,303)        (655)
      Acquisition of Farrar Oil Company .................     (33,670)          --
    Proceeds from sale of assets ........................       2,648          123
                                                            ---------    ---------

                Net cash used in investing activities ...     (81,058)     (74,920)
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit and other ..............      42,745      116,830
         Repayment of line of credit and other ..........      (7,850)     (69,575)
    Debt issuance costs .................................          --       (2,147)
                                                            ---------    ---------

                Net cash provided by financing activities      34,895       45,108
                                                            ---------    ---------

NET DECREASE IN CASH and CASH EQUIVALENTS ...............      (2,275)      (4,221)

CASH AND CASH EQUIVALENTS, beginning of period ..........       7,151        7,225
                                                            ---------    ---------

CASH AND CASH EQUIVALENTS, end of period ................   $   4,876    $   3,004
                                                            =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid .......................................   $  14,501    $  15,082

The accompanying notes are an integral part of these consolidated financial statements.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   CONTINENTAL RESOURCES, INC.'S FINANCIAL STATEMENTS

     In the opinion of Continental Resources, Inc. ("CRI" or the "Company") the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2002, the results of operations and cash flows for the three and nine month periods ended September 30, 2001 and 2002. The unaudited consolidated financial statements for the interim periods presented do not contain all information required by accounting principles generally accepted in the United States. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2001.

     On June 19, 2001, the Company formed a new subsidiary, Continental Resources of Illinois, Inc. (CRII), an Oklahoma corporation. On July 9, 2001, the Company through CRII purchased the assets of Farrar Oil Company, Inc.

2.   ACQUISITIONS:

     On July 9, 2001, the Company's subsidiary, CRII, purchased the assets of Farrar Oil Company, Inc. for $33.7 million using funds borrowed under the Company's credit facility. This purchase was accounted for as a purchase and the cost of the acquisition was allocated to the acquired assets and liabilities. The allocation of the $33.7 million of purchase price on July 9, 2001, was as follows:

       Current assets                              $     950
       Producing properties                           30,603
       Non-producing properties                        1,117
       Service properties                              1,000
                                                   ---------
                                                   $  33,670

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

                                                        Pro Forma                                  Pro Forma
                                                    Three Months Ended                         Nine Months Ended
                                                    September 30, 2001                         September 30, 2001
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except share data)   Farrar        CRI       Consolidated      Farrar         CRI        Consolidated
----------------------------------------------------------------------------------------------------------------------------
       Revenue .................          $    3,974   $    34,532   $    38,506      $  16,243    $ 126,167     $ 142,410
       Net Income ..............          $      737   $     2,046   $     2,783      $   7,416    $  24,396     $  31,812
       Earnings Per Common Share
       Basic ...................          $     0.05   $      0.14   $      0.19      $    0.52    $    1.70     $    2.21
       Diluted .................          $     0.05   $      0.14   $      0.19      $    0.52    $    1.70     $    2.21

3.  LONG-TERM DEBT:

     Long-term debt as of December 31, 2001 and September 30, 2002, consisted of the following:

                                            December 31, 2001 September 30, 2002
                                            ----------------- ------------------
                                                     ($ in thousands)
10.25% Senior Subordinated Notes due Aug 2008   $127,150          $127,150
Credit Facility due March 28, 2005 ..........     56,245           103,000
Note payable to principal stockholder .......         --               500
                                                --------          --------
     Outstanding debt .......................    183,395           230,650
Less current portion ........................      5,400                --
                                                --------          --------
     Total long-term debt ...................   $177,995          $230,650
                                                ========          ========


     During the quarter ended March 31, 2002, the Company executed a Fourth Amended and Restated Credit Agreement in which a group of lenders agreed to provide a $175.0 million senior secured revolving credit facility with a current borrowing base of $140.0 million. Borrowings under the credit facility are secured by liens on all oil and gas properties and associated assets of the Company. Borrowings under the credit facility bear interest, payable quarterly, at (a) a rate per annum equal to the rate at which eurodollar deposits for one, two, three or six months are offered by the lead bank plus a margin ranging from 150 to 250 basis points, or (b) at the lead bank's reference rate plus an applicable margin ranging from 25 to 50 basis points. The Company paid approximately $2.2 million in debt issuance fees for the new credit facility. The credit facility matures on March 28, 2005. As of September 30, 2002, the Company had $103.0 million outstanding debt on its line of credit.

     Subsequent to September 30, 2002, the Company has drawn $10.0 million on its line of credit and currently has $113.0 million outstanding debt on its line of credit.

4.  Derivatives

     We periodically utilize fixed-price physical delivery contracts and other derivative contracts in order to reduce our exposure to unfavorable changes in crude oil prices which are subject to significant and often volatile fluctuation. These contracts allow us to predict with greater certainty the effective crude oil prices to be received for our production.

     In connection with our overall price risk management program, we enter into a series of physical contracts which allow us to move our crude oil production from the Rocky Mountain area to a central pricing hub at Cushing, Oklahoma where the volumes are then sold to purchasers under both fixed price and variable price physical delivery contracts. In prior periods, the purchase and sale activity that allowed us to move this production was presented on a gross basis as part of our energy trading activities. Beginning September 30, 2002, this activity has been presented on a net basis as part of oil and gas sales in the accompanying consolidated income statement (see Note 5).

     At September 30, 2002, we had fixed price physical delivery contracts in place to deliver approximately 2,010,000 barrels of our forecasted crude oil production through January 2004 at an average price of $24.07 per barrel. These contracts are considered to be in the normal course of business and have been designated as such, and are not accounted for as derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Revenues from these firm commitments are recognized as production occurs. In August 2002, we elected to convert the fixed price on 200,000 barrels of crude oil covered under these firm commitments to a variable price by entering into fixed price purchase contracts at an average price of $25.44 per barrel. These derivative purchase contracts have been designated as fair value hedges of a portion of the volumes covered under the firm commitments. As required by SFAS No.133, changes in the fair value of the firm commitment occurring subsequent to the time the hedges were designated have been recorded in the accompanying balance sheet. As the critical terms of the derivative contracts and firm commitment coincide, changes in the value of the firm commitment are perfectly offset by changes in the value of the derivative contracts.

     In addition to the above contracts, we also have a crude oil derivative contract in place at September 30, 2002, which is being marked to market under SFAS No. 133 with changes in fair value being recorded in earnings as such contracts does not qualify for special hedge accounting nor does such contract meet the criteria to be considered in the normal course of business. Such contract provides for a fixed price of $24.25 per barrel on 450,000 barrels of crude oil through December 2003 when market prices exceed $19.00 per barrel. At September 30, 2002, we have recorded a net unrealized loss of $2,0 million on this contract

5.   Energy Trading Activities

     Historically, we have entered into third party contracts to purchase and sell physical volumes of crude oil, exclusive of our own production, at prices based on current month NYMEX prices, current posting prices or at fixed prices. These contracts have been accounted for in accordance with EITF 98-10, Accounting for Energy Trading and Risk Management Activities. This statement requires that contracts for the purchase and sale of energy commodities which are entered into for the purpose of speculating on market movements or otherwise generating gains from market be recorded at their market value, as of the balance sheet date, with any corresponding gains or losses recorded as income from operations. Effective May 1, 2002, we have discontinued our crude oil trading activities.

     Pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we had been recording our energy trading revenues and costs on a gross basis for physical sales and purchases. In June 2002 the Financial Accounting Standards Board issued EITF 02-3, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. This consensus requires that all mark to market gains or losses arising from energy trading contracts (whether realized or unrealized) to be shown net in the income statement beginning with the first interim period ending after July 15, 2002, with reclassification required for all comparable periods presented. In addition, the EITF will require additional disclosures related to our physical trading contracts beginning in annual periods ending after July 15, 2002.

     The following table shows the restated amounts for the quarter ended September 30, 2001 and 2002, and for the nine months ended September 30, 2001 and 2002. The change in reporting reduces total revenue and total operating costs and expense and has no effect on net income.

                                 For the three months ended       For the three months ended
                                     September 30, 2001               September 30, 2002
                             -------------------------------- ---------------------------------
(dollars in thousands)        Original              Restated   Original               Restated
                             --------   ---------   --------   --------   ---------   --------
Oil and Gas Income .......   $ 27,630   $    338    $ 27,968   $ 29,577   $     67    $ 29,644
Energy Trading Income ....   $ 48,807   ($48,503)   $    304   $ 33,453   ($33,453)         --
All other Income .........   $ 10,234   $      0    $ 10,234   $  9,352   $      0    $  9,352
--------------------------
Total Revenue ............   $ 86,671   ($48,165)   $ 38,506   $ 72,382   ($33,386)   $ 38,996
----------------------------------------------------------------------------------------------
Energy Trading Expense ...   $ 48,165   ($48,165)   $      0   $ 33,386   ($33,386)   $      0
All other Expense ........   $ 35,723   $      0    $ 35,723   $ 35,412   $      0    $ 35,412
--------------------------
Total Expense ............   $ 83,888   ($48,165)   $ 35,723   $ 68,798   ($33,386)   $ 35,412
----------------------------------------------------------------------------------------------
                Net Income   $  2,783   $      0    $  2,783   $  3,584   $      0    $  3,584
                             =================================================================

                                 For the nine months ended             For the nine months ended
                                     September 30, 2001                   September 30, 2002
                             -----------------------------------  -----------------------------------
(dollars in thousands)        Original                Restated    Original                  Restated
                             ---------   ----------   ----------  ----------  ----------   ----------
Oil and Gas Income .......   $  90,455   $     604    $  91,059   $  80,023   $     543    $  80,566
Energy Trading Income ....   $ 181,223   ($180,864)   $     359   $ 119,246   ($119,052)   $     194
All other Income .........   $  38,723   $       0    $  38,723   $  28,302   $       0    $  28,302
--------------------------
Total Revenue ............   $ 310,401   ($180,260)   $ 130,141   $ 227,571   ($118,509)   $ 109,062
----------------------------------------------------------------------------------------------------
Energy Trading Expense ...   $ 180,260   ($180,260)   $       0   $ 118,509   ($118,509)   $       0
All other Expense ........   $ 105,008   $       0    $ 105,008   $ 103,911   $       0    $ 103,911
--------------------------
Total Expense ............   $ 285,268   ($180,260)   $ 105,008   $ 222,420   ($118,509)   $ 103,911
----------------------------------------------------------------------------------------------------
                Net Income   $  25,133   $       0    $  25,133   $   5,151   $       0    $   5,151
                             =========   =========    =========   =========   =========    =========

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

7.   GUARANTOR SUBSIDIARIES

     The Company's wholly owned subsidiaries, Continental Gas, Inc. (CGI), Continental Resources of Illinois, Inc. (CRII), and Continental Crude Co. (CCC) have guaranteed the Company's outstanding Senior Subordinated Notes and its bank credit facility. The following is a summary of the condensed consolidating financial information of such subsidiaries as of December 31, 2001, and September 30, 2002, and for the three and nine month periods ended September 30, 2001 and 2002.

                                  Condensed Consolidating Balance Sheet
                                         as of December 31, 2001
                                                      Guarantor
              (dollars in thousands)                 Subsidiaries    Parent   Eliminations  Consolidated
                                                       ---------   ---------    ----------   ---------
Current Assets......................................   $   6,310   $  51,915    $ (25,935)   $  32,290
Noncurrent Assets ..................................      42,063     280,143          (11)     322,195
                                                       ---------   ---------    ---------    ---------
Total Assets........................................   $  48,373   $ 332,058    $ (25,946)   $ 354,485
                                                       =========   =========    =========    =========

Current Liabilities.................................   $  11,039   $  38,629    $  (8,382)   $  41,286
Noncurrent Liabilities .............................      17,553     178,086      (17,553)     178,086
Stockholder's Equity ...............................      19,781     115,343          (11)     135,113
                                                       ---------   ---------    ---------    ---------
Total Liabilities and Stockholder's
Equity..............................................   $  48,373   $ 332,058    $ (25,946)   $ 354,485
                                                       =========   =========    =========    =========

                                  Condensed Consolidating Balance Sheet
                                         as of September 30, 2002
                                                      Guarantor
              (dollars in thousands)                 Subsidiaries    Parent   Eliminations  Consolidated
                                                       ---------   ---------    ----------   ---------
Current Assets.....................................    $   5,566   $  46,730    $ (22,610)   $  29,686
Noncurrent Assets .................................       42,747     330,070          (14)     372,803
                                                       ---------   ---------    ---------    ---------
Total Assets.......................................    $  48,313   $ 376,800    $ (22,624)   $ 402,489
                                                       =========   =========    =========    =========

Current Liabilities................................    $   9,732   $  28,461    $  (6,737)   $  31,456
Noncurrent Liabilities ............................       16,373     230,269      (15,873)     230,769
Stockholder's Equity ..............................       22,208     118,070          (14)     140,264
                                                       ---------   ---------    ---------    ---------
Total Liabilities and Stockholder's
Equity.............................................    $  48,313   $ 376,800    $ (22,624)   $ 402,489
                                                       =========   =========    =========    =========

                             Condensed Consolidating Statements of Operations
                              For the Three Months Ended September 30, 2001
                                                      Guarantor
              (dollars in thousands)                 Subsidiaries    Parent   Eliminations  Consolidated
                                                       ---------   ---------    ----------   ---------
Total Revenues.....................................    $ 12,492    $ 26,791    $   (777)   $ 38,506
Operating Costs & Expenses ........................      (9,530)    (23,391)        777    (32,144)
Other Income(Expense) .............................        (439)     (3,140)          0     (3,579)
                                                       --------    --------    --------    --------
Net Income.........................................    $  2,523    $    260    $      0    $  2,783
                                                       ========    ========    ========    ========

                             Condensed Consolidating Statements of Operations
                              For the Three Months Ended September 30, 2002
                                                      Guarantor
              (dollars in thousands)                 Subsidiaries    Parent   Eliminations  Consolidated
                                                       ---------   ---------    ----------   ---------
Total Revenues....................................     $  11,801   $  27,175    $      20    $  38,956
Operating Costs & Expenses .......................       (10,793)    (20,500)         (20)     (31,313)
Other Income(Expenses) ...........................          (371)     (3,728)           0       (4,099)
                                                       ---------   ---------    ---------    ---------
 Net Income.......................................     $     637   $   2,947    $       0    $   3,584
                                                       =========   =========    =========    =========

                             Condensed Consolidating Statements of Operations
                               For the Nine Months Ended September 30, 2001
                                                      Guarantor
              (dollars in thousands)                 Subsidiaries    Parent   Eliminations  Consolidated
                                                       ---------   ---------    ----------   ---------
Total Revenues...................................      $  39,375   $  93,680    $ (2,914)    $ 130,141
Operating Costs & Expenses ......................        (33,794)    (65,742)      2,914       (96,622)
Other Income(Expense) ...........................           (630)     (7,756)          0        (8,386)
                                                       ---------   ---------    --------     ---------
Net Income.......................................      $   4,951   $  20,182    $      0     $  25,133
                                                        ========   =========    ========     =========

                             Condensed Consolidating Statements of Operations
                               For the Nine Months Ended September 30, 2002
                                                      Guarantor
              (dollars in thousands)                 Subsidiaries    Parent   Eliminations  Consolidated
                                                       ---------   ---------    ----------   ---------
Total Revenues..................................       $  35,458   $  74,464    $    (860)   $ 109,062
Operating Costs & Expenses .....................         (31,775)    (60,871)         860      (91,786)
Other Income(Expenses) .........................          (1,259)    (10,866)           0      (12,125)
                                                       ---------   ---------    ---------    ---------
 Net Income.....................................       $   2,424   $   2,727    $       0    $   5,151
                                                       =========   =========    =========    =========


     At September 30, 2002, current liabilities payable to the Company by the guarantor subsidiaries totaled approximately $22.3 million. For the nine months ended September 30, 2001 and 2002, depreciation, depletion and amortization included in the guarantor subsidiaries operating costs were approximately $2.6 million and $4.2 million, respectively.

     Since its incorporation, CCC has had no operations, has acquired no assets and has incurred no liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following table sets forth certain information regarding the production volumes, oil and gas sales (excluding hedges), average sales prices received and expenses for the periods indicated:

                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   -------------------------------------------------------
NET PRODUCTION:                                                     2002            2001            2002            2001
                                                                   -------------------------------------------------------
     Oil (MBbl)   . . . . . . . . . . . . . . . . . . . . . . .        985             955           2,869           2,550
     Gas (MMcf)   . . . . . . . . . . . . . . . . . . . . . . .      2,489           1,950           6,996           6,208
     Oil equivalent (MBoe)  . . . . . . . . . . . . . . . . . .      1,400           1,281           4,038           3,585
OIL AND GAS SALES ($ in thousand)
     Oil sales, excluding hedges. . . . . . . . . . . . . . . .    $25,628         $23,673         $67,424         $66,607
     Hedges   . . . . . . . . . . . . . . . . . . . . . . . . .    $(2,033)        $    --         $(2,742)        $    --
     Gas sales. . . . . . . . . . . . . . . . . . . . . . . . .     $6,049          $4,295         $15,884         $24,452
                                                                   -------         -------         -------         -------
                     Total oil and gas sales. . . . . . . . . .    $29,644         $27,968         $80,566         $91,059
                                                                   =======         =======         =======         =======
AVERAGE SALES PRICE:
     Oil, excluding hedges ($ per Bbl). . . . . . . . . . . . .     $26.03          $24.79          $23.50          $26.12
     Oil, including hedges ($ per Bbl). . . . . . . . . . . . .     $23.97          $24.79          $22.55          $26.12
     Gas ($ per Mcf)  . . . . . . . . . . . . . . . . . . . . .      $2.43           $2.20           $2.27           $3.94
     Oil equivalent, excluding hedges ($ per Boe) . . . . . . .     $22.63          $21.84          $20.62          $25.40
     Oil equivalent, including hedges ($ per Boe) . . . . . . .     $21.18          $21.84          $19.95          $25.40
EXPENSES ($ per Boe):
     Production expenses (including taxes). . . . . . . . . . .      $6.84           $7.22           $6.68           $7.97
     General and administrative, gross. . . . . . . . . . . . .      $2.58           $3.08           $2.67           $2.60
     General and administrative, net of
        operating overhead. . . . . . . . . . . . . . . . . . .      $2.36           $2.55           $2.29           $2.17
     DD&A (on oil and gas properties) . . . . . . . . . . . . .      $3.23           $5.31           $4.59           $4.60

THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

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

RESULTS OF OPERATIONS

REVENUES

GENERAL

     For the current quarter, we had revenues of $39.0 million, an increase of $0.5 million from revenues of $38.5 million during the three months ended September 30, 2001. The increase is mainly attributable to higher gas prices and increased production volumes.

OIL AND GAS SALES

     Our oil and gas sales revenue for the three months ended September 30, 2002, increased $1.7 million, or 6%, to $29.6 million from $27.9 million during the comparable period in 2001 due primarily to the increase in gas prices along with the increase in volumes of natural gas produced. During the three months ended September 30, 2002, we sold 985 MBbls of oil and 2,489 MMcf of natural gas, or 1,400 MBoe compared to sales of 1,281 MBoe for the same period in 2001.

     Our oil revenues for the three months ended September 30, 2002, exclusive of hedging activities, increased $2.0 million, or 8%, to $25.6 million from $23.6 million during the same period in 2001. Our oil production increased by 30 MBbls to 985 MBbls, or 3%, for the three months ended September 30, 2002, from 955 MBbls for the comparable period in 2001. Oil prices, exclusive of hedging and adjustments, increased to an average of $26.03/Bbl, or 5%, during the three months ended September 30, 2002, from $24.79/Bbl, for the comparable 2001 period.

     Hedging activities reduced oil revenues by $2.0 million and reduced the average crude oil price to $23.97 per barrel during the three months ended September 30, 2002. There were no crude oil hedges during the three months ended September 30, 2001.

     Our gas revenues increased $1.8 million, or 41%, to $6.0 million from $4.2 million for the three month period ended September 30, 2002, compared to the same period in 2001. Our gas production for the period increased 539 MMcf, or 28%, to 2,489 MMcf from 1,950 MMcf in 2001. Gas prices increased to an average of $2.43/Mcf, or 19%, from $2.20/Mcf for the comparable 2001 period.

ENERGY TRADING

     We discontinued our crude oil marketing activities effective May 2002. Therefore, during the three month period ended September 30, 2002, we had no crude oil marketing activity. We recognized a gain of $0.3 million for the three month period ended September 30, 2001. We have reported all mark-to-market gains or losses which arose from energy trading contracts net in the income statement in accordance with EITF 02-3. The adoption of EITF 02-3 had no impact on our net income, but did reduce our total revenue and total operating costs and expenses in comparable historical periods presented. (See the restatement table under Note 5. ENERGY TRADING ACTIVITIES)

DERIVATIVE

     We have fixed price physical delivery contracts in place to deliver approximately 2,010,000 barrels of our forecasted crude oil production through January 2004 at an average price of $24.07 per barrel. These contracts are considered to be in the normal course of business and have been designated as such thus are not accounted for as derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Revenues from these firm commitments are recognized as production occurs. In August 2002, we elected to convert the fixed price by entering into fixed price purchase contracts at an average price of $25.44 per barrel. These derivative purchase contracts have been designated as fair value hedges of a portion of the volumes covered under the firm commitments. As required by SFAS No. 133, changes in the fair value of the firm commitment occurring subsequent to the time the hedges were designated have been recorded in the accompanying balance sheet. As the critical terms of the derivative contracts and firm commitment coincide, changes in the value of the firm commitment are perfectly offset by changes in the value of the derivative contracts.

     In addition to the above contracts, we also have a crude oil derivative contract in place at September 30, 2002, which is being marked to market under SFAS No. 133 with changes in fair value being recorded in earnings as such contract does not qualify for special hedge accounting nor does such contract meet the criteria to be considered in the normal course of business. Such contract provides for a fixed price of $24.25 per barrel on 450,000 barrels of crude oil through December 2003 when market prices exceed $19.00 per barrel. When market prices fall below $19.00, we receive the market price. During the three month period ended September 30, 2002, we recorded a loss of $757,000 in change in derivative fair value to reflect the mark-to-market valuation at September 30, 2002.

GATHERING, MARKETING AND PROCESSING

     Our gathering, marketing and processing revenue in the third quarter of 2002 was $8.3 million, an increase of $0.7 million, or 9%, from $7.6 million in the same period in 2001. This increase in revenue during the third quarter was attributable to slightly higher natural gas and liquid prices along with increased volumes from the addition of Mississippi wells flowing into the Amory gas gathering and processing facility during the third quarter of 2002.

OIL AND GAS SERVICE OPERATIONS

     Our oil and gas service operations for the three months ended September 30, 2002, was $1.8 million, a decrease of $0.8 million or 32% from $2.6 million for the three months ended September 30, 2001. The decrease was due primarily to lower volumes of reclaimed oil sales from our central treating unit.

OPERATING COSTS AND EXPENSES

PRODUCTION EXPENSES

     Our production expenses increased by $0.1 million, or 2%, to $7.4 million during the three months ended September 30, 2002, from $7.3 million during the comparable period in 2001. The increase was primarily due to an increase in the expenses related to our Cedar Hills secondary recovery project and increased volumes produced.

PRODUCTION TAXES

     Our production taxes increased by $0.2 million, or 9%, to $2.2 million during the three months ended September 30, 2002, from $2.0 million during the comparable period in 2001. The increase was due to higher prices and more production volumes in the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

EXPLORATION EXPENSES

     For the three months ended September 30, 2002, our exploration expenses decreased $1.7 million, or 37%, to $3.0 million from $4.7 million during the comparable period of 2001. The decrease was due to a $0.6 million decrease in dry hole costs and $1.1 million decrease in expired lease and plugging costs.

GATHERING, MARKETING, AND PROCESSING

     During the three months ended September 30, 2002, we incurred gathering, marketing and processing expenses of $7.4 million, representing a $2.5 million, or 51% increase from the $4.9 million incurred in the third quarter of 2001 due to increased system volumes and higher natural gas and liquid prices.

OIL AND GAS SERVICE OPERATIONS

     During the three months ended September 30, 2002, we incurred oil and gas services operations expenses of $1.8 million, an increase of $0.1 million, or 5% from $1.7 million in the third quarter of 2001.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

     For the three months ended September 30, 2002, our DD&A expense decreased $1.7 million, or 22%, to $5.9 million from $7.6 million for the comparable period in 2001. In the third quarter of 2002, DD&A expense on oil and gas properties was calculated at $3.23 per Boe compared to $5.31 per Boe for the third quarter of 2001. The decrease was primarily due to higher product prices, which lengthens the life of the properties and decreases depletion rates.

GENERAL AND ADMINISTRATIVE ("G&A")

     For the three months ended September 30, 2002, our G&A expense was $3.6 million, net of overhead reimbursement of $0.3 million, for a period net of $3.3 million which was no change from our G&A expense of $4.0 million, net of overhead reimbursement of $0.7 million, for a net of $3.3 million during the comparable period in 2001. Overhead reimbursement is included in our oil and gas service operations on the income statement. Our G&A expenses per Boe for the third quarter of 2002 was $2.36 compared to $2.55 for the third quarter of 2001.

INTEREST EXPENSE

     For the three months ended September 30, 2002, our interest expense increased $0.4 million, or 11% to $4.3 million from $3.9 million for the three months ended September 30, 2001. The increase was additional interest paid on our credit facility due to higher average debt balances outstanding.

OTHER INCOME

     Our other income for the three months ended September 30, 2002 and 2001, remained constant at $0.2 million.

NET INCOME

     For the three months ended September 30, 2002, our net income was $3.6 million, an increase in net income of $0.8 million, or 29%, from $2.8 million for the comparable period in 2001. The increase in net income was due primarily to higher gas prices and increases in oil and gas volumes.

NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

GENERAL

     Our revenues decreased $21.0 million, or 16%, to $109.1 million during the nine months ended September 30, 2002, from $130.1 million during the comparable period in 2001. The decrease is mainly attributable to lower oil and gas prices, declines in gathering, marketing and processing revenues due to lower gas prices and losses in hedging activities and derivative transactions.

OIL AND GAS SALES

     Our oil and gas sales revenue for the nine months ended September 30, 2002, decreased $10.5 million, or 12%, to $80.6 million from $91.1 million during the same period in 2001 due to decreased oil and gas prices and hedging losses. During the nine months ended September 30, 2002, we sold 2,869 MBbls of oil and 6,996 MMcf of natural gas, or 4,038 MBoe compared to sales of 3,585 MBoe for the same period in 2001.

     Our oil revenues, exclusive of hedging, for the nine months ended September 30, 2002, increased $0.8 million, or 1%, to $67.4 million from $66.6 million in the same period in 2001. Our oil production increased by 319 MBbls to 2,868 MBbls, or 13%, for the nine months ended September 30, 2002, from 2,549 MBbls for the same period in 2001. Oil prices, exclusive of hedging, decreased to an average of $23.50/Bbl, or 10%, during the nine months ended September 30, 2002, from $26.12/Bbl, for the comparable 2001 period.

     Hedging activities reduced oil revenues by $2.7 million and reduced the average crude oil price to $22.55 per barrel during the nine months ended September 30, 2002. There were no crude oil hedges during the nine months ended September 30, 2001.

     Our gas revenues for the nine months ended September 30, 2002, decreased $8.5 million, or 35%, to $15.9 million from $24.4 million in the same period in 2001. Our gas production for the period increased 788 MMcf, or 13%, to 6,996 MMcf from 6,208 MMcf in 2001. Gas prices decreased to an average of $2.27/Mcf, or 42%, from $3.94/Mcf, for the comparable 2001 period.

ENERGY TRADING

     We discontinued our crude oil marketing activities effective May 2002. We have reported all mark-to-market gains or losses which arose from energy trading contracts as net in the income statement and restated all comparable historical periods presented according to EITF 02-3. The adoption of EITF 02-3 had no impact on our net income, but it did reduce total revenues and total operating costs and expense in comparable historical periods presented. (See the restatement table under Note 5. Crude Oil Marketing) For the year to date period ended September 30, 2002, we recognized a gain of $0.2 million on crude oil marketing activities from January 2002 thru May 2002, compared to a gain of $0.4 million for the nine months ended September 30, 2001.

DERIVATIVE

     We have fixed price physical delivery contracts in place to deliver approximately 2,010,000 barrels of our forecasted crude oil production through January 2004 at an average price of $24.07 per barrel. These contracts are considered to be in the normal course of business and have been designated as such thus are not accounted for as derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Revenues from these firm commitments are recognized as production occurs. In August 2002, we elected to convert the fixed price by entering into fixed price purchase contracts at an average price of $25.44 per barrel. These derivative purchase contracts have been designated as fair value hedges of a portion of the volumes covered under the firm commitments. As required by SFAS No. 133, changes in the fair value of the firm commitment occurring subsequent to the time the hedges were designated have been recorded in the accompanying balance sheet. As the critical terms of the derivative contracts and firm commitment coincide, changes in the value of the firm commitment are perfectly offset by changes in the value of the derivative contracts.

     In addition to the above contracts, we also had a crude oil derivative contract in place at September 30, 2002, which has been marked to market under SFAS No. 133 with changes in fair value being recorded in earnings as such contract does not qualify for special hedge accounting nor does such contract meet the criteria to be considered in the normal course of business. Such contract provides for a fixed price of $24.25 per barrel on 450,000 barrels of crude oil through December 2003 when market prices exceed $19.00 per barrel. When market prices fall below $19.00, we receive the market price. During the nine month period ended September 30, 2002, we recorded a loss of $2.0 million in change in derivative fair value to reflect the mark-to-market valuation at September 30, 2002.

GATHERING, MARKETING AND PROCESSING

     Our gathering, marketing and processing revenue for the nine months ended September 30, 2002, was $24.5 million, a $7.5 million, or 24% decrease, from $32.0 million in the comparable 2001 period. The decrease for the nine month period was due to lower natural gas and liquid prices in the 2002 period.


OIL AND GAS SERVICE OPERATIONS

     Our oil and gas service operations for the nine months ended September 30, 2002, decreased $0.9 million, or 13%, to $5.8 million from $6.7 million during the same period in 2001. The decrease was due primarily to fewer volumes of reclaimed oil sales from our central treating unit.

OPERATING COSTS AND EXPENSES

PRODUCTION EXPENSES

     Our production expenses decreased by $0.4 million, or 2%, to $21.3 million for the nine months ended September 30, 2002, from $21.7 million during the comparable period in 2001. The decrease was primarily due to various expenses relating to our Cedar Hills Unit and increased oil and gas volumes produced.

PRODUCTION TAXES

     Our production taxes for the nine months ended September 30, 2002, decreased by $1.3 million, or 19%, to $5.6 million compared to $6.9 million in the comparable period of 2001. The decrease was due to lower oil and gas prices in 2002 compared to 2001.

EXPLORATION EXPENSES

     Our exploration expense for the nine months ended September 30, 2002, decreased $2.6 million, or 30%, to $6.3 million from $8.9 million incurred in the comparable period in 2001. The decrease was due primarily to a $1.8 million decrease in dry hole costs, a $0.3 million decrease in plugging costs and a decrease of $0.5 million due to lease impairments.

GATHERING, MARKETING, AND PROCESSING

     Our gathering, marketing and processing expenses for the nine months ended September 30, 2002, were $20.4 million, a $4.8 million, or 19% decrease, from $25.2 million in the same period in 2001 due to lower natural gas and liquids prices on natural gas processed at the plants.

OIL AND GAS SERVICE OPERATIONS

     Our oil and gas service operations expenses remained constant at $4.8 million for the nine months ended September 30, 2002 and 2001.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

     For the nine months ended September 30, 2002, our DD&A expense increased $2.7 million, or 14% to $22.5 million from $19.8 million for the same period in 2001. The increase was primarily due to lower product prices which shortens the life of the properties and increases depletion rates.

GENERAL AND ADMINISTRATIVE ("G&A")

     For the nine month period ended September 30, 2002, our G&A expense was $10.8 million, net of overhead reimbursement of $1.5 million, for a period net of $9.3 or an increase of $1.5 million, or 19%, from our G&A expense of $9.3 million, net of overhead reimbursement of $1.5 million, for a total of $7.8 million during the comparable period in 2001. Overhead reimbursement is included in our oil and gas service operations on the income statement. Our net G&A expense per Boe for the first nine months of 2002 was $2.29 compared to $2.17 for the same period in 2001. The increase was primarily due to increased employment expense.

INTEREST EXPENSE

     For the nine months ended September 30, 2002, our interest expense increased $1.5 million, or 13% to $12.6 million from $11.1 million for the same period in 2001. The increase was additional interest on our credit facility due to higher average debt balances outstanding.

OTHER INCOME

     Our other income for the year to date ended September 30, 2002, was $0.2 million compared to $2.1 million for the year to date ended September 30, 2001. The decrease reflects the sale of 62 uneconomical wells April 11, 2001, which was approximately $2.0 million and a gain on the repurchase of our senior subordinated notes of $0.1 million.

NET INCOME

     For the nine months ended September 30, 2002, our net income was $5.2 million, a decrease of $19.9 million, or 80%, from $25.1 million for the comparable period in 2001. The decrease in net income was mainly due to lower oil and gas prices and reduced results from gathering, marketing and processing.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS

     Net cash provided by our operating activities for the nine months ended September 30, 2002, was $25.6 million, a decrease of $18.3 million, or 42%, from $43.9 million provided by operating activities during the comparable 2001 period. The decrease was primarily due to the decrease in net income. We had cash at September 30, 2002, of $3.0 million, a decrease of $4.2 million, or 58%, from the balance of $7.2 million held at December 31, 2001.

DEBT

     Our long-term debt at December 31, 2001, was $178.0 million and at September 30, 2002, was $230.6 million. During the first quarter of 2002, we entered into a Fourth Amended and Restated Credit Agreement in which our syndicated bank group agreed to provide a $175.0 million senior secured revolving credit facility with a current borrowing base of $140.0 million. We had $103.0 million of outstanding debt under this credit facility at September 30, 2002. Subsequent to September 30, 2002, we borrowed $10.0 million against our credit facility, increasing our outstanding borrowings to $113.0 million.

CREDIT FACILITY

     The effective rate of interest under our bank credit facility was 4.06 % at September 30, 2002. Our credit facility, which matures March 28, 2005, charges interest based on a rate per annum equal to the rate at which eurodollar deposits for one, two, three or six months are offered by the lead bank plus an applicable margin ranging from 150 to 250 basis points or the lead bank's reference rate plus an applicable margin ranging from 25 to 50 basis points. The borrowing base of our credit facility is $140.0 million and is re-determined semi-annually.

CAPITAL EXPENDITURES

     Our 2002 capital expenditures budget is $91.3 million, exclusive of acquisitions. Our Cedar Hills Field secondary recovery project will account for $65.0 million, or 71%, of our budgeted capital expenditures for 2002. This includes $40.9 million for drilling injector wells and $24.1 million for compressors, equipment and facilities. During the nine months ended September 30, 2002, we incurred $74.4 million of capital expenditures, exclusive of acquisitions, compared to $46.7 million, exclusive of acquisitions, in the nine month period of 2001. The $27.7 million, or 59% increase was the result of our increased drilling activity in the Rocky Mountain and Gulf Coast regions. We expect to fund the remainder of our 2002 capital budget through cash flow from operations and borrowings under our credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to market risk in the normal course of our business operations. Due to the volatility of oil and gas prices, we, from time to time, have entered into financial contracts to hedge oil and gas prices and may do so in the future as a means of controlling our exposure to price changes. Most of our financial contracts settle against either a NYMEX based price or a fixed price. As of September 30, 2002, we had entered into financial contracts covering the notation volumes set forth in the following tables for the periods indicated:


    Time Period           Barrels per Month           Price per barrel
    -----------           -----------------           ----------------
    10/02-03/03                60,000                      $21.98
    10/02-06/03                30,000                      $24.01
    10/02-01/04                30,000                      $24.01
    10/02-12/03                30,000                      $25.08
    10/02-12/03                30,000                      $24.85

    DERIVATIVES

     We entered into a derivative contract, covering 30,000 barrels of crude oil per month for the period from April 2002 to December 2003, that provides for the counterparty to pay us the positive difference, if any, between $24.25 per barrel or the average NYMEX spot crude oil price for the month. However, if the average NYMEX spot crude oil price is $19.00 per barrel or less, no payment is required of the counterparty. If NYMEX spot crude oil prices during a month average more than $24.25 per barrel, we pay the excess to the counterparty.

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

     A sensitivity analysis has been prepared to estimate the price exposure to the market risk of our crude oil, natural gas and natural gas liquids commodity positions. Our daily net commodity position consists of crude inventories, commodity purchase and sales contracts and derivative commodity instruments. The fair value of such position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices over the next 12 months. Based on this analysis, we estimate the potential market risk loss, assuming a hypothetical 10 percent adverse change, to be approximately $4.2 million related to our crude trading and hedging portfolios.


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

-------------------------------------------------------------------------------------------------------------------

                                                                                                           2002
(dollars in thousands)           2002          2003         2004      2005     Thereafter    Total      Fair Value
-------------------------------------------------------------------------------------------------------------------
Fixed rate debt:
    Principal amount                                                           $ 127,150   $ 127,150   $ 127,150
    Weighted-average
        interest rate                                                              10.25%      10.25%         --
Variable-rate debt:
    Principal amount              --             --          --    $ 103,000         --    $ 103,000   $ 103,000
    Weighted-average
         interest rate            --             --          --          4.0%        --          4.0%         --
-------------------------------------------------------------------------------------------------------------------

ITEM 4. CONTROLS AND PROCEDURES

     The Securities and Exchange Commission's rules require registrants to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

     Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934) within 90 days of the filing of this report, and concluded that our disclosure controls and procedures are effective.

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.


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

4.1.2 Second Amended and Restated Credit Agreement among Continental Resources, Inc., Continental Gas, Inc. and Continental Resources of Illinois, Inc., as Borrowers, and MidFirst Bank, dated July 9, 2001. [10.1](5)

4.1.3 Third Amended and Restated Credit Agreement among Continental Resources, Inc., Continental Gas, Inc. and Continental Resources of Illinois, Inc., as Borrowers, and MidFirst Bank, dated January 17, 2002. [4.13](7)

4.1.4 Fourth Amended and Restated Credit Agreement dated March 28, 2002, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB and Fortis Capital Corp. [10.1](8)

4.3 Indenture dated as of July 24, 1998 between Continental Resources, Inc., as Issuer, the Subsidiary Guarantors named therein and the United States Trust Company of New York, as Trustee. [4.3] (1)

10.1      Unlimited Guaranty Agreement dated March 28, 2002.[10.2](8)

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

*         Filed herewith

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


                                          CONTINENTAL  RESOURCES, INC.

                                          ROGER V. CLEMENT
                                          Roger V. Clement
                                          Senior Vice President
                                          (Chief Financial Officer)

Date: November 12, 2002

                          CERTIFICATIONS FOR FORM 10-Q

I, Harold Hamm, Chairman and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Continental Resources, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       Continental Resources, Inc.

Date:  November 12, 2002               By: HAROLD HAMM
                                           Harold Hamm
                                           Chairman and Chief Executive Officer

                          CERTIFICATIONS FOR FORM 10-Q

I, Roger V. Clement, Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Continental Resources, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  Continental Resources, Inc.

Date: November 12, 2002           By: ROGER V. CLEMENT
                                      Roger V. Clement
                                      Vice President and Chief Financial Officer

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

4.1.3     Third Amended and Restated Credit     Incorporated herein by reference
          Agreement among Continental
          Resources, Inc., Continental Gas,
          Inc. and Continental Resources of
          Illinois, Inc., as Borrowers, and
          MidFirst Bank, dated January 17,
          2002

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

10.1      Unlimited Guaranty Agreement dated    Incorporated herein by reference
          March 28, 2002

10.2      Security Agreement dated March 28,    Incorporated herein by reference
          2002, between Registrant and
          Guaranty Bank, FSB, as
          Agent

10.3      Stock Pledge Agreement dated March    Incorporated herein by reference
          28, 2002, between Registrant and
          Guaranty Bank, FSB, as
          Agent

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

10.6      Continental Resources, Inc. 2000      Incorporated herein by reference
          Stock Option Plan.

10.7      Form of Incentive Stock Option        Incorporated herein by reference
          Agreement

10.8      Form of Non-Qualified Stock Option    Incorporated herein by reference
          Agreement

10.9      Purchase and Sales Agreement          Incorporated herein by reference
          between Farrar Oil Company and
          Har-Ken Oil Company, as Sellers,
          and Continental Resources of
          Illinois, Inc. as Purchaser, dated
          May 14, 2001

10.10     Collateral Assignment of Contracts    Incorporated herein by reference
          dated March 28, 2002, between
          Registrant and Guaranty Bank, FSB,
          as Agent

12.1      Statement re computation of ratio     Incorporated herein by reference
          of debt to Adjusted EBITDA

12.2      Statement re computation of ratio     Incorporated herein by reference
          of earning to fixed charges

12.3      Statement re computation of ratio     Incorporated herein by reference
          of Adjusted EBITDA to interest
          expense

21.0      Subsidiaries of Registrant            Incorporated herein by reference

99.1      Letter to the Securities and          Incorporated herein by reference
          Exchange Commission dated March 28,
          2002, regarding the audit of the
          Registrant's financial statements
          by Arthur Andersen LLP