Form 10-Q
period 2003-03-31
CONTINENTAL RESOURCES INC
filed 2003-05-13
CIK 732834

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from __________to _________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)
Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                    Outstanding as of May 12, 2003
Common Stock, $.01 par value                            14,368,919 shares

                                TABLE OF CONTENTS


                          PART I. Financial Information

ITEM 1.  Financial Statements ...............................................4
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................11
ITEM 3   Quantitative and Qualitative Disclosures About Market Risk.........14
ITEM 4.  Controls and Procedures............................................15

                           PART II. Other Information

ITEM 1.  Legal Proceedings .................................................15
ITEM 6.  Exhibits and Reports on Form 8-K...................................16

Signatures..................................................................17

Certifications Pursuant to Item 302 of the Sarbanes-Oxley Act of 2002.......18

                          PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS


                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                              December 31,           March 31,
                                              ----------------------------------
CURRENT ASSETS:                                  2002                  2003
                                              ----------------------------------
                                                                    (Unaudited)
Cash                                         $     2,520            $     6,165
Accounts receivable:
  Oil and gas sales                               14,756                 18,226
  Joint interest and other, net                    7,884                  8,051
Inventories                                        6,700                  7,536
Prepaid expenses                                     482                    351
Fair Value of derivative contracts                   628                    580
                                             ------------          -------------
  Total current assets                            32,970                 40,909

PROPERTY AND EQUIPMENT, AT COST:
Oil and gas properties, based on
     successful efforts accounting
  Producing properties                           488,432                533,982
  Nonproducing leaseholds                         33,781                 34,274
Gas gathering and processing facilities           33,113                 34,304
Service properties, equipment and other           18,430                 18,697
                                             ------------          -------------
  Total property and equipment                   573,756                621,257
Less - Accumulated depreciation,
          depletion and amortization           (205,853)               (198,152)
                                             ------------          -------------
  Net property and equipment                     367,903                423,105

OTHER ASSETS:
Debt issuance costs                                5,796                  5,394
Other assets                                           8                      8
                                             ------------          -------------
  Total other assets                               5,804                  5,402
                                             ------------          -------------
  Total assets                               $   406,677            $   469,416
                                             ============          =============

The accompanying notes are an integral part of these consolidated balance sheets.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                             December 31,            March 31,
                                             -----------------------------------
CURRENT LIABILITIES:                             2002                  2003
                                             -----------------------------------
                                                                    (Unaudited)
Accounts payable                             $    26,665            $    27,692
Current debt                                       2,400                  2,400
Revenues and royalties payable                     5,299                  7,366
Accrued liabilities and other                     10,320                  7,536
Fair Value of derivative contracts                 2,082                  1,732
                                             ------------           ------------
  Total current liabilities                       46,766                 46,726

LONG-TERM DEBT, net of current portion           244,705                262,605

ASSET RETIREMENT OBLIGATION                            -                 35,435

OTHER NONCURRENT LIABILITIES                         125                    137

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value,
1,000,000 shares 0 shares issued and
outstanding                                            -                      -
Common stock, $0.01 par value, 20,000,000
shares authorized, 14,368,919 shares
issued and outstanding                               144                    144
Additional paid-in-capital                        25,087                 25,087
Retained earnings                                 89,850                 99,282
                                             ------------           ------------
  Total stockholders' equity                     115,081                124,513
                                             ------------           ------------
  Total liabilities and stockholders' equity $   406,677            $   469,416
                                             ============           ============

The accompanying notes are an integral part of these consolidated balance sheets.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (Dollars in thousands, except share data)
                                                 Three Months Ended March 31,
                                               ---------------------------------
REVENUES:                                          2002                2003
                                               ---------------------------------
                                               (As restated)
Oil and gas sales                              $     22,729          $   35,722
Crude oil marketing income                           48,576              40,595
Change in derivative fair value                      (1,225)                303
Gathering, marketing and processing                   7,164               9,725
Oil and gas service operations                          991               1,882
                                               -------------         -----------
  Total revenues                                     78,235              88,227

OPERATING COSTS AND EXPENSES:
Production expenses                                   6,489               8,631
Production taxes                                      1,536               2,674
Exploration expenses                                  1,784               1,502
Crude oil marketing expenses                         48,163              40,484
Gathering, marketing and processing                   5,390               8,828
Oil and gas service operations                        1,680               1,960
Depreciation, depletion and amortization              8,374               9,450
Property impairments                                    637               1,276
Asset retirement obligation accretion expense             -                 352
General and administrative                            2,786               2,838
                                               -------------         -----------
  Total operating costs and expenses                 76,839              77,995

OPERATING INCOME (LOSS)                               1,396              10,232

OTHER INCOME (EXPENSES):
Interest income                                         103                  32
Interest expense                                     (4,064)             (4,951)
Other income, net                                        39                  29
                                               -------------         -----------
  Total other income (expense)                       (3,922)             (4,890)
                                               -------------         -----------

NET INCOME (LOSS) BEFORE
CHANGE IN ACCOUNTING PRINCIPLE                       (2,526)              5,342
                                               -------------         -----------

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                      -               4,090
                                               -------------         -----------

NET INCOME (LOSS)                              $     (2,526)         $    9,432
                                               =============         ===========

BASIC EARNINGS PER COMMON SHARE:
  Earnings (loss) before cumulative effect
    of accounting change                       $      (0.18)         $     0.37
  Cumulative effect of accounting change       $          -          $     0.29
                                               -------------         -----------
  Basic                                        $      (0.18)         $     0.66
                                               =============         ===========
DILUTED EARNINGS PER COMMON SHARE:
  Earnings (loss) before cumulative effect
    of accounting change                       $      (0.18)         $     0.37
  Cumulative effect of accounting change       $          -          $     0.29
                                               -------------         -----------
  Diluted                                      $      (0.18)         $     0.66
                                               =============         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                                 Three Months Ended March 31,
                                                --------------------------------
                                                    2002               2003
                                                --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:           (As restated)
Net income (loss)                               $   (2,526)       $    9,432
Adjustments to reconcile net income (loss) to
    net cash provided by operating activities-
  Depreciation, depletion and amortization           8,374             9,450
  Accretion of asset retirement obligation               -               352
  Impairment of properties                             637             1,276
  Change in derivative fair value                   (1,225)             (303)
  Amortization of debt issuance costs                  183               402
  (Gain) loss on sale of assets                        (25)                8
  (Gain) loss on change in accounting principle          -            (4,090)
  Dry hole costs                                       438               830
Cash provided by (used in) changes in assets
    and liabilities-
  Accounts receivable                                 (186)           (3,637)
  Inventories                                         (285)             (836)
  Prepaid expenses                                     127               132
  Accounts payable                                  (3,566)            1,027
  Revenues and royalties payable                       386             2,067
  Accrued liabilities and other                       (958)           (2,784)
  Asset retirement obligation                            -                89
  Other noncurrent liabilities                          12                12
                                                -----------       -----------
    Net cash provided by operating activities        1,386            13,427

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development                      (18,484)          (23,619)
  Undeveloped leasehold                               (243)           (2,473)
  Gas gathering and processing facilities,
    service properties, equipment and other         (2,265)           (1,564)
  Purchase of oil and gas properties                     -               (82)
  Proceeds from sale of assets                          42                56
                                                -----------       -----------
    Net cash used in investing activities          (20,950)          (27,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit and other              93,830            18,500
Repayment of line of credit and other              (69,575)             (600)
Debt issuance costs                                 (1,050)                -
                                                -----------       -----------
  Net cash provided by financing activities         23,205            17,900

NET INCREASE (DECREASE) IN CASH                      3,641             3,645

CASH, beginning of period                            7,225             2,520
                                                -----------       -----------
CASH, end of period                             $   10,866        $    6,165
                                                ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                 $    7,287        $    8,370
  Asset retirement obligation at January 1, 2003         -            35,173
  Capitalized asset retirement-obligation, net           -            39,263

The accompanying notes are an integral part of these consolidated financial statements.


CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   CONTINENTAL RESOURCES, INC.'S FINANCIAL STATEMENTS:

     In the opinion of Continental Resources, Inc. ("CRI" or the "Company") the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2003, the results of operations and cash flows for the three months ended March 31, 2002 and 2003. The unaudited consolidated financial statements for the interim periods presented do not contain all information required by accounting principles generally accepted in the United States. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2002.


2.   LONG-TERM DEBT:

     Long-term debt as of December 31, 2002, and March 31, 2003, consisted of the following:


                                    December 31,             March 31,
(Dollars in thousands)                  2002                   2003
                                 --------------------  ----------------------
Senior Subordinated Notes        $       127,150       $        127,150
Credit Facility                          108,000                126,500
Capital Lease Agreement                   11,955                 11,355
                                 --------------------  ----------------------
Outstanding debt                         247,105                265,005
Less Current Portion                       2,400                  2,400
                                 --------------------  ----------------------
Total Long-Term Debt             $       244,705       $        262,605
                                 ====================  ======================

     During the quarter ended March 31, 2002, the Company executed a Fourth Amended and Restated Credit Agreement in which a group of lenders agreed to provide a $175.0 million senior secured revolving credit facility with a current borrowing base of $140.0 million. Borrowings under the credit facility are secured by liens on all oil and gas properties and associated assets of the Company. Borrowings under the credit facility bear interest, payable quarterly, at (a.) a rate per annum equal to the rate at which eurodollar deposits for one, two, three or six months are offered by the lead bank plus a margin ranging from 150 to 250 basis points, or (b.) at the lead bank's reference rate plus an applicable margin ranging from 25 to 50 basis points. The Company paid approximately $2.2 million in debt issuance fees for the new credit facility. The credit facility matures on March 28, 2005. As of March 31, 2003, the Company had $126.5 million outstanding debt on its line of credit.

3.   CRUDE OIL MARKETING:

     Since May 2002, the Company has entered into third party contracts to purchase and resell only its own physical production. The Company will continue to repurchase its physical production from the Rocky Mountain area and resell equivalent barrels in Oklahoma to take advantage of better pricing and to reduce its credit exposure from sales to its first purchaser. The Company presents sales and purchases of its production from the Rocky Mountain area as crude oil marketing income and crude oil marketing expense, respectively. During the quarter ended March 31, 2003, the Company recognized revenues from the sale of crude oil of $40.6 million and expenses for the purchase of crude oil of $40.5 million, resulting in a gain from crude oil marketing activities during the quarter of $0.1 million.

4.   EARNINGS PER SHARE:

     Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if diluted stock options were exercised calculated using the treasury stock method. The weighted-average number of shares used to compute basic earnings per common share was 14,368,919 in 2002 and 2003. The weighted-average number of shares used to compute diluted earnings per share was 14,416,469 for 2003. The effect of common stock equivalent at March 31, 2002, was antidilutive.

5. GUARANTOR SUBSIDIARIES:

     The Company's wholly owned subsidiaries, Continental Gas, Inc. (CGI), Continental Resources of Illinois, Inc. (CRII), and Continental Crude Co. (CCC), have guaranteed the Company's outstanding Senior Subordinated Notes and its bank credit facility. The following is a summary of the condensed consolidating financial information of CGI and CRII as of December 31, 2002, and March 31, 2003, and for the three-month periods ended March 31, 2002, and 2003.

                           Condensed Consolidating Balance Sheet
------------------------------------------------------------------------------------------
(Dollars in thousands)              Guarantor
As of December 31, 2002            Subsidiaries   Parent       Eliminations   Consolidated
------------------------------------------------ ------------- --------------- -----------
Current Assets                     $   6,524     $  49,308     $  (22,862)     $  32,970
Property and Equipment                42,664       325,239              -        367,903
Other Assets                               7         5,811            (14)         5,804
                                   ------------- ------------- --------------- ---------
  Total Assets                     $  49,195     $ 380,358     $  (22,876)     $ 406,677

Current Liabilities                $  11,442     $  42,258     $   (6,934)     $  46,766
Long-Term Debt                        15,928       244,705        (15,928)       244,705
Other Liabilities                          -           125              -            125
Stockholders' Equity                  21,825        93,270            (14)       115,081
                                   ------------- ------------- --------------- ---------
  Total Liabilities and
  Stockholders' Equity             $  49,195     $ 380,358     $  (22,876)     $ 406,677
                                   ============= ============= =============== =========

                                    Guarantor
As of March 31, 2003               Subsidiaries   Parent       Eliminations   Consolidated
------------------------------------------------ ------------- --------------- -----------
Current Assets                     $   8,365     $  54,295     $  (21,751)     $  40,909
Property and Equipment                47,501       375,604              -        423,105
Other Assets                               7         5,441            (46)         5,402
                                   ------------- ------------- --------------- ---------
  Total Assets                     $  55,873     $ 435,340     $  (21,797)     $ 469,416

Current Liabilities                $  12,969     $  40,431     $   (6,674)     $  46,726
Long-Term Debt                        15,109       262,605        (15,109)       262,605
Other Liabilities                      4,020        31,553              -         35,573
Stockholders' Equity                  23,775       100,751            (14)       124,512
                                   ------------- ------------- --------------- ---------
  Total Liabilities and
  Stockholders' Equity             $  55,873     $ 435,340     $  (21,797)     $ 469,416
                                   ============= ============= =============== =========

                      Condensed Consolidating Statements of Operations
-------------------------------------------------------------------------------------------
(Dollars in thousands)              Guarantor
As of March 31, 2002               Subsidiaries    Parent      Eliminations    Consolidated
------------------------------------------------ ------------- --------------- ------------
Total Revenue                      $  10,929     $   68,113    $   (807)       $   78,235
Less Operating Expenses                9,377         68,269        (807)           76,839
Less Other Expense(Income)               443          3,356         123             3,922
                                   ------------- ------------- --------------- ----------
  Net Income                        $  1,109     $   (3,512)   $   (123)       $   (2,526)
                                   ============= ============= =============== ==========

                                    Guarantor
As of March 31, 2003               Subsidiaries    Parent      Eliminations    Consolidated
------------------------------------------------ ------------- --------------- ------------
Total Revenue                      $  15,845     $  74,661     $  (2,279)      $  88,227
Less Operating Expenses               14,072        66,202        (2,279)         77,995
Less Other Expense(Income)               382         4,508             -           4,890
Plus Change in Accounting Principle      560         3,530             -           4,090
                                   ------------- ------------- --------------- ---------
  Net Income                       $   1,951     $   7,481     $       -       $   9,432
                                   ============= ============= =============== =========

     At March 31, 2003, current liabilities payable to the Company by the guarantor subsidiaries totaled approximately $21.8 million. For the three months ended March 31, 2002 and 2003, depreciation, depletion and amortization included in the guarantor subsidiaries operating costs were approximately $1.5 million and $1.2 million, respectively.

6.   ASSET RETIREMENT OBLIGATIONS:

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No.143 required entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method and the liability should be accreted to its face amount. The Company adopted SFAS No. 143 on January 1, 2003. The primary impact of this standard relates to oil and gas wells on which the Company has a legal obligation to plug and abandon the wells. Prior to SFAS No. 143, the Company had not recorded an obligation for these plugging and abandonment costs due to its assumption that the salvage value of the surface equipment would substantially offset the cost of dismantling the facilities and carrying out the necessary clean-up and reclamation activities. The adoption of SFAS No. 143 on January 1, 2003, resulted in a net increase to Property and Equipment and Asset Retirement Obligations of approximately $39.3 million and $35.2 million, respectively, as a result of the Company separately accounting for salvage values and recording the estimated fair value of its plugging and abandonment obligations on the balance sheet. The impact of adopting SFAS No. 143 has been accounted for through a cumulative effect of change in accounting principle adjustment that amounted to a $4.1 million increase to net income recorded on January 1, 2003. The increase in expense resulting from the accretion of the asset retirement obligation and the depreciation of the additional capitalized well costs is expected to be substantially offset by the decrease in depreciation from the Company's consideration of the estimated salvage values in the calculation.

     The following table describes on a pro forma basis the Company's asset retirement liability as if SFAS No. 143 had been adopted on January 1, 2002.

                                                         2002        2003
                                                       --------    --------
Asset Retirement Obligation liability at January 1,    $ 33,495    $ 35,172
Asset Retirement Obligation accretion expense               335         352
Less: Plugging costs                                       (204)        (89)
                                                       --------    --------
  Asset Retirement Obligation liability at March 31,   $ 33,626    $ 35,435
                                                       ========    ========

     The following table describes the pro forma effect on net income and earnings per share for the three months ended March 31, 2002, as if SFAS No. 143 had been adopted in January 1, 2002.

                                                          Three Months
                                                         Ended March 31,
                                                              2002
                                                          ------------
Net loss - as reported                                    $    (2,526)
Less: Asset Retirement Obligation accretion expense       $      (250)
Plus: Reduction in depreciation expense on salvage value  $     1,220
                                                          ------------
Net loss - pro forma                                      $    (1,556)
                                                          ============

Earnings per share:
As reported
  Basic                                                   $    (0.18)
  Diluted                                                 $    (0.18)

Pro Forma
  Basic                                                   $    (0.11)
  Diluted                                                 $    (0.11)

7.   SUBSEQUENT EVENTS:

     PROPERTY SALES

     The Company sold non-strategic assets through Oil and Gas Clearinghouse's auction on April 15, 2003, for $4.2 million. The assets consisted of interests in 93 wells with approximately 86% of the wells being outside operated. Seventy percent (70%) of the wells were located in the Company's Mid-Continent area. Net oil and gas volumes on the Company's December 31, 2002, reserve report attributable to these properties were 361 MBbls and 2,190 MMcf, respectively.

     FIXED SALES CONTRACTS

     In April 2003, the Company purchased back two fixed sales contracts from June 2003 through December 2003. The fixed sales contracts were each for 30,000 barrels a month at $25.08/Bbl and $24.01/Bbl. The cost of this transaction will be recorded monthly for approximately $78,000/month for the seven months for a total of approximately $546,000.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.


OVERVIEW

     The following table sets forth certain information regarding the production volumes, oil and gas sales, average sales prices received and expenses for the periods indicated:

                                                       For the Three Months
                                                         Ended March 31,
                                                     ----------  -----------
                                                       2002          2003
                                                     ----------  -----------
NET PRODUCTION:
  Oil (MBbl)                                              938           907
  Gas (MMcf)                                            2,294         2,368
  Oil equivalent (MBoe)                                 1,320         1,302

OIL AND GAS SALES (dollars in thousands)
  Oil sales, excluding hedges                        $ 18,337      $ 28,115
  Hedges                                                   60        (4,726)
                                                     ----------  -----------
    Total oil sales, including hedges                  18,397        23,389
  Gas sales                                             4,332        12,333
                                                     ----------  -----------
    Total oil and gas sales                          $ 22,729      $ 35,722
                                                     ==========  ===========

AVERAGE SALES PRICE:
  Oil, excluding hedges (dollar per barrel)           $ 19.60       $ 31.01
  Oil, including hedges (dollar per barrel)           $ 19.66       $ 25.80
  Gas (dollar per Mcf)                                $  1.89       $  5.21
  Oil equivalent, excluding hedges (dollar per Boe)   $ 17.18       $ 31.07
  Oil equivalent, including hedges (dollar per Boe)   $ 17.22       $ 27.44

EXPENSES (dollars per Boe):
  Production expenses (including taxes)                $ 6.08        $ 8.68
  General and administrative                           $ 2.11        $ 2.18
  DD&A (on oil and gas properties)                     $ 5.57        $ 6.38


THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

OVERVIEW

     The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report. Our operating results for the periods discussed may not be indicative of future performance. In the text below, financial statement numbers have been rounded; however, the percentage changes are based on amounts that have not been rounded.

RESULTS OF OPERATIONS

REVENUES

GENERAL

     Revenues increased $10.0 million, or 13%, to $88.2 million during the three months ended March 31, 2003, from $78.2 million during the comparable period in 2002. The increase is attributable to higher oil prices that averaged $25.80 Bbl in the first quarter of 2003 compared to $19.66 Bbl in the first quarter of 2002 and higher gas prices that averaged $5.21 Mcf in the first quarter of 2003 and $1.89 Mcf in the first quarter of 2002. These increases were offset by an $8.0 million decrease in crude oil marketing to $40.6 million for the three-month period ended March 31, 2003, from $48.6 million for the three-month period ended March 31, 2002.

OIL AND GAS SALES

     Oil and gas sales revenue for the three months ended March 31, 2003, increased $13.0 million, or 57%, to $35.7 million from $22.7 million during the comparable period in 2002. Oil sales revenue increased $5.0 million, or 27%, to $23.4 million for the three months of 2003 from $18.4 million in 2002. Oil production decreased by 29 MBbls to 907 MBbls, or 3%, for the three months ended March 31, 2003 from 938 MBbls for the comparable period in 2002. Oil prices, including hedging, increased $6.14 Bbl to an average of $25.80 Bbl, or 31%, during the three months ended March 31, 2003, from $19.66 Bbl, for the comparable 2002 period. Gas sales revenue increased $8.0 million, or 185%, to $12.3 million for the three-month period in 2003 compared to $4.3 million in 2002. Gas production for the period increased 74 MMcf, or 3%, to 2,368 MMcf from 2,294 MMcf in 2002. The increase in gas sales revenues is primarily attributable to higher gas prices that averaged $5.21 Mcf in the first quarter of 2003 and $1.89 Mcf in the first quarter of 2002, or an increase of $3.32 per Mcf, or 176%.

CRUDE OIL MARKETING

     Since May 2002, we have entered into third party contracts to purchase and resell only our own production. We will continue to repurchase our production from the Rocky Mountain area and resell equivalent barrels in Oklahoma to take advantage of better pricing and to reduce our credit exposure from sales to our first purchaser. We present sales and purchases of our production from the Rocky Mountain area as crude oil marketing income and crude oil marketing expense, respectively.

     During the three month period ended March 31, 2003, we recognized revenues of $40.6 million in crude oil marketing income compared to $48.6 million for the three-month period ended March 31, 2002. This decrease resulted from a reduction in volumes marketed offset by an increase in oil prices.

DERIVATIVE

     We have fixed price physical delivery contracts in place to deliver approximately 900,000 barrels of our forecasted crude oil production through January 2004 at an average price of $24.58 per barrel. These contracts are considered to be in the normal course of business and have been designated as such, thus the contracts are not accounted for as derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Revenues from these firm commitments are recognized as production occurs

     In addition to the above contracts, we also have a crude oil derivative contract in place at March 31, 2003, which is being marked to market under SFAS No. 133 with changes in fair value being recorded in earnings as such contract does not qualify for special hedge accounting nor does such contract meet the criteria to be considered in the normal course of business. Such contract provides for a fixed price of $24.25 per barrel on 270,000 barrels of crude oil through December 2003 when market prices exceed $19.00 per barrel. When market prices fall below $19.00, we receive the market price. During the three month period ended March 31, 2003, we recorded a loss of $519,000 in change in derivative fair value to reflect the mark-to-market valuation at March 31, 2003. This loss consists of a realized loss of $822,000 offset by an unrealized gain of $303,000.

GATHERING, MARKETING AND PROCESSING

     Gathering, marketing and processing revenue in the first quarter of 2003 was $9.7 million, an increase of $2.5 million, or 36%, from $7.2 million in the same period in 2002. This increase in revenue during the first quarter was attributable to higher natural gas and liquids prices.

OIL AND GAS SERVICE OPERATIONS

     Oil and gas service operations for the three months ended March 31, 2003, was $1.9 million, an increase of $0.9 million, or 90%, from $1.0 million for the three months ended March 31, 2002. The increase was primarily due to an increase in reclaimed oil income of $0.9 million due to higher prices.

COSTS AND EXPENSES

PRODUCTION EXPENSES AND TAXES

     Production expenses, including taxes, were $11.3 million for the three months ended March 31, 2003, an increase of $3.3 million, or 41%, over the 2002 expense of $8.0 million. Production taxes increased $1.1 million due to higher oil and gas prices in 2003 and energy costs increased $1.2 million due to higher utility costs in 2003. The balance of the increase was due to higher labor costs of $0.4 million and an increase in workovers and other expenses of $0.6 million.

EXPLORATION EXPENSES

     For the three months ended March 31, 2003, exploration expenses decreased $0.3 million, or 16%, to $1.5 million from $1.8 million during the comparable period of 2002. The decrease was mainly due to a decrease in dry hole costs of $0.5 million offset by increases in other expenses of $0.2 million.

CRUDE OIL MARKETING

     For the three months ended March 31, 2003, we recognized an expense of $40.5 million, a decrease of $7.7 million, or 16% compared to $48.2 million for the three months ended March 31, 2002. Although prices increased in 2003, decreased volumes marketed offset the increase.

GATHERING, MARKETING, AND PROCESSING

     During the three months ended March 31, 2003, we incurred gathering, marketing and processing expenses of $8.8 million, representing a $3.4 million, or 64%, increase from $5.4 million incurred in the first quarter of 2002 due to higher natural gas and liquids prices on natural gas we purchased for resale.

OIL AND GAS SERVICE OPERATIONS

     During the three months ended March 31, 2003, we incurred oil and gas service operations expense of $2.0 million, a $0.3 million, or 17%, increase over the $1.7 million for the comparable period in 2002. The increase was due to the increased cost of purchasing and treating reclaimed oil for resale.

DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A")

     For the three months ended March 31, 2003, DD&A expense increased $1.1 million, or 13%, to $9.5 million from $8.4 million for the comparable period in 2002. In the first quarter of 2003, DD&A expense on oil and gas properties was calculated at $6.38 per BOE compared to $5.57 per BOE for the first quarter of 2002. The adoption of SFAS No. 143 on January 1, 2003 has decreased DD&A $0.6 million offset by an increase in DD&A rates.

PROPERTY IMPAIRMENTS

     For the three months ended March 31, 2003, property impairments expense increased $.6 million, or 100%, to $1.3 million from $0.6 million for the same period in 2002. The increase was due to an increase in reserves for impairment.

ASSET RETIREMENT ACCRETION

     For the three months ended March 31, 2003, asset retirement accretion was $0.4 million due to the adoption of SFAS No. 143 on January 1, 2003.

GENERAL AND ADMINISTRATIVE ("G&A")

     For the three months ended March 31, 2002 and 2003, G&A expense remained constant at $2.8 million. G&A expense per BOE for the first quarter of 2003 was $2.18 compared to $2.11 for the first quarter of 2002.

INTEREST EXPENSE

     For the three months ended March 31, 2003, interest expense was $5.0 million, an increase of $0.9 million, or 22%, from $4.1 million for the three months ended March 31, 2002. This increase was due to additional interest paid on our credit facility due to higher average debt balances outstanding.

NET INCOME

     For the three months ended March 31, 2003, net income was $9.4 million, an increase of $11.9 million from a loss of $2.5 million for the comparable period in 2002. The increase in net income was primarily due to the impact of adopting SFAS No. 143 resulting in a cumulative effect adjustment of $4.1 million, and an increase in net income due to higher oil and gas prices.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS

     Net cash provided by operating activities for the three months ended March 31, 2003, was $13.4 million, an increase of $12.0 million from $1.4 million provided by operating activities during the comparable 2002 period. Cash as of March 31, 2003, was $6.2 million, an increase of $3.7 million from the balance of $2.5 million held at December 31, 2002.

DEBT

     Our long-term debt at December 31, 2002, was $244.7 million and at March 31, 2003, $262.6 million. During the quarter ended March 31, 2002, we entered into a Fourth Amended and Restated Credit Agreement in which our syndicated bank group agreed to provide a $175.0 million senior secured revolving credit facility with a current borrowing base of $140.0 million. At March 31, 2003, we had $127.2 million in senior subordinated notes, $126.5 million of outstanding debt under this credit facility, and $9.0 million outstanding in capital lease agreements.

CREDIT FACILITY

     Long-term debt outstanding at March 31, 2003, included $126.5 million of revolving credit debt under our credit facility. The effective rate of interest under the credit facility was 4.0% at March 31, 2003. The credit facility, which matures March 28, 2005, charges interest based on a rate per annum equal to the rate at which eurodollar deposits for one, two, three or six months are offered by the lead bank plus an applicable margin ranging from 150 to 250 basis points or the lead bank's reference rate plus an applicable margin ranging from 25 to 50 basis points. The borrowing base of our credit facility is $140.0 million and is re-determined semi-annually.

CAPITAL EXPENDITURES

     Our 2003 capital expenditures budget, exclusive of acquisitions, is $105.9 million, of which $52.6 million is dedicated to our Cedar Hills secondary recovery project. During the three months ended March 31, 2003, we incurred $27.7 million of capital expenditures, exclusive of acquisitions, compared to $21.0 million, exclusive of acquisitions, in the three-month period of 2002. The $27.7 million of capital expenditures includes $12.5 million that was used in the development of the Cedar Hills field. The $6.7 million, or 32%, increase was the result of our increased drilling activity in the Rocky Mountain and Gulf Coast regions. We expect to fund the remainder of our 2003 capital budget through cash flow from operations and borrowings under our credit facility.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report includes "forward-looking statements". All statements other than statements of historical fact, including, without limitation, statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy, plans and objectives of our management for future operations and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, without limitation, future production levels, future prices and demand for oil and gas, results of future exploration and development activities, future operating and development cost, the effect of existing and future laws and governmental regulations (including those pertaining to the environment) and the political and economic climate of the United States as discussed in this quarterly report and the other documents we previously filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to market risks in the normal course of our business operations. Due to the volatility of oil and gas prices, we, from time to time, have entered into financial contracts to hedge oil and gas prices and may do so in the future as a means of controlling our exposure to price changes. Most of our financial contracts settle against either a NYMEX based price or a fixed price.

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

     We had a derivative contract in place at March 31, 2003, which is being marked to market under SFAS No. 133 with changes in fair value being recorded in earnings as such contract does not qualify for special hedge accounting nor does such contract meet the criteria to be considered in the normal course of business. Such contract provides for a fixed price of $24.25 per barrel on 270,000 barrels of crude oil through December 2003 when market prices exceed $19.00 per barrel. However, if the average NYMEX spot crude oil price is $19.00 per barrel or less, no payment is required of the counterparty. If NYMEX spot crude oil prices during the month average more than $24.25 per barrel, we pay the excess to the counterparty. As of March 31, 2003, we have recorded a net unrealized loss of $0.5 million.

COMMODITY PRICE EXPOSURE

     The market risk inherent in our market risk sensitive instruments and positions is the potential loss in value arising from adverse changes in our commodity prices. Our management believes that we are well positioned with our mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, we, from time to time, have used derivative hedging and may do so in the future as a means of controlling our exposure to price changes. Most of our purchases are made at either a NYMEX based price or a fixed price. Forward sales contracts that will result in the physical delivery of our production are deemed to be normal course of business sales and are not accounted for as derivatives. As of March 31, 2003, we had the following fixed sales contracts in order to mitigate our price risk exposure on our production:

 Time Period          Barrels per Month       Price per Barrel
 -----------          -----------------       ----------------
4/03 to 6/03                30,000                 $24.01
4/03 to 12/03               30,000                 $25.08
4/03 to 12/03               30,000                 $24.85
4/03 to 12/03               30,000                 $24.01


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

                                                                                                                         2003
     (Dollars in thousands)            2003           2004          2005          2006     Thereafter      Total       Fair Value
     ----------------------            ----           ----          ----          ----     ----------      -----       ----------
     Fixed rate debt:
     Senior subordinated notes
  Principal amount                        -              -              -             -    $127,150       $127,150      $124,607
  Weighted-average
    Interest rate                     10.25%         10.25%         10.25%        10.25%      10.25%         10.25%
-----------------------------------------------------------------------------------------------------------------------------------
     Variable-rate debt:
     Credit facility
  Principal amount                        -              -      $ 126,500             -           -              -      $126,500
  Weighted-average
    Interest rate                      4.00%          4.00%          4.00%         4.00%       4.00%          4.00%
-----------------------------------------------------------------------------------------------------------------------------------
     Variable-rate debt:
     Capital lease agreement
  Principal amount                $   1,800      $   2,400      $   2,400     $   2,400    $  2,400       $ 11,400      $ 11,400
  Weighted-average
    Interest rate                      4.00%          4.00%          4.00%         4.00%       4.00%          4.00%
-----------------------------------------------------------------------------------------------------------------------------------


ITEM 4. CONTROLS AND PROCEDURES


     The Securities and Exchange Commission's rules require registrants to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to maintain ongoing developments in this area.

     Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days of the filing of this report, and concluded that our disclosure controls and procedures are effective.

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

3.3     Certificate of Incorporation of Continental Gas, Inc. [3.3](1)

3.4     Bylaws of Continental Gas, Inc., as amended and restated. [3.4](1)

3.5     Certificate of Incorporation of Continental Crude Co. [3.5](1)

3.6     Bylaws of Continental Crude Co. [3.6](1)

4.1 Restated Credit Agreement dated April 21, 2000 among Continental Resources, Inc. and Continental Gas, Inc., as Borrowers and MidFirst Bank as Agent (the `Credit Agreement'). [4.4](3)

4.1.1   Form of Consolidated Revolving Note under the Credit Agreement. [4.4](3)

4.1.2 Second Amended and Restated Credit Agreement among Continental Resources, Inc., Continental Gas, Inc. and Continental Resources of
        Illinois, Inc., as Borrowers, and MidFirst Bank, dated July 9, 2001. [10.1](5)

4.1.3 Third Amended and Restated Credit Agreement among Continental Resources, Inc., Continental Gas, Inc. and Continental Resources of Illinois, Inc., as Borrowers, and MidFirst Bank, dated January 17, 2002. [4.13](7)

4.1.4 Fourth Amended and Restated Credit Agreement dated March 28, 2002, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB and Fortis Capital Corp. [10.1](8)

4.2 Indenture dated as of July 24, 1998 between Continental Resources, Inc. as Issuer, the Subsidiary Guarantors named therein and the United States Trust Company of New York, as Trustee. [4.2](1)

10.1    Unlimited Guaranty Agreement dated March 28, 2002. [10.2](8)

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

12.1    Statement re computation of ratio of debt to Adjusted EBITDA. [12.1](9)

12.2    Statement re computation of ratio of earning to fixed charges. [12.2](9)

12.3 Statement re computation of ratio of Adjusted EBITDA to interest expense [12.3](9)

21.0    Subsidiaries of Registrant. [21](6)

99.1 Letter to the Securities and Exchange Commission dated March 28, 2002, regarding the audit of the Registrant's financial statements by Arthur Andersen LLP. [99.1](7)

---------------

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

(9) Filed as an exhibit to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 2002. The exhibit number is indicated in brackets and is incorporated herein by reference.

     (b.) REPORTS ON FORM 8-K

         None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Continental Resources, Inc.

Date: May 9, 2003                  By:  ROGER V. CLEMENT
                                        Roger V. Clement
                                        Senior Vice President and Chief
                                        Financial Officer

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

3.5     Certificate   of    Incorporation   of  Incorporated herein by reference
        Continental Crude Co.

3.6     Bylaws of Continental Crude Co.         Incorporated herein by reference

4.1 Restated Credit Agreement dated April Incorporated herein by reference 21, 2000 among Continental Resources,
        Inc. and  Continental  Gas,  Inc.,  as
        Borrowers  and MidFirst  Bank as Agent
        (the 'Credit Agreement').

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

4.2 Indenture dated as of July 24, 1998 Incorporated herein by reference between Continental Resources, Inc. as
        Issuer,   the  Subsidiary   Guarantors
        named  therein  and the United  States
        Trust Company of New York, as Trustee.

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

                          CERTIFICATIONS FOR FORM 10-Q

I, Harold Hamm, Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Continental Resources, Inc. ("Registrant");

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

                                    CONTINENTAL RESOURCES, INC.

Date: May 7, 2003                   By: HAROLD HAMM
                                        Harold Hamm
                                        Chief Executive Officer

                          CERTIFICATIONS FOR FORM 10-Q

I, Roger V. Clement, Vice President and Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Continental Resources, Inc. ("Registrant");

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   CONTINENTAL RESOURCES, INC.

Date: May 9, 2003                  By:  ROGER V. CLEMENT
                                        Roger V. Clement
                                        Senior Vice President and Chief
                                        Financial Officer