Form 10-Q
period 2003-06-30
CONTINENTAL RESOURCES INC
filed 2003-08-13
CIK 732834

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

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

           Class                               Outstanding as of August 13, 2003
Common Stock, $.01 par value                           14,368,919 shares

                                TABLE OF CONTENTS


                          PART I. Financial Information

ITEM 1.  Financial Statements .................................................4
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................13
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ..........19
ITEM 4.  Controls and Procedures..............................................20

                           PART II. Other Information

ITEM 1.  Legal Proceedings ...................................................21
ITEM 2.  Changes in Securities and Use of Proceeds ...........................21
ITEM 3.  Defaults Upon Senior Securities .....................................21
ITEM 4.  Submission of Matters to a Vote of Security Holders .................21
ITEM 5.  Other Information ...................................................21
ITEM 6.  Exhibits and Reports on Form 8-K.....................................21

Signatures....................................................................23

                          PART I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                                     December 31,      June 30,
                                                     ------------      --------
                                                         2002            2003
                                                         ----            ----
CURRENT ASSETS:                                                      (Unaudited)
Cash                                                  $   2,520       $   3,659
Accounts receivable:
 Oil and gas sales                                       14,756          15,478
 Joint interest and other, net                            7,884           9,563
Inventories                                               6,700           7,893
Prepaid expenses                                            482             328
Fair value of derivative contracts                          628           1,375
                                                      ---------       ---------
 Total current assets                                    32,970          38,296

PROPERTY AND EQUIPMENT, AT COST:
Oil and gas properties, based on
   successful efforts accounting
 Producing properties                                   488,432         546,960
 Nonproducing leaseholds                                 33,781          34,222
Gas gathering and processing facilities                  33,113          35,323
Service properties, equipment and other                  18,430          18,859
                                                      ---------       ---------
 Total property and equipment                           573,756         635,364
Less - Accumulated depreciation,
          depletion and amortization                   (205,853)       (201,897)
                                                      ---------       ---------
 Net property and equipment                             367,903         433,467

OTHER ASSETS:
Debt issuance costs                                       5,796           5,112
Other assets                                                  8               8
                                                      ---------       ---------
 Total other assets                                       5,804           5,120
                                                      ---------       ---------
 Total assets                                         $ 406,677       $ 476,883
                                                      =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                                           December 31, June 30,
                                                           ------------ --------
                                                               2002       2003
                                                               ----       ----
CURRENT LIABILITIES:                                                   (Unaudited)
Accounts payable                                             $ 26,665   $ 24,042
Current portion of long term debt                               2,400      2,400
Revenues and royalties payable                                  5,299      5,448
Accrued liabilities and other                                  10,320     11,148
Fair value of derivative contracts                              2,082      2,424
                                                             --------   --------
 Total current liabilities                                     46,766     45,462

LONG-TERM DEBT, net of current portion                        244,705    266,505

ASSET RETIREMENT OBLIGATION                                         -     36,407

OTHER NON-CURRENT LIABILITIES                                     125        148

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, no shares issued and outstanding                     -          -
Common stock, $0.01 par value, 20,000,000 shares
   authorized, 14,368,919 shares issued and outstanding           144        144
Additional paid-in-capital                                     25,087     25,087
Retained earnings                                              89,850    103,130
                                                             --------   --------
 Total stockholders' equity                                   115,081    128,361
                                                             --------   --------
 Total liabilities and stockholders' equity                  $406,677   $476,883
                                                             ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                          CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)
                                                                   Three Months Ended June 30,
                                                                   ---------------------------
                        (Dollars in thousands, except share data)      2002        2003
                                                                       ----        ----
REVENUES:                                                                      (As restated)
Oil and gas sales                                                    $ 27,717    $ 33,347
Crude oil marketing income                                             38,442      39,753
Change in derivative fair value                                           (38)        104
Gathering, marketing and processing                                     8,994      17,125
Oil and gas service operations                                          1,849       2,423
                                                                     --------    --------
 Total revenues                                                        76,964      92,752

OPERATING COSTS AND EXPENSES:
Production expenses                                                     7,412       9,598
Production taxes                                                        1,952       2,361
Exploration expenses                                                      871       2,551
Crude oil marketing expenses                                           38,185      39,392
Gathering, marketing and processing                                     7,842      15,793
Oil and gas service operations                                          1,364       1,933
Depreciation, depletion and amortization of oil and gas properties      6,670       6,914
Depreciation and amortization of other assets                           1,034       1,231
Property impairments                                                      397       1,276
Asset retirement obligation accretion expense                               -         358
General and administrative                                              2,518       2,850
                                                                     --------    --------
 Total operating costs and expenses                                    68,245      84,257

OPERATING INCOME                                                        8,719       8,495

OTHER INCOME (EXPENSES):
Interest income                                                            63          28
Interest expense                                                       (4,687)     (4,964)
Other income, net                                                         (43)         13
Gain on sale of assets                                                     40         277
                                                                     --------    --------
 Total other income (expense)                                          (4,627)     (4,646)
                                                                     --------    --------

NET INCOME                                                           $  4,092    $  3,849
                                                                     ========    ========

EARNINGS PER COMMON SHARE:
 Basic                                                               $  0.28     $  0.27
                                                                     =======     =======
 Diluted                                                             $  0.28     $  0.27
                                                                     =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                         CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)
                                                                    Six Months Ended June 30,
                                                                    -------------------------
          (Dollars in thousands, except share data)                     2002         2003
                                                                        ----         ----
REVENUES:                                                           (As restated)
Oil and gas sales                                                    $  50,446    $  69,069
Crude oil marketing income                                              87,019       80,348
Change in derivative fair value                                         (1,263)         407
Gathering, marketing and processing                                     16,157       26,850
Oil and gas service operations                                           2,840        4,305
                                                                     ---------    ---------
 Total revenues                                                        155,199      180,979

OPERATING COSTS AND EXPENSES:
Production expenses                                                     13,901       18,228
Production taxes                                                         3,487        5,035
Exploration expenses                                                     2,655        4,053
Crude oil marketing expenses                                            86,349       79,876
Gathering, marketing and processing                                     13,232       24,621
Oil and gas service operations                                           3,043        3,893
Depreciation, depletion and amortization of oil and gas properties      14,023       15,217
Depreciation and amortization of other assets                            2,055        2,379
Property impairments                                                     1,034        2,552
Asset retirement obligation accretion expense                                -          709
General and administrative                                               5,305        5,689
                                                                     ---------    ---------
 Total operating costs and expenses                                    145,084      162,252

OPERATING INCOME                                                        10,115       18,727

OTHER INCOME (EXPENSES):
Interest income                                                            166           59
Interest expense                                                        (8,751)      (9,916)
Other income, net                                                          (29)          50
Gain on sale of assets                                                      65          270
                                                                     ---------    ---------
 Total other income (expense)                                           (8,549)      (9,537)
                                                                     ---------    ---------

NET INCOME BEFORE
CHANGE IN ACCOUNTING PRINCIPLE                                           1,566        9,190
                                                                     ---------    ---------

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                         -        4,090
                                                                     ---------    ---------

NET INCOME                                                           $   1,566    $  13,280
                                                                     =========    =========

BASIC EARNINGS PER COMMON SHARE:
 Earnings before cumulative effect of accounting change              $    0.11    $    0.64
 Cumulative effect of accounting change                                      -         0.28
                                                                     ---------    ---------
 Basic                                                               $    0.11    $    0.92
                                                                     =========    =========
DILUTED EARNINGS PER COMMON SHARE:
 Earnings before cumulative effect of accounting change              $    0.11    $    0.64
 Cumulative effect of accounting change                                      -         0.28
                                                                     ---------    ---------
 Diluted                                                             $    0.11    $    0.92
                                                                     =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                      CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                                 (Dollars in thousands)
                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                   2002       2003
                                                                   ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:                        (As restated)
Net income                                                      $  1,566    $ 13,280
Adjustments to reconcile net income  to net cash
  provided by operating activities-
 Depreciation, depletion and amortization                         16,078      17,596
 Accretion of asset retirement obligation                              -         709
 Impairment of properties                                              -       2,552
 Change in derivative fair value                                       -        (407)
 Amortization of debt issuance costs                                 523         791
 Gain on sale of assets                                              (65)       (450)
 Gain on change in accounting principle                                -      (4,090)
 Dry hole costs                                                    1,697       2,775
Cash provided by (used in) changes in assets and liabilities-
 Accounts receivable                                              (1,984)     (2,401)
 Inventories                                                        (542)     (1,143)
 Prepaid expenses                                                    178         154
 Accounts payable                                                 (4,088)     (2,623)
 Revenues and royalties payable                                      688         149
 Accrued liabilities and other                                     1,240         828
 Other noncurrent liabilities                                         21          23
 Other noncurrent assets                                               -           -
                                                                --------    --------
  Net cash provided by operating activities                       15,312      27,743

CASH FLOWS FROM INVESTING ACTIVITIES:
 Exploration and development                                     (41,643)    (45,912)
 Undeveloped leasehold                                                 -      (4,010)
 Gas gathering and processing facilities, service
  properties, equipment and other                                 (3,624)     (2,806)
 Purchase of oil and gas properties                                  (55)        (83)
 Proceeds from sale of assets                                         86       4,482
                                                                --------    --------
  Net cash used in investing activities                          (45,236)    (48,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit and other                            98,830      23,000
Repayment of line of credit and other                            (69,575)     (1,200)
Debt issuance costs                                               (2,188)        (75)
                                                                --------    --------
       Net cash provided by financing activities                  27,067      21,725

NET INCREASE (DECREASE) IN CASH                                   (2,857)      1,139

CASH, beginning of period                                          7,225       2,520
                                                                --------    --------

CASH, end of period                                             $  4,368    $  3,659
                                                                ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                  $  7,478    $  9,777
 Asset retirement obligation at January 1, 2003                        -      35,173
 Capitalized asset retirement-obligation, net                          -      39,263

The accompanying notes are an integral part of these consolidated financial statements.

CONTINENTAL RESOURCES, INC.  AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   CONTINENTAL RESOURCES, INC.'S FINANCIAL STATEMENTS:

     In the opinion of Continental Resources, Inc. ("CRI" or the "Company") the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2003, the results of operations and cash flows for the three and six months ended June 30, 2002 and 2003. The unaudited consolidated financial statements for the interim periods presented do not contain all information required by accounting principles generally accepted in the United States. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2.   LONG-TERM DEBT:

     Long-term debt as of December 31, 2002, and June 30, 2003, consisted of the following:

(Dollars in thousands)              December 31,         June 30,
                                       2002                2003
                                       ----                ----
Senior Subordinated Notes            $127,150            $127,150
Credit Facility                       108,000             131,000
Capital Lease Agreement                11,955              10,755
                                     --------            --------
Outstanding Debt                      247,105             268,905
Less Current Portion                    2,400               2,400
                                     --------            --------
Total Long-Term Debt                 $244,705            $266,505
                                     ========            ========


     During the quarter ended March 31, 2002, the Company executed a Fourth Amended and Restated Credit Agreement in which a group of lenders agreed to provide a $175.0 million senior secured revolving credit facility with a borrowing base of $140.0 million. On June 12, 2003, the Company executed the First Amendment to the Credit Agreement and increased the borrowing base to $150.0 million. Borrowings under the credit facility are secured by liens on all oil and gas properties and associated assets of the Company. Borrowings under the credit facility bear interest, payable quarterly, at (a.) a rate per annum equal to the rate at which eurodollar deposits for one, two, three or six months are offered by the lead bank plus a margin ranging from 150 to 250 basis points, or (b.) at the lead bank's reference rate plus an applicable margin ranging from 25 to 50 basis points. The Company paid approximately $2.2 million in debt issuance fees for the new credit facility. The credit facility matures on March 28, 2005. As of June 30, 2003, the Company had $131.0 million outstanding debt on its line of credit. Subsequent to June 30, 2003 we borrowed an additional $17.4 million on our credit line to purchase the Carmen Gathering System (Note
8) and for other general corporate purposes.

3.   CRUDE OIL MARKETING:

     Since May 2002, the Company has entered into third party contracts to purchase and resell only its own physical production. The Company will continue to repurchase its physical production from the Rocky Mountain area and resell equivalent barrels in Oklahoma to take advantage of better pricing and to reduce its credit exposure from sales to its first purchaser. The Company presents sales and purchases of its production from the Rocky Mountain area as crude oil marketing income and crude oil marketing expense, respectively. During the quarter ended June 30, 2003, the Company recognized revenues from the sale of crude oil of $39.8 million and expenses for the purchase of crude oil of $39.4 million, resulting in a gain from crude oil marketing activities during the quarter of $0.4 million.

4.   EARNINGS PER SHARE:

     Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if dilutive stock options were exercised, using the treasury stock method of calculation. The weighted-average number of shares used to compute basic earnings per common share was 14,368,919 in 2002 and 2003. The weighted-average number of shares used to compute diluted earnings per share was 14,416,469 for 2003.

5.   GUARANTOR SUBSIDIARIES:

     The Company's wholly owned subsidiaries, Continental Gas, Inc. (CGI), Continental Resources of Illinois, Inc. (CRII), and Continental Crude Co. (CCC), have guaranteed the Company's outstanding Senior Subordinated Notes and its bank credit facility. The following is a summary of the condensed consolidating financial information of CGI and CRII as of December 31, 2002, and June 30, 2003, and for the three-month and six-month periods ended June 30, 2002, and 2003.

                      Condensed Consolidating Balance Sheet
                             As of December 31, 2002
--------------------------------------------------------------------------------
(Dollars in thousands)   Guarantor
                        Subsidiaries     Parent       Eliminations   Consolidated
                        ------------     ------       ------------   ------------
Current Assets           $  6,524       $ 49,308       $(22,862)       $ 32,970
Property and Equipment     42,664        325,239              -         367,903
Other Assets                    7          5,811            (14)          5,804
                         --------       --------       --------        --------
 Total Assets            $ 49,195       $380,358       $(22,876)       $406,677

Current Liabilities      $ 11,442       $ 42,258       $ (6,934)         46,766
Long-Term Debt             15,928        244,705        (15,928)        244,705
Other Liabilities               -            125              -             125
Stockholders' Equity       21,825         93,270            (14)        115,081
                         --------       --------       --------        --------
 Total Liabilities and
 Stockholders' Equity    $ 49,195       $380,358       $(22,876)       $406,677
                         ========       ========       ========        ========

                               As of June 30, 2003
--------------------------------------------------------------------------------
(Dollars in thousands)   Guarantor
                        Subsidiaries     Parent       Eliminations   Consolidated
                        ------------     ------       ------------   ------------
Current Assets           $  8,144       $ 51,565       $ (21,413)      $ 38,296
Property and Equipment     47,265        386,202                -       433,467
Other Assets                    7          5,127             (14)         5,120
 Total Assets            $ 55,416       $442,894       $ (21,427)      $476,883

Current Liabilities      $ 12,493       $ 40,178       $  (7,209)      $ 45,462
Long-Term Debt             14,204        266,505         (14,204)       266,505
Other Liabilities           4,048         32,507                -        36,555
Stockholders' Equity       24,671        103,704             (14)       128,361
 Total Liabilities and
 Stockholders' Equity    $ 55,416       $442,894       $ (21,427)      $476,883

                Condensed Consolidating Statements of Operations
                    For the Three Months Ended June 30, 2002
--------------------------------------------------------------------------------
(Dollars in thousands)   Guarantor
                        Subsidiaries     Parent       Eliminations   Consolidated
                        ------------     ------       ------------   ------------
Total Revenue            $  12,701      $  64,336      $    (73)       $ 76,964
Operating Expenses         (11,606)       (56,712)           73         (68,245)
Other (Expense) Income        (417)        (4,333)          123          (4,627)
                         ---------      ---------      --------        --------
 Net Income              $     678      $   3,291      $    123        $  4,092
                         =========      =========      ========        ========

                    For the Three Months Ended June 30, 2003
--------------------------------------------------------------------------------
(Dollars in thousands)   Guarantor
                        Subsidiaries     Parent       Eliminations   Consolidated
                        ------------     ------       ------------   ------------
Total Revenue            $  19,581      $  72,401      $     770       $ 92,752
Operating Expenses         (18,382)       (65,105)          (770)       (84,257)
Other (Expense) Income        (302)        (4,344)             -         (4,646)
                         ---------      ---------      ---------       --------
 Net Income              $     897      $   2,952      $       -       $  3,849
                         =========      =========      ========        ========

                     For the Six Months Ended June 30, 2002
--------------------------------------------------------------------------------
(Dollars in thousands)   Guarantor
                        Subsidiaries     Parent       Eliminations   Consolidated
                        ------------     ------       ------------   ------------
Total Revenue            $  23,630      $ 132,449      $   (880)       $ 155,199
Operating Expenses         (20,983)      (124,981)          880         (145,084)
Other (Expense) Income        (860)        (7,689)            -           (8,549)
                         ---------      ---------      ---------       --------
 Net Income              $   1,787      $    (221)     $      -        $   1,566
                         =========      =========      ========        =========

                     For the Six Months Ended June 30, 2003
--------------------------------------------------------------------------------
(Dollars in thousands)   Guarantor
                        Subsidiaries     Parent       Eliminations   Consolidated
                        ------------     ------       ------------   ------------
Total Revenue            $  35,426      $ 147,062      $   (1,509)     $ 180,979
Operating Expenses         (32,454)      (131,307)          1,509       (162,252)
Other (Expense) Income        (685)        (8,852)              -         (9,537)
Change in Accounting
  Principle                    560          3,530               -          4,090
                         ---------      ---------      ----------      ---------
 Net Income              $   2,847      $  10,433      $        -      $  13,280
                         =========      =========      ==========      =========

     At June 30, 2003, current liabilities payable to the Company by the guarantor subsidiaries totaled approximately $20.8 million. For the three months ended June 30, 2002 and 2003, depreciation, depletion and amortization included in the guarantor subsidiaries operating costs were approximately $2.9 million and $1.6 million, respectively.

6.   ASSET RETIREMENT OBLIGATIONS:

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No.143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method and the liability should be accreted to its face amount. The Company adopted SFAS No. 143 on January 1, 2003. The primary impact of this standard relates to oil and gas wells which the Company has a legal obligation to plug and abandon. Prior to SFAS No. 143, the Company had not recorded an obligation for these plugging and abandonment costs due to its assumption that the salvage value of the surface equipment would substantially offset the cost of dismantling the facilities and carrying out the necessary clean up and reclamation activities. The adoption of SFAS No. 143 on January 1, 2003, resulted in a net increase to Property and Equipment and Asset Retirement Obligations of approximately $39.3 million and $35.2 million, respectively, as a result of the Company separately accounting for salvage values and recording the estimated fair value of its plugging and abandonment obligations on the balance sheet. The impact of adopting SFAS No. 143 has been accounted for through a cumulative effect of change in accounting principle adjustment that amounted to a $4.1 million increase to net income recorded on January 1, 2003. The increase in expense resulting from the accretion of the asset retirement obligations and the depreciation of the additional capitalized well costs is expected to be substantially offset by the decrease in depreciation from the Company's consideration of the estimated salvage values of the assets.

     The following table describes on a pro forma basis the Company's asset retirement liability as if SFAS No. 143 had been adopted on January 1, 2002.


                                                        2002        2003
                                                        ----        ----
Asset retirement obligation liability at January 1,   $ 33,495    $ 35,173
Asset retirement obligation accretion expense              670         709
Plus:  Additions for new assets                            812       1,245
Less: Plugging costs and sold assets                      (290)       (720)
                                                      --------    --------
 Asset Retirement Obligation liability at June 30,    $ 34,687    $ 36,407
                                                      ========    ========

     The following table describes the pro forma effect on net income and earnings per share for the three and six months ended June 30, 2002, as if SFAS No. 143 had been adopted in January 1, 2002.


                                                           Three Months    Six Months
                                                          Ended June 30,  Ended June 30,
                                                               2002            2002
                                                               ----            ----
Net income - as reported                                   $    4,092      $   1,566
Less: Asset retirement obligation accretion expense              (335)          (670)
Plus: Reduction in depreciation expense on salvage value        1,220          2,440
                                                           ----------      ---------
Net income - pro forma                                     $    4,977      $   3,336
                                                           ==========      =========

Earnings per share:
As reported
 Basic                                                     $       0.28    $       0.11
 Diluted                                                   $       0.28    $       0.11

Pro Forma
 Basic                                                     $       0.35    $       0.23
 Diluted                                                   $       0.35    $       0.23


7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. Interpretation No. 45 is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted this new interpretation effective January 1, 2003 and the adoption of this new interpretation did not have a material impact on its consolidated financial position or results of operations.


     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." Interpretation No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.

     Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is currently evaluating the effect of the issuance of Interpretation No. 46; however, the Company does not believe that the impact of adoption of Interpretation No. 46 will be material to its consolidated financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying hedged risk to conform to language used in FASB Interpretation No. 45 and amends certain other existing pronouncements. This statement, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted this new standard effective July 1, 2003 and the adoption of this new standard is not expected to have a material impact on its consolidated financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of this statement apply to an issuer's classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. This statement does not apply to features that are embedded in a financial instrument that are not a derivative in its entirety. This statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this new standard effective July 1, 2003 and the adoption of this new standard is not expected to have a material impact on its consolidated financial position or results of operations.

8.   SUBSEQUENT EVENTS:

ACQUISITIONS AND FINANCING

     CGI acquired the Carmen Gathering System located in western Oklahoma for $15.0 million with an effective date of August 1, 2003. After various adjustments and other reductions contained in the purchase and sale agreement, the net cost to CGI was $12.0 million. The system consists of 290 miles of pipeline connected to approximately 200 wells. The gas gathered by this system is currently being processed by CGI at its Eagle Chief Plant. The purchase was financed through our credit facility.

HEDGES

     Section 5.35 "Required Hedging Transaction" in the first amendment to the revolving credit agreement requires us to have 30% of our production hedged on a rolling six-month term. To satisfy this requirement, we have established costless collars from August 2003 thru January 2004 with a floor of $22.00 and an average ceiling of $35.57.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

OVERVIEW

     The following table sets forth certain information regarding our production volumes, oil and gas sales, average sales prices received and expenses for the periods indicated:

                                                                For the Three Months                     For the Six Months
                                                                  Ended June 30,                           Ended June 30,
                                                                  --------------                           --------------
                                                             2002               2003                 2002                 2003
                                                             ----               ----                 ----                 ----
NET PRODUCTION:
 Oil (MBbl)                                                   949                882                1,884                1,789
 Gas (MMcf)                                                 2,213              2,589                4,507                4,957
 Oil equivalent (MBoe)                                      1,319              1,314                2,638                2,615

OIL AND GAS SALES (dollars in thousands)
 Oil sales, excluding hedges                            $  22,983          $  23,409            $  41,320            $  51,524
 Hedges                                                      (769)            (1,328)                (709)              (6,054)
                                                        ---------          ---------            ---------            ---------
  Total oil sales, including hedges                        22,214             22,081               40,611               45,470
 Gas sales                                                  5,503             11,266                9,835               23,599
                                                        ---------          ---------            ---------            ---------
  Total oil and gas sales                               $  27,717          $  33,347            $  50,446            $  69,069
                                                        =========          =========            =========            =========
AVERAGE SALES PRICE:
 Oil, excluding hedges (dollar per barrel)              $  24.23           $  26.54             $  21.93             $  28.81
 Oil, including hedges (dollar per barrel)              $  23.42           $  25.04             $  21.55             $  25.42
 Gas (dollar per Mcf)                                   $   2.49           $   4.35             $   2.18             $   4.76
 Oil equivalent, excluding hedges (dollar per Boe)      $  21.60           $  26.40             $  19.39             $  28.72
 Oil equivalent, including hedges (dollar per Boe)      $  21.02           $  25.39             $  19.12             $  26.41

EXPENSES (dollars per Boe):
 Production expenses (including taxes)                  $   7.10           $   9.10             $   6.59             $   8.89
 General and administrative                             $   1.91           $   2.17             $   2.01             $   2.18
 DD&A (on oil and gas properties)                       $   5.06           $   5.26             $   5.32             $   5.82

THREE MONTHS ENDED JUNE 30, 2003, COMPARED TO THREE MONTHS ENDED JUNE 30, 2002.

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

RESULTS OF OPERATIONS

REVENUES

GENERAL

     Our revenues increased $15.8 million, or 21%, to $92,8 million during the three months ended June 30, 2003, from $77.0 million during the comparable period in 2002. The increase is attributable to higher oil and gas prices and gathering, marketing and processing revenues in the second quarter of 2003 compared to the second quarter of 2002.

OIL AND GAS SALES

     Our oil and gas sales revenue for the three months ended June 30, 2003, increased $5.6 million, or 20%, to $33.3 million from $27.7 million during the comparable period in 2002. Oil sales revenue decreased $0.1 million to $22.1 million for the three months of 2003 from $22.2 million in 2002. Oil production decreased by 67 MBbls to 882 MBbls, or 7%, for the three months ended June 30, 2003 from 949 MBbls for the comparable period in 2002. The oil production decrease of 67 MBbls includes 30 MBbls as the result of converting producing wells into injection wells in the Cedar Hills Field. Oil prices, including hedging, increased $1.62 Bbl to an average of $25.04 Bbl, or 7%, during the three months ended June 30, 2003, from $23.42 Bbl, for the comparable 2002 period. Gas sales revenue increased $5.7 million, or 104%, to $11.2 million for the three-month period in 2003 compared to $5.5 million in 2002. Gas production for the period increased 376 MMcf, or 17%, to 2,589 MMcf from 2,213 MMcf in 2002. The increase in gas sales revenues is primarily attributable to higher gas prices that averaged $4.35 Mcf in the second quarter of 2003 compared to $2.49 Mcf in the second quarter of 2002, or an increase of $1.86 per Mcf, or 75%.

CRUDE OIL MARKETING

     Since May 2002, we have had third party contracts to purchase and resell only our own production. We will continue to repurchase our production from the Rocky Mountain area and resell equivalent barrels in Oklahoma to take advantage of better pricing and to reduce our credit exposure from sales to our first purchaser. We present sales and purchases of our production from the Rocky Mountain area as crude oil marketing income and crude oil marketing expense, respectively.

     During the three month period ended June 30, 2003, we recognized revenues of $39.8 million in crude oil marketing income compared to $38.4 million for the three-month period ended June 30, 2002. This increase resulted from an increase in oil prices.

     DERIVATIVE

     We have fixed price physical delivery contracts in place to deliver approximately 93,000 barrels of our forecasted crude oil production per month through December 2003 at an average price of $24.66 per barrel. These contracts are considered to be in the normal course of business and have been designated as such, thus the contracts are not accounted for as derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Revenues from these firm commitments are recognized as production occurs.

     In addition to the above contracts, we also have a crude oil derivative contract in place at June 30, 2003, which is being marked to market under SFAS No. 133 with changes in fair value being recorded in earnings as such contract does not qualify for special hedge accounting nor does such contract meet the criteria to be considered in the normal course of business. This contract provides for a fixed price of $24.25 per barrel on 30,000 barrels of crude oil per month through December 2003 when market prices exceed $19.00 per barrel. When market prices fall below $19.00, we receive the market price. During the three month period ended June 30, 2003, we recorded a gain of $104,000 in change in derivative fair value to reflect the mark-to-market valuation at June 30, 2003.

GATHERING, MARKETING AND PROCESSING

     Our gathering, marketing and processing revenue in the second quarter of 2003 was $17.1 million, an increase of $8.1 million, or 90%, from $9.0 million in the same period in 2002. This increase in revenue during the second quarter was attributable to greater volumes processed and higher natural gas and liquids prices.

OIL AND GAS SERVICE OPERATIONS

     Our oil and gas service operations for the three months ended June 30, 2003, was $2.4 million, an increase of $0.6 million, or 31%, from $1.8 million for the three months ended June 30, 2002. The increase was primarily due to an increase in reclaimed oil income of $0.3 million due to higher prices and rental income of $0.4 million offset by various small expenses.

COSTS AND EXPENSES

PRODUCTION EXPENSES AND TAXES

     Our production expenses, including taxes, were $12.0 million for the three months ended June 30, 2003, an increase of $2.6 million, or 28%, over the 2002 expense of $9.4 million. Production taxes increased $0.4 million due to higher oil and gas prices in 2003 and energy costs increased $1.1 million due to higher utility costs in 2003. The balance of the increase was due to higher labor costs and an increase in workover and other expenses.

EXPLORATION EXPENSES

     For the three months ended June 30, 2003, our exploration expenses increased $1.7 million, or 192%, to $2.6 million from $0.9 million during the comparable period of 2002. The increase was mainly due to an increase in dry hole costs and other expenses.

CRUDE OIL MARKETING

     For the three months ended June 30, 2003, we recognized an expense of $39.4 million, an increase of $1.2 million, or 3% compared to $38.2 million for the three months ended June 30, 2002. Although marketed volumes decreased, higher oil prices resulted in the increased revenue in 2003.

GATHERING, MARKETING, AND PROCESSING

     During the three months ended June 30, 2003, we incurred gathering, marketing and processing expenses of $15.8 million, representing an $8.0 million, or 101%, increase from $7.8 million incurred in the second quarter of 2002 due to greater volumes processed and higher natural gas and liquids prices on natural gas we purchased for resale.

OIL AND GAS SERVICE OPERATIONS

     During the three months ended June 30, 2003, we incurred oil and gas service operations expense of $1.9 million, a $0.5 million, or 42%, increase over the $1.4 million for the comparable period in 2002. The increase was due to the increased cost of purchasing and treating reclaimed oil for resale.

DEPRECIATION, DEPLETION AND AMORTIZATION OF OIL AND GAS PROPERTIES ("DD&A")

     For the three months ended June 30, 2003, DD&A of our oil and gas properties increased $0.2 million, or 4%, to $6.9 million from $6.7 million for the comparable period in 2002. In the second quarter of 2003, Our DD&A expense on oil and gas properties was calculated at $5.26 per BOE compared to $5.06 per BOE for the second quarter of 2002. The adoption of SFAS No. 143 on January 1, 2003, has decreased our DD&A $0.5 million offset by an increase in DD&A rates.

DEPRECIATION, DEPLETION AND AMORTIZATION OF OTHER ASSETS ("DD&A")

     For the three months ended June 30, 2003, DD&A of our other assets increased $0.2 million, or 19%, to $1.2 million from $1.0 million for the comparable period in 2002.

PROPERTY IMPAIRMENTS

     For the three months ended June 30, 2003, our property impairments expense increased $.9 million, or 221%, to $1.3 million from $0.4 million for the same period in 2002. The increase was due to an increase in reserves for impairment.

ASSET RETIREMENT ACCRETION

     For the three months ended June 30, 2003, our asset retirement accretion was $0.4 million due to the adoption of SFAS No. 143 on January 1, 2003.

GENERAL AND ADMINISTRATIVE ("G&A")

     For the three months ended June 30, 2003, our G&A expense was $2.9 million, an increase of $0.4 million, or 13%, from $2.5 million for the three months ended June 30, 2002. Our G&A expense per BOE for the second quarter of 2003 was $2.17 compared to $1.91 for the second quarter of 2002.

INTEREST EXPENSE

     For the three months ended June 30, 2003, our interest expense was $5.0 million, an increase of $0.3 million, or 6%, from $4.7 million for the three months ended June 30, 2002. This increase was due to additional interest paid on our credit facility due to higher average debt balances outstanding.

NET INCOME

     For the three months ended June 30, 2003, our net income was $3.8 million, a decrease of $0.3 million from $4.1 million for the comparable period in 2002.

SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO SIX MONTHS ENDED JUNE 30, 2002.

REVENUES

GENERAL

     Our revenues increased $25.8 million, or 17%, to $181.0 million during the six months ended June 30, 2003, from $155.2 million during the comparable period in 2002. The increase is attributable to higher oil and gas prices and gathering, marketing and processing revenues at June 30, 2003, compared to June 30, 2002.

OIL AND GAS SALES

     Our oil and gas sales revenue for the six months ended June 30, 2003, increased $18.6 million, or 37%, to $69.1 million from $50.5 million during the comparable period in 2002. Oil sales revenue for the six months of 2003 increased $4.9 million, or 12%, to $45.5 million from $40.6 million in 2002. Oil production decreased by 95 MBbls to 1,789 MBbls, or 5%, for the six months ended June 30, 2003 from 1,884 MBbls for the comparable period in 2002. The oil production decrease of 95 MBbls includes 23 MBbls as a result of converting producing wells into injection wells in the Cedar Hills Field. Oil prices, including hedging, increased $3.87 Bbl to an average of $25.42 Bbl, or 18%, during the six months ended June 30, 2003, from $21.55 Bbl, for the comparable 2002 period. Gas sales revenue increased $13.8 million, or 140%, to $23.6 million for the six-month period in 2003 compared to $9.8 million in 2002. Gas production for the period increased 450 MMcf, or 10%, to 4,957 MMcf from 4,507 MMcf in 2002. The increase in gas sales revenues is primarily attributable to higher gas prices that averaged $4.76 Mcf in the first six months of 2003 compared to $2.18 Mcf in the first six months of 2002, or an increase of $2.58 per Mcf, or 118%.

CRUDE OIL MARKETING

     Since May 2002, we have had third party contracts to purchase and resell only our own production. We will continue to repurchase our production from the Rocky Mountain area and resell equivalent barrels in Oklahoma to take advantage of better pricing and to reduce our credit exposure from sales to our first purchaser. We present sales and purchases of our production from the Rocky Mountain area as crude oil marketing income and crude oil marketing expense, respectively.

     During the six month period ended June 30, 2003, we recognized revenues of $80.3 million in crude oil marketing revenue compared to $87.0 million for the six-month period ended June 30, 2002. This $6.7 million, or 8% decrease in marketing revenue resulted from a reduction in volumes marketed, offset by an increase in oil prices.

     DERIVATIVE

     We have fixed price physical delivery contracts in place to deliver approximately 93,000 barrels of our forecasted crude oil production per month through December 2003 at an average price of $24.66 per barrel. These contracts are considered to be in the normal course of business and have been designated as such, thus the contracts are not accounted for as derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Revenues from these firm commitments are recognized as production occurs

     In addition to the above contracts, we also have a crude oil derivative contract in place at June 30, 2003, which is being marked to market under SFAS No. 133 with changes in fair value being recorded in earnings as such contract does not qualify for special hedge accounting nor does such contract meet the criteria to be considered in the normal course of business. This contract provides for a fixed price of $24.25 per barrel on 30,000 barrels of crude oil per month through December 2003 when market prices exceed $19.00 per barrel. When market prices fall below $19.00, we receive the market price. During the six month period ended June 30, 2003, we recorded a gain of $0.4 million in change in derivative fair value to reflect the mark-to-market valuation at June 30, 2003.

GATHERING, MARKETING AND PROCESSING

     Our gathering, marketing and processing revenue in the first six months of 2003 was $26.9 million, an increase of $10.7 million, or 66%, from $16.2 million in the same period in 2002. This increase in revenue for the 2003 period was attributable to greater volumes processed and higher natural gas and liquids prices.

OIL AND GAS SERVICE OPERATIONS

     Our oil and gas service operations for the six months ended June 30, 2003, was $4.3 million, an increase of $1.5 million, or 52%, from $2.8 million for the six months ended June 30, 2002. The increase was primarily due to an increase in reclaimed oil income of $1.3 million due to higher prices.

COSTS AND EXPENSES

PRODUCTION EXPENSES AND TAXES

     Our production expenses, including taxes, were $23.3 million for the six months ended June 30, 2003, an increase of $5.9 million, or 34%, over the 2002 expense of $17.4 million. Production taxes increased $1.5 million due to higher oil and gas prices in 2003 and energy costs increased $2.3 million due to higher utility costs in 2003. The balance of the increase was due to higher labor costs of $0.6 million and an increase in workover and other expenses of $1.5 million.

EXPLORATION EXPENSES

     For the six months ended June 30, 2003, our exploration expenses increased $1.4 million, or 53%, to $4.1 million from $2.7 million during the comparable period of 2002. The increase was mainly due to an increase in dry hole costs and other expenses.

CRUDE OIL MARKETING

     For the six months ended June 30, 2003, we recognized an expense of $79.9 million, a decrease of $6.4 million, or 8% compared to $86.3 million for the six months ended June 30, 2002. The decrease was due to fewer volumes marketed in 2003.

GATHERING, MARKETING, AND PROCESSING

     During the six months ended June 30, 2003, we incurred gathering, marketing and processing expenses of $24.6 million, representing an $11.4 million, or 86%, increase from $13.2 million incurred in the six months ended June 30, 2002 due to greater volumes processed and higher natural gas and liquids prices on natural gas we purchased for resale.

OIL AND GAS SERVICE OPERATIONS

     During the six months ended June 30, 2003, we incurred oil and gas service operations expense of $3.9 million, an $0.9 million, or 28%, increase over the $3.0 million for the comparable period in 2002. The increase was due to the increased cost of purchasing and treating reclaimed oil for resale.

DEPRECIATION, DEPLETION AND AMORTIZATION OF OIL AND GAS PROPERTIES ("DD&A")

     For the six months ended June 30, 2003, DD&A of our oil and gas properties increased $1.2 million, or 9%, to $15.2 million from $14.0 million for the comparable period in 2002. In the first six months of 2003, our DD&A expense on oil and gas properties was calculated at $5.82 per BOE compared to $5.32 per BOE for the first six months of 2002. The adoption of SFAS No. 143 on January 1, 2003 has decreased our DD&A $1.6 million offset by an increase in DD&A rates.

DEPRECIATION, DEPLETION AND AMORTIZATION OF OTHER ASSETS ("DD&A")

     For the six months ended June 30, 2003, DD&A of our other assets increased $0.3 million, or 16%, to $2.4 million from $2.1 million for the comparable period in 2002.

PROPERTY IMPAIRMENTS

     For the six months ended June 30, 2003, our property impairments expense increased $1.5 million, or 147%, to $2.5 million from $1.0 million for the same period in 2002. The increase was due to an increase in reserves for impairment.

ASSET RETIREMENT ACCRETION

     For the six months ended June 30, 2003, our asset retirement accretion was $0.7 million due to the adoption of SFAS No. 143 on January 1, 2003.

GENERAL AND ADMINISTRATIVE ("G&A")

     For the six months ended June 30, 2003, our G&A expense was $5.7 million, an increase of $0.4 million, or 7%, from $5.3 million for the six months ended June 30, 2002. Our G&A expense per BOE for the six months of 2003 was $2.18 compared to $2.01 for the six months of 2002.

INTEREST EXPENSE

     For the six months ended June 30, 2003, our interest expense was $9.9 million, an increase of $1.1 million or 13%, from $8.8 million in the six months ended June 30, 2002. Our interest expense increased in the 2003 period due to higher average debt balances outstanding.

NET INCOME

     For the six months ended June 30, 2003, our net income was $13.3 million, an increase of $11.7 million or 748%, from $1.6 million for the comparable period in 2002. The adoption of SFAS No. 143 on January 1, 2003 resulted in a cumulative effect adjustment of $4.1 million which increased net income.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS

     Our net cash provided by operating activities for the six months ended June 30, 2003, was $27.7 million, an increase of $12.4 million, or 81% from $15.3 million during the comparable 2002 period. Cash as of June 30, 2003, was $3.7 million, an increase of $1.2 million from the balance of $2.5 million held at December 31, 2002.

DEBT

     Our long-term debt at December 31, 2002, was $244.7 million and at June 30, 2003, $266.5 million. During the quarter ended March 31, 2002, we entered into a Fourth Amended and Restated Credit Agreement in which our syndicated bank group agreed to provide a $175.0 million senior secured revolving credit facility with a current borrowing base of $140.0 million. On June 12, 2003, our borrowing base was increased to $150.0 million. At June 30, 2003, we had $127.2 million in senior subordinated notes, $131.0 million of outstanding debt under this credit facility, and $8.3 million outstanding in capital lease agreements. Subsequent to June 30, 2003 we borrowed an additional $17.4 million on our credit line to purchase the Carmen Gathering System and for other general corporate purposes.

CREDIT FACILITY

     Long-term debt outstanding at June 30, 2003, included $131.0 million of revolving credit debt under our credit facility. The effective rate of interest under the credit facility was 3.7% at June 30, 2003. The credit facility, which matures March 28, 2005, charges interest based on a rate per annum equal to the rate at which eurodollar deposits for one, two, three or six months are offered by the lead bank plus an applicable margin ranging from 150 to 250 basis points or the lead bank's reference rate plus an applicable margin ranging from 25 to 50 basis points. The borrowing base of our credit facility was increased $10.0 million on June 12, 2003, and currently is $150.0 million. The borrowing base is re-determined semi-annually.

CAPITAL EXPENDITURES

     Our 2003 capital expenditures budget, exclusive of acquisitions, has been revised down to $90.4 million, of which $52.6 million is dedicated to our Cedar Hills secondary recovery project. During the six months ended June 30, 2003, we incurred $52.7 million of capital expenditures, exclusive of acquisitions, compared to $45.3 million, exclusive of acquisitions, in the six-month period of 2002. The $52.7 million of capital expenditures includes $21.2 million that was used in the development of the Cedar Hills field. The $7.4 million, or 16% increase was the result of our increased drilling activity in the Rocky Mountain and Gulf Coast regions. We expect to fund the remainder of our 2003 capital budget through cash flow from operations and borrowings under our credit facility.

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

     We had a derivative contract in place at June 30, 2003, which is being marked to market under SFAS No. 133 with changes in fair value being recorded in earnings as such contract does not qualify for special hedge accounting nor does such contract meet the criteria to be considered in the normal course of business. Such contract provides for a fixed price of $24.25 per barrel on 30,000 barrels of crude oil per month through December 2003 when market prices exceed $19.00 per barrel. However, if the average NYMEX spot crude oil price is $19.00 per barrel or less, no payment is required of the counterparty. If NYMEX spot crude oil prices during the month average more than $24.25 per barrel, we pay the excess to the counterparty. As of June 30, 2003, we have recorded a net unrealized gain of $0.4 million.

COMMODITY PRICE EXPOSURE

     The market risk inherent in our market risk sensitive instruments and positions is the potential loss in value arising from adverse changes in our commodity prices. Our management believes that we are well positioned with our mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, we, from time to time, have used derivative hedging and may do so in the future as a means of controlling our exposure to price changes. Most of our purchases are made at either a NYMEX based price or a fixed price. Forward sales contracts that will result in the physical delivery of our production are deemed to be normal course of business sales and are not accounted for as derivatives. As of June 30, 2003, we had the following fixed sales contracts in order to mitigate our price risk exposure on our production:

        Time Period     Barrels per Month     Price per Barrel
        -----------     -----------------     ----------------
       7/03 to 12/03     32,375 to 33,375          $25.08
       7/03 to 12/03          30,000               $24.85
       7/03 to 12/03          30,000               $24.01

     In April 2003, we repurchased two fixed sales contracts from June 2003 through December 2003. The fixed sales contracts were each for 30,000 barrels a month at $25.08/Bbl and $24.01/Bbl. The cost of this transaction will be recorded monthly for seven months at approximately $78,000/month for a total of approximately $546,000.

     Section 5.35 "Required Hedging Transaction" in the first amendment to the revolving credit agreement requires us to have 30% of our production hedged on a rolling six-month term. To satisfy this requirement, we have established costless collars from August 2003 thru January 2004 with a floor of $22.00 and an average ceiling of $35.57.

INTEREST RATE RISK

     Our exposure to changes in interest rates relates primarily to long-term debt obligations. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. The fair value of long-term debt is estimated based on quoted market prices and management's estimate of current rates available for similar issues. The following table itemizes our long-term debt maturities and the weighted-average interest rates by maturity date.

                                                                                                                            2003
     (Dollars in thousands)     2003         2004            2005          2006        Thereafter          Total         Fair Value
---------------------------    -----        -----           -----         -----        ----------          -----         ----------
Fixed rate debt:
 Senior subordinated notes
 Principal amount                   -            -               -             -        $ 127,150        $ 127,150        $ 127,150
 Weighted-average
  Interest rate                10.25%       10.25%          10.25%        10.25%           10.25%           10.25%
------------------------------------------------------------------------------------------------------------------------------------
Variable-rate debt:
 Credit facility
 Principal amount                   -            -       $ 131,000             -                -        $ 131,000        $ 131,000
 Weighted-average
  Interest rate                 3.70%        3.70%           3.70%         3.70%            3.70%            3.70%
------------------------------------------------------------------------------------------------------------------------------------
Variable-rate debt:
 Capital lease agreement
 Principal amount             $ 1,200      $ 2,400       $   2,400       $ 2,400        $   2,355        $ 10,755         $ 10,755
 Weighted-average
  Interest rate                 3.70%        3.70%           3.70%         3.70%            3.70%           3.70%
------------------------------------------------------------------------------------------------------------------------------------


ITEM 4. CONTROLS AND PROCEDURES

     The Securities and Exchange Commission's rules require that registrants maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to maintain ongoing developments in this area.


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a.) EXHIBITS:

                                   DESCRIPTION
                                   -----------

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

4.1.1  Form of Consolidated Revolving Note under the Credit Agreement. [4.4](3)

4.1.2 Second Amended and Restated Credit Agreement among Continental Resources, Inc., Continental Gas, Inc. and Continental Resources of Illinois, Inc., as Borrowers, and MidFirst Bank, dated July 9, 2001. [10.1](5)

4.1.3 Third Amended and Restated Credit Agreement among Continental Resources, Inc., Continental Gas, Inc. and Continental Resources of Illinois, Inc., as Borrowers, and MidFirst Bank, dated January 17, 2002. [4.13](7)

4.1.4 Fourth Amended and Restated Credit Agreement dated March 28, 2002, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB and Fortis Capital Corp. [10.1](8)

4.1.5* First Amendment to the Revolving Credit Agreement dated June 12, 2003, among the Registrant, Union Bank of California, N. A., Guaranty Bank, FSB and Fortis Capital Corp.

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

12.1   Statement re computation of ratio of debt to Adjusted EBITDA. [12.1](9)

12.2   Statement re computation of ratio of earning to fixed charges. [12.2](9)

12.3 Statement re computation of ratio of Adjusted EBITDA to interest expense. [12.3](9)

21.0   Subsidiaries of Registrant. [21](6)

31.1* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

31.2* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

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

                                          Continental Resources, Inc.

Date: August 13, 2003                     By:  ROGER V. CLEMENT
                                               Roger V. Clement
                                               Senior Vice President and
                                               Chief Financial Officer

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

4.1.5  First Amendment to the Revolving Credit  Filed herewith electronically
       Agreement  dated June 12,  2003,  among
       the    Registrant,    Union   Bank   of
       California,  N. A.,  Guaranty Bank, FSB
       and Fortis Capital Corp.

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

21.0   Subsidiaries of Registrant.              Incorporated herein by reference

31.1 Certification Pursuant to Section 302 Filed herewith electronically of the Sarbanes-Oxley Act of 2002 -
       Chief Executive Officer

31.2 Certification Pursuant to Section 302 Filed herewith electronically of the Sarbanes-Oxley Act of 2002 -
       Chief Financial Officer

99.1   Letter to the  Securities  and Exchange  Incorporated herein by reference
       Commission   dated   March  28,   2002,
       regarding the audit of the Registrant's
       financial statements by Arthur Andersen
       LLP.