Form 10-Q
period 2003-09-30
CONTINENTAL RESOURCES INC
filed 2003-11-14
CIK 732834

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from __________to _________

                        Commission File Number: 333-61547

                           CONTINENTAL RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


           Oklahoma                                              73-0767549
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


302 N. Independence, Suite 300, Enid, Oklahoma                       73701
----------------------------------------------                    ----------
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
 Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                              Outstanding as of November 13, 2003
----------------------------                 -----------------------------------
Common Stock, $.01 par value                          14,368,919 shares

                                TABLE OF CONTENTS


                          PART I. Financial Information

ITEM 1.  Financial Statements .................................................4
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations.........................................14
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ..........20
ITEM 4.  Controls and Procedures..............................................21

                           PART II. Other Information

ITEM 1.  Legal Proceedings .................................................. 22
ITEM 2.  Changes in Securities and Use of Proceeds ...........................22
ITEM 3.  Defaults Upon Senior Securities .....................................22
ITEM 4.  Submission of Matters to a Vote of Security Holders .................22
ITEM 5.  Other Information ...................................................22
ITEM 6.  Exhibits and Reports on Form 8-K.....................................22

Signatures....................................................................25

ITEM 1. FINANCIAL STATEMENTS

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                               December 31,       September 30,
                                             ----------------   -----------------
                                                   2002               2003
                                             ----------------   -----------------
CURRENT ASSETS:                                                    (unaudited)
Cash                                         $          2,520   $           2,999
Accounts receivable:
 Oil and gas sales                                     14,756              15,878
 Joint interest and other, net                          7,884              13,552
Inventories                                             6,700               6,934
Prepaid expenses                                          482                 170
Fair value of derivative contracts                        628                 623
                                             -----------------  ------------------
 Total current assets                                  32,970              40,156

PROPERTY AND EQUIPMENT, AT COST:
Oil and gas properties, based on
 successful efforts accounting
 Producing properties                                 488,432             573,617
 Nonproducing leaseholds                               33,781              33,911
Gas gathering and processing facilities                33,113              48,465
Service properties, equipment and other                18,430              19,369
                                             -----------------  ------------------
 Total property and equipment                         573,756             675,362
Less - Accumulated depreciation,
          depletion and amortization                 (205,853)           (211,232)
                                             -----------------  ------------------
 Net property and equipment                           367,903             464,130

OTHER ASSETS:
Debt issuance costs, net                                5,796               4,763
Other assets                                                8                   8
                                             -----------------  ------------------
 Total other assets                                     5,804               4,771
                                             -----------------  ------------------
 Total assets                                $        406,677   $         509,057
                                             =================  ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                                       December 31,   September 30,
                                                      -------------  --------------
                                                           2002          2003
                                                      -------------  -------------
CURRENT LIABILITIES:                                                  (Unaudited)
Accounts payable                                      $     26,665   $     34,025
Current portion of long term debt                            2,400          3,336
Revenues and royalties payable                               5,299          6,893
Accrued liabilities and other                               10,320          7,961
Fair value of derivative contracts                           2,082          1,153
                                                      -------------  -------------
 Total current liabilities                                  46,766         53,368

LONG-TERM DEBT, net of current portion                     244,705        286,875

ASSET RETIREMENT OBLIGATION                                      -         37,257

OTHER NON-CURRENT LIABILITIES                                  125            163

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, no shares issued and outstanding                     -              -
Common stock, $0.01 par value, 20,000,000 shares
authorized, 14,368,919 shares issued and outstanding           144            144
Additional paid-in-capital                                  25,087         25,087
Retained earnings                                           89,850        106,163
                                                      -------------  -------------
 Total stockholders' equity                                115,081        131,394
                                                      -------------  -------------
 Total liabilities and stockholders' equity           $    406,677   $    509,057
                                                      =============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)
                              (Dollars in thousands, except share data)
                                                                    Three Months Ended September 30,
                                                                    --------------------------------
                                                                        2002            2003
                                                                    -------------  -----------------
REVENUES:                                                           (As restated)
Oil and gas sales                                                   $     29,577   $      34,350
Crude oil marketing income                                                33,453          39,698
Change in derivative fair value                                             (757)            519
Gathering, marketing and processing                                        8,319          23,284
Oil and gas service operations                                             1,447           2,291
                                                                    -------------  --------------
 Total revenues                                                           72,039         100,142

OPERATING COSTS AND EXPENSES:
Production expenses                                                        7,424           9,266
Production taxes                                                           2,157           2,551
Exploration expenses                                                       2,498           3,495
Crude oil marketing expenses                                              33,386          39,002
Gathering, marketing and processing                                        7,707          22,075
Oil and gas service operations                                             1,794           2,094
Depreciation, depletion and amortization of oil and gas properties         4,525           8,134
Depreciation and amortization of other property and equipment              1,065           1,224
Property impairments                                                         609           1,309
Asset retirement obligation accretion expense                                  -             346
General and administrative                                                 2,865           2,667
                                                                    -------------  --------------
 Total operating costs and expenses                                       64,030          92,163

OPERATING INCOME                                                           8,009           7,979

OTHER INCOME (EXPENSES):
Interest income                                                               83              26
Interest expense                                                          (4,669)         (5,076)
Other income, net                                                            149              13
Gain on sale of assets                                                        13              90
                                                                    -------------  --------------
 Total other income (expense)                                             (4,424)         (4,947)
                                                                    -------------  --------------

NET INCOME                                                          $      3,585   $       3,032
                                                                    =============  ==============

EARNINGS PER COMMON SHARE:
 Basic                                                              $       0.25   $        0.21
                                                                    =============  ==============
 Diluted                                                            $       0.25   $        0.21
                                                                    =============  ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)
                              (Dollars in thousands, except share data)
                                                                     Nine Months Ended September 30,
                                                                    --------------------------------
                                                                        2002            2003
                                                                    -------------  -----------------
REVENUES:                                                           (As restated)
Oil and gas sales                                                   $      80,023  $     103,419
Crude oil marketing income                                                120,472        120,046
Change in derivative fair value                                            (2,020)           926
Gathering, marketing and processing                                        24,476         50,134
Oil and gas service operations                                              4,287          6,596
                                                                    -------------  --------------
 Total revenues                                                           227,238        281,121

OPERATING COSTS AND EXPENSES:
Production expenses                                                        21,324         27,494
Production taxes                                                            5,644          7,586
Exploration expenses                                                        5,153          7,548
Crude oil marketing expenses                                              119,735        118,878
Gathering, marketing and processing                                        21,192         46,697
Oil and gas service operations                                              4,837          5,987
Depreciation, depletion and amortization of oil and gas properties         18,548         23,350
Depreciation and amortization of other property and equipment               3,120          3,603
Property impairments                                                        1,643          3,861
Asset retirement obligation accretion expense                                   -          1,055
General and administrative                                                  7,918          8,356
                                                                    -------------  --------------
 Total operating costs and expenses                                       209,114        254,415

OPERATING INCOME                                                           18,124         26,706

OTHER INCOME (EXPENSES):
Interest income                                                               250             86
Interest expense                                                          (13,420)       (14,991)
Other income, net                                                             120             63
Gain on sale of assets                                                         77            359
                                                                    -------------  --------------
 Total other income (expense)                                             (12,973)       (14,483)
                                                                    -------------  --------------

NET INCOME BEFORE
CHANGE IN ACCOUNTING PRINCIPLE                                              5,151         12,223
                                                                    -------------  --------------

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                            -          4,090
                                                                    -------------  --------------

NET INCOME                                                          $       5,151  $      16,313
                                                                    =============  ==============
BASIC EARNINGS PER COMMON SHARE:
 Earnings before cumulative effect of accounting change             $        0.36  $        0.85
 Cumulative effect of accounting change                                         -           0.28
                                                                    -------------  --------------
 Basic                                                              $        0.36  $        1.13
                                                                    =============  ==============
DILUTED EARNINGS PER COMMON SHARE:
 Earnings before cumulative effect of accounting change             $        0.36  $        0.85
 Cumulative effect of accounting change                                         -           0.28
                                                                    -------------  --------------
 Diluted                                                            $        0.36  $        1.13
                                                                    =============  ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                             (Unaudited)
                                                                   Nine Months Ended September 30,
                                                                  --------------------------------
      (Dollars in thousands)                                           2002            2003
                                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                              (As restated)
Net income                                                          $    5,151     $     16,313
Adjustments to reconcile net income to net cash
  provided by operating activities
 Depreciation, depletion and amortization                               21,668           26,953

 Accretion of asset retirement obligation                                  -              1,055
 Impairment of properties                                                1,643            3,861
 Change in derivative fair value                                           844             (926)
 Amortization of debt issuance costs                                         -            1,190
 Gain on sale of assets                                                    (77)            (359)
 Change in accounting principle                                              -           (4,090)
 Dry hole costs                                                          4,019            4,834
Cash provided by (used in) changes in assets and liabilities
 Accounts receivable                                                    (1,097)          (6,790)
 Inventories                                                               160             (202)
 Prepaid expenses                                                          170              312
 Accounts payable                                                       (5,125)           7,360
 Revenues and royalties payable                                            950            1,594
 Accrued liabilities and other                                          (2,744)          (2,359)
 Other non-current liabilities                                              28               38
 Other                                                                       1                1
                                                                    ------------   -------------
  Net cash provided by operating activities                             25,591           48,785

CASH FLOWS FROM INVESTING ACTIVITIES:
 Exploration and development                                           (64,774)         (73,462)

 Undeveloped leasehold                                                  (5,035)          (5,963)
 Gas gathering and processing facilities, service
  properties, equipment and other                                       (4,579)         (16,529)
 Purchase of oil and gas properties                                       (655)            (101)
 Proceeds from sale of assets                                              123            4,768
                                                                    ------------   -------------
  Net cash used in investing activities                                (74,920)         (91,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit and other                                 116,830           46,062
Repayment of line of credit and other                                  (69,575)          (2,956)
Debt issuance costs                                                     (2,147)            (125)
                                                                    ------------   -------------
  Net cash provided by financing activities                             45,108           42,981

NET INCREASE (DECREASE) IN CASH                                         (4,221)             479

CASH, beginning of period                                                7,225            2,520
                                                                    ------------   -------------

CASH, end of period                                                 $    3,004     $      2,999
                                                                    ============   =============

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                      $   15,082     $     18,086
 Asset retirement obligation at January 1, 2003                              -           35,173
  Capitalized asset retirement obligation, net at January 1, 2003            -           39,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTINENTAL RESOURCES, INC.  AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   CONTINENTAL RESOURCES, INC.'S FINANCIAL STATEMENTS:

     In the opinion of Continental Resources, Inc. ("CRI" or the "Company") the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2003, the results of operations and cash flows for the three and nine months ended September 30, 2002 and 2003. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements for the interim periods presented do not contain all information required by accounting principles generally accepted in the United States. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2002.

     Certain reclassifications have been made to prior period amounts to conform to the current period presentation. In June 2002, the Emerging Issues Task Force
(EITF) reached a consensus in Issue 02-03 that all gains and losses (realized and unrealized) on energy trading contracts should be shown net in the income statement whether or not such contracts are settled physically. In response to the issuance of this consensus, we netted revenues and expenses of $85.8 million and $85.1 million, respectively in the income statement included in our Form 10-Q for the nine months ended September 30, 2002. Subsequently, in October 2002, the EITF revised the June 2002 consensus requiring that gains and losses on energy trading contracts should be reported net in the income statement until the derivative contract culminates in physical delivery. Once a derivative contract culminates in physical delivery, the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, should be followed to determine the appropriate income statement presentation. We adopted the October 2002 consensus on October 25, 2002. As a result of such adoption, the revenues and expenses previously netted under the June 2002 consensus have been restated and presented gross under the October 2002 consensus as such contracts meet the criteria for gross presentation under EITF 99-19.

2.   ACQUISITIONS:

     On August 1, 2003, Continental Gas, Inc. ("CGI"), a wholly owned subsidiary of CRI, acquired the Carmen Gathering System located in western Oklahoma for $15.0 million. After various adjustments and other reductions in the purchase and sale agreement, the net cost to CGI was $12.0 million. Funding for the acquisition was obtained from borrowings under our revolving credit facility as discussed in Note 3. Revenues and expenses attributable to the Carmen Gathering System were $3.7 million and $3.1 million, respectively, for the period from acquisition to September 30, 2003.

3.   LONG-TERM DEBT:

     Long-term debt as of December 31, 2002, and September 30, 2003, consisted of the following:


                                                December 31,   September 30,
(Dollars in thousands)                             2002            2003
                                                ------------   ------------
10.25% Senior Subordinated Notes due Aug. 2008  $    127,150   $    127,150
Credit Agreement                                     108,000        148,400
Capital Lease Agreement                               11,955         14,661
                                                ------------   ------------
Outstanding Debt                                     247,105        290,211
Less Current Portion                                   2,400          3,336
                                                ------------   ------------
Total Long-Term Debt                            $    244,705   $    286,875
                                                ============   ============

     During the quarter ended March 31, 2002, the Company executed a Fourth Amended and Restated Credit Agreement in which a group of lenders agreed to provide a $175.0 million senior secured revolving credit facility with a borrowing base of $140.0 million. On June 12, 2003, the Company executed the First Amendment to the Credit Agreement and increased the borrowing base to $150.0 million. Borrowings under the credit facility are secured by liens on all oil and gas properties and associated assets of the Company. Borrowings under the credit facility bear interest, payable quarterly, at (a) a rate per annum equal to the rate at which eurodollar deposits for one, two, three or nine months are offered by the lead bank plus a margin ranging from 150 to 250 basis points, or (b) at the lead bank's reference rate plus an applicable margin ranging from 25 to 50 basis points. The credit facility matures on March 28, 2005. As of September 30, 2003, the Company had $148.4 million outstanding debt on its line of credit and the effective rate of interest was 3.4%. The outstanding balance at September 30, 2003, includes $12.0 million used for the
Carmen  Gathering  System   acquisition.

     Subsequent to September 30, 2003, Continental Gas, Inc. ("CGI"), a wholly owned subsidiary of the Company, closed on a new $35.0 million secured credit facility consisting of a senior secured term loan facility of up to $25.0 million, and a senior secured revolving credit facility of up to $10.0 million. The initial advance under the term loan facility was $17.0 million, which was paid to CRI to reduce CRI's outstanding balance at its credit facility. No funds were initially advanced under the revolving loan facility. Advances under either facility can be made, at the borrower's election, as reference rate loans or LIBOR loans and, with respect to LIBOR loans, for interest periods of one, two, three or six months. Interest is payable on reference rate loans monthly and on LIBOR loans at the end of the applicable interest period. The principal amount of the term loan facility is to be amortized on a quarterly basis through June 30, 2006, the final payment being due September 30, 2006. The amount available under the revolving loan facility may be borrowed, repaid and reborrowed until maturity on September 30, 2006. Interest on reference rate loans is calculated with reference to a rate equal to the higher of the reference rate of Union Bank of California, N.A. or the federal funds rate plus 0.5%. Interest on LIBOR loans is calculated with reference to the London interbank offered interest rate. Interest accrues at the reference rate or the LIBOR rate, as applicable, plus the applicable margin. The applicable margin is based on the then current senior debt to EBITDA ratio. The credit agreement contains certain covenants and requires certain quarterly mandatory prepayments of 75% of excess cash flow. The credit facility is secured by a pledge of all the assets of CGI.

     On October 22, 2003, the Company executed the Second Amendment to the Credit Agreement and deleted CGI as a guarantor of the Company's obligations under the Credit Agreement. The borrowing base under the Second Amendment to the Credit Agreement was revised to $145.0 million and the outstanding balance was reduced by the $17.0 million funded to CGI.

     The Company's line of credit agreement contains certain negative financial reporting covenants. The Company was not in compliance with the covenant that requires the Company to maintain a minimum current ratio of 1.0:1. However, on a pro-forma basis giving the effects of the Second Amended Credit Agreement, the Company was in compliance. The Company received a waiver for non-compliance from the bank group.

4.   CRUDE OIL MARKETING:

     Prior to May 2002, the Company conducted crude oil trading activities, exclusive of its own production. Such activity was discontinued in May 2002. Since May 2002, the Company has entered into third party contracts to purchase and resell only its own physical production. The Company will continue to repurchase its physical production from the Rocky Mountain area and resell equivalent barrels in Oklahoma to take advantage of better pricing and to reduce its credit exposure from sales to its first purchaser. The Company presents sales and purchases of its production from the Rocky Mountain area as crude oil marketing income and crude oil marketing expense, respectively. During the nine months ended September 30, 2002, the Company recognized revenues from the sale of crude oil of $120.5 million and expenses for the purchase of crude oil of $119.7 million (including revenues of $85.8 million and expenses of $85.1 million related to crude oil trading activities discontinued as of May 2002) resulting in a gain from crude oil marketing activities for the nine month period of $0.7 million.

5.   EARNINGS PER SHARE:

     Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if dilutive stock options were exercised, using the treasury stock method of calculation. The weighted-average number of shares used to compute basic earnings per common share was 14,368,919 for the three and nine months ended 2002 and 2003. The weighted-average number of shares used to compute diluted earnings per share was 14,416,469 for the three and nine months ended September 30, 2003 and 14,393,132 for the three and nine months ended September 30, 2002.

6.   GUARANTOR SUBSIDIARIES:

     The Company's wholly owned subsidiaries, Continental Gas, Inc. (CGI), Continental Resources of Illinois, Inc. (CRII), and Continental Crude Co. (CCC), have guaranteed the Company's outstanding Senior Subordinated Notes and its bank credit facility. The following is a summary of the condensed consolidating financial information of CGI and CRII as of December 31, 2002, and September 30, 2003, and for the three-month and nine-month periods ended September 30, 2002, and 2003.

                                      Condensed Consolidating Balance Sheet
                                             As of December 31, 2002
---------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                 Guarantor
                                                     Subsidiaries      Parent      Eliminations   Consolidated
---------------------------------------------------  -------------  -------------  -------------  -------------
Current Assets                                       $      6,524   $     49,308   $    (22,862)  $     32,970
Property and Equipment                                     42,664        325,239              -        367,903
Other Assets                                                    7          5,811            (14)         5,804
                                                     ----------------------------  -------------  -------------
 Total Assets                                        $     49,195   $    380,358   $    (22,876)  $    406,677

Current Liabilities                                  $     11,442   $     42,258   $     (6,934)        46,766
Long-Term Debt                                             15,928        244,705        (15,928)       244,705
Other Liabilities                                               -            125              -            125
Stockholders' Equity                                       21,825         93,270            (14)       115,081
                                                     ----------------------------   -------------  ------------
 Total Liabilities and
 Stockholders' Equity                                $     49,195   $    380,358   $    (22,876)  $    406,677
                                                     =============  =============  =============  =============

                                            As of September 30, 2003
---------------------------------------------------------------------------------------------------------------
                                                       Guarantor
                                                     Subsidiaries      Parent      Eliminations   Consolidated
---------------------------------------------------  -------------  -------------  -------------  -------------
Current Assets                                       $     10,450   $     62,369   $     32,663)  $     40,156
Property and Equipment                                     59,417        404,713              -        464,130
Other Assets                                                    7          4,778            (14)         4,771
                                                     ----------------------------  -------------  -------------
 Total Assets                                        $     69,874   $    471,860   $    (32,677)  $    509,057

Current Liabilities                                  $     15,126   $     45,053   $     (6,811)  $     53,368
Long-Term Debt                                             25,852        286,875        (25,852)       286,875
Other Liabilities                                           4,147         33,273              -         37,420
Stockholders' Equity                                       24,749        106,659            (14)       131,394
                                                     -------------------------------------------  -------------
 Total Liabilities and
 Stockholders' Equity                                $     69,874   $    471,860   $    (32,677)  $    509,057
                                                     =============  =============  =============  =============

                                    Condensed Consolidating Income Statements
                                  For the Three Months Ended September 30, 2002
---------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                 Guarantor
                                                     Subsidiaries      Parent      Eliminations   Consolidated
---------------------------------------------------  -------------  -------------  -------------  -------------
Total Revenue                                        $     11,828   $     60,191   $         20   $     72,039
Operating Expenses                                        (10,793)       (53,217)           (20)       (64,030)
Other Income (Expenses)                                      (399)        (4,025)             -         (4,424)
                                                     -------------  -------------  -------------  -------------
 Net Income                                          $        636   $      2,949   $          -   $      3,585
                                                     =============  =============  =============  =============

                                  For the Three Months Ended September 30, 2003
---------------------------------------------------------------------------------------------------------------
                                                       Guarantor
                                                     Subsidiaries      Parent      Eliminations   Consolidated
---------------------------------------------------  ----------------------------------------------------------
Total Revenue                                        $     26,565   $    73,700    $       (123)  $    100,142
Operating Expenses                                        (26,020)      (66,266)            123        (92,163)
Other Income (Expenses)                                      (468)       (4,479)              -         (4,947)
                                                     -------------  -------------  -------------  -------------
 Net Income                                          $         77   $     2,955    $          -   $      3,032
                                                     =============  =============  =============  =============

                                    Condensed Consolidating Income Statements
                                  For the Nine Months Ended September 30, 2002
---------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                 Guarantor
                                                     Subsidiaries      Parent      Eliminations   Consolidated
---------------------------------------------------  -------------  -------------  -------------  -------------
Total Revenue                                        $     35,458   $    192,640   $       (860)  $    227,238
Operating Expenses                                        (31,776)      (178,198)           860       (209,114)
Other Income (Expenses)                                    (1,259)       (11,714)             -        (12,973)
                                                     -------------  -------------  -------------  -------------
 Net Income                                          $      2,423   $      2,728   $          -   $      5,151
                                                     =============  =============  =============  =============

                                  For the Nine Months Ended September 30, 2003
---------------------------------------------------------------------------------------------------------------
                                                       Guarantor
                                                     Subsidiaries      Parent      Eliminations   Consolidated
---------------------------------------------------  -------------  -------------  -------------  -------------
Total Revenue                                        $     61,991   $    220,763    $    (1,633)  $    281,121
Operating Expenses                                        (58,474)      (197,574)         1,633       (254,415)
Other Income (Expenses)                                    (1,153)       (13,330)             -        (14,483)
Cumulative Effect of Change in Accounting Principle           560          3,530              -          4,090
                                                     -------------  ------------   -------------  -------------
 Net Income                                          $      2,924   $    13,389    $          -   $     16,313
                                                     =============  =============  =============  =============

                                   Condensed Consolidated Cash Flow Statements
                                  For the Nine Months Ended September 30, 2002
---------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                 Guarantor
                                                     Subsidiaries      Parent      Eliminations   Consolidated
---------------------------------------------------  -------------  -------------  -------------  -------------
Cash Flow From Operating Activities                  $      7,759   $     40,456   $    (22,624)  $     25,591
Cash Flow From Investing Activities                        (5,066)       (69,854)             -        (74,920)
Cash Flow From Financing Activities                        (2,924)        48,032              -         45,108
                                                     -------------  -------------  -------------  -------------
Net Increase (Decrease) in Cash                              (231)        18,634        (22,624)        (4,221)
Cash at Beginning of Period                                   707          6,518              -          7,225
                                                     -------------  -------------  -------------  -------------
Cash at End of Period                                $        476   $     25,152   $    (22,624)  $      3,004

                                  For the Nine Months Ended September 30, 2003
---------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                 Guarantor
                                                     Subsidiaries      Parent      Eliminations   Consolidated
---------------------------------------------------  -------------  -------------  -------------  -------------
Cash Flow From Operating Activities                  $      7,357   $     74,104   $    (32,676)  $     48,785
Cash Flow From Investing Activities                       (16,878)       (74,409)             -        (91,287)
Cash Flow From Financing Activities                         9,924         33,057              -         42,981
                                                     -------------  -------------  -------------  -------------
Net Increase (Decrease) in Cash                               403         32,752        (32,676)           479
Cash at Beginning of Period                                   456          2,064              -          2,520
                                                     -------------  -------------  -------------  -------------
Cash at End of Period                                $        859    $    34,816   $    (32,676)  $      2,999

     At September 30, 2003, current and long-term liabilities payable to the Company by the guarantor subsidiaries totaled approximately $32.7 million. For the nine months ended September 30, 2002 and 2003, depreciation, depletion and amortization included in the guarantor subsidiaries operating costs were approximately $4.2 million and $4.3 million, respectively.

7.   ASSET RETIREMENT OBLIGATIONS:

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method and the liability should be accreted to its face amount. The Company adopted SFAS No. 143 on January 1, 2003. The primary impact of this standard relates to oil and gas wells that the Company has a legal obligation to plug and abandon. Prior to SFAS No. 143, the Company had not recorded an obligation for these plugging and abandonment costs due to its assumption that the salvage value of the surface equipment would substantially offset the cost of dismantling the facilities and carrying out the necessary clean up and reclamation activities. The adoption of SFAS No. 143 on January 1, 2003, resulted in a net increase to Property and Equipment and Asset Retirement Obligations of approximately $39.3 million and $35.2 million, respectively, as a result of the Company separately accounting for salvage values and recording the estimated fair value of its plugging and abandonment obligations on the balance sheet. The impact of adopting SFAS No. 143 has been accounted for through a cumulative effect of change in accounting principle adjustment that amounted to a $4.1 million increase to net income recorded on January 1, 2003. The increase in expense resulting from the accretion of the asset retirement obligations and the depreciation of the additional capitalized well costs is expected to be substantially offset by the decrease in depreciation from the Company's consideration of the estimated salvage values of the assets.

     The following table describes on a pro forma basis the Company's asset retirement liability as if SFAS No. 143 had been adopted on January 1, 2002.

                                                                 2002            2003
                                                            -------------    -------------
Asset Retirement Obligation liability at January 1,         $     33,495     $     35,173
Asset Retirement Obligation accretion expense                      1,005            1,055
Plus:  Additions for new assets                                    1,478            1,807
Less: Plugging costs and sold assets                                (349)            (777)
                                                            -------------    -------------
 Asset Retirement Obligation liability at September 30,     $     35,629     $     37,258
                                                            =============    =============

     The following table describes the pro forma effect on net income and earnings per share for the three and nine months ended September 30, 2002, as if SFAS No. 143 had been adopted in January 1, 2002.

                                                               Three Months        Nine Months
                                                            Ended September 30, Ended September 30,
                                                                  2002                 2002
                                                           -------------------- -------------------
Net income - as reported                                   $      3,585         $       5,151
Less: Asset retirement obligation accretion expense                (335)               (1,005)
Plus: Reduction in depreciation expense on salvage value          1,220                 2,440
                                                           -------------        --------------
Net income - pro forma                                     $      4,470         $       6,586
                                                           =============        ==============

Earnings per share:
As reported
 Basic                                                     $       0.25         $         0.36
 Diluted                                                   $       0.25         $         0.36

Pro Forma
 Basic                                                     $       0.31         $         0.46
 Diluted                                                   $       0.31         $         0.46

8.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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

     Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB issued Interpretation No, 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," in which the FASB agreed to defer, for public companies, the required effective dates to implement Interpretation No. 46 for interests held in a variable interest entity ("VIE") or potential VIE that was created before February 1, 2003. For calendar year-end public companies, the deferral effectively moves the required effective date from July 1, 2003 to December 31, 2003. As a result of Interpretation No. 46-6, public entity need not apply the provisions of Interpretation No. 46 to an interest held in a VIE or potential VIE until the end of the first interim or annual period ending after December 15, 2003, if the VIE was created before February 1, 2003, and the public entity has not issued financial statements reporting that VIE in accordance with Interpretation No. 46, other than in the disclosures required by Interpretation No. 46. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is currently evaluating the effect of the issuance of Interpretation No. 46; however, the Company does not believe that the impact of adoption of Interpretation No. 46 will be material to its consolidated financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying hedged risk to conform to language used in FASB Interpretation No. 45 and amends certain other existing pronouncements. This statement, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted this new standard effective July 1, 2003 and the adoption of this new standard did not have a material impact on its consolidated financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of this statement apply to an issuer's classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. This statement does not apply to features that are embedded in a financial instrument that are not a derivative in its entirety. This statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, with the exception of the application of such statement to limited life subsidiaries. The FASB has deferred the application of SFAS No. 150 to limited life subsidiaries indefinitely. The Company adopted this new standard effective July 1, 2003, and the adoption of this new standard did not have a material impact on its consolidated financial position or results of operations.

9.   SUBSEQUENT EVENTS:

FINANCING

     On October 22, 2003, CGI closed on a new $35.0 million secured credit facility consisting of a senior secured term loan facility of up to $25.0 million, and a senior secured revolving credit facility of up to $10.0 million. The credit facility is secured by a pledge of all the assets of CGI. The initial advance under the term loan facility was $17.0 million, which was paid to CRI to reduce CRI's outstanding balance at its credit facility. (See Note 2 LONG-TERM
DEBT)

     On October 22, 2003, the Company executed the Second Amendment to the Credit Agreement and deleted CGI as a guarantor of the Company's obligations under the Credit Agreement. CGI paid CRI $17.0 million, which reduced the outstanding balance at its credit facility. The borrowing base under the Second Amendment to the Credit Agreement was revised to $145.0 million. (See Note 2 LONG-TERM DEBT)

HEDGES

     The Second Amendment to the Credit Agreement requires that the Company have 50% of its production hedged on a rolling six- month term. The Company has established costless collars from October 2003 thru March 2004 with a floor price of $22.00 and an average ceiling price of $35.00. Such contracts are being accounted for as cash flow hedges.

     In order to mitigate price risk exposure on production, CGI has forward sales contracts in place that will result in the physical delivery of production and qualify as being in the normal course of business sales and are not accounted for as derivatives. As of September 30, 2003, CGI has 50,000 MMBTU per month hedged from January 2004 to December 2007 at an average price of $4.579 per MMBTU. These hedges account for 9% of the total delivery point volumes and 4% of overall company throughput.

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

OVERVIEW

     The following table sets forth certain information regarding our production volumes, oil and gas sales, average sales prices received and expenses for the periods indicated:

                                                         For the Three Months              For the Nine Months
                                                         Ended September 30,               Ended September 30,
                                                     ------------------------------    -----------------------------
                                                             2002            2003              2002           2003
                                                     ------------------------------    -----------------------------
NET PRODUCTION:
 Oil (MBbl)                                                    985             854             2,869           2,645
 Gas (MMcf)                                                  2,489           2,537             7,014           7,496
 Oil equivalent (MBoe)                                       1,400           1,277             4,038           3,894

OIL AND GAS SALES (dollars in thousands)
 Oil sales, excluding hedges                         $      25,561   $      23,920     $      66,881   $      76,694
 Hedges                                                     (2,033)         (1,293)           (2,742)         (8,597)
                                                     --------------  --------------    --------------  --------------
  Total oil sales, including hedges                         23,528          22,627            64,139          68,097
 Gas sales                                                   6,049          11,723            15,884          35,322
                                                     --------------  --------------    ------------------------------
  Total oil and gas sales                            $      29,577   $      34,350     $      80,023   $     103,419
                                                     ==============  ==============    ==============  ==============

AVERAGE SALES PRICE:
 Oil, excluding hedges (dollar per barrel)           $       25.96   $       28.02     $       23.31   $       29.00
 Oil, including hedges (dollar per barrel)           $       23.90   $       26.51     $       22.36   $       25.75
 Gas (dollar per Mcf)                                $        2.43   $        4.62     $        2.27   $        4.71
 Oil equivalent, excluding hedges (dollar per Boe)   $       22.58   $       27.92     $       20.50   $       28.77
 Oil equivalent, including hedges (dollar per Boe)   $       21.13   $       26.91     $       19.82   $       26.56


EXPENSES (dollars per Boe):
 Production expenses (including taxes)               $        6.84   $        9.26     $        6.68   $        9.01
 General and administrative                          $        2.23   $        2.09     $        1.96   $        2.15
 DD&A (on oil and gas properties)                    $        3.23   $        6.37     $        4.59   $        6.00

THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002.

OVERVIEW

     The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this report. Our operating results for the periods discussed may not be indicative of future performance. In the text below, financial statement numbers have been rounded; however, the percentage changes are based on amounts that have not been rounded.

RESULTS OF OPERATIONS

REVENUES

GENERAL

     Our revenues increased $28.1 million, or 39%, to $100.1 million during the three months ended September 30, 2003, from $72.0 million during the comparable period in 2002. The increase is primarily attributable to higher oil and gas prices and higher gathering, marketing and processing revenues in the third quarter of 2003 compared to the third quarter of 2002.

OIL AND GAS SALES

     Our oil and gas sales revenue for the three months ended September 30, 2003, increased $4.8 million, or 16%, to $34.4 million from $29.6 million during the comparable period in 2002. Oil sales revenue decreased $0.9 million, or 4%, to $22.6 million for the three months of 2003 from $23.5 million in 2002. Oil production decreased by 131 MBbls to 854 MBbls, or 13%, for the three months ended September 30, 2003, from 985 MBbls for the comparable period in 2002. The oil production decrease of 131 MBbls includes 86 MBbls as the result of converting producing wells into injection wells in the Cedar Hills Field. Oil prices, including hedging, increased $2.61 Bbl to an average of $26.51 Bbl, or 11%, during the three months ended September 30, 2003, from $23.90 Bbl, for the comparable 2002 period. Gas sales revenue increased $5.7 million, or 94%, to $11.7 million for the three-month period in 2003 compared to $6.0 million in 2002. Gas production for the period increased 48 MMcf, or 2%, to 2,537 MMcf from 2,489 MMcf in 2002. The increase in gas sales revenues is primarily attributable to higher gas prices that averaged $4.62 Mcf in the third quarter of 2003 compared to $2.43 Mcf in the third quarter of 2002, or an increase of $2.19 per Mcf, or 90%.

CRUDE OIL MARKETING

     Since May 2002, we have had third party contracts to purchase and resell only our own production. We will continue to repurchase our production from the Rocky Mountain area and resell equivalent barrels in Oklahoma to take advantage of better pricing and to reduce our credit exposure from sales to our first purchaser. We present sales and purchases of our production from the Rocky Mountain area on a gross basis as crude oil marketing income and crude oil marketing expense, respectively.

     During the three month period ended September 30, 2003, we recognized revenues of $39.7 million in crude oil marketing income compared to $33.5 million for the three-month period ended September 30, 2002. This increase resulted from an increase in oil prices.

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

     In addition to the above contracts, at September 30, 2003, we also had in place a crude oil derivative contract that is being marked to market under SFAS No. 133 with changes in fair value being recorded in earnings as such contract does not qualify for special hedge accounting nor does such contract meet the criteria to be considered in the normal course of business. This contract provides for a fixed price of $24.25 per barrel on 30,000 barrels of crude oil per month through December 2003 when market prices exceed $19.00 per barrel. When market prices fall below $19.00, we receive the market price. During the three month period ended September 30, 2003, we recorded a gain of $0.5 million in change in derivative fair value to reflect the mark-to-market valuation at September 30, 2003.

GATHERING, MARKETING AND PROCESSING

     Our gathering, marketing and processing revenue in the third quarter of 2003 was $23.3 million, an increase of $15.0 million, or 180%, from $8.3 million in the same period in 2002. This increase in revenue during the third quarter was attributable to greater volumes processed and higher natural gas and liquids prices. The acquisition of the Carmen Gathering System, effective August 1, 2003, attributed $3.7 million to revenues in the third quarter of 2003.

OIL AND GAS SERVICE OPERATIONS

     Our oil and gas service operations revenue for the three months ended September 30, 2003, was $2.3 million, an increase of $0.9 million, or 58%, from $1.4 million for the three months ended September 30, 2002. The increase was primarily due to an increase in reclaimed oil income of $0.6 million due to higher prices.

COSTS AND EXPENSES

PRODUCTION EXPENSES AND TAXES

     Our production expenses, including taxes, were $11.8 million for the three months ended September 30, 2003, an increase of $2.2 million, or 23%, over the 2002 expense of $9.6 million. Production taxes increased $0.4 million due to higher oil and gas prices in 2003 and energy costs increased $1.5 million due to higher utility costs in 2003 associated with the Cedar Hills Field. The balance of the increase was due to higher labor costs and an increase in workover and other expenses.

EXPLORATION EXPENSES

     For the three months ended September 30, 2003, our exploration expenses increased $1.0 million, or 40%, to $3.5 million from $2.5 million during the comparable period of 2002. The increase was mainly due to an increase in seismic costs of $0.8 million and geological costs of $0.1 million.

CRUDE OIL MARKETING

     For the three months ended September 30, 2003, we recognized an expense of $39.0 million, an increase of $5.6 million, or 17% compared to $33.4 million for the three months ended September 30, 2002. Higher oil prices resulted in the increased cost in 2003.

GATHERING, MARKETING, AND PROCESSING

     During the three months ended September 30, 2003, we incurred gathering, marketing and processing expenses of $22.1 million, representing a $14.4 million, or 187%, an increase from $7.7 million incurred in the third quarter of 2002 due to greater volumes processed and higher natural gas and liquids prices on products we purchased for resale. The acquisition of the Carmen Gathering System , effective August 1, 2003, attributed $3.1 million in expenses in the third quarter of 2003.

OIL AND GAS SERVICE OPERATIONS

     During the three months ended September 30, 2003, we incurred oil and gas service operations expense of $2.1 million, a $0.3 million, or 17%, increase over the $1.8 million for the comparable period in 2002. The increase was due to the increased cost of purchasing and treating reclaimed oil for resale.

DEPRECIATION, DEPLETION AND AMORTIZATION OF OIL AND GAS PROPERTIES ("DD&A")

     For the three months ended September 30, 2003, DD&A of our oil and gas properties increased $3.6 million, or 80%, to $8.1 million from $4.5 million for the comparable period in 2002. In the third quarter of 2003, our DD&A expense on oil and gas properties was calculated at $6.37 per BOE compared to $3.23 per BOE for the third quarter of 2002. The adoption of SFAS No. 143 on January 1, 2003, has decreased our DD&A $0.8 million offset by an increase in DD&A rates for the third quarter of 2003.

DEPRECIATION,  DEPLETION  AND  AMORTIZATION  OF  OTHER  PROPERTY  AND  EQUIPMENT
("DD&A")

     For the three months ended September 30, 2003, DD&A of our other property and equipment increased $0.1 million, or 15%, to $1.2 million from $1.1 million for the comparable period in 2002.

PROPERTY IMPAIRMENTS

     For the three months ended September 30, 2003, our property impairments expense increased $0.7 million, or 115%, to $1.3 million from $0.6 million for the same period in 2002. The increase was due to an increase in reserves for impairment associated with our undeveloped leasehold.

     At September 30, 2003, we had approximately $13.5 million capitalized related to certain proved undeveloped reserves and approximately $3.3 million capitalized related to certain proved non-producing reserves (acid fracs) acquired in 1998. A third party is currently in the process of reviewing the proved undeveloped reserves. The results of the third party review are anticipated in the fourth quarter. No impairments were indicated at September 30, 2003; however, it is possible these costs could be impaired at some future date.

ASSET RETIREMENT ACCRETION

     For the three months ended September 30, 2003, our asset retirement accretion was $0.3 million due to the adoption of SFAS No. 143 on January 1, 2003.

GENERAL AND ADMINISTRATIVE ("G&A")

     For the three months ended September 30, 2003, our G&A expense was $2.7 million, a decrease of $0.2 million, or 7%, from $2.9 million for the three months ended September 30, 2002. Our G&A expense per BOE for the third quarter of 2003 was $2.09 compared to $2.23 for the third quarter of 2002. The decrease in G&A expense is due to more supervision per joint operating agreements being billed out to third parties in the third quarter of 2003 than the third quarter of 2002.

INTEREST EXPENSE

     For the three months ended September 30, 2003, our interest expense was $5.1 million, an increase of $0.4 million, or 9%, from $4.7 million for the three months ended September 30, 2002. This increase was due to additional interest paid on our credit facility due to higher average debt balances outstanding.

NET INCOME

     For the three months ended September 30, 2003, our net income was $3.0 million, a decrease of $0.6 million, or 17%, from $3.6 million for the comparable period in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002.

REVENUES

GENERAL

     Our revenues increased $53.9 million, or 24%, to $281.1 million during the nine months ended September 30, 2003, from $227.2 million during the comparable period in 2002. The increase is attributable to higher oil and gas prices and higher gathering, marketing and processing revenues at September 30, 2003, compared to September 30, 2002.

OIL AND GAS SALES

     Our oil and gas sales revenue for the nine months ended September 30, 2003, increased $23.4 million, or 29%, to $103.4 million from $80.0 million during the comparable period in 2002. Oil sales revenue for the nine months of 2003 increased $4.0 million, or 6%, to $68.1 million from $64.1 million in 2002. Oil production decreased by 224 MBbls to 2,645 MBbls, or 8%, for the nine months ended September 30, 2003, from 2,869 MBbls for the comparable period in 2002. The oil production decrease includes 107 MBbls as a result of converting producing wells into injection wells in the Cedar Hills Field. Oil prices, including hedging, increased $3.39 Bbl to an average of $25.75 Bbl, or 15%, during the nine months ended September 30, 2003, from $22.36 Bbl, for the comparable 2002 period. Gas sales revenue increased $19.4 million, or 122%, to $35.3 million for the nine-month period in 2003 compared to $15.9 million in 2002. Gas production for the period increased 482 MMcf, or 7%, to 7,496 MMcf from 7014 MMcf in 2002. The increase in gas sales revenues is primarily attributable to higher gas prices that averaged $4.71 Mcf in the first nine months of 2003 compared to $2.27 Mcf in the first nine months of 2002, or an increase of $2.44 per Mcf, or 107%.

CRUDE OIL MARKETING

     Since May 2002, we have had third party contracts to purchase and resell only our own production. We will continue to repurchase our production from the Rocky Mountain area and resell equivalent barrels in Oklahoma to take advantage of better pricing and to reduce our credit exposure from sales to our first purchaser. We present sales and purchases of our production from the Rocky Mountain area on a gross basis as crude oil marketing income and crude oil marketing expense, respectively.

     During the nine month period ended September 30, 2003, we recognized revenues of $120.0 million in crude oil marketing revenue compared to $120.5 million for the nine-month period ended September 30, 2002. This $0.5 million decrease in marketing revenue resulted from a reduction in volumes marketed, offset by an increase in oil prices.

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

     In addition to the above contracts, we also have a crude oil derivative contract in place at September 30, 2003, which is being marked to market under SFAS No. 133 with changes in fair value being recorded in earnings as such contract does not qualify for special hedge accounting nor does such contract meet the criteria to be considered in the normal course of business. This contract provides for a fixed price of $24.25 per barrel on 30,000 barrels of crude oil per month through December 2003 when market prices exceed $19.00 per barrel. When market prices fall below $19.00, we receive the market price. During the nine month period ended September 30, 2003, we recorded a gain of $0.9 million in change in derivative fair value to reflect the mark-to-market valuation at September 30, 2003.

GATHERING, MARKETING AND PROCESSING

     Our gathering, marketing and processing revenue in the first nine months of 2003 was $50.1 million, an increase of $25.6 million, or 105%, from $24.5 million in the same period in 2002. This increase in revenue for the 2003 period was attributable to greater volumes processed and higher natural gas and liquids prices. The acquisition of the Carmen Gathering System, effective August 1, 2003, attributed $3.7 million to revenues from acquisition to September 30, 2003.

OIL AND GAS SERVICE OPERATIONS

     Our oil and gas service operations revenue for the nine months ended September 30, 2003, was $6.6 million, an increase of $2.3 million, or 54%, from $4.3 million for the nine months ended September 30, 2002. The increase was primarily due to an increase in reclaimed oil income of $1.9 million due to higher prices.

COSTS AND EXPENSES

PRODUCTION EXPENSES AND TAXES

     Our production expenses, including taxes, were $35.1 million for the nine months ended September 30, 2003, an increase of $8.1 million, or 30%, over the 2002 expense of $27.0 million. Production taxes increased $2.0 million due to higher oil and gas prices in 2003 and energy costs increased $3.8 million due to higher utility costs in 2003 associated with the Cedar Hills Field. The balance of the increase was due to higher labor costs of $0.8 million and an increase in workover and other expenses of $1.6 million.

EXPLORATION EXPENSES

     For the nine months ended September 30, 2003, our exploration expenses increased $2.3 million, or 46%, to $7.5 million from $5.2 million during the comparable period of 2002. The increase was mainly due to an increase in dry hole costs of $0.9 million, geological costs of $0.2 million and seismic costs of $0.9 million.

CRUDE OIL MARKETING

     For the nine months ended September 30, 2003, we recognized an expense of $118.9 million; a decrease of $0.8 million compared to $119.7 million for the nine months ended September 30, 2002. The decrease was due to less volume marketed in 2003.

GATHERING, MARKETING, AND PROCESSING

     During the nine months ended September 30, 2003, we incurred gathering, marketing and processing expenses of $46.7 million, representing a $25.5 million, or 120%, increase from $21.2 million incurred in the nine months ended September 30, 2002, due to greater volumes processed and higher natural gas and liquids prices on products we purchased for resale. The acquisition of the Carmen Gathering System, effective August 1, 2003, attributed $3.1 million to expenses from acquisition to September 30, 2003.

OIL AND GAS SERVICE OPERATIONS

     During the nine months ended September 30, 2003, we incurred oil and gas service operations expense of $6.0 million, a $1.2 million, or 24%, increase over the $4.8 million for the comparable period in 2002. The increase was due to the increased cost of purchasing and treating reclaimed oil for resale.

DEPRECIATION, DEPLETION AND AMORTIZATION OF OIL AND GAS PROPERTIES ("DD&A")

     For the nine months ended September 30, 2003, DD&A of our oil and gas properties increased $4.9 million, or 26%, to $23.4 million from $18.5 million for the comparable period in 2002. In the first nine months of 2003, our DD&A expense on oil and gas properties was calculated at $6.00 per BOE compared to $4.59 per BOE for the first nine months of 2002. The adoption of SFAS No. 143 on January 1, 2003 has decreased our DD&A $2.3 million offset by an increase in DD&A rates.

DEPRECIATION,  DEPLETION  AND  AMORTIZATION  OF  OTHER  PROPERTY  AND  EQUIPMENT
("DD&A")

     For the nine months ended September 30, 2003, DD&A of our other property and equipment increased $0.5 million, or 15%, to $3.6 million from $3.1 million for the comparable period in 2002.

PROPERTY IMPAIRMENTS

     For the nine months ended September 30, 2003, our property impairments expense increased $2.3 million, or 135%, to $3.9 million from $1.6 million for the same period in 2002. The increase was due to an increase in reserves for impairment associated with our undeveloped leasehold.

     At September 30, 2003, we had approximately $13.5 million capitalized related to certain proved undeveloped reserves and approximately $3.3 million capitalized related to certain proved non-producing reserves (acid fracs) acquired in 1998. A third party is currently in the process of reviewing the proved undeveloped reserves. The results of the third party review are anticipated in the fourth quarter. No impairments were indicated at September 30, 2003; however, it is possible these costs could be impaired at some future date.

ASSET RETIREMENT ACCRETION

     For the nine months ended September 30, 2003, our asset retirement accretion was $1.1 million due to the adoption of SFAS No. 143 on January 1, 2003.

GENERAL AND ADMINISTRATIVE ("G&A")

     For the nine months ended September 30, 2003, our G&A expense was $8.4 million, an increase of $0.5 million, or 6%, from $7.9 million for the nine months ended September 30, 2002. Our G&A expense per BOE for the nine months of 2003 was $2.15 compared to $1.96 for the nine months of 2002.

INTEREST EXPENSE

     For the nine months ended September 30, 2003, our interest expense was $15.0 million, an increase of $1.6 million or 12%, from $13.4 million in the nine months ended September 30, 2002. Our interest expense increased in the 2003 period due to higher average debt balances outstanding.

NET INCOME

     For the nine months ended September 30, 2003, our net income was $16.3 million, an increase of $11.1 million or 217%, from $5.2 million for the comparable period in 2002. The adoption of SFAS No. 143 on January 1, 2003 resulted in a cumulative effect adjustment of $4.1 million that increased net income.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS

     Our net cash provided by operating activities for the nine months ended September 30, 2003, was $48.8 million, an increase of $23.2 million, or 91%, from $25.6 million during the comparable 2002 period primarily attributable to higher oil and gas sales and the change in working capital, namely accounts payable.. Our cash balance as of September 30, 2003, was $3.0 million, an increase of $0.5 million, or 20%, from the balance of $2.5 million held at December 31, 2002.

DEBT

     Our long-term debt at December 31, 2002, was $244.7 million and at September 30, 2003, $286.9 million. During the quarter ended March 31, 2002, we entered into a Fourth Amended and Restated Credit Agreement in which our syndicated bank group agreed to provide a $175.0 million senior secured revolving credit facility with a current borrowing base of $140.0 million. On June 12, 2003, our borrowing base was increased to $150.0 million. At September 30, 2003, we had outstanding $127.2 million principal amount in senior subordinated notes, $148.4 million of outstanding debt under our credit facility, and $14.7 million outstanding in capital lease agreements. On October 22, 2003, we executed the Second Amendment to the Credit Agreement and deleted CGI as a guarantor under the Credit Agreement. The borrowing base under the Second Amendment to the Credit Agreement was revised to $145.0 million and the outstanding balance was reduced by the $17.0 million we received from CGI.

CREDIT FACILITY

     Long-term debt outstanding at September 30, 2003, included $148.4 million of revolving credit debt under our credit facility. The effective rate of interest under the credit facility was 3.4% at September 30, 2003. The credit facility, which matures March 28, 2005, charges interest based on a rate per annum equal to the rate at which eurodollar deposits for one, two, three or nine months are offered by the lead bank plus an applicable margin ranging from 150 to 250 basis points or the lead bank's reference rate plus an applicable margin ranging from 25 to 50 basis points. The borrowing base of our credit facility was revised on October 22, 2003, and currently is $145.0 million. The borrowing base, which is based on our reserves, is re-determined semi-annually.

     Subsequent to September 30, 2003, Continental Gas, Inc. ("CGI"), a wholly owned subsidiary, closed on a new $35.0 million secured credit facility consisting of a senior secured term loan facility of up to $25.0 million, and a senior secured revolving credit facility of up to $10.0 million (individually, the "Term Loan Facility" and the "Revolving Loan Facility" and, collectively, the "CGI Credit Facility"). The initial advance under the Term Loan Facility was $17.0 million, which was used to repay borrowings under our credit facility that funded the Carmen Gathering System acquisition. No funds were initially advanced under the Revolving Loan Facility. Advances under either facility can be made, at the borrower's election, as reference rate loans or LIBOR loans and, with respect to LIBOR loans, for interest periods of one, two, three or six months. Interest is payable on reference rate loans monthly and on LIBOR loans at the end of the applicable interest period. The principal amount of the Term Loan Facility is to be amortized on a quarterly basis through June 30, 2006, the final payment being due September 30, 2006. The amount available under the Revolving Loan Facility may be borrowed, repaid and reborrowed until maturity on September 30, 2006. Interest on reference rate loans is calculated with reference to a rate equal to the higher of the reference rate of Union Bank of California, N.A. or the federal funds rate plus 0.5% (the "Reference Rate"). Interest on LIBOR loans is calculated with reference to the London interbank offered interest rate (the "LIBOR Rate"). Interest accrues at the Reference Rate or the LIBOR Rate, as applicable, plus, in either case, the applicable margin. The applicable margin is based on the then current senior debt to EBITDA ratio. The CGI Credit Facility contains certain covenants including covenants requiring that:

     o    CGI maintain a certain interest charge coverage ratio;
     o    CGI maintain a certain fixed charge coverage ratio;
     o    CGI not exceed specified debt senior levels.

In addition, the CGI Credit Agreement limits the ability of CGI to, among other things:

     o    Incur indebtedness;
     o    Engage  in  certain  mergers  and  consolidations,   liquidations  and
          dissolutions;
     o    Engage in certain asset sales;
     o    Make loans to others; and
     o    Make investments and acquisition, with certain exceptions.

The CGI Credit Agreement requires certain mandatory prepayments of 75% of excess cash flow.

     Our line of credit agreement contains certain negative financial reporting covenants. We were not in compliance with the covenant that requires that we maintain a minimum current ratio of 1.0:1. However, on a pro-forma basis giving the effects of the Second Amended Credit Agreement, we were in compliance. We received a waiver for non-compliance from the bank group.

CAPITAL EXPENDITURES

     Our 2003 capital expenditures budget, exclusive of acquisitions, has been revised to $108.8 million, of which $42.6 million is dedicated to our Cedar Hills secondary recovery project. During the nine months ended September 30,
2003, we incurred $83.9 million of capital expenditures, exclusive of acquisitions, compared to $74.4 million, exclusive of acquisitions, in the nine-month period of 2002. The $83.9 million of capital expenditures includes $35.6 million that was used in the development of the Cedar Hills field. The $9.5 million, or 13% increase was the result of our increased drilling activity in the Rocky Mountain and Gulf Coast regions. We expect to fund the remainder of our 2003 capital budget through cash flow from operations and borrowings under our credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks in the normal course of our business operations. Due to the volatility of oil and gas prices, we, from time to time, have entered into financial contracts to hedge oil and gas prices as a means of controlling our exposure to price changes. Most of our financial contracts settle against either a NYMEX based price or a fixed price.

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

     We had a derivative contract in place at September 30, 2003, which is being marked to market under SFAS No. 133 with changes in fair value being recorded in earnings as such contract does not qualify for special hedge accounting nor does such contract meet the criteria to be considered in the normal course of business. Such contract provides for a fixed price of $24.25 per barrel on 30,000 barrels of crude oil per month through December 2003 when market prices exceed $19.00 per barrel. However, if the average NYMEX spot crude oil price is $19.00 per barrel or less, no payment is required of the counterparty. If NYMEX spot crude oil prices during the month average more than $24.25 per barrel, we pay the excess to the counterparty. As of September 30, 2003, we have recorded a net unrealized loss of $0.5 million.

COMMODITY PRICE EXPOSURE

     The market risk inherent in our market risk sensitive instruments and positions is the potential loss in value arising from adverse changes in our commodity prices. Our management believes that we are well positioned with our mix of oil and gas reserves to take advantage of future price increases that may occur. However, the uncertainty of oil and gas prices continues to impact the domestic oil and gas industry. Due to the volatility of oil and gas prices, we, from time to time, have used derivative hedging and may do so in the future as a means of controlling our exposure to price changes. Most of our purchases are made at either a NYMEX based price or a fixed price. Forward sales contracts that provide for the physical delivery of our production are deemed to be normal course of business sales and are not accounted for as derivatives. As of September 30, 2003, we had the following fixed sales contracts in order to mitigate our price risk exposure on our production:

      Time Period       Barrels per Month      Price per Barrel
      -----------       -----------------      ----------------
     10/03 to 12/03      32,375 to 33,375           $25.08
     10/03 to 12/03           30,000                $24.85
     10/03 to 12/03           30,000                $24.01

     In April 2003, we repurchased two fixed sales contracts from September 2003 through December 2003. The fixed sales contracts were each for 30,000 barrels a month at $25.08/Bbl and $24.01/Bbl. The cost of this transaction will be recorded monthly for seven months at approximately $78,000/month for a total of approximately $546,000.

     The second amendment to the revolving credit agreement requires us to have 50% of our production hedged on a rolling six-month term. In October, we have established costless collars covering 30,000 barrels of production for October and November 2003, 85,000 barrels of production for December 2003 and 145,000 barrels of production from January 2004 thru March 2004 with a floor price of $22.00 and an average ceiling price of $35.00.

     In order to mitigate price risk exposure on production, CGI has forward sales contracts in place that will result in the physical delivery of production and qualify as being in the normal course of business sales and are not accounted for as derivatives. As of September 30, 2003, CGI has 50,000 MMBTU per month hedged from January 2004 to December 2007 at an average price of $4.579 per MMBTU. These hedges account for 9% of the total delivery point volumes and 4% of overall company throughput.

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

                                                                                          2003
(Dollars in thousands)      2003     2004     2005     2006     Thereafter     Total    Fair Value
---------------------------------------------------------------------------------------------------
Fixed rate debt:
  Senior subordinated notes
  Principal amount       $     -   $     -   $      -  $      -   $127,150   $127,150   $127,607
  Weighted-average
    interest rate          10.25%    10.25%     10.25%    10.25%     10.25%
---------------------------------------------------------------------------------------------------
Variable rate debt:
  Credit facility
  Principal amount       $     -   $ 2,429   $133,829  $ 12,142   $      -   $148,400   $148,400
  Weighted-average
    interest rate           3.48%     3.45%      3.45%     3.45%      3.45%
---------------------------------------------------------------------------------------------------
Variable rate debt:
  Capital lease agreement
  Principal amount       $   834   $ 3,336   $  3,336  $  3,336   $  3,819   $ 14,661   $ 14,661
  Weighted-average
    interest rate           3.70%     3.70%      3.70%     3.70%      3.70%
---------------------------------------------------------------------------------------------------

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

     Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and concluded that our disclosure controls and procedures are effective.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a.) EXHIBITS:

                                   DESCRIPTION

2.1 Agreement and Plan of Recapitalization of Continental Resources, Inc. dated October 1, 2000 [2.1](4)

3.1    Amended  and  Restated   Certificate  of   Incorporation  of  Continental
       Resources, Inc. [3.1](1)

3.2    Amended and Restated Bylaws of Continental Resources, Inc. [3.2](1)

3.3    Certificate of Incorporation of Continental Gas, Inc. [3.3](1)

3.4    Bylaws of Continental Gas, Inc., as amended and restated [3.4](1)

3.5    Certificate of Incorporation of Continental Crude Co. [3.5](1)

3.6    Bylaws of Continental Crude Co. [3.6](1)

4.1 Restated Credit Agreement dated April 21, 2000, among Continental Resources, Inc. and Continental Gas Inc., as Borrowers and MidFirst Bank as Agent (the "Credit Agreement") [4.4](3)

4.1.1  Form of Consolidated Revolving Note under the Credit Agreement [4.4](3)

4.1.2 Second Amended and Restated Credit Agreement among Continental Resources, Inc., Continental Gas, Inc. and Continental Resources of Illinois, Inc., as Borrowers, and MidFirst Bank, dated July 9, 2001 [10.1](5)

4.1.3 Third Amended and Restated Credit Agreement among Continental Resources, Inc., Continental Gas, Inc. and Continental Resources of Illinois, Inc., as Borrowers, and MidFirst Bank, dated January 17, 2002 [4.13](7)

4.1.4 Fourth Amended and Restated Credit Agreement dated March 28, 2002, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB and Fortis Capital Corp. [10.1](8)

4.1.5 First Amendment to the Revolving Credit Agreement dated June 12, 2003, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB and Fortis Capital Corp. [10.1](10)

4.1.6 Second Amendment to the Revolving Credit Agreement dated October 22, 2003, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB and Fortis Capital Corp. [10.1](11)

4.2 Indenture dated as of July 24, 1998, between Continental Resources, Inc. as Issuer, the Subsidiary Guarantors named therein and the United States Trust Company of New York, as Trustee [4.2](1)

4.3 Term and Revolving Credit Agreement by and among Continental Gas, Inc. and Union Bank of California, N.A., as administrative agent for the lenders, dated October 22, 2003 (11)

10.1 Unlimited Guaranty Agreement dated March 28, 2002 by Continental Resources, Inc., Continental Gas, Inc. and Continental Resources of Illinois, Inc. to Union Bank of California, N.A., Guaranty Bank, FSB and Fortis Capital Corp. [10.2](8)

10.2 Security Agreement dated March 28, 2002, between Registrant and Guaranty Bank, FSB, as Agent [10.3](8)

10.3 Stock Pledge Agreement dated March 28, 2002, between Registrant and Guaranty Bank, FSB, as Agent [10.4](8)

10.4 Conveyance Agreement of Worland Area Properties from Harold G. Hamm, Trustee of the Harold G. Hamm Revocable Intervivos Trust dated April 23, 1984, to Continental Resources, Inc. [10.4](2)

10.5 Purchase Agreement signed January 2000, effective October 1, 1999, by and between Patrick Energy Corporation as Buyer and Continental Resources, Inc. as Seller [10.5](2)

10.6+  Continental Resources, Inc. 2000 Stock Option Plan [10.6](4)

10.7+  Form of Incentive Stock Option Agreement [10.7](4)

10.8+  Form of Non-Qualified Stock Option Agreement [10.8](4)

10.9 Purchase and Sales Agreement between Farrar Oil Company and Har-Ken Oil Company, as Sellers, and Continental Resources of Illinois, Inc. as Purchaser, dated May 14, 2001 [2.1](5)

10.10  Collateral   Assignment  of  Contracts  dated  March  28,  2002,  between
       Registrant and Guaranty Bank, FSB, as Agent [10.5](8)

12.1   Statement re computation of ratio of debt to Adjusted EBITDA [12.1](9)

12.2   Statement re computation of ratio of earning to fixed charges [12.2](9)

12.3 Statement re computation of ratio of adjusted EBITDA to interest expense [12.3](9)

12.0   Subsidiaries of Registrant [21](6)

31.1* Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2* Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

99.1 Letter to the Securities and Exchange Commission dated March 28, 2002, regarding the audit of the Registrant's financial statements by Arthur Andersen LLP [99.1](7)
----------------------------

*      Filed herewith

+      Represents management compensatory plans or agreements

(1) Filed as an exhibit to the Company's Registration Statement on Form S-4, as amended (No. 333-61547), which was filed with the Securities and Exchange Commission. The exhibit number is indicated in brackets and is incorporated herein by reference.

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

(5) Filed as an exhibit to report on Form 8-K dated July 18, 2001. The exhibit number is indicated in brackets and is incorporated herein by reference.

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

(8) Filed as an exhibit to report on Form 8-K dated April 11, 2002. The exhibit number is indicated in brackets and is incorporated herein by reference.

(9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The exhibit number is indicated in brackets and is incorporated herein by reference.

(10) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003. The exhibit number is indicated in brackets and is incorporated herein by reference.

(11) Filed as an exhibit to report on Form 8-K dated October 31, 2003. The exhibit number is indicated in brackets and is incorporated herein by reference.

     (b.) REPORTS ON FORM 8-K:

     On October 31, 2003, the Registrant filed a current report on Form 8-K describing the Second Amended and Restated Credit Agreement with Union Bank of California, N.A., Guaranty Bank, FSB and Fortis Capital Corp. and Continental Gas Inc.'s new Term and Revolving Credit Agreement with Union Bank of California, N.A., Fortis Capital Corp., and Wells Fargo Bank of Texas, N.A.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Continental Resources, Inc.

Date: November 13, 2003          By: /s/ Roger V. Clement
                                         Roger V. Clement
                                         Senior Vice President and Chief
                                           Financial Officer

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

3.3    Certificate   of    Incorporation    of  Incorporated herein by reference
       Continental Gas, Inc.

3.4 Bylaws of Continental Gas, Inc., as Incorporated herein by reference amended and restated

3.5    Certificate   of    Incorporation    of  Incorporated herein by reference
       Continental Crude Co.

3.6    Bylaws of Continental Crude Co.          Incorporated herein by reference

4.1    Restated  Credit  Agreement dated April  Incorporated herein by reference
       21, 2000, among Continental  Resources,
       Inc.  and   Continental  Gas  Inc.,  as
       Borrowers  and  MidFirst  Bank as Agent
       (the "Credit Agreement")

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

4.1.5  First Amendment to the Revolving Credit  Incorporated herein by reference
       Agreement  dated June 12,  2003,  among
       the    Registrant,    Union   Bank   of
       California,  N.A.,  Guaranty  Bank, FSB
       and Fortis Capital Corp.

4.1.6  Second   Amendment  to  the   Revolving  Incorporated herein by reference
       Credit   Agreement  dated  October  22,
       2003, among the Registrant,  Union Bank
       of California, N.A., Guaranty Bank, FSB
       and Fortis Capital Corp.

4.2 Indenture dated as of July 24, 1998, Incorporated herein by reference between Continental Resources, Inc. as
       Issuer, the Subsidiary Guarantors named
       therein  and the  United  States  Trust
       Company of New York, as Trustee

4.3 Term and Revolving Credit Agreement by Incorporated herein by reference and among Continental Gas, Inc. and Union Bank of California, N.A., as administrative agent for the lenders, dated October 22, 2003

10.1   Unlimited   Guaranty   Agreement  dated  Incorporated herein by reference
       March   28,    2002   by    Continental
       Resources,  Inc., Continental Gas, Inc.
       and Continental  Resources of Illinois,
       Inc. to Union Bank of California, N.A.,
       Guaranty  Bank,  FSB and Fortis Capital
       Corp.

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

10.6   Continental Resources,  Inc. 2000 Stock  Incorporated herein by reference
       Option Plan

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

12.0   Subsidiaries of Registrant               Incorporated herein by reference

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