Form 10-K
period 2003-12-31
CONTINENTAL RESOURCES INC
filed 2004-03-30
CIK 732834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

The Registrant is not subject to the filing requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, but files reports required by those sections pursuant to contractual obligations.

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

As of March 28, 2004, there were 14,368,919 shares of the registrant's common stock, par value $.01 per share, outstanding. All outstanding shares of our common stock are privately held by affiliates of the registrant.

Document incorporated by reference: None

                           CONTINENTAL RESOURCES, INC.

                          Annual Report on Form 10 - K
                      For the Year Ended December 31, 2003

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  BUSINESS .........................................................  3
ITEM 2.  PROPERTIES ....................................................... 13
ITEM 3.  LEGAL PROCEEDINGS ................................................ 21
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............. 21

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES ................ 21
ITEM 6.  SELECTED FINANCIAL DATA .......................................... 22
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS ............................................ 24
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....... 32
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................... 33
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE ............................................. 33
ITEM 9A. CONTROLS AND PROCEDURES .......................................... 33

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............... 33
ITEM 11. EXECUTIVE COMPENSATION ........................................... 36
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS .................................. 37
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................... 38
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES ........................... 38

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K . 39

SIGNATURES ................................................................ 41

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements in this Form 10-K are "forward-looking statements" as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-K, including without limitation statements under "Item 1. Business," "Item 2. Properties" and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding budgeted capital expenditures, increases in oil and gas production, our financial position, oil and gas reserve estimates, business strategy and other plans and objectives for future operations, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Reserve engineering is a subjective process of estimating underground accumulation of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimates and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in this Form 10-K. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plan for 2004 and beyond could differ materially from those expressed in forward-looking statements. All subsequent written and oral forward-looking statements by us or by persons acting on our behalf are expressly qualified in their entirety by such factors.

ITEM 1.     BUSINESS

OVERVIEW

     We are engaged in the exploration, exploitation, development and acquisition of oil and gas reserves, primarily in the Rocky Mountain and Mid-Continent regions of the United States, and to a lesser but growing extent, in the Gulf Coast region of Texas and Louisiana. In addition to our exploration, development, exploitation and acquisition activities, we currently own and operate 750 miles of natural gas pipelines, seven gas gathering systems and three gas processing plants in our operating areas. We also engage in natural gas marketing, gas pipeline construction and saltwater disposal. We conduct these activities through two business segments: exploration and production and gas gathering, marketing and processing. Our reportable business segments have been identified based on the differences in products or services provided. Revenues from our exploration and production segment are derived from the production and sale of crude oil and natural gas. Revenues from our gas gathering, marketing and processing segment are derived from the transportation and sale of natural gas and natural gas liquids. The financial information and other disclosures related to these segments are incorporated by reference from the audited consolidated financial statements included in Item 8.

     Capitalizing on our growth through the drill-bit and our acquisition strategy, we have increased our estimated proved reserves from 26.6 million barrels of oil equivalent, or MMBoe in 1995 to 84.2 MMBoe at year-end 2003, and have increased our annual production from 2.2 MMBoe in 1995 to 5.2 MMBoe in 2003. As of December 31, 2003, our reserves had a present value of estimated future net cash flows, discounted at 10%, which we refer to as PV-10 of $812.4 million calculated in accordance with the guidelines of the Securities and Exchange Commission, or the Commission or SEC. At that date, approximately 87% of our estimated proved reserves were oil and approximately 55% of our total estimated proved reserves were classified as proved developed. At December 31, 2003, we had interests in 2,207 producing wells of which we operated 1,745. We were originally formed in 1967 to explore, develop and produce oil and gas properties in Oklahoma. Through 1993 our activities and growth remained focused primarily in Oklahoma. In 1993, we expanded our activity into the Rocky Mountain and Gulf Coast regions. Through drilling success and strategic acquisitions, 86% of our estimated proved reserves as of December 31, 2003 are now found in the Rocky Mountain region. Our growth in the Gulf Coast region during the mid-1990's was slowed due to the rapid growth of the Rocky Mountain region. Since 1999, we have increased our drilling activity in the Gulf Coast region and we expect the Gulf Coast region to be another core operating area for us. To further expand our Mid-Continent operations, we acquired the assets of Mt. Vernon, Illinois based Farrar Oil Company and its wholly owned subsidiary, Har-Ken Oil Company in 2001. Farrar had been one of our long time partners and our acquisition of Farrar provides us with the assets and experienced personnel from which we can expand our operations into the Illinois and Appalachian basins of the eastern United States.

BUSINESS STRATEGY

     Exploration   and  Production.   Our  business   strategy  is  to  increase
production, cash flow and reserves through the exploration, development, exploitation and acquisition of properties in our core operating areas. We seek to increase production and cash flow, and develop additional reserves by drilling new wells (including horizontal wells), secondary recovery operations, workovers, recompletions of existing wells and the application of other techniques designed to increase production. Our acquisition strategy includes seeking properties that have an established production history, have undeveloped reserve potential and, through use of our technical expertise in horizontal drilling and secondary recovery, will allow us to maximize the utilization of our infrastructure in core operating areas. Our exploration strategy is designed to combine the knowledge of our professional staff with our competitive and technical strengths to pursue new field discoveries in areas that may be out of favor or overlooked. This strategy enables us to build a controlling lease position in targeted projects and to realize the full benefit of any project success. We try to maintain an inventory of three or four new exploratory projects at all times for future growth and development. On an ongoing basis, we evaluate and consider divesting oil and gas properties that we consider to be non-core to our reserve growth plans with the goal that all of our assets are contributing to our long-term strategic plan.

     Gas Gathering, Marketing and Processing Our business strategy is to increase system throughput and cash flow through the construction and acquisition of gas gathering and gas processing assets in our core operating
areas.  We  seek  to  expand  system   throughput  and  cash  flow  by  building
low-pressure gas gathering systems in areas with little or no effective competition. We are able to compete effectively against larger competitors by offering a better or comparable range of services at a lower cost to the producer. Our acquisition strategy is to acquire assets in our core operating areas that can be integrated with our existing assets at little or no additional cost.

PROPERTY OVERVIEW

Exploration and Production

     Rocky Mountain Region. Our Rocky Mountain properties are concentrated in the North Dakota, South Dakota and Montana portions of the Williston Basin, and in the Big Horn Basin in Wyoming. These properties represented 86% of our estimated proved reserves and 75% of the PV-10 of our proved reserves as of December 31, 2003. We own approximately 569,000 net leasehold acres, have interests in 645 gross (575 net) producing wells, are the operator of 96% of these wells, and have identified 90 potential drilling locations in the Rocky Mountain region.

     Our Williston Basin properties represented 76% of our estimated proved reserves and 69% of the PV-10 of our proved reserves at December 31, 2003. In the Williston Basin, we own approximately 474,000 net leasehold acres, have interests in 332 gross (296 net) producing wells, and we are the operator of 100% of these wells, and have identified 54 potential drilling locations. Our principal properties in the Williston Basin include eight high-pressure air injections, or HPAI, secondary recovery units located in the Cedar Hills, Medicine Pole Hills and Buffalo Fields. Our extensive experience has demonstrated that our secondary recovery methods have increased our reserves recovered from existing fields by 200% to 300% through the injection and withdrawal of fluids or gases. The combination of injection and withdrawal also recovers additional oil from the reservoir that cannot be recovered by primary recovery methods. The Buffalo Field units are the oldest of our secondary recovery projects and have been in operation since 1978. The Cedar Hills Field units are the most recent and largest of our secondary recovery units representing approximately 50% of the proved reserves and 49% of the PV-10 attributable to our proved reserves at December 31, 2003. Combined, our eight HPAI secondary recovery projects represent 80% of all HPAI projects in North America.

     Our properties in the Big Horn Basin are focused in and around the Worland Field. The Worland Field represents 10% of our estimated proved reserves and 6% of the PV-10 of our proved reserves at December 31, 2003. In the Worland Field, we own approximately 78,000 net leasehold acres and have interests in 313 gross (279 net) producing wells, of which 297 are operated by us. In the Worland Field, we have identified 36 potential infill-drilling locations.

     Mid-Continent Region. Our Mid-Continent properties are located primarily in the Anadarko Basin of western Oklahoma, southwestern Kansas, Illinois, and in the Texas Panhandle. At December 31, 2003, our estimated proved reserves in the Mid-Continent region represented 14% of our total estimated proved reserves, 65% of our natural gas reserves and 22% of the PV-10 attributable to our proved reserves. In the Mid-Continent region, we own approximately 164,000 net leasehold acres, have interests in 1,447 gross (937 net) producing wells and have identified 77 potential drilling locations. We operate 71% of the gross wells in which we have interests in the Mid-Continent region.

     Gulf Coast Region. Our Gulf Coast properties are located primarily onshore, along the Texas and Louisiana coasts, and include the Pebble Beach and Luby projects in Nueces County, Texas and the Jefferson Island project in Iberia Parish, Louisiana. We also participate in Gulf of Mexico drilling ventures as part of our ongoing expansion in the Gulf Coast region. During 2003, our Gulf Coast producing wells represented only 5% of our total producing well count, but produced 33% of our total gas production for the year. As of December 31, 2003, our Gulf Coast properties represented 1% of our total estimated proved reserves, 6% of our estimated proved gas reserves and 3% of our PV-10 attributable to our proved reserves. In the Gulf Coast, we own approximately 22,000 net leasehold acres; have interests in 115 gross (93 net) producing wells and have identified 39 potential drilling locations from 95 square miles of proprietary 3-D data and several hundred miles of non-proprietary 2-D and 3-D seismic data. We operate 85% of the gross wells in which we have interests in the Gulf Coast region.

Gas Gathering, Marketing and Processing

     Mid-Continent Region. Our Mid-Continent region gas gathering and gas processing assets are located primarily in Oklahoma. We own and operate approximately 570 miles of gas gathering lines and purchase gas from more than 350 wells. The gas is gathered in low-pressure pipelines and is transported to our gas plants for the extraction of natural gas liquids.

     Rocky Mountain Region. Our Rocky Mountain region gas gathering and gas processing assets are located primarily in North Dakota. We own and operate approximately 180 miles of gas gathering lines and purchase gas from more than 150 wells. The gas is gathered in low-pressure pipelines and is transported to our gas plants for the extraction of natural gas liquids.

     We and our subsidiaries are headquartered in Enid, Oklahoma and Mt. Vernon, Illinois, with additional offices in Baker, Montana; Buffalo, South Dakota; and field offices located within our various operating areas.

BUSINESS STRENGTHS

     We believe that we have certain strengths that provide us with competitive advantages and provide us with diversified growth opportunities, including the following:

     Proven Growth Record. We have demonstrated consistent growth through a balanced program of development, exploitation and exploratory drilling and acquisitions. We have increased our proved reserves 217% from 26.6 MMBoe in 1995 to 84.2 MMBoe as of December 31, 2003.

     Substantial and Diversified Drilling Inventory. We are active in seven different geologic basins in 11 states and have identified 206 potential drilling locations based on geological and geophysical evaluations. As of December 31, 2003, we held approximately 755,000 net leasehold acres, of which approximately 63% were classified as undeveloped. Our management believes that our current inventory and acreage holdings could support three to five years of drilling activities depending upon oil and gas prices.

     Long-Life Nature of Reserves. Our producing reserves are primarily characterized by relatively stable, mature production that is subject to gradual decline rates. As a result of the long-lived nature of our properties, we have relatively low reinvestment requirements to maintain reserve quantities and production levels. Our properties have an average reserve life of approximately 16 years.

     Successful Drilling and Acquisition Record. We have maintained a successful drilling record. During the five years ended December 31, 2003, we participated in 282 gross wells of which 83% were completed as producers. During this time, the reserves we added from drilling, workovers and related activities totaled
47.9 MMBoe of proved developed reserves at an average finding cost of $6.45 per barrel of oil equivalent, or Boe. During 2003, we spent $41.4 million on the development of the Cedar Hills field; $20.5 million drilling injection wells and $20.7 million on infrastructure, including compressors and pipelines. Excluding these costs, our five-year average finding cost would be $5.59 per Boe. During the same period, we acquired 13.2 MMBoe at an average cost of $6.50 per Boe. Including major revisions of 20.3 MMBoe due primarily to fluctuating prices, we added a total of 81.3 MMBoe at an average cost of $4.85 per Boe during the last five years.

     Significant Operational Control. Approximately 97% of our PV-10 at December 31, 2003, was attributable to wells that we operate, giving us significant control over the amount and timing of our capital expenditures and production, operating and marketing activities.

     Technological Leadership. We have demonstrated significant expertise in the continually evolving technologies of 3-D seismic, directional drilling, and precision horizontal drilling, and are among the few companies in North America to successfully utilize high pressure air injection enhanced recovery technology on a large scale. Through the use of precision horizontal drilling we have experienced a 400% to 700% increase in initial flow rates. Since our inception, we have drilled approximately 250 horizontal wells in our Rocky Mountain and Mid-Continent regions. Through the combination of precision horizontal drilling and secondary recovery technology, we have significantly enhanced the recoverable reserves underlying our oil and gas properties. Since our inception, we have experienced a 300% to 400% increase in recoverable reserves through use of these technologies.

     Experienced and Committed Management. Our senior management team has extensive expertise in the oil and gas industry. Our Chief Executive Officer, Harold Hamm, began his career in the oil and gas industry in 1967. Our eight senior officers have an average of 25 years of oil and gas industry experience. Additionally, our technical staff, which includes 19 petroleum engineers and 11 geoscientists, has an average of more than 26 years experience in the industry.

DEVELOPMENT, EXPLORATION AND EXPLOITATION ACTIVITIES

     Capital Expenditures. We expect our projected capital expenditures for development, exploitation and exploration activities in 2004 to total $81.9 million. Approximately $55.4 million (68%) is targeted for drilling outside of Cedar Hills Field, $6.1 million for the completion of Cedar Hills Field, $7.7 million (9%) for lease acquisitions, $7.2 million (9%) for workovers, recompletions, and secondary recovery projects. The remaining $5.5 million of the budget will be spent by our subsidiaries on their projected capital expenditures. Funding for these expenditures will come from a combination of cash flow and our credit facility.

     Included in our expected capital expenditures in 2004 is $6.1 million for completion of the Cedar Hills project, with an estimated project completion date of April 30, 2004. This will bring the total HPAI project cost to $119.9 million, including capital leases.

     Expenditures on projects outside of Cedar Hills are discretionary and may vary from projections in response to commodity prices and available cash flow.

     Development and Exploitation. Our development and exploitation activities are designed to maximize the value of our existing properties. Activities include the drilling of vertical, directional and horizontal development wells, workovers and recompletions in existing well-bores, and secondary recovery water flood and HPAI projects. During 2004, we expect to invest $39.1 million drilling 43 development-drilling projects, representing 64% of our total 2004 drilling budget. Within the development drilling budget, 16% will be spent drilling injector wells within the Cedar Hills units, 55% on other projects in the Williston and Big Horn Basins, 13% in the Gulf Coast region and 16% in the
Mid-Continent region. We also expect to invest $7.2 million during 2004 on workovers, recompletions and secondary recovery projects. The following table sets forth our development inventory as of December 31, 2003:

                                                Drilling
            ROCKY MOUNTAIN REGION              Locations
                                             --------------
              Williston Basin                           29
              Cedar Hills                                4
              Big Horn Basin                            36
                                             --------------
            Total Rocky Mountain                        69

            MID-CONTINENT REGION
              Anadarko Basin                            27
              Black Warrior Basin                        1
              Illinois Basin                             5
                                             --------------
            Total Mid-Continent                         33

            GULF COAST REGION
              Texas                                     22
              Louisiana                                  1
              Gulf of Mexico                             0
                                             --------------
            Total Gulf Coast                            23

            TOTAL                                      125

     Exploration Activities. Our exploration projects are designed to locate new reserves and fields for future growth and development. Our exploration projects vary in risk and reward based on their depth, location and geology. We routinely use the latest in technology, including 3-D seismic, horizontal drilling and new completion technologies to enhance our exploration projects. We intend to continue to build exploratory inventory throughout the year for future drilling. The following table sets forth information pertaining to our existing exploration project inventory at December 31, 2003:

                                         Drilling            3-D
                                         Locations         Seismic
                                       --------------    ------------
      ROCKY MOUNTAIN REGION
        Williston Basin                           21               4
        Big Horn Basin                             0               1
                                       --------------    ------------
      Total Rocky Mountain                        21               5

      MID-CONTINENT REGION
        Anadarko Basin                            22               0
        Black Warrior Basin                        5               0
        Illinois Basin                            17               0
                                       --------------    ------------
      Total Mid-Continent                         44               0

      GULF COAST REGION
        Texas                                      7               2
        Louisiana                                  2               0
        Gulf of Mexico                             7               4
                                       --------------    ------------
      Total Gulf Coast                            16               6

      TOTAL                                       81              11

     We will initiate, on a priority basis, as many projects as cash flow prudently justifies. We anticipate investing as much as $22.3 million to drill 45 exploratory projects during 2004, representing 36% of our total 2004 drilling budget, with 35% in the Rocky Mountain region, 19% in the Mid-Continent region, and 46% in the Gulf Coast region.

ACQUISITION ACTIVITIES

     On July 9, 2001, our newly formed, wholly owned subsidiary purchased the assets of Farrar Oil Company and its wholly owned subsidiary, Har-Ken Oil Company, for $33.7 million. These were oil and gas operating companies in Illinois and Kentucky, respectively. On August 1, 2003, another of our wholly owned subsidiaries acquired the Carmen Gathering System located in western Oklahoma for a net price after adjustments of $12.0 million.

     We seek to acquire properties that have the potential to be immediately positive to cash flow, have long-lived, lower risk, relatively stable production potential, and provide long-term growth in production and reserves. We focus on acquisitions that complement our existing exploration program, provide opportunities to utilize our technological advantages, have the potential for enhanced recovery activities, and /or provide new core areas for our operations.

                                  RISK FACTORS

     Oil and natural gas prices are volatile. The future volatility of prices for oil and natural gas may have a significant effect upon our revenues, profitability and rate of growth. Any significant decline in the market prices for oil and natural gas could materially and adversely affect our results of operation and financial condition.

     Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for oil, gas and natural gas liquids, which, in turn, are dependent upon numerous factors such as weather, economic, political and regulatory developments and competition from other sources of energy. We are affected more by fluctuations in oil prices than natural gas prices, because a majority of our production is oil. The volatile nature of the energy markets and the unpredictability of actions of OPEC members makes it particularly difficult to estimate future prices of oil, gas and natural gas liquids. Prices of oil and gas and natural gas liquids are subject to wide fluctuations in response to relatively minor changes in circumstances, and it is possible that future prolonged decreases in such prices could occur. All of these factors are beyond our control. Any significant decline in the market prices for oil and, to a lesser extent, natural gas would have a material adverse effect on our results of operations and financial condition. Although we may enter into hedging and other arrangements to manage the risk of volatility of market prices of our oil and gas sales, our price risk management arrangements are likely to apply to only a portion of our production and provide only limited price protection against fluctuations in market prices for oil and gas. See more discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     We may be unable to replace our reserves on terms satisfactory to us. If we cannot replace our reserves as we deplete them, it could prevent us from continuing our business strategy and could reduce our cash flow and revenues.

     Our future success depends upon our ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Unless we successfully replace the reserves that we produce (through successful development, exploration or acquisition), our proved reserves will decline. We can provide no assurance that we will continue to be successful in our efforts to increase or replace our proved reserves. To the extent we are unsuccessful in replacing or expanding our estimated proved reserves, we may be unable to repay the principal of and interest on our senior subordinated notes and other indebtedness in accordance with their terms, or otherwise to satisfy certain of the covenants contained in the indenture governing our senior subordinated notes and the terms of our other indebtedness.

     Estimating reserves and future net oil and natural gas revenues is difficult to do with any certainty. Our actual drilling results are likely to differ from our estimates of proved reserves. We may experience production that is less than is estimated in our reserve reports. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and net present value of our reserves.

     The estimates of our oil and gas reserves and the future net cash flows included in this report have been prepared and, at our request, by certain independent petroleum consultants. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. There are numerous uncertainties inherent in estimating quantities and future values of proved oil and gas reserves, including many factors beyond our control. Each of the estimates of proved oil and gas reserves, future net cash flows and discounted present values rely upon various assumptions, including assumptions required by the Commission as to constant oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this annual report on Form 10-K. In addition, our reserves may be subject to downward or upward revision, based upon production history, results of future exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control. The PV-10 of our proved oil and gas reserves does not necessarily represent the current or fair market value of those proved reserves, and the 10% discount rate required by the Commission may not reflect current interest rates, our cost of capital or any risks associated with the development and production of our proved oil and gas reserves. At December 31, 2003, the estimated future net cash flow of $1,574 million and PV-10 of $812.4 million attributable to our proved oil and gas reserves are based on prices at the date ($30.49 per barrel, or Bbl. of oil and $4.64 per thousand cubic feet, or Mcf of natural gas), which may be materially different from actual future prices.

     If we are unable to successfully identify, finance or complete acquisition opportunities, our future results of operations and financial condition may be adversely affected.

     Our growth strategy includes the acquisition of oil and gas properties. In the future, we may be unable to identify attractive acquisition opportunities, obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets. In addition, we may be unable to successfully integrate any acquired business into our existing operations, and such integration may result in unforeseen operational difficulties or require a disproportionate amount of our management's attention. We may finance future acquisitions through the incurrence of additional indebtedness to the extent permitted under the instruments governing our indebtedness or through the issuance of capital stock. Furthermore, that the competition for acquisition opportunities in these industries may escalate, thereby increasing our cost or making further acquisitions not feasible, or causing us to refrain from making additional acquisitions.

     We are subject to risks that properties, which we may acquire, will not perform as expected and that the returns from such properties will not support the indebtedness incurred or the other consideration used to acquire, or the capital expenditures needed to develop, the acquired properties. In addition, expansion of our operations may place a significant strain on our management, financial and other resources. Our ability to manage future growth will depend upon our ability to monitor operations, maintain effective cost and other controls and significantly expand our internal management, technical and accounting systems, all of which will result in higher operating expenses. Any failure to expand these areas and to implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the growth of our business could have a material adverse effect on our business, financial condition and results of operations. In addition, the integration of acquired properties with existing operations will entail considerable expenses in advance of anticipated revenues and may cause substantial fluctuations in our operating results.

     If we are unable to finance our planned growth, our operations may be adversely impacted.

     We have made, and will continue to make, substantial capital expenditures in connection with the acquisition, development, exploitation, exploration and production of our oil and gas properties. Historically, we have funded these capital expenditures through borrowings from banks and from our principal stockholder, and from cash flow from operations. Our future cash flows and the availability of credit are subject to a number of variables, such as the level of production from existing wells, borrowing base determinations, prices of oil and gas and our success in locating and producing new oil and gas reserves. If our revenues were to decrease as a result of lower oil and gas prices, decreased production or otherwise, and if we do not have availability under our bank credit facility or other sources of borrowings, we could have limited ability to replace our oil and gas reserves or to maintain production at current levels, resulting in a decrease in production and revenues over time. If our cash flow from operations and availability under our credit facility are not sufficient to satisfy our capital expenditure requirements, we may be unable to obtain sufficient additional debt or equity financing to meet our planned growth.

     We have a significant amount of indebtedness. If we are unable to substantially reduce our indebtedness, as substantial portion of our operating cash flows will be dedicated to debt service and this could make it more difficult for us to survive a downturn in our business.

     At December 31, 2003, on a consolidated basis, we had $290.9 million in indebtedness, including short-term indebtedness and current maturities of long-term indebtedness, compared to our stockholder's equity of $116.9 million. Although our cash flow from operations has been sufficient to meet our debt service obligations in the past, our future cash flow from operations may not be sufficient to permit us to meet our debt service obligations.

     The degree to which we are leveraged could have important consequences to our future results of operations and financial condition. These potential consequences could include:

     o Our ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes may be impaired in the future;

     o A substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our senior subordinated notes and to borrowings under the our credit facility, thereby reducing funds available to us for our operations and other purposes;

     o Certain of our borrowings are and will continue to be at variable rates of interest, which expose us to the risk of increased interest rates; and

     o We may be substantially more leveraged than certain of our competitors, which may place us in a relative competitive disadvantage and make us more vulnerable to changes in market conditions and regulations.

     Our ability to make scheduled payments or to refinance our indebtedness will depend on our financial and operating performance, which, in turn, is subject to the volatility of oil and gas prices, production levels, prevailing economic conditions and to certain financial, business and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to sell assets, obtain additional debt or equity financing or restructure our debt. Even if additional financing could be obtained, there can be no assurance that it would be on terms that are favorable or acceptable to us. In the absence of such operating results and resources, we could experience substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations, we cannot provide you with any assurance that the timing of such sales or the adequacy of the proceeds that we could realize from such sales would be sufficient or would not adversely affect our results of operation and financial condition.

     The instruments governing our outstanding indebtedness contain certain covenants that may inhibit our ability to make certain investments, incur additional indebtedness and engage in certain other transactions, which could adversely affect our ability to meet our future goals.

     Our credit facility and the indenture governing our senior subordinated notes include certain covenants that, among other things restrict:

     o Our investments, loans and advances and the paying of dividends and other restricted payments;

     o    Our incurrence of additional indebtedness;

     o The granting of liens, other than liens created pursuant to the credit facility and certain permitted liens;

     o Mergers, consolidations and sales of all or substantial part of our business or property;

     o The hedging, forward sale or swap of our production of crude oil or natural gas or other commodities;

     o    The sale of assets; and

     o    Our capital expenditures.

     Our credit facility requires us to maintain certain financial ratios, including interest coverage and leverage ratios. All of these restrictive covenants may restrict our ability to expand or pursue our business strategies. Our ability to comply with these and other provisions of our credit facility may be impacted by changes in economic or business conditions, results of operations or other events beyond our control. The breach of any of these covenants could result in a default under our credit facility, in which case, depending on the actions taken by the lenders thereunder or their successors or assignees, such lenders could elect to declare all amounts borrowed under our credit facility, together with accrued interest, to be due and payable, and we could be prohibited from making payments with respect to our senior subordinated notes until the default is cured or all senior debt is paid or satisfied in full. If we were unable to repay such borrowings, our lenders could proceed against their collateral. If the indebtedness under our credit facility were to be accelerated, our assets may not be sufficient to repay in full such indebtedness and our other indebtedness. Drilling wells is speculative, often involving significant risks and costs, and may not result in additions to our production or reserves. Our operations also involve significant risks and costs.

     Oil and gas drilling activities are subject to numerous risks, many of which are beyond our control, including the risk that no commercially productive oil and gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure irregularities in formations, equipment failure or accidents, adverse weather conditions, title problems and shortages or delays in the delivery of equipment. Our future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on future results of operations and financial condition.

     Our properties may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. Industry operating risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to us due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with customary industry practice, we maintain insurance against some of the risks described above. The insurance that we do maintain may not be adequate to cover our losses or liabilities. We cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

     Our natural gas gathering and marketing operations depend on our ability to obtain satisfactory contracts with producers and are subject to changes in regulations governing gathering and marketing of natural gas.

     Our gas gathering and marketing operations depend in large part on our ability to contract with third party producers to purchase their gas, to obtain sufficient volumes of committed natural gas reserves, to replace production from declining wells, to assess and respond to changing market conditions in negotiating gas purchase and sale agreements and to obtain satisfactory margins between the purchase price of our natural gas supply and the sales price for such natural gas. In addition, our operations are subject to changes in regulations relating to gathering and marketing of oil and gas. Our inability to attract new sources of third party natural gas or to promptly respond to changing market conditions or regulations in connection with our gathering and marketing operations could have a material adverse effect on our financial condition and results of operations.

     Our hedging activities may result in losses.

     From time to time we use energy swaps, collars and forward sales arrangements to reduce our sensitivity to oil and gas price volatility. If our reserves are not produced at the rates we have estimated due to inaccuracies in the reserve estimation process, operational difficulties or regulatory limitations, or otherwise, we could be required to satisfy our obligations under potentially unfavorable terms. All derivatives must be marked to market under the provisions of statement of Financial Accounting Standards No. 133, "Accounting for Derivatives" ("SFAS No. 133"). If we enter into qualifying derivative instruments for the purpose of hedging prices and the derivative instruments are not perfectly effective in hedging the underlying risk, all ineffectiveness will be recognized currently in earnings. The effective portion of the gain or loss on qualifying derivative instruments will be reported as other comprehensive income and reclassified to earnings in the same period as the hedged production takes place. Physical delivery contracts, which are deemed to be normal purchases or normal sales, are not accounted for as derivatives. Furthermore, under financial instrument contracts, we may be at risk for basis differential, which is the difference in the quoted financial price for contract settlement and the actual physical point of delivery price. From time to time we will attempt to mitigate basis differential risk by entering into basis swap contracts. Substantial variations between the assumptions and estimates used by us in the hedging activities and actual results experienced could materially adversely affect our anticipated profit margins and our ability to manage risk associated with fluctuations in oil and gas prices. Furthermore, the fixed price sales and hedging contracts limit the benefits we will realize if actual prices rise above the contract prices.

     We may incur substantial write-downs of the carrying value of our oil and natural gas properties.

     We periodically review the carrying value of our oil and gas properties in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that we review our long-lived assets, including proved oil and gas properties, and certain identifiable intangibles to be held and used by us for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In performing the review for recoverability, we estimate the future cash flows, including cash flows from risk-adjusted probable reserves, expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less that the carrying value of the asset, an impairment loss is recognized. Our measurement of an impairment loss for proved oil and gas properties is calculated on a field-by-field basis as the excess of the net book value of the property over the projected discounted future net cash flows of the impaired property, considering expected reserve additions and price and cost escalations. We may be required to write down the carrying value of our oil and gas properties when oil and gas prices are depressed or unusually volatile, which would result in a charge to earnings. Once incurred, a write down of oil and gas properties is not reversible at a later date.

     We are subject to complex laws and regulations including environmental regulations, which can adversely affect the cost, manner or feasibility of doing business.

     Our oil and gas operations are subject to various federal, state and local governmental regulations that may be changed from time to time in response to economic or political conditions. From time to time, regulatory agencies have imposed price controls and limitations on production in order to conserve supplies of oil and gas. In addition, the production, handling, storage, transportation and disposal of oil and gas, by-products thereof and other substances and materials produced or used in connection with oil and gas operations are subject to regulation under federal, state and local laws and regulations. See "Business--Regulations."

     We are subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile of otherwise hazardous materials. These regulations subject us to increased operating costs and potential liability associated with the use and disposal of hazardous materials. Although these laws and regulations have not had a material adverse effect on our financial condition or results of operations, these laws and regulations may require us to make material expenditures in the future. If such laws and regulations become increasingly stringent in the future, it could lead to additional material costs for environmental compliance and remediation by us.

     Our 21 years of experience with the use of HPAI technology has not resulted in any known environmental claims. Our saltwater injection operations pose certain risks of environmental liability to us. Although we monitor the injection process, any leakage from the subsurface portions of the wells could cause degradation of fresh ground water resources, potentially resulting in suspension of operation of the wells, fines and penalties from governmental agencies, expenditures for remediation of the affected resource, and liability to third parties for property damages and personal injuries. In addition, our sale of residual crude oil that we collected as part of the saltwater injection process could impose a liability on us in the event the entity to which the oil was transferred fails to manage the material in accordance with applicable environmental health and safety laws.

     If we fail to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject us to substantial liability or could cause our operations to be suspended. Such liability or suspension of operations could have a material adverse effect on our business, financial condition and results of operations.

     Competition in our industry is intense. We are smaller and have a more limited operating history than some of our competitors, and we may not be able to compete effectively.

     The oil and gas industry is highly competitive. We compete for the acquisition of oil and gas properties, primarily on the basis of the price to be paid for such properties, with numerous entities including major oil companies, other independent oil and gas concerns and individual producers and operators. Many of these competitors are large, well-established companies and have financial and other resources substantially greater than ours. Our ability to acquire additional oil and gas properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

     Our President and Chief Executive Officer owns substantially all of our outstanding common stock, giving him influence and control in corporate transactions and other matters.

     At March 28, 2004, Harold Hamm, our principal shareholder, President and Chief Executive Officer and a Director, beneficially owned 13,037,328 shares of our outstanding common stock, representing, in the aggregate, approximately 90.7% of our outstanding common stock. As a result, Mr. Hamm is our controlling stockholder. The Harold Hamm DST Trust and Harold Hamm HJ Trust, together own the remaining 9.3% of our outstanding common stock. An independent third party is the trustee for both of these trusts and Harold Hamm has no beneficial ownership in them. Several affiliated companies controlled by Mr. Hamm provide us oilfield services. We expect these transactions will continue in the future and may result in conflicts of interest between Mr. Hamm's affiliated companies and us even though these arrangements are negotiated at arms length. We can provide no assurance that any such conflicts will be resolved in our favor. If Mr. Hamm ceases to be one of our executive officers, such would constitute an event of default under our credit facility, unless waived by the requisite percentage of banks.

REGULATION

     General. Various aspects of our oil and gas operations are subject to extensive and continually changing regulation, as legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statue to issue, and have issued, rules and regulations binding upon the oil and gas industry and its individual members.

     Regulations of Sales and Transportation of Natural Gas. The Federal Energy Regulatory Commission, or the FERC regulates the transportation and sale or resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. In the past, the federal government has regulated the prices at which oil and gas could be sold. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Our sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation and proposed regulation designed to increase competition within the natural gas industry, to remove various barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers and to establish the rates interstate pipelines may charge for their services. Similarly, the Oklahoma Corporation Commission and the Texas Railroad Commission have been reviewing changes to their regulations governing transportation and gathering services provided by intrastate pipelines and gatherers. While the changes being considered by these federal and state regulators would affect us only indirectly, they are intended to further enhance competition in natural gas markets. We cannot predict what further action the FERC or state regulators will take on these matters; however, we do not believe that any actions taken will have an effect materially different from the effect on other natural gas producers with whom we compete.

     Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC, state commissions and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

     Oil Price Controls and Transportation Rates. Our sales of crude oil, condensate and gas liquids are not currently regulated and are made at market prices. The price we receive from the sale of these products may be affected by the cost of transporting the products to market.

     Environmental. Our oil and gas operations are subject to pervasive federal, state and local laws and regulations concerning the protection and preservation of the environment (e.g., ambient air, and surface and subsurface soils and waters), human health, worker safety, natural resources, and wildlife. These laws and regulations affect virtually every aspect of our oil and gas operations, including our exploration for, and production, storage, treatment, and transportation of, hydrocarbons and the disposal of wastes generated in connection with those activities. These laws and regulations increase our costs of planning, designing, drilling, installing, operating, and abandoning oil and gas wells and appurtenant properties, such as gathering systems, pipelines, and storage, treatment and salt water disposal facilities.

     We have expended and will continue to expend significant financial and managerial resources to comply with applicable environmental laws and regulations, including permitting requirements. If we fail to comply with these laws and regulations, we may be subject to substantial civil and criminal penalties, claims for injury to persons and damage to properties and natural resources, and clean up and other remedial obligations. Although we believe that the operation of our properties generally complies with applicable environmental laws and regulations, the risk of incurring substantial costs and liabilities are inherent in the operation of oil and gas wells and appurtenant properties. We could also be subject to liabilities related to the past operations conducted by others at properties now owned by us, without regard to any wrongful or negligent conduct by us.

     We cannot predict what effect future environmental legislation and regulation will have upon our oil and gas operations. The possible legislative reclassification of certain wastes generated in connection with oil and gas operations as "hazardous wastes" would have a significant impact on our operating costs, as well as the oil and gas industry in general. The cost of compliance with more stringent environmental laws and regulations, or the more vigorous administration and enforcement of those laws and regulations, could result in material expenditures by us to remove, acquire, modify, and install equipment, store and dispose of waters, remediation of facilities, employ additional personnel, and implement systems to ensure compliance with those laws and regulations. These accumulative expenditures could have a material adverse effect upon our profitability and future capital expenditures.

     Regulation of Oil and Gas Exploration and Production. Our exploration and production operations are subject to various types of regulation at the federal, state and local levels. Such regulations include requiring permits and drilling bonds for the drilling of wells, regulating the location of wells, the method of drilling and casing wells, and the surface use and restoration of properties upon which wells are drilled. Many states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. Some state statutes limit the rate at which oil and gas can be produced from our properties.

EMPLOYEES

     As of March 29, 2004, we employed 302 people, including 112 administrative personnel, 11 geoscientists, 19 engineers and 160 field personnel. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory. From time to time we utilize the services of independent contractors to perform various field and other services.

ITEM 2.     PROPERTIES

EXPLORATION AND PRODUCTION SEGMENT

     Our oil and gas properties are located in selected portions of the Mid-Continent, Rocky Mountains and Gulf Coast regions. Through 1993, most of our activities and growth were focused in the Mid-Continent region. In 1993 we expanded our drilling and acquisition activities into the Rocky Mountain and Gulf Coast regions seeking added opportunity for production and reserve growth. The Rocky Mountain region was targeted for oil reserves with good secondary recovery potential and, therefore, long life reserves. The Gulf Coast region was targeted for natural gas reserves with shorter reserve life but high current cash flow. As of December 31, 2003, our estimated net proved reserves from all properties totaled 84.2 MMBoe with 85% of these reserves located in the Rocky Mountain region, 14% in the Mid-Continent region and 1% in the Gulf Coast region. At December 31, 2003, 87% of our net proved reserves were oil and 13% were natural gas. Our oil reserves are confined primarily to the Rocky Mountain region and our natural gas reserves are primarily from the Mid-Continent and Gulf Coast regions. Approximately $40.0 million, or 49%, of our projected $81.9 million capital expenditures for 2004 are focused on expansion and development of our oil properties in the Rocky Mountain region while the remaining $41.9 million, or 51%, is focused primarily on our natural gas projects in the Mid-Continent and Gulf Coast regions.

     The following table provides information with respect to our net proved reserves for our principal oil and gas properties as of December 31, 2003:

                                                                                                    % of Total
                                                                  Oil          Present Value       Present Value
                                   Oil            Gas          Equivalent     Of Future Cash      of Future Cash
                Area              (MBbl)         (MMcf)          (MBoe)       Flows<F1> (M$)         Flows<F1>
------------------------------ ------------- ---------------  -------------  ------------------  ------------------
ROCKY MOUNTAIN REGION:
  Williston Basin                    61,731          13,210         63,932      $      559,312               68.8%
  Big Horn Basin                      7,013           6,346          8,071              50,521                6.2%
                               ------------- ---------------  -------------  ------------------  ------------------
    Total ROCKY MOUNTAINS            68,744          19,556         72,003             609,833               75.0%
MID-CONTINENT REGION:
  Anadarko Basin                      1,418          39,968          8,079             143,153               17.6%
  Black Warrior Basin                     0             678            113               1,789                0.2%
  Texas Panhandle                        11           2,276            390               5,190                0.6%
  Illinois Basin                      2,723             533          2,812              31,870                3.9%
                               ------------- ---------------  -------------  ------------------  ------------------
    Total MID-CONTINENT               4,152          43,455         11,394             182,002               22.3%
GULF COAST REGION:
  Luby                                   16           1,687            297               8,596                1.2%
  Pebble Beach                           42           1,313            261               5,935                0.7%
  Texas Onshore                           0             144             24                 551                0.1%
  Louisiana Onshore                      35              20             38                 857                0.1%
  Offshore                               11             921            165               4,646                0.6%
                               ------------- ---------------  -------------  ------------------  ------------------
    Total GULF COAST                    104           4,085            785              20,585                2.7%
  TOTALS                             73,000          67,096         84,182      $      812,420              100.0%
                               ============= ===============  =============  ==================  ==================

<F1>
     Future estimated net cash flows discounted at 10%

ROCKY MOUNTAIN REGION

     Our Rocky Mountain properties are located primarily in the Williston Basin of North Dakota, South Dakota and Montana and in the Big Horn Basin of Wyoming. Estimated proved reserves for our Rocky Mountain properties at December 31, 2003, totaled 72.0 MMBoe and represented 75% of our PV-10. Approximately 48% of these estimated proved reserves are proved developed. During the twelve months ended December 31, 2003, our average net daily production from the Rocky Mountain properties was 7,294 Bbls of oil and 4,022 Mcf of natural gas, or 7,964 Boe per day. Our leasehold interests include 172,000 net developed and 397,000 net undeveloped acres, which represent 23% and 53% of our total leasehold, respectively. This leasehold is expected to be developed utilizing 3-D seismic, precision horizontal drilling and secondary recovery technologies, where applicable. As of December 31, 2003, our Rocky Mountain properties included an inventory of 69 development and 21 exploratory drilling locations.

     WILLISTON BASIN

     Cedar Hills Field. The Cedar Hills Field was discovered in November 1994. During the twelve months ended December 31, 2003, the Cedar Hills Field properties produced 3,092 net Boe per day to our interests. The Cedar Hills Field produces oil from the Red River "B" formation, a thin (eight feet), non-fractured, blanket-type, dolomite reservoir found at depths of 8,000 to 9,500 feet. All wells drilled by us in the Red River "B" formation were drilled exclusively with precision horizontal drilling technology. The Cedar Hills Field covers approximately 200 square miles and has a known oil column of 1,000 feet. From April 1995through December 31, 2003, we drilled or participated in 229 gross (224 net) horizontal wells, of which 222 were successfully completed, for a 97% net success rate. We believe that the Red River "B" formation in the Cedar Hills Field is well suited for enhanced secondary recovery using either HPAI and/or traditional water flooding technology. Both technologies have been applied successfully in adjacent secondary recovery units for over 30 years and have proven to increase oil recoveries from the Red River "B" formation by 200% to 300% over primary recovery. We are proficient using either technology and are in the process of implementing both as part of our secondary recovery operations in the Cedar Hills Field. Effective March 1, 2001, we obtained approval for two secondary recovery units in the Cedar Hills Field; the Cedar Hills North-Red River "B" Unit, or the CHNRRU located in Bowman and Slope Counties, North Dakota and the West Cedar Hills Unit, or WCHU located in Fallon County, Montana. We own 96% of the working interest in the CHNRRU and are the operator of the unit. The CHNRRU contains 143 wells and 50,000 acres. We own 100% of the working interest in the WCHU and are the unit operator. The WCHU contains 14 wells and 8,000 acres. An estimated $6.1 million will need to be invested during 2004 to fully implement our secondary recovery operations in the Cedar Hills Field. By the second quarter of 2004, we expect to have completed the 65 required injectors and installed facilities to begin injection in 100% of the units. The north half of the Cedar Hills Field began showing response to HPAI in November 2003. This increase in production should continue through 2006 when the field should be fully responding to HPAI. The Cedar Hills Field represents 50% of our estimated proved reserves and $401.9 million, or 49%, of the PV-10 of our proved reserves at December 31, 2003.

     Medicine Pole Hills, Medicine Pole Hills West, Medicine Pole Hills South, Buffalo, West Buffalo and South Buffalo Units. In 1995, we acquired the following interests in four production units in the Williston Basin: Medicine Pole Hills (63%), Buffalo (86%), West Buffalo (82%), and South Buffalo (85%). During the twelve months ended December 31, 2003, these units produced 2,264 Boe per day, net to our interests, and represented 11.6 MMBoe and $77.9 million, or 9%, of the PV-10 attributable to our estimated proved reserves as of December 31, 2003. These units are HPAI enhanced recovery projects that produce from the Red River "B" formation and are operated by us. All were discovered and developed with conventional vertical drilling. The oldest vertical well in these units has been producing for 47 years, demonstrating the long-lived production characteristic of the Red River "B" formation. There are 131 producing wells in these units and current estimates of remaining reserve life range from four to 13 years. We subsequently expanded the Medicine Pole Hills Unit through horizontal drilling into the Medicine Pole Hills West Unit, or MPHWU, which became effective April 1, 2000. The MPHWU produces from 18 wells and encompasses an additional 22 square miles of productive Red River "B" reservoir. We own approximately 80% of the MPHWU and began secondary injection November 22, 2000. The MPHWU was the first in a scheduled two-phase expansion of the Medicine Pole Hills Unit. Phase two of the expansion plan was successfully completed during 2001 delineating another 20 square miles of productive Red River B reservoir through horizontal drilling. The Medicine Pole Hills South Unit, or the MPHSU became effective October 1, 2002, and injection started in 2003.

     Lustre and Midfork Fields. In January 1992, we acquired the Lustre and Midfork Fields, which during the twelve months ended December 31, 2003, produced 367 Bbls per day, net to our interests. Wells in both the Lustre and Midfork Fields produce from the Charles "C" dolomite, at depths of 5,500 to 6,000 feet. Historically, production from the Charles "C" has a low daily production rate and is long lived. There are currently 44 wells producing in the two fields. We currently own 99,000 net acres in the Lustre and Midfork Field area of which 70,000 net leasehold acres remain undeveloped.

     We believe new reserves can be found on this undeveloped leasehold from the Charles C, Mission Canyon, Lodgepole, and Nisku reservoirs. These new reservoirs would come from drilling 12 exploratory locations identified from our 60 square miles of proprietary 3-D seismic data. During 2002, we tested the first of these locations and made a modest discovery in the Lodgepole formation. The discovery is significant since it established production 200 miles from the prolific Lodgepole fields near Dickinson, North Dakota. A development well drilled by us in 2003, offsetting the discovery was unsuccessful in establishing commercial production. We are assessing results and contemplating plans for further testing and development, but have no drilling scheduled for 2004.

     MB Project, Richland County, Montana. During 2003, we commenced operations in a new area that based on information developed to date, we expect to be another significant discovery of oil in the Rocky Mountain Region. We believe that the potential recoverable reserves of oil in this area could exceed 100 million gross barrels of oil, which potentially, could result in the addition of 25 million net barrels to our proved reserve base. The producing reservoir is the Bakken Formation which is a widespread, Devonian age shale deposited within the central portions of the Williston Basin. The Bakken is known to contain hydrocarbons throughout the Williston Basin and is considered to be one of the primary source rocks for the basin. Within the MB Project area, the Bakken is over-pressured and contains commercially producible quantities of oil and gas.

     Although this is a new venture for us, the activity in this area has been emerging over the last two years through the efforts of other operators. We delayed entry into this area and elected to monitor activity until the economics could be supported by results. Approximately 50 wells have been drilled by other operators in this area to date, with 100% success and initial flow rates of up to 1500 barrels of oil per day, or BOPD. Combined, these wells are currently producing in excess of 300,000 barrels of oil per month. The area is being developed using a combination of horizontal drilling and fracture technology at a cost of $2.0-$2.5 million per well. Wells are drilled to a vertical depth averaging 9,500' from which two opposing horizontal legs are drilled. Each horizontal leg is approximately 5,000 feet in length for a total footage drilled of 19,500 per well. Wells typically take 45 days to drill and 30 days to complete. A total of 10 rigs are drilling in this area and we believe over 200 wells will ultimately be drilled within the potentially productive area.

     During 2003, we assembled approximately 65,000 net acres and successfully drilled and completed four producers in the MB Project. These producers were completed flowing 400 to 1200 BOPD and assigned gross proved developed reserves averaging 500,000 barrels of oil, or 500 MBO, per well. We have identified an additional 54 wells to drill in the MB Project over the next 2 years. Of these 54 wells, 21 have been classified as PUD and assigned gross reserves of 500 MBO per well in our 2003 reserve report. We anticipate most of the remaining locations will be classified as proved undeveloped, or PUD, by year-end 2004. Our average working interest in these wells should exceed 70%. At this time we have one rig drilling continuously in the MB Project and we plan to add a second rig in April 2004 with a third rig possibly moving in during the fourth quarter 2004.

     BIG HORN BASIN

     Worland Field During the twelve months ended December 31, 2003, the Worland Field properties produced 1,510 Boe per day, net to our interests. These properties cover 78,000 net leasehold acres in the Worland Field of the Big Horn Basin in northern Wyoming, of which 27,000 net acres are held by production and 51,000 net acres are non-producing or prospective. Approximately two-thirds of our producing leases in the Worland Field are within five federal units, the largest of which, the Cottonwood Creek Unit, has been producing for more than 40 years. All of the units produce principally from the Phosphoria formation, which is the most prolific oil producing formation in the Worland Field. Four of the units are unitized as to all depths, with the Cottonwood Creek Field Extension (Phosphoria) Unit being unitized only as to the Phosphoria formation. We are the operator of all five of the federal units. We also operate 38 producing wells located on non-unitized acreage. Our Worland Field properties include interests in 313 producing wells; and we operate 297, or 95% of these wells.

     As of December 31, 2003, the estimated net proved reserves attributable to our Worland Field properties were approximately 8.1 MMBoe, with an estimated PV-10 of $50.5 million. Approximately 87%, by volume, of these proved reserves consist of oil, principally in the Phosphoria formation. Oil produced from our Worland Field properties is low gravity, sour (high sulphur content) crude, resulting in a lower sales price per barrel than non-sour crude, and is sold into a Marathon pipeline or is trucked from the lease. Oil from the Worland Field is sold at a price based on NYMEX less a differential ranging from $4.00 - $6.00 per barrel. Gas produced from the Worland Field properties is also sour, resulting in a sale price that is less per Mcf than non-sour natural gas.

     We believe that secondary and tertiary recovery projects have significant potential for the addition of reserves in the Worland Field area fields. We continue to seek the best method for increasing recovery from the producing reservoirs. Currently, we have one Tensleep waterflood project and one pilot imbibitions flood underway. We implemented water injection into five wells in late 2002 to evaluate secondary and pressure recovery techniques that will best process the Phosphoria dolomite oil reserves. Production should be enhanced in as many as 20 offset wells. We have installed the system for expansion if the results meet expectations. In addition to the secondary and pressure recovery projects, we have evaluated infill drilling opportunities identifying 36 locations scheduled for drilling beginning in 2006, which we estimate will add
3.5 MMBoe to our proved reserves. As evidenced by past infill drilling and acid fracturing stimulations, reserve growth can be significant.

     MID-CONTINENT REGION

     Our Mid-Continent properties are located primarily in the Anadarko Basin of western Oklahoma and the Texas Panhandle. During 2001, we expanded our operations in the Mid-Continent through the acquisition of Farrar Oil Company's assets in the Anadarko and Illinois Basins and expanding exploration into the Black Warrior Basin. At December 31, 2003, our estimated proved reserves in the Mid-Continent totaled 11.4 MMBoe and represented 22% of our PV-10. At December 31, 2003, approximately 65% of our estimated proved reserves in the Mid-Continent were natural gas. Net daily production from these properties during 2003 averaged 1,895 Bbls of oil and 15,517 Mcf of natural gas, or 4,481 Boe to our interests. Our Mid-Continent leasehold position includes 99,000 net developed and 65,000 net undeveloped acres, representing 13% and 9% of our total net leasehold, respectively, at December 31, 2003. As of December 31, 2003, our Mid-Continent properties included an inventory of 33 development and 44 exploratory drilling locations.

     Anadarko Basin. The Anadarko Basin properties contained 71% of our estimated proved reserves for the Mid-Continent region and 18% of our total PV-10 at December 31, 2003, and represented 60% of our estimated proved reserves of natural gas. During the twelve months ended December 31, 2003, net daily production from our Anadarko Basin properties averaged 767 Bbls of oil and 14,020 Mcf of natural gas, or 3,103 Boe to our interests from 649 gross (302 net) producing wells, 352 of which are operated by us. Our Anadarko Basin wells produce from a variety of sands and carbonates in both stratigraphic and structural traps in the Arbuckle, Oil Creek, Viola, Mississippian, Springer, Morrow, Red Fork, Oswego, Skinner and Tonkawa formations, at depths ranging from 6,000 to 12,000 feet. These properties have been a steady source of cash flow for us and are continually being developed by infill drilling, recompletions, workovers, new leasing and exploratory drilling. Average net daily production for 2003 was up approximately 4% over 2002, but increased significantly more during the fourth quarter of 2003 with the completion of two wells, each capable of producing up to 5,000 Mcf daily. During 2003, we drilled 13 wells, with 11 completed as producers and two dry holes. As of December 31, 2003, we had identified 27development and 22 exploratory drilling locations on our properties in the Anadarko Basin. We plan to drill 20 wells in 2004 with a majority of the drilling focused in the prolific Morrow-Springer reservoirs of Blaine County, Oklahoma.

     Illinois Basin. Our Illinois Basin properties contained 25% of our estimated proved reserves for the Mid-Continent region and 4% of our total PV-10 at December 31, 2003. Net daily production during the twelve months ended December 31, 2003, averaged 1,124 Bbls of oil and 203 Mcf of natural gas, or 1,157 Boe to our interests from 761 gross (613 net) producing wells, 651, or 86% of which are operated by us. Approximately 77% of our net oil production in this basin comes from 32 active secondary recovery projects. Our expertise results in very efficient operations combined with low decline rates which make most of the properties very long lived. Many of the projects have been active for over 16 years with many years of economic life remaining. Two new secondary recovery projects are planned for implementation during 2004. All properties are constantly being evaluated and we are continually performing numerous workovers and making injection enhancements. As of December 31, 2003, we had five development and 17 exploratory drilling locations. All of the exploratory drill sites were selected from interpretations utilizing detailed geological studies and computer mapping with all but one defined by seismic programs shot by us. In addition, we have six active exploration project areas with seismic programs to cover the majority of these areas to be shot during 2004. Included in this seismic program are three projects where the use of 3-D seismic technology will be employed.

     Black Warrior Basin. In April 2000, we began a grass roots effort to expand our exploration program into the Black Warrior Basin located in eastern Mississippi and western Alabama. The basis for the expansion was to capitalize on our in-house geologic expertise and add opportunities for shallow gas to our drilling program. The play offers significant upside, with minimal competition, low acreage and drilling costs as well as substantial room for expansion given success. Reservoirs are Pennsylvanian and Mississippian age sands found at depths of 2,500 feet to 4,500 feet with reserves of .75 Bcf per well on average. As of December 31, 2003, we had acquired 26,000 net acres and acquired licenses to approximately 1,500 miles of 2-D seismic data across the basin.

     Results to date have not met with expectations and we are contemplating exiting the play. Net daily production during the twelve months ended December 31, 2003, averaged 514 Mcf of natural gas or 86 Boe to our interests. During 2003, we drilled two wells and established one producer. We plan to drill two wells during 2004 and the results of these wells will dictate our continued commitment to the basin.

     GULF COAST

     Our Gulf Coast activities are located primarily in South Texas and include the Pebble Beach and Luby Projects located in Nueces County, Texas. We also own a majority position in and operate the Jefferson Island Project in Iberia Parish, Louisiana and we participate in non-operated shallow Gulf of Mexico wells through a joint venture arrangement with Challenger Minerals, Inc. At December 31, 2003, our estimated proved reserves in the Gulf Coast totaled .8 MMBoe (87% gas) representing 3% of our total PV-10 and 6% of our estimated proved reserves of natural gas. During 2003, our Gulf Coast producing wells represented only 5% of our total producing well count, but produced 33% of our total gas production for the year. Net daily production from these properties is 281 Bbls of oil and 9,489 Mcf of natural gas or 1,862 Boe to our interests from 115 gross (93 net) producing wells. Our leasehold position includes 8,000 net developed and 14,000 net undeveloped acres representing 1% and 2% of our total leasehold respectively. From a combined total of 160 square miles of proprietary 3-D data, a total of 23 development and 16 exploratory locations have been identified for drilling on these projects.

     South Texas. The Pebble Beach and Luby projects target the prolific Frio and Vicksburg sands underlying and surrounding the Clara Driscoll and Luby fields in Nueces County, Texas. These sandstone reservoirs produce on structures readily defined by seismic and remain largely untested below the existing producing reservoirs in the fields at depths ranging from 6,000 feet to 13,000 feet. At December 31, 2003, our estimated proved reserves in the Pebble Beach/Luby fields totaled 3,000 MMcf or 4% of our estimated proved reserves of natural gas. Net daily production during the twelve months ended December 31, 2003, averaged 96 Bbls of oil and 6,977 Mcf of gas, or 1,259 Boe to our interests. We own 20,000 gross and 16,000 net acres and have acquired 95 square miles of proprietary 3-D seismic data in these two projects. From the proprietary 3-D data, we have identified 22 development and 7 exploratory locations for drilling from the proprietary 3-D data.

     During 2003, we drilled 12 wells in the Pebble Beach and Luby projects with 10 being completed as producing wells and two dry holes. Two significant recompletions were also conducted during the year. The drilling and recompletions activity increased net average daily production by 140% over 2002 production levels. We also expanded our exploration efforts in the Nueces County area by acquiring an additional 65 square miles of proprietary 3-D seismic data across our new Oakmont Project. The seismic data has identified several potential drilling opportunities in the Oakmont Project and we have leased or are in the process of acquiring leases on each. Efforts to expand our activity in South Texas are ongoing and we expect to drill five development and two exploratory wells in the Pebble Beach and Luby projects during 2004.

     Jefferson Island. Our Jefferson Island project is an underdeveloped salt dome that produces from a series of prolific Miocene sands. To date the field has produced 111.2 MMBoe from approximately one quarter of the total dome. The remaining three quarters of the faulted dome complex are essentially unexplored or underdeveloped. We control 1,300 gross and 1,000 net acres in the project and own 35 square miles of proprietary 3-D seismic covering the property. During 2003, we drilled one dry hole and conducted 1 recompletion of a successful exploratory well originally completed in 2002. This recompletion proved successful flowing 320 barrels of oil per day. The exploratory well was successful and penetrated 180 feet of pay in multiple sands underlying a 3-D imaged salt overhang along the flank of the salt dome complex. The discovery is quite significant in that it confirmed our ability to image the salt and encounter pay in sand reservoirs not previously known to produce in the field. We have identified two additional exploratory drilling locations and plan to drill one development and one exploratory well in 2004.

     Gulf of Mexico. In July 1999 we elected to expand our drilling program into the shallow waters of the Gulf of Mexico, or GOM through a joint venture arrangement with Challenger Minerals, Inc. This was part of our ongoing strategy to build our opportunity base of high rate of return, natural gas reserves in the Gulf Coast region. The expansion into the GOM has proven successful and as of December 31, 2003, we have participated in 19 wells that have resulted in 10 producers, eight dry holes, and one well junked and abandoned. During 2003, we participated in three wells of which two were completed as producers and one was junked and abandoned with plans to be redrilled in 2004. We currently have seven wells in inventory of which five are to be drilled during 2004. Working interest should average approximately 20% with risked investments limited to approximately $1.0 million per well.

NET PRODUCTION, UNIT PRICES AND COSTS

     The following table presents certain information with respect to our oil and gas production, prices and costs attributable to all oil and gas property interests owned by us for the periods shown:

                                                           Year Ended December 31,
                                                ----------------------------------------------
NET PRODUCTION DATA:                                 2001           2002            2003
                                                -------------- -------------- ---------------
Oil and condensate (MBbl)                             3,489          3,810          3,463
Natural gas (MMcf)                                    8,411          9,229         10,751
Total (MBoe)                                          4,893          5,352          5,255
UNIT ECONOMICS
Average sales price per Bbl (w/o hedges)         $      23.79   $      24.05   $      28.88
Average sales price per Bbl (with hedges)        $      23.87   $      22.56   $      25.98
Average sales price per Mcf                      $       3.41   $       2.46   $       4.55
Average sales price per Boe (w/o hedges)         $      22.82   $      21.36   $      28.35
Average sales price per Boe (with hedges)        $      22.92   $      20.32   $      26.44
Production expense and taxes                     $       7.52   $       6.75   $       9.11
DD&A expense per Boe                             $       4.90   $       5.04   $       7.10
General and administrative expense per Boe       $       1.79   $       1.99   $       2.13
                                                -------------- -------------- ---------------
Gross Margin                                     $       8.71   $       6.54   $       8.10


PRODUCING WELLS

     The following table sets forth the number of our productive wells, exclusive of injection wells and water wells, as of December 31, 2003. In the table "gross" refers to total wells in which we had a working interest and "net" refers to gross wells multiplied by our working interest.

                                       OIL WELLS                    GAS WELLS                 TOTAL WELLS
                             -------------------------------------------------------------------------------------
                                 GROSS           NET          GROSS           NET          GROSS          NET
                             -------------  ------------- -------------  ------------  ------------- -------------
ROCKY MOUNTAIN REGION
  Williston Basin                     331            296             1             0            332           296
  Big Horn Basin (1)                  312            278             1             1            313           279
                             -------------  ------------- -------------  ------------  ------------- -------------
  Total ROCKY MOUNTAIN                643            574             2             1            645           575

MID-CONTINENT REGION
  Anadarko Basin                      363            216           286            86            649           302
  Texas Panhandle                      10              5            20            12             30            17
  Illinois Basin                      718            572            43            41            761           613
  Black Warrior Basin                   1              1             6             4              7             5
                             -------------  ------------- -------------  ------------  ------------- -------------
  Total MID-CONTINENT               1,092            794           355           143          1,447           937

GULF COAST REGION
  Louisiana Onshore                     2              1             7             3              9             4
  Luby                                 32             32            38            38             70            70
  Offshore                              2              0             9             1             11             1
  Pebble Beach                          3              3            20            13             23            16
  Texas Onshore                         0              0             2             2              2             2
                             -------------  ------------- -------------  ------------  ------------- -------------
  Total GULF COAST                     39             36            76            57            115            93

TOTAL                               1,774          1,404           433           201          2,207         1,605
                             =============  ============= =============  ============  ============= =============


ACREAGE

     The following table sets forth our developed and undeveloped gross and net leasehold acreage as of December 31, 2003. In the table "gross" refers to total acres in which we had a working interest and "net" refers to gross acres multiplied by our working interest.

                                     Developed                    Undeveloped                    Total
                          -------------------------------  ------------------------  -------------------------------
                              Gross            Net            Gross        Net           Gross            Net
                          --------------- ---------------  ------------ -----------  --------------- ---------------
Rocky Mountain Region
Williston Basin                  159,585         144,507       417,351     329,088          576,936         473,595
Big Horn Basin                    28,568          27,489        52,872      50,971           81,440          78,460
Canada                                 0               0        17,117      17,117           17,117          17,117
      Total Rocky Mountain       188,153         171,996       487,340     397,176          675,493         569,172
Mid-Continent Region
Anadarko Basin                   106,889          67,493        32,862      24,694          139,751          92,187
Black Warrior Basin                2,441           1,501        36,452      24,467           38,893          25,968
Illinois Basin                    39,422          29,997         9,963       9,963           49,385          39,960
New Mexico                             0               0           560         560              560             560
Other                                  0               0         5,081       5,079            5,081           5,079
                          --------------- ---------------  ------------ -----------  --------------- ---------------
      Total Mid-Continent        148,752          98,991        84,918      64,763          233,670         163,754

Gulf Coast Region                 20,064           8,002        25,813      13,708           45,877          21,710
                          --------------- ---------------  ------------ -----------  --------------- ---------------
      Total Gulf Coast            20,064           8,002        25,813      13,708           45,877          21,710

      Grand Total Acreage        356,969         278,989       598,071     475,647          955,040         754,636
                          =============== ===============  ============ ===========  =============== ===============


DRILLING ACTIVITIES

     The following table sets forth our drilling activity on its properties for the periods indicated. In the table "gross" refers to total wells in which we had a working interest and "net" refers to gross wells multiplied by our working interest.

                                                           YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------------
                                             2001                   2002                  2003
                                   --------------------------------------------------------------------
                                      GROSS       NET        GROSS       NET       GROSS        NET
                                   ----------- ---------- ----------- ---------- ----------- ----------
DEVELOPMENT WELLS:
  Productive                                32      25.4          52       46.4          48       40.7
  Non-productive                            15       7.2           5        4.3           3        2.9
                                   ----------- ---------- ----------- ---------- ----------- ----------
    Total                                   47      32.6          57       50.7          51       43.6
                                   =========== ========== =========== ========== =========== ==========

EXPLORATORY WELLS:
  Productive                                11       5.7          16       12.8          11        7.8
  Non-productive                            10       5.5           9        6.2           4        2.8
                                   ----------- ---------- ----------- ---------- ----------- ----------
    Total                                   21      11.2          25       19.0          15       10.6
                                   =========== ========== =========== ========== =========== ==========


OIL AND GAS RESERVES

     The following table summarizes the estimates of our net proved oil and gas reserves and the related PV-10 of such reserves at the dates shown. Ryder Scott Company Petroleum Engineers prepared the reserve and present value data with respect to certain of our oil and gas properties, which represented 97.6% of our PV-10 at December 31, 2001, 89.0% of our PV-10 at December 31, 2002, and 83.4% of our PV-10 at December 31, 2003. We prepared the reserve and present value data on all other properties.

(Dollars in thousands)                         December 31,
                                 -----------------------------------------
Proved developed reserves:           2001         2002          2003
                                 -------------- ------------ -------------
  Oil (MBbl)                            31,325       33,626        36,106
  Natural Gas (MMcf)                    56,647       69,273        63,327
  Total (MBoe)                          40,766       45,172        46,660
Proved undeveloped reserves:
  Oil (MBbl)                            28,406       29,655        36,894
  Natural Gas (MMcf)                   (4,381)          674         3,769
  Total (MBoe)                          27,676       29,767        37,522
Total proved reserves:
  Oil (MBbl)                            59,731       63,281        73,000
  Natural Gas (MMcf)                    52,266       69,947        67,096
  Total (MBoe)                          68,442       74,939        84,182
PV-10<F1>                             $308,604     $633,396      $812,420

<F1>
     PV-10 represents the present value of estimated future net cash flows before income tax discounted at 10%. In accordance with applicable requirements of the Commission, estimates of our proved reserves and future net cash flows are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). The prices used in calculating PV-10 as of December 31, 2001, 2002, and 2003 were $18.67 per Bbl of oil and $1.96 per Mcf of natural gas, $29.04 per Bbl of oil and $3.33 per Mcf of natural gas, and $30.49 per Bbl of oil and $4.64 per Mcf of natural gas, respectively.


     Estimated quantities of proved reserves and future net cash flows there from are affected by oil and gas prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond the control of the producer. The reserve data set forth in this annual report on Form 10-K represent only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers, including those used by us, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing oil and gas prices, operating costs and other factors, which revisions may be material. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based.

     In general, the volume of production from oil and gas properties declines as reserves are depleted. Except to the extent we acquire properties containing proved reserves or conduct successful exploitation and development activities, our proved reserves will decline as reserves are produced. Our future oil and gas production is, therefore, highly dependent upon our level of success in finding or acquiring additional reserves.

GAS GATHERING, MARKETING AND PROCESSING SEGMENT

     GAS GATHERING SYSTEMS

     Eagle Chief Gas Plant and Gas Gathering System. In 1995 we completed construction and commenced operation of our Eagle Chief Gas Processing Plant. The plant is utilized to process gas purchased at the wellhead by us from various producers and is located in Northwest Oklahoma near the town of Carmen. We gather casinghead gas and natural gas from more than 300 wells that are connected to the system. The gas is gathered through low-pressure pipelines and is redelivered to the plant for processing. Natural gas liquids are extracted from the gas stream at the plant. The liquids are transported via pipeline to Koch's Medford facility for fractionation. Residue gas is sold at the tailgate of the plant to either intrastate or interstate pipelines. Natural gas and casinghead gas are purchased at the wellhead primarily under market sensitive percent-of-proceeds-index contracts or fee-based contracts. Under percent-of-proceeds-index contracts, we receive a fixed percentage of the monthly index posted price for natural gas and a fixed percentage of the resale price for natural gas liquids. We generally receive between 20% and 30% of the posted index price for natural gas sales and 20% to 30% of the proceeds received from the natural gas liquids. Under the fee-based contracts, we receive a fixed rate per MMBTU for gas sold. This rate per MMBTU remains fixed regardless of commodity prices.

     Matli Gas Plant and Gas Gathering System. In 2003 we completed construction and commenced operation of our Matli Gas Processing Plant. The plant is utilized to process gas purchased at the wellhead by us from various producers and is located in Central Oklahoma near the town of Watonga. The system, which was constructed in 1998, gathers natural gas from more than 35 wells that are connected to the system. The gas is gathered through low-pressure pipelines and is redelivered to the plant for processing. Natural gas liquids are extracted from the gas stream at the plant. The liquids are transported via truck to Koch's Medford facility for fractionation. Residue gas is sold on an intrastate pipeline located at the tailgate of the plant. Natural gas and casinghead gas are purchased at the wellhead primarily under fee-based contracts. Under the fee-based contracts, we receive a fixed rate per MMBTU for gas sold. This rate per MMBTU remains fixed regardless of commodity prices.

     Badlands Gas Plant & Gas Gathering System. In 1998 we completed construction and commenced operation of our Badlands Gas Processing Plant. The plant, which is located in North Dakota, is utilized to process gas purchased at the wellhead by us from various producers that are located in North Dakota, South Dakota and Montana. We gather casinghead gas and natural gas from more than 150 wells that are connected to the system. The gas is gathered through low-pressure pipelines and is redelivered to the plant for processing. Natural gas liquids are extracted from the gas stream at the plant. Propane is derived from the fractionation of natural gas liquids at the plant. The propane is sold to various end-users at the tailgate of the plant. The remaining natural gas liquids are transported via truck for fractionation. Residue gas is sold at the tailgate of the plant to end-users or on the interstate pipeline located at the tailgate of the plant. Natural gas and casinghead gas are purchased at the wellhead primarily under market sensitive percent-of-proceeds-index contracts. Under percent-of-proceeds-index contracts, we receive a fixed percentage of the monthly index posted price for natural gas and a fixed percentage of the resale price for natural gas liquids. We generally receive between 0% and 50% of the posted index price for natural gas sales and 50% to 90% of the proceeds received from the natural gas liquids.

OIL AND GAS MARKETING

     Our oil and gas production is sold primarily under market-sensitive or spot price contracts. We sell substantially all of our casinghead gas to purchasers under varying percentage-of-proceeds contracts. By the terms of these contracts, we receive a fixed percentage of the resale price received by the purchaser for sales of natural gas and natural gas liquids recovered after gathering and processing our gas. We normally receive between 80% and 100% of the proceeds from natural gas sales and from 80% to 100% of the proceeds from natural gas liquids sales received by our purchasers when the products are resold. The natural gas and natural gas liquids sold by these purchasers are sold primarily based on spot market prices. The revenues received by us from the sale of natural gas liquids are included in natural gas sales. As a result of the natural gas liquids contained in our production, we have historically improved our price realization on our natural gas sales as compared to Henry Hub or other natural gas price indexes. For the year ended December 31, 2003, purchases of our natural gas production by Crosstek Corpus Christi accounted for 30% of our total gas sales for such period and for the same period purchases of our oil production by Link Energy Corporation, formerly EOTT Energy Corporation, accounted for 65% of our total produced oil sales. Due to the availability of other markets, we do not believe that the loss of any crude oil or gas customer would have a material effect on our results of operations.

     Periodically we utilize various price risk management strategies to fix the price of a portion of our future oil and gas production. We do not establish hedges in excess of our expected production. These strategies customarily emphasize forward-sale, fixed-price contracts for physical delivery of a specified quantity of production or swap arrangements that establish an index-related price above what we pay the hedging partner and below which the hedging partner pays us. These contracts allow us to predict with greater certainty the effective oil and gas prices to be received for our hedged production and benefit us when market prices are less than the fixed prices provided in our forward-sale contracts. However, we do not benefit from market prices that are higher than the fixed prices in such contracts for our hedged production. In August 1998, we began engaging in oil trading arrangements as part of our oil marketing activities. Under these arrangements, we contracted to purchase oil from one source and to sell oil to an unrelated purchaser, usually at disparate prices. During the second quarter of 2002, we discontinued crude oil trading contracts.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established trading market for our common stock. As of March 29, 2004, there were three record holders of our common stock. We issued no equity securities during 2003. During 2000, we established a Stock Option Plan with 1,020,000 shares available, of which options to purchase an aggregate of 172,000 shares have been granted.

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected historical consolidated financial data for the periods ended and as of the dates indicated. The statements of operations and other financial data for the years ended December 31, 1999, 2000, 2001, 2002, and 2003 and the balance sheet data as of December 31, 1999, 2000, 2001, 2002 and 2003, have been derived from, and should be reviewed in conjunction with, our consolidated financial statements, and the notes thereto. Ernst & Young LLP audited our financial statements for 2003 and 2002; Arthur Andersen LLP audited the remaining years. The balance sheets as of December 31, 2002, and 2003, and the statements of operations for the years ended December 31, 2001, 2002 and 2003, are included elsewhere in this annual report on Form 10-K. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto included elsewhere in this report.

     Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

          Statement of Operating Data:                                        YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------------------------
 (Dollars in thousands, except per share data)         1999            2000              2001             2002             2003
                                                --------------- ----------------- ---------------- ---------------- ------------
Revenue:
  Oil and Gas Sales                             $    65,949     $   115,478       $   112,170      $   108,752      $   138,948
  Crude Oil Marketing Income                        241,630         279,834           245,872          153,547          168,092
  Change in Derivative Fair Value                         -               -                 -           (1,455)           1,455
  Gas Gathering, Marketing and Processing            21,563          32,758            44,988           33,708           74,459
  Oil and Gas Service Operations                      3,368           5,760             6,047            5,739            9,114
                                                --------------- ----------------- ---------------- ---------------- -------------
Total Revenues                                      332,510         433,830           409,077          300,291          392,068

Operating Costs and Expenses:
  Production                                         14,796          20,301            28,406           28,383           37,604
  Production Taxes                                    4,572           9,506             8,385            7,729           10,251
  Exploration                                         3,191           9,965            15,863           10,229           17,221
  Crude Oil Marketing                               236,135         278,809           245,003          152,718          166,731
  Gas Gathering, Marketing and Processing            18,391          28,303            36,367           29,783           68,969
  Oil and Gas Service Operations                      3,420           5,582             5,294            6,462            8,046
  Depreciation, Depletion and Amortization
    of Oil and Gas Properties                        15,638          15,738            23,678           26,942           37,329
  Depreciation and Amortization of Other Assets       3,911           3,814             4,053            4,438            5,038
  Property Impairments                                5,154           5,631            10,113           25,686            8,975
  ARO Accretion                                           -               -                 -                -            1,151
  General and Administrative                          4,540           7,142             8,753           10,713           11,178
                                                --------------- ----------------- ---------------- ---------------- -------------
Total Operating Costs and Expenses                  309,748         384,791           385,915          303,083          372,493

  Operating Income (Loss)                            22,762          49,039            23,162           (2,792)          19,575

  Interest Income                                       310             756               630              285              108
  Interest Expense                                  (17,370)        (16,514)          (15,674)         (18,401)         (20,258)
  Other Revenue (Expense), net                          266           4,499             3,549              876              753
                                                --------------- ----------------- ---------------- ---------------- -------------
Total Other Income (Expense)                        (16,794)        (11,259)          (11,495)         (17,240)         (19,397)

  Change in Accounting Principle<F1>                 (2,048)              -                 -                -            2,162

Net Income (Loss)                               $     3,920     $    37,780       $    11,667      $   (20,032)     $     2,340
                                                =============== ================= ================ ================ =============
BASIC EARNING (LOSS) PER COMMON SHARE:
  Earnings before cumulative effect of
    accounting change                           $      0.42     $      2.63       $     $0.81      $     (1.39)     $      0.01
  Cumulative effect of accounting change              (0.15)              -                 -                -             0.15
                                                --------------- ----------------- ---------------- ---------------- -------------
  Basic                                         $      0.27     $      2.63       $      0.81      $     (1.39)     $      0.16
                                                =============== ================= ================ ================ =============
DILUTED EARNING (LOSS) PER COMMON SHARE:
  Earnings before cumulative effect of
    accounting change                           $      0.42     $      2.62       $      0.81      $     (1.39)     $      0.01
  Cumulative effect of accounting change              (0.15)              -                 -                -             0.15
                                                --------------- ----------------- ---------------- ---------------- -------------
  Diluted                                       $      0.27     $      2.62       $      0.81      $     (1.39)     $      0.16
                                                ============ == ================= ================ ================ =============

OTHER FINANCIAL DATA:
  Adjusted EBITDA<F2>                           $    49,184     $    89,442       $    81,048      $    65,664      $    90,150
  Net cash provided by operations                    26,179          72,262            63,413           46,997           65,246
  Net cash used in investing                        (15,972)        (44,246)         (106,384)        (113,295)        (108,791)
  Net cash provided by (used in) financing          (15,602)        (31,287)           43,045           61,593           43,302
  Capital expenditures<F3>                           57,530          51,911           111,023          113,447          114,145
RATIOS:
  Adjusted EBITDA to interest expense                   2.8x            5.4x              5.2x             3.6x             4.5x
  Total funded debt to Adjusted EBITDA<F4>              3.5x            1.6x              2.2x             3.6x             3.1x
  Earnings to fixed charges<F5>                         1.2x            3.3x              1.7x              N/A             1.1x
BALANCE SHEET DATA (AT PERIOD END):
  Cash and cash equivalents                     $    10,421     $     7,151       $     7,225      $     2,520      $     2,277
  Total assets                                      282,559         298,623           354,485          406,677          484,988
  Long-term debt, including current maturities      170,637         140,350           183,395          247,105          290,920
  Stockholder's equity                               86,666         123,446           135,113          115,081          116,932

<F1>
     Change in accounting  principle in the year 1999 represents the cumulative effect impact of adopting EITF 98-10 "Accounting for Energy Trading and Risk Management  Activities." The cumulative effect of change in accounting  principle adjustment in the year 2003 represents the adopting SFAS No. 143, Accounting for Asset Retirement Obligations.
<F2>
     Adjusted EBITDA represents earnings before change in accounting,  interest expense, income taxes,  depreciation,  depletion, amortization,  accretion  expense,  impairment of property and  exploration  expense,  excluding  proceeds  from  litigation settlements. Adjusted EBITDA is not a measure of cash flow as determined in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to, or more  meaningful  than, net income or cash flow as determined in accordance with GAAP or as an indicator of a company's  operating  performance  or  liquidity.  Certain items  excluded from adjusted  EBITDA are significant components in understanding and assessing a company's financial performance, such as a company's cost of capital and tax structure,  as well as historic costs of depreciable  assets,  none of which are components of adjusted EBITDA.  Our computation of adjusted EBITDA may not be comparable to other similarly titled measures of other companies.  We believe that adjusted  EBITDA is a widely  followed  measure of  operating  performance  and may also be used by investors to measure our ability  to meet  future  debt  service  requirements,  if any.  Adjusted  EBITDA  does not give  effect to our  exploration expenditures,  which are largely discretionary by us and which, to the extent expended, would reduce cash available for debt service, repayment of indebtedness and dividends. (See Item 15.(a)3. Exhibit 12.1 for EBITDA reconciliation)
<F3>
     Capital  expenditures  include  costs  related to our  acquisitions  of producing  oil and gas  properties  and include the contribution  of the Worland  properties by our principal  stockholder  of $22.4 million during the year ended December 31,
     1999,  and the purchase of the assets of Farrar Oil Company and Har-Ken Oil Company for $33.7 million during the year ended
     December 31, 2001.  Capital  expenditures for 2002 included $47.2 million for Cedar Hill's development and $9.9 million for capital  leases.  Capital  expenditures  for 2003 included $36.7 million for Cedar Hill's  development and $4.7 million for capital leases.
<F4>
     Total funded debt to Adjusted  EBITDA  excludes  capital  leases of $13.8 million in 2003 and $12.0  million in 2002.  (See
     Item 15.(a)3. Exhibit 12.1 for EBITDA reconciliation)
<F5>
     For  purposes  of  computing  the ratio of earnings  to fixed  charges,  earnings  are  computed as income from  continuing operations before fixed charges. Fixed charges consist of interest expense and amortization of debt issuance costs. For the year ended  December  31, 2002,  earnings  were  insufficient  to cover fixed  charges by $20.0 million, respectively. (See
     Item 15.(a)3. Exhibit 12.2)

Reconciliation of Non-GAAP Measures

     We define adjusted EBITDA as net income plus interest, income tax expense, depreciation, depletion and amortization, and exploration expense. We have included information in this report because investors use it as a measure of the ability of a company to service or incur indebtedness and because it is a financial measure commonly used in our industry.

     A reconciliation of adjusted EBITDA to net income (loss) from continuing operations as determined in accordance with generally accepted accounting principles is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------
                                               1999         2000        2001         2002        2003
                                          -----------  -----------  ----------  -----------  -----------
Net Income (loss)                         $    3,920   $  37,780    $  11,667   $  (20,032)  $   2,340
Add back:
Income taxes                                       -           -            -            -           -
Interest expense                              17,370      16,514       15,674       18,401      20,258
Depreciation, depletion and amortization      19,549      19,552       27,731       31,380      42,367
Property impairments                           5,154       5,631       10,113       25,686       8,975
Accretion expense                                  -           -            -            -       1,151
Exploration expense                            3,191       9,965       15,863       10,229      17,221
Less change in accounting principle                -           -            -            -      (2,162)
                                          -----------  -----------  ----------  -----------  -----------

Adjusted EBITDA                           $   49,184   $  89,442    $  81,048   $   65,664   $  90,150


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following   discussion   should  be  read  in  conjunction   with  our
consolidated   financial   statements   and  notes   thereto  and  the  selected
consolidated financial data included elsewhere herein.

OVERVIEW

Significant Events of 2003

Cedar Hills Units 2003 Summary

     In 2003 CRI continued in its development of the secondary recovery projects for the North Cedar Hills Unit in North Dakota. This huge secondary oil recovery project continues to be on-schedule, both from an expense/cost standpoint and a production standpoint, and 96% complete. High-pressure air injection was initiated on January 14, 2003. A total of 24 in-fill horizontal injection wells were drilled during 2003 at an approximate cost of $29 million. There were 48 wells converted to injection during 2003 for a cost of $10.5 million. Air injection started in mid-January into four wells and by December injection averaged 40 MMcfd into 47 wells. By December, nine wells were beginning to respond to injection. The actual response time corresponds favorably with the computer simulation and analog models.

Middle Bakken Field, Richland County, Montana

     During 2003 we entered a new play that is proving to be another significant discovery/development of oil in the Rocky Mountain Region. The potential size of the discovery could rival that of Cedar Hills and be of similar proportion to Continental's interest. The producing Bakken reservoir is widespread, Devonian age shale deposited within the central portions of the Williston Basin. The Bakken is considered to be one of the primary source rocks for the basin. This play has been emerging over the last two years through the efforts of various operators in the basin. The play is being developed using a combination of horizontal drilling and frac technology. During 2003 we assembled approximately 65,000 net acres and successfully drilled and completed four producers. These producers were completed flowing 400 to 1200 BOPD and gross PDP reserves average 500 MBO per well. We are planning to move a second rig and its horizontal drilling experienced crews from the Cedar Hills project to the Middle Bakken Field to develop acreage in the field recently acquired by CRI. We also have plans to add a third rig later in the year in this field. Scheduled development of this prolific field is expected to take three years.

Continental Gas, Inc.

     CGI entered into a formal Purchase and Sale Agreement with Great Plains Pipeline Company to acquire the Carmen Gathering System, effective August 1, 2003. The system is located in Woods, Alfalfa and Major Counties and is comprised of 290 miles of pipeline connected to approximately 200 wells. The system currently provides wellhead gathering for natural gas, crude oil and saltwater.

     Due to higher than normal commodity prices, many exploration companies have increased their drilling programs. Acquisition of the system places CGI squarely in the middle of an active exploration program being conducted by multiple producers. Ownership of the system will allow CGI to compete for additional supplies of natural gas to process through our Eagle Chief Plant.

     Since the gas gathered by this system is currently processed by CGI at our Eagle Chief Plant, the acquisition of this system is consistent with CGI's strategy to expand and grow our assets in our core operating areas. CGI currently owns and operates natural gas pipelines and processing plants in 6 states.

     Growth has been the key driver to Continental Gas in 2003 with throughput up by 50% over 2002. The increased volumes resulted from growth on the Company's existing systems and the acquisition of the Carmen Gas Gathering System from Great Plains Pipeline Company in mid-2003. Continental Gas, Inc. ("CGI") remains a strong subsidiary of Continental Resources, contributing $5 million in earnings in 2003 with good capital and natural gas throughput growth.

Continental Resources of Illinois, Inc.

     Continental Resources of Illinois, Inc. ("CRII"), with Richard Straeter as President, continues to develop its projects through teamwork and coordination within all their departments. PV10 growth from $28.2 million in 2002 to $31.9 million in 2003 is a direct result of this teamwork. Their production has recently been bolstered from their successful McCollum and Gannon waterfloods. CRII's focus for 2003 is on continued reserve development, growth through exploration, and secondary recovery.

RESULTS OF OPERATIONS

    The following tables set forth selected financial and operating information for each of the three years in the periods indicated:

                                                               December 31,
                                                --------------------------------------------
(Dollars in thousands, except price data)           2001            2002            2003
--------------------------------------------    ------------    ------------    ------------
Revenues                                        $   409,077     $   300,291     $   392,068
Operating expenses                                  385,915         303,083         372,493
Non-Operating income<F1>                            (11,495)        (17,240)        (17,235)
Net income (loss)                                    11,667         (20,032)          2,340
Adjusted EBITDA <F2>                                 81,048          65,664          90,150
Production Volumes:
  Oil and condensate (MBbl)                           3,489           3,810           3,463
  Natural gas (MMcf)                                  8,411           9,229          10,751
  Oil equivalents (MBoe)                              4,893           5,352           5,255
Average Prices:
  Oil and condensate, without hedges ($/Bbl)    $     23.79     $     24.05     $     28.88
  Oil and condensate, with hedges ($/Bbl)       $     23.87     $     22.56     $     25.98
  Natural gas ($/Mcf)                           $      3.41     $      2.46     $      4.55
  Oil equivalents, without hedges ($/Boe)       $     22.82     $     21.36     $     28.35
  Oil equivalents, with hedges ($/Boe)          $     22.92     $     20.32     $     26.44

<F1>
     Includes amount for change in accounting principle.
<F2>
     See "Item 6.  Reconciliation of Non-GAAP Measures."

YEAR ENDED DECEMBER 31, 2003, COMPARED TO YEAR ENDED DECEMBER 31, 2002, AND YEAR ENDED DECEMBER 31, 2002, COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

REVENUES

OIL AND GAS SALES

     During 2003, our oil and gas sales increased to $138.9 million versus $108.8 million in 2002 and $112.2 million in 2001. In 2003, we produced 5,255 MBoe at an average price of $28.35 per Boe, compared to 5,352 MBoe at an average price of $21.36 per Boe for 2002, and 4,893 MBoe at an average price of $22.82 per Boe in 2001.

     In 2003, we realized an average price per barrel of oil of $28.88, excluding hedges, compared to $24.05 in 2002, and $23.79 in 2001. Our hedging activities resulted in a decrease in oil sales of $10.1 million or $1.91 per barrel in 2003 and a decrease of $5.6 million or $1.49 per barrel in 2002. In 2001, our hedging activities resulted in an increase in oil sales of $293,000 or $0.10 per barrel. Natural gas prices per MCF were $4.55 for 2003, $2.46 for 2002, and $3.41 for 2001.

     Oil production made up 66% of our total produced volume for 2003, compared to 71% in 2002 and 71% in 2001. The decrease in oil production from 2002 to 2003 was the result of converting producing wells into injectors in the Cedar Hills Field in the Rocky Mountain region along with the natural decline in production in this region. This was partially offset by the increase in gas production in the Gulf region.

       The following table shows our production by region for 2001, 2002, and 2003:

                                     Year Ended December 31,
                 -------------------------------------------------------------------
                          2001                  2002                   2003
                 --------------------- --------------------- ----------------------
                      MBoe     Percent     MBoe       Percent     MBoe      Percent
                 ----------- ---------- --------- ------------ --------- -----------
Rocky Mountain        3,108     63.52%     3,265       61.01%     2,918      55.53%
Mid-Continent         1,485     30.35%     1,700       31.76%     1,659      31.57%
Gulf                    300      6.13%       387        7.23%       678      12.90%
                 =========== ========== ========= ============ ========= ===========
                      4,893    100.00%     5,352      100.00%     5,255     100.00%

                               CRUDE OIL MARKETING

     Prior to May 2002, we conducted crude oil trading activities, exclusive of our own production. Such activity was discontinued in May 2002. Since May 2002, we have entered into third party contracts to purchase and resell only our physical production. We will continue to repurchase our physical production from the Rocky Mountain area and resell equivalent barrels at Cushing, Oklahoma to take advantage of better pricing and to reduce our credit exposure from sales to our first purchaser. We present sales and purchases of our production from the Rocky Mountain area as crude oil marketing income and crude oil marketing expense, respectively. For the year ended December 31, 2003, we recognized revenue of $168.1 million and expenses of $166.7 million on crude oil marketing activities. In 2002 we recognized revenue of $153.5 million for revenues and $152.7 million in expenses, which included revenues of $85.8 million, and expenses of $85.1 million related to crude oil trading activities discontinued in May 2002. In 2001 we recognized revenue of $245.9 million and $245.0 million for expenses, which included revenues of $98.4 million, and expenses of $97.8 million related to crude oil trading activities that were discontinued.

CHANGE IN DERIVATIVE FAIR VALUE

     We recognized $1.5 million of derivative fair value income in 2003, compared to a loss of $1.5 million in 2002, and no income or loss in 2001. The 2003 balance of $1.5 million and the 2002 loss of $1.5 million are the changes in a fair value derivative not designated as a cash flow hedge. This derivative contract terminated on December 31, 2003.

GAS GATHERING, MARKETING AND PROCESSING

     Our 2003 gathering, marketing and processing revenues increased to $74.5 million, compared to $33.7 million in 2002, and $45.0 million in 2001. The increase from 2002 to 2003 of $40.8 million was due to higher natural gas prices and increased throughput volumes. The increased volumes resulted from growth on our existing systems and the acquisition of the Carmen Gas Gathering System from Great Plains Pipeline Company. In 2003, $8.2 million of additional revenues were attributable to the Carmen Gas Gathering System acquisition.

OIL AND GAS SERVICE OPERATIONS

     Our oil and gas service operations revenue was $9.1 million in 2003, compared to $5.7 million in 2002, and $6.0 million in 2001. The increase in 2003 was due primarily to an increase in reclaimed oil income of $2.6 million due to higher prices and approximately 40,000 more barrels of reclaimed oil sold from our central treating unit in 2003. The decrease in 2002 from 2001 was due to lower prices in 2002 and fewer volumes of reclaimed oil sold from our central treating unit in 2002.

COSTS AND EXPENSES

                               PRODUCTION EXPENSES

     Our production expenses were $37.6 million in 2003, compared to $28.4 million in 2002 and in 2001. The increase of $9.2 million in 2003 was mainly the result of increased energy costs of $5.5 million, or a 69% increase due to HPAI costs in the Cedar Hills unit, which began in 2003, and additional HPAI in MPHU started in 2003. The increased number of field employees in 2003 contributed to a $1.2 million, or 25% increase in labor costs in 2003. On a unit of production basis, production expenses were as follows:

              On a Boe Basis            2001          2002           2003
                                    ----------    ----------     -----------
Production expenses, without taxes   $  5.81       $  5.30        $  7.16
Production expenses and taxes        $  7.52       $  6.75        $  9.11

PRODUCTION TAXES

     Our production taxes were $10.3 million in 2003 compared to $7.7 million in 2002 and $8.4 million in 2001. The increase of $2.6 million, or 33% was the result of higher oil and gas prices in 2003 compared to 2002. The decrease of $0.7 million in 2002 was primarily the result of lower gas prices in 2002 compared to 2001.

EXPLORATION EXPENSE

     In 2003, our exploration expenses were $17.2 million compared to $10.2 million in 2002 and $15.9 million in 2001. Exploration expenses in 2003 increased $7.0 million compared to 2002 from an increase in 2003 dry hole costs of $2.7 million primarily in the South Texas area of the Gulf Coast region, $2.5 in the Rocky Mountain region, and $1.2 million in the Mid-Continent region and seismic expenses. The decrease from 2001 to 2002 was mainly due to a decrease in dry hole expense of $6.9 million, offset by an increase of $1.3 million in seismic and geological and geophysical expenses along with a $0.9 million increase in other expenses. Exploration expenses in 2003 increased $7.0 million compared to 2002 from an increase in dry hole and seismic expenses.

                           CRUDE OIL MARKETING EXPENSE

     We discontinued our crude oil trading activities effective May 2002. Prior to May 2002, we entered into third party contracts to purchase and resell crude oil. Although we no longer enter into third party contracts, we will continue to repurchase our physical production from our Rocky Mountain region and resell equivalent barrels at Cushing, Oklahoma, to take advantage of better pricing and to reduce our credit exposure from sales to our first purchaser. We present sales and purchases of our production from our Rocky Mountain region as crude oil marketing income and crude oil marketing expense, respectively. We recognized crude oil marketing expenses of $166.7 million for 2003, compared to $152.7 million for 2002, and $245.0 million for 2001.

                     GAS GATHERING, MARKETING AND PROCESSING

     Our 2003 gathering, marketing and processing expenses increased to $69.0 million, compared to $29.8 million and $36.4 million in 2002 and 2001, respectively. The $39.2 million, or 132% increase from 2002 to 2003 was due to higher natural gas prices and increased throughput volumes. The increased volumes resulted from growth on our existing systems and the acquisition of the Carmen Gas Gathering System from Great Plains Pipeline Company. In 2003, $7.1 million of additional expenses were attributable to the Carmen Gas Gathering System acquisition.

OIL AND GAS SERVICE OPERATIONS

     During 2003, oil and gas service operations expenses increased to $8.0 million compared to $6.5 million in 2002 and $5.3 million in 2001. The volumes treated at our central treating unit increased 30,000 barrels in 2003, which contributed to the $1.2 million increase in the cost of purchasing and treating oil for resale. In addition, labor related expenses increased $0.4 million making up the $1.6 million, or 23% increase from 2002 to 2003. The increase from 2001 to 2002 was due to an increase in the cost of purchasing and treating reclaimed oil for resale by $0.4 million, salaries increased $0.3 million and general repairs and maintenance made up most of the remaining difference.

DEPRECIATION, DEPLETION AND AMORTIZATION OF OIL AND GAS PROPERTIES

     For the year ended December 31, 2003, depreciation, depletion and amortization of oil and gas properties was $37.3 million, compared to $26.9 million for 2002 and $23.6 million for 2001. The average depreciation, depletion and amortization rate per Boe was $7.10 for 2003, $5.04 for 2002, and $4.90 for 2001. The increase in DD&A rates for 2003 compared to 2002 was caused by higher production decline rates in the Gulf Coast region.

DEPRECIATION AND AMORTIZATION OF OTHER PROPERTY AND EQUIPMENT

     Depreciation and amortization of other property and equipment was $5.0 million in 2003 compared to $4.4 million in 2002 and $4.1 million in 2001. The increase in 2003 was primarily due to higher depreciation cost on fixed assets related to the acquisition of the Carmen Gathering System on August 1, 2003.

                              PROPERTY IMPAIRMENTS

     During 2003, we recorded property impairments of $9.0 million, compared to $25.7 million in 2002 and $10.1 million in 2001. This includes impairment of our nonproducing leaseholds as well as FASB 144 impairments. In 2003, leasehold impairment was $4.8 million compared to $23.4 million in 2002. The majority of the 2002 impairment was related to our acquisition of leasehold properties in the Worland Field. Our acquisition included 466 proved undeveloped, or PUD, locations with a PV-10 value of $145.5 million. We allocated $26.7 million to these potential locations as part of the acquisition price. We have not developed any of the identified PUD locations during the past 5 1/2 years due to capital constraints imposed by our development of the Cedar Hills Field. A review of the PUD valuation by our reservoir-engineering department of the original Ryder Scott report indicates that Ryder Scott's analysis of reserve potential was accurate for the up-dip portion of the field, but potentially not applicable to all identified PUD locations. As a result, an impairment change of $13.5 million was recorded in 2002 on these PUD locations. We initiated a detailed review of the remaining PUD locations by a consulting firm and the results were completed on January 2004. This review involved geostatistical analysis of all available data and development of a neural network correlation to predict well performance. After economic analysis of specific locations the recommendation is to begin drilling these locations in 2006. Leasehold impairment was $5.2 million in 2001, representing a more normalized expense.

     We may be required to write-down the carrying value of our oil and gas properties when oil and gas prices are depressed or unusually volatile or as a result of reserve revisions, which would result in a charge to earnings. Once incurred, a write-down of oil and gas properties is not reversible at a later date. We recorded a $3.8 million FASB 144 write-downs in 2003 compared to a $2.3 million FASB 144 write-down in 2002 and a $5.3 million FASB 144 write-down in 2001.

GENERAL AND ADMINISTRATIVE EXPENSE

     Our general and administrative expense for 2003 was $11.2 million compared to $10.7 million for 2002 and $8.8 million for 2001. The majority of the $0.5 million increase in 2003 is the result of increased salaries and employment expenses due to an increased number of employees in 2003. The $1.9 million increase in 2002 was primarily attributable to an increased number of employees in 2002 compared to 2001.

INTEREST EXPENSE

     Our interest expense for 2003 was $20.3 million compared to interest expense in 2002 of $18.4 million and $15.7 million in 2001. The increase in interest expense in 2002 and 2003 was the result of additional interest paid on our credit facility due to higher average debt balances outstanding.

NET INCOME

     Our net profit for 2003 was $2.3 million compared to a $20.0 million loss in 2002 and a profit of $11.7 million in 2001. The 2003 increase of $22.3 million reflects the higher oil and gas prices in 2003, which created an increase in oil and gas sales of $30.2 million, the increase in production costs and expenses of $11.7 million, the reduction of property impairments of $16.7 million, the increase in DD&A expense of $11.0 million, and the cumulative effect of change in accounting principal adjustment of $2.2 million for the adoption of SFAS No. 143 on January 1, 2003. The 2002 decrease of $31.7 million reflects, among other items, the lower gas prices in 2002, which created a decrease in gas revenues of $8.0 million, an increase in DD&A expense and property impairments of $18.6 million, a $4.5 million decrease in gathering, marketing and processing margins, an increase in interest expense of $2.1 million, and a decrease in other income of $2.6 million.

FINANCIAL CONDITION

CASH FLOWS

     Our primary sources of liquidity have been cash flow from operating activities, financing provided by our credit facility and by our principal stockholder, and a private debt offering. Our cash requirements, other than for operations, are for acquisition, exploration, exploitation and development of oil and gas properties and debt service payments.

CASH FLOW FROM OPERATING ACTIVITIES

     Our net cash provided by operating activities was $ 65.2 million for 2003 compared to $47.0 million for 2002 and $63.4 million in 2001. At December 31, 2003, we had a working capital deficit of $15.3 million, cash and cash equivalents of $2.3 million and available capital on our credit facility of $12.0 million. The working capital deficit is not indicative of our inability to pay our liabilities but rather a result of cash management. The increase in 2003 was mostly due to the increase in net income from operations, which was attributable to higher oil and gas prices in 2003. The decrease in 2002 was primarily due to the decrease in net income from operations, which was primarily attributable to the decreased gas prices and crude oil hedging losses.

INVESTING ACTIVITIES

     We spent $114.1 million in 2003 compared to $113.4 million in 2002 and $111.0 million in 2001 on acquisitions, exploration, exploitation and development of oil and gas properties. Our total estimated proved reserves increased from 68.4 MMBoe in 2001 to 74.9 MMBoe in 2002 and 84.2 MMBoe in 2003. Our estimated total proved oil reserves increased from 59.7 MMBbls at year-end 2001 to 63.3 MMBbls at year-end 2002 and 73.0 MMBbls at year-end 2003 and natural gas increased from 52.3 Bcf at year-end 2001 to 69.9 Bcf at year-end 2002 and decreased slightly to 67.1 Bcf at year-end 2003. In 2002, we sold approximately 12 MBbls of reserves and in 2003 we sold 318 MBbls and 2033 MMcf of reserves.

FINANCING ACTIVITIES

     Our long-term debt, including current portion, was $290.9 million at December 31, 2003 compared to $247.1 million at December 31, 2002, and $183.4 million at December 31, 2001. The $43.8 million, or 18% increase in 2003 was primarily due to the increase in our bank debt of $24.9 million for development of Cedar Hills, a $17.0 million increase in bank debt of Continental Gas, Inc., or CGI, for the Carmen Gathering System, and additional capital leases of $1.9 million. The $63.7 million, or 35%, increase in 2002 was primarily attributable to a $51.8 million increase in our bank debt along with capital leases of $12.0 million. We used the majority of the proceeds of our 2003 and 2002 borrowings for development of the Cedar Hills Field and the purchase of the Carmen Gathering System.

LIQUIDITY AND CAPITAL REQUIREMENTS

CREDIT FACILITY

     We had $132.9 million outstanding debt balance under our primary credit facility at December 31, 2003. Our secured credit facility matures on March 28, 2005. Borrowings under our credit facility bear interest based on a rate per annum equal to the rate at which eurodollar deposits for one, two, three or six months are offered by the lead bank plus an applicable margin ranging from 150 to 250 basis points or the lead bank's reference rate plus an applicable margin ranging from 25 to 50 basis points. The effective rate of interest under our credit facility was 3.75% at December 31, 2003 and 4.37% at December 31, 2002. At December 31, 2003, the borrowing base of our credit facility was $145.0 million. The borrowing base is re-determined semi-annually. Borrowings under our credit facility are secured by liens on substantially all of our assets.

     Between December 31, 2003 and March 29, 2004, we have drawn $7.5 million under our credit facility and currently $140.4 million is outstanding under this facility. On October 22, 2003, our subsidiary, Continental Gas, Inc., or CGI, established a new $35.0 million secured credit facility consisting of a senior secured term loan facility of up to $25.0 million and a senior revolving credit facility of up to $10.0 million. The initial advance under the term loan facility was $17.0 million, which was paid to us to reduce the outstanding balance on our credit facility. No funds were initially advanced under the revolving loan facility. Advances under either facility can be made, at the borrower's election, as reference rate loans or LIBOR loans and, with respect to LIBOR loans, for interest periods of one, two, three, or six months. Interest is payable on reference rate loans monthly and on LIBOR loans at the end of the applicable interest period. The principal amount of the term loan facility is to be amortized on a quarterly basis through June 30, 2006, the final payment being due September 30, 2006. The amount available under the revolving loan facility may be borrowed, repaid and reborrowed until maturity on September 30, 2006. Interest on reference rate loans is calculated with reference to a rate equal to the higher of the reference rate of Union Bank of California, N.A. or the federal funds rate plus 0.5%. Interest on LIBOR loans is calculated with reference to the London interbank offered interest rate. Interest accrues at the reference rate or the LIBOR rate, as applicable, plus the applicable margin. The margin is based on the then current senior debt to EBITDA ratio. The credit agreement contains certain covenants and requires certain quarterly mandatory prepayments of 75% of excess cash flow. The credit facility is secured by a pledge of all of the assets of CGI.

     On October 22, 2003, CGI ceased to be a guarantor of our obligations under our credit agreement. At that time, the borrowing base under the amended credit agreement was revised to $145.0 million and our outstanding balance was reduced by the $17.0 million funded to CGI.

SENIOR SUBORDINATED NOTES

     On July 24, 1998, we issued $150.0 million of our 10 1/4% Senior Subordinated Notes due August 1, 2008, in a private placement. Interest on the senior subordinated notes is payable semi annually on each February 1 and August
1. In connection with the issuance of the senior subordinated notes, we incurred debt issuance costs of approximately $4.7 million, which we have capitalized as other assets and amortize on a straight-line basis over the life of the senior subordinated notes.

     During 2001, we repurchased $3.0 million principal amount of our senior subordinated notes at a cost of $2.7 million. We wrote off $0.1 million of the issuance costs associated with the repurchased senior subordinated notes.

FUTURE CAPITAL EXPENDITURES AND COMMITMENTS

     We had capital expenditures of $114.1 million during the year ended December 31, 2003. We will initiate, on a priority basis, as many projects as cash flow allows. We anticipate that we will initiate approximately 88 projects in 2004 for projected capital expenditures of $81.9 million. However, the amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our oil and gas properties and whether we consummate additional debt at its final maturities

     Although we cannot provide any assurance, assuming successful implementation of our strategy, including the future development of our proved reserves and realization of our cash flows as anticipated, we believe that borrowings available to us under our credit facilities, the remaining balance of our unrestricted cash and cash flows from operations will be sufficient to satisfy our current expected capital expenditures, working capital and debt service obligations for the foreseeable future. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the market prices of oil and natural gas, and regulatory, technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

STOCKHOLDER DISTRIBUTION

     During 2003, we paid no dividends to our stockholders. The terms of the indenture and our credit facility restrict our ability to pay dividends. However, because we are an "S Corporation" for federal income tax purposes, we pay dividends to our shareholders in an amount sufficient to pay the taxes on our taxable income passed through to the shareholders.

HEDGING

     From time to time, we utilize energy derivative contracts to hedge the price or basis risk associated with the specifically identified purchase or sales contracts, oil and gas production or operational needs. Prior to January 1, 2001, we accounted for changes in the market value of derivative instruments used for hedging as a deferred gain or loss until the production month of the hedged transaction, at which time the gain or loss on the derivative instruments was recognized in earnings. Effective January 1, 2001, we account for derivative instruments in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The specific accounting treatment for changes in the market value of the derivative instruments used in hedging activities is determined based on the designation of the derivative instruments as a cash flow, fair value, or foreign currency exposure hedge, and effectiveness of the derivative instruments.

     Additionally, in the normal course of business, we will enter into fixed price forward sales contracts related to our oil and gas production to reduce our sensitivity to oil and gas price volatility. We deem forward sales contracts that will result in physical delivery of our production to be in the normal course of our business and we do not account for them as derivatives. Revenues from fixed price sales contracts in the normal course of business are recognized as production occurs. As of December 31, 2003, we had no fixed price swaps or forward contracts in place.

     Our amended credit agreement requires us to have 50% of our oil production hedged on a rolling six-month term. Beginning in October 2003, we established costless collars to satisfy this requirement and at December 2003 we had the following costless collars in place. These contracts are being accounted for as cash flow hedges.

     In order to mitigate price risk exposure on production, CGI has forward sales contracts in place that will result in the physical delivery of production and qualify as being in the normal course of business sales and are not accounted for as derivatives. As of December 31, 2003, CGI has 50,000 MMBTU per month hedged from January 2004 thru December 2007 at an average price of $4.579 per MMBTU. These hedges account for 9% of the total delivery point volumes and 4% of overall company throughput.

     The following table summarizes our hedged contracts in place at December 31, 2003:

                                                   2004          2005          2006          2007
                                                   ----          ----          ----          ----
Natural Gas Physical Delivery Contracts:
  Contract Volumes (MMBtu)                       600,000       600,000       600,000       600,000
  Weighted Average Fixed Price per MMBtu     $      4.83   $      4.53   $      4.47   $      4.49

Crude Oil Collars:
  Contract Volumes (Bbls)
    Floor                                      1,115,000             -             -             -
    Ceiling                                    1,115,000             -             -             -

  Weighted-average Fixed Price per Bbl
    Floor                                    $     22.00   $         -   $         -   $         -
    Ceiling                                  $     35.24   $         -   $         -   $         -

OBLIGATIONS AND COMMITMENTS

     We have the following contractual obligations and commitments as of December 31, 2003:

                                                         Payments Due by Period ($ in thousands)
                                                                                                   More Than
      Contractual Obligations             Total         1 Year     1 - 3 Years   3 - 5 Years        5 Years
                                      ------------------------------------------------------------------------
Long-Term Debt                        $  277,050      $    2,428     $  147,472     $  127,150     $        -
Capital Lease Obligations                 13,827           3,336         10,005            486              -
Operating Lease Obligations                    -               -              -              -              -
Purchase Obligations                          43              12             31              -              -
Asset Retirement Obligations              26,609             899          1,767          3,301         20,642
Other Long-Term Obligations                    -               -              -              -              -
                                      ------------------------------------------------------------------------
  Total Contractual Cash Obligations  $  317,529      $    6,675     $  159,275     $  130,937     $   20,642

CRITICAL ACCOUNTING POLICIES AND PRACTICES

     Our consolidated financial statements and notes to our consolidated financial statements contain information that is pertinent to the following Management's Discussion and Analysis. Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that our management make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. However, the accounting principles used by us generally do not change our reported cash flows or liquidity. Generally, accounting rules do not involve a selection among alternatives, but involve a selection of the appropriate policies for applying the basic principles. Interpretation of the existing rules must be done and judgments made on how the specifics of a given rule apply to us.

     In management's opinion, the more significant reporting areas impacted by management's judgments and estimates are crude oil and natural gas reserve estimation, asset retirement obligations, impairment of assets, and derivative instruments. Management's judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists and historical experience in similar matters. Actual results could differ from the estimates, as additional information becomes known.

SUCCESSFUL EFFORTS METHOD OF ACCOUNTING

     We utilize the successful efforts method of accounting for our oil and gas exploration and development activities. Exploration expenses, including geological and geophysical costs, rentals and dry holes, are charged against income as incurred. Costs of successful wells and related production equipment and developmental dry holes are capitalized and amortized on an individual property basis using the unit-of-production method as oil and gas is produced. The accounting method may yield significantly different operating results than the full cost method.

     Depreciation, depletion and amortization, or DD&A of capitalized exploratory drilling and development costs of producing oil and gas properties are generally computed using the units of production method on an individual property or unit basis based on total estimated proved developed oil and gas reserves. Amortization of producing leasehold is based on the unit-of-production method using total estimated proved reserves. In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas are established based on estimates made by our geologists and engineers. Gas gathering systems and gas processing plants are depreciated using the straight-line method over an estimated useful life of 14 years. Service properties, equipment and other assets are depreciated using the straight-line method over estimated useful lives of 5 to 40 years. Upon sale or retirement of depreciable or depletable property, the cost and related accumulated DD&A are eliminated from the accounts and the resulting gain or loss is recognized.

     As stated above, DD&A of capitalized exploratory drilling and development costs of producing oil and gas properties are generally computed using the units of production method on total estimated proved developed oil and gas reserves. However, successful efforts of accounting provides that in instances in which a significant amount of development costs relate to both proved developed and proved undeveloped reserves, a distortion in the DD&A rate would occur if such development costs were amortized over only proved developed reserves. At December 31, 2003, we have capitalized drilling and development costs of approximately $168.6 million related to the high-pressure air injection project currently in process in the Cedar Hills Field. Proved reserves associated with this field are approximately 42.2 MBoe of which 28.5 MBoe or 67% are proved undeveloped. At December 31, 2003, we have excluded approximately $112.9 million or 67% of the development costs from its costs base for purposes of computing DD&A. In future periods, the proved undeveloped reserves will be transferred to proved developed as such reserves meet the definition of proved reserves under SEC guidelines. Costs associated with the Cedar Hills Field will be added to the cost base based on the ratio of proved developed reserves to proved undeveloped reserves. Our future DD&A rate on this field could be significantly impacted by upward or downward revisions in the oil and gas reserve estimates associated with this field.

OIL AND GAS RESERVES AND STANDARDIZED MEASURE OF FUTURE CASH FLOWS

     Our geologists and engineers and independent engineers, prepare the estimates of our oil and gas reserves and associated future net cash flows. Current accounting guidance allows only proved oil and gas reserves to be included in our financial statement disclosures. The SEC has defined proved reserves as the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Even though our geologists and engineers, and independent engineers are knowledgeable and follow authoritative guidelines for estimating reserves, they must make a number of subjective assumptions based on professional judgments in developing the reserve estimates. Reserve estimates are updated at least annually and consider recent production levels and other technical information about each field. Periodic revisions to the estimated reserves and future cash flows may be necessary as a result of a number of factors, including reservoir performance, new drilling, oil and gas prices and cost changes, technological advances, new geological or geophysical data, or other economic factors. We cannot predict the amounts or timing of future reserve revisions. If such revisions are significant, they could significantly alter future DD&A and /or result in impairment of assets that may be material.

ASSET RETIREMENT OBLIGATIONS

     In June 2001, the FASB issued SFAS No. 143, which applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The primary impact of this standard on us relates to oil and gas wells on which we have a legal obligation to plug and abandon. SFAS No. 143 requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The determination of the fair value of the liability requires us to make numerous judgments and estimates, including judgments and estimates related to the future salvage value of well equipment, future costs to plug and abandon wells, future inflation rates and estimated lives of the related assets.

IMPAIRMENT OF ASSETS

     All of our long-lived assets are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its future net cash flows, including cash flows from risk adjusted provable reserves. The evaluations involve a significant amount of judgment since the results are based on estimated future events, such as future sales prices for oil and gas, future costs to produce these products, estimates of future oil and gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a field for impairment may result from significant declines in sales prices or unfavorable adjustments to oil and gas reserves. Any assets held for sale are reviewed for impairment when we approve the plan to sell. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded.

                               DERIVATIVE ACTIVITY

     We attempt to reduce our exposure to unfavorable oil and natural gas prices by utilizing fixed-price physical delivery contracts and zero-cost collar contracts. We account for these derivative contracts under the guidance prescribed by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). Except for certain fixed price contracts qualifying for the normal sales exception under SFAS No. 133, all derivative contracts are recorded as assets and liabilities in the consolidated balance sheet at fair value, determined based on quoted market prices. The counter parties to these contractual arrangements are limited to creditworthy institutions.

     The above description of our critical accounting policies is not intended to be an all-inclusive discussion of the uncertainties considered and estimates made by management in applying accounting principles and policies. Results may vary significantly if different policies were used or required and if new or different information becomes known to management.

     Newly Issued Accounting Pronouncements

     Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142), were issued in June 2001 and became effective for the Company on July 1, 2001 and January 1, 2002, respectively. We understand the majority of the oil and gas industry did not change accounting and disclosures for mineral interest use rights upon the implementation of FAS 141 and 142. However, an interpretation of FAS 141 and 142 is being considered as to whether mineral interest use rights in oil and gas properties are intangible assets. Under this interpretation, mineral interest use rights for both undeveloped and developed leaseholds would be classified as intangible assets, separate from oil and gas properties. This interpretation would not affect our results of operations or cash flows.

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. For certain guarantees, FIN 45 requires recognition at the inception of a guarantee of a liability for the fair value of the obligation assumed in issuing the guarantee. FIN 45 also requires expanded disclosures for outstanding guarantees, even if the likelihood of the guarantor having to make any payments under the guarantee is considered remote. The recognition provisions of FIN 45 were effective for guarantees issued or modified after December 31, 2002. We have not issued or modified any material guarantees within the scope of FIN 45 during 2003; therefore, implementation of this new standard has not impacted our consolidated financial condition or results of operations.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51. This interpretation clarifies the application of ARB 51, Consolidated Financial Statements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Because application of the majority voting interest requirement in ARB 51 may not identify the party with a controlling financial interest in situations where controlling financial interest is achieved through arrangements not involving voting interests, this interpretation introduces the concept of variable interests and requires consolidation by an enterprise having variable interests in previously unconsolidated entity if the enterprise is considered the primary beneficiary, meaning the enterprise will absorb a majority of the variable interest entity's expected losses or residual returns. For variable interest entities in existence as of February 1, 2003, FIN 46, as originally issued, required consolidation by the primary beneficiary in the third quarter of 2003. In October 2003, the FASB deferred the effective date of FIN 46 to the fourth quarter. We have reviewed the effects of FIN 46 relative to its relationships with possible variable interest entities and have determined that the adoption of such standard had no material impact on us as we have no interests in any material variable interest entities.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to a variety of market risks including credit risks, commodity price risk and interest rate risk. We address these risks through a controlled program of risk management including the use of derivative instruments.

COMMODITY PRICE EXPOSURE

     We are exposed to market risk as the prices of crude oil, natural gas, and natural gas liquids are subject to fluctuations resulting from changes in supply and demand. To partially reduce price risk caused by these market fluctuations, we may hedge (through the utilization of derivatives, including zero-cost collars and fixed price contracts) a portion of our production and sale contracts. A sensitivity analysis has been prepared to estimate the price exposure to the market risk of our crude oil, natural gas and natural gas liquids commodity positions. Our daily net commodity position consists of crude inventories, commodity sales contracts and derivative commodity instruments. The fair value of such position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices over the next 12 months. Based on this analysis, we have no significant market risk related to our hedging portfolio. See "Hedging" paragraph in Item 7 above for discussion of derivative and hedging contracts outstanding at December 31, 2003.

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

                                                                                                                  2003
(Dollars in thousands)            2004         2005          2006          2007      Thereafter       Total     Fair Value
--------------------------------------------------------------------------------------------------------------------------
Fixed rate debt:
  Senior subordinated
    notes
  Principal amount          $         -    $        -    $        -    $        -    $  127,150    $  127,150    $  128,422
  Weighted-average
    interest rate                 10.25%        10.25%        10.25%        10.25%        10.25%
---------------------------------------------------------------------------------------------------------------------------
Variable rate debt:
  Credit facility
  Principal amount          $     2,428    $  135,327    $   12,145    $        -    $        -    $  149,900    $  149,900
  Weighted-average
    interest rate                  3.75%         3.75%         3.75%         3.75%         3.75%
---------------------------------------------------------------------------------------------------------------------------
Variable rate debt:
  Capital lease agreement
  Principal amount          $     3,336    $    3,336    $    3,336    $    3,333    $      486    $   13,827     $  13,827
  Weighted-average
    interest rate                  3.75%         3.75%         3.75%         3.75%         3.75%
---------------------------------------------------------------------------------------------------------------------------
Variable rate debt:
  Ford Credit agreement
  Principal amount          $        12   $        13    $       10    $        8    $        -     $      43      $     43
  Weighted-average
    interest rate                  5.50%         5.50%         5.50%         5.50%         5.50%
---------------------------------------------------------------------------------------------------------------------------

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 15 Exhibits,  Financial Statement  Schedules,  and Reports on Form
8-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Arthur Andersen LLP audited our financial statements for 2000 and 2001. As a result of Andersen's liquidation, we changed our auditors to Ernst & Young LLP on July 12, 2002. This change was reported in a current report on Form 8-K dated July 16, 2002.

ITEM 9A.     CONTROLS AND PROCEDURES

     Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize, and report in a timely manner the information we must disclose in reports that we file with the SEC. Our disclosure controls and procedures include our internal accounting controls. Based on the evaluation of our Chief Executive Officer and our Chief Financial Officer, our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

AUDIT COMMITTEE FINANCIAL EXPERT

     The Board of Directors has determined that Mark Monroe, a member of our Audit Committee, qualifies as an Audit Committee Financial Expert and he meets the requirements set forth in Section 407 of the Sarbanes-Oxley Act of 2002.

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

     We have adopted a Business Code of Ethics which is available on our website at http://www.contres.com. This code applies to our principal executive officer, our principal financial officer, our principal accounting officer or controller, or persons performing similar functions.

     The following table sets forth names, ages and titles of our directors and executive officers:

         Name                 Age          Position
-----------------------   -------------   --------------------------------------
Harold Hamm   (1) (3)          58         Chairman of the Board of Directors,
                                          President, Chief Executive Officer,
                                          Director
Jack Stark    (1) (3)          49         Senior Vice President-Exploration,
                                          Director
Jeff Hume     (1) (3)          53         Senior Vice President-Resource
                                          Development
Randy Moeder  (1) (3)          43         President of Continental Gas, Inc.
Roger Clement (1) (4)          59         Senior Vice President, Chief Financial
                                          Officer, Treasurer, Director
Mark Monroe   (2) (3)          49         Director
H. R. Sanders (2) (4)          71         Director
Roger Farrell (4)              51         Director
--------------------------------------------------------------------------------

(1)  Member of the Executive Committee
(2)  Member of the Audit Committee
(3)  Term expires in 2005
(4)  Term expires in 2004


     HAROLD HAMM, L.L.M., has been our President and Chief Executive Officer and a Director since our inception in 1967 and currently serves as Chairman of the Board. Mr. Hamm is a long-time Oklahoma Independent Petroleum Association board member and currently its Vice President of the Western Region. He is the founder and served as the Chairman of Save Domestic Oil, Inc. Currently, Mr. Hamm is the President of the National Stripper Well Association, serves on the Executive Boards of the Oklahoma Independent Petroleum Association and the Oklahoma Energy Explorers.

     JACK STARK joined us as Vice President of Exploration in June 1992 and was promoted to Senior Vice President and Director in May 1998. He holds a Masters degree in Geology from Colorado State University and has 24 years of exploration experience in the Mid-Continent, Gulf Coast and Rocky Mountain regions. Prior to joining the Company, Mr. Stark was the exploration manager for the Western Mid-Continent Region for Pacific Enterprises from August 1988 to June 1992. From 1978 to 1988, he held various staff and middle management positions with Cities Service Co. and TXO Production Corp. Mr. Stark is a member of the American Association of Petroleum Geologists, Oklahoma Independent Petroleum Association, Rocky Mountain Association of Geologists, Houston Geological Society and Oklahoma Geological Society.

     JEFF HUME became our Senior Vice President of Resource Development in July 2002. He had been our Vice President of Drilling Operations since September 1996 and was promoted to Senior Vice President in May 1998. From May 1983 to September 1996, Mr. Hume was Vice President of Engineering and Operations. Prior to joining us, Mr. Hume held various engineering positions with Sun Oil Company, Monsanto Company and FCD Oil Corporation. Mr. Hume is a Registered Professional Engineer and member of the Society of Petroleum Engineers, Oklahoma Independent Petroleum Association, and the Oklahoma and National Professional Engineering Societies.

     RANDY MOEDER has been President of Continental Gas, Inc. since January 1995 and was its Vice President from November 1990 to January 1995. Mr. Moeder was our Senior Vice President and General Counsel from May 1998 to August 2000 and was our Vice President and General Counsel from November 1990 to April 1998. From January 1988 to summer 1990, Mr. Moeder was in private law practice. From 1982 to 1988, Mr. Moeder held various positions with Amoco Corporation. Mr. Moeder is a member of the Oklahoma Independent Petroleum Association and the Oklahoma and American Bar Associations. Mr. Moeder is also a Certified Public Accountant.

     ROGER CLEMENT became our Vice President, Chief Financial Officer, Treasurer and a Director in March 1989 and was promoted to Senior Vice President in May 1998. He holds a Bachelor of Business Administration degree from the University of Oklahoma and is a Certified Public Accountant. Prior to joining the Company, Mr. Clement was a partner in the accounting firm of Hunter and Clement in Oklahoma City for 17 years. The firm provided accounting, tax, audit and consulting services for various industries. Mr. Clement's clients were primarily involved in oil and gas and real estate. He was also a 50% partner in a construction company from 1973 to 1984 that constructed residential real estate and small commercial properties. He is a member of the Oklahoma Independent Petroleum Association, the American Institute of Certified Public Accountants and the Oklahoma Society of Certified Public Accountants.

     MARK MONROE was the Chief Executive Officer and President of Louis Dreyfus Natural Gas prior to its merger with Dominion Resources in October 2001. Prior to the formation of Louis Dreyfus Natural Gas in 1990, he was the Chief Financial Officer of Bogert Oil Company. He has served as the President of the Oklahoma Independent Petroleum Association and on the Domestic Petroleum
Council,  National  Petroleum  Council  and on  the  Boards  of the  Independent
Petroleum  Association  of  America,  the  Oklahoma  Energy  Explorers  and  the
Petroleum Club of Oklahoma City. Currently, he is a Board member of Unit Corporation and the Oklahoma Independent Petroleum Association. Mr. Monroe is a Certified Public Accountant and received his Bachelor of Business Administration degree from the University of Texas at Austin.

     H. R. SANDERS, JR. served as a Director of Devon Energy Corporation from 1981 through 2000. In addition, he held the position of Executive Vice President of Devon from 1981 until his retirement in 1997. Prior to joining Devon, Mr. Sanders served Republic Bank of Dallas, N.A. from 1970 to 1981 as the bank's Senior Vice President with direct responsibility for independent oil, gas and mining loans. Mr. Sanders is a former member of the Independent Petroleum Association of America, Texas Independent Producers and Royalty owners Association and Oklahoma Independent Petroleum Association. He currently is a Director of Toreador Resources Corporation and a past Director of Triton Energy Corporation.

     ROGER FARRELL was the Chief Executive Officer and President of Enogex Inc. from 1998 until his retirement in 2002. Enogex Inc. is a subsidiary of OG&E Energy Corporation, which is a natural gas gathering, processing, transportation, production, and energy services company. Prior to becoming President, Mr. Farrell held various positions at Enogex, Inc. from 1989 to 2002. Mr. Farrell received his Bachelor of Science degree in 1975 from Kansas State University. He is a member of the Oklahoma Independent Petroleum Association, founding Board member and Treasurer of the Oklahoma Explorers Club, Board member and on the Audit and Finance Committee of the Southern Gas Association, and Board member of the Gas Processors Association.

ITEM 11.     EXECUTIVE COMPENSATION

                                             Summary Compensation Table
                                                                       Securities
                                                                       Underlying
                                                       Other Annual      Option     All Other
                              Annual Compensation      Compensation   Compensation Compensation
                          --------------------------- -------------- ------------- ------------
                                                                         # of
     Name          Year      Salary         Bonus         <F1>         shares<F2>     <F3>
------------------ ------ ------------ -------------- -------------- ------------ -------------
Harold Hamm <F4>   2003   $          -   $          -   $          -          -   $          -
                   2002   $          -   $          -   $          -          -   $          -
                   2001   $          -   $          -   $          -          -   $          -

Jack Stark         2003   $ 172,354.32   $   6,685.95   $          -          -   $      8,618
                   2002   $ 161,512.00   $  36,651.00   $          -      8,000   $     11,751
                   2001   $ 151,384.00   $  17,996.00   $          -          -   $     11,244

Jeff Hume          2003   $ 138,203.40   $   5,925.46   $          -          -   $     22,660
                   2002   $ 135,012.00   $  20,450.00   $          -          -   $     22,501
                   2001   $ 125,580.00   $  15,747.00   $          -          -   $     22,029

Roger Clement      2003   $ 163,828.00   $   5,656.79   $          -          -   $      6,412
                   2002   $ 146,424.00   $  32,841.00   $          -          -   $      8,544
                   2001   $ 127,500.00   $  15,883.00   $          -          -   $     12,068

Randy Moeder       2003   $ 142,333.00   $   5,440.00   $          -          -   $     22,828
                   2002   $ 132,619.00   $  23,930.00   $          -          -   $     21,625
                   2001   $ 124,208.00   $  25,197.00   $          -          -   $     21,217

<F1>
     Represents the value of perquisites and other personal benefits in excess of the lesser of
     $50,000 or 10% of annual salary and bonus. For the years ended December 31, 2001, 2002 and
     2003, we paid no other annual compensation to its named executive officers.
<F2>
     We adopted our 2000 Stock Option Plan  effective  October 1, 2000, and allocated a maximum of 1,020,000  shares of Common Stock to this plan.  Effective  October 1, 2000, we granted
     Incentive  Stock Options to purchase 90,000 shares and  Non-qualified  Options to purchase
     54,000 shares.  Effective  April 1, 2002, we granted  Incentive  Stock Options to purchase
     13,000 shares and Non-qualified Options to purchase 5,000 shares.  Effective July 1, 2002, we granted Incentive Stock Options to purchase 5,000 shares and  Non-qualified  Options to purchase 5,000 shares. There were no shares granted in 2003.
<F3>
     Represents contributions made by us to the accounts of executive officers under our profit sharing plan and under our nonqualified compensation plan.
<F4>
     Received no compensation during the calendar year 2001, 2002 and 2003.

                                              2003 Year-End Option Value
                         Number of Securities Underlying         Value of Unexercised In-the-Money
                         Unexercised Options at 12/31/03              Options at 12/31/03
                      ----------------------------------------  -----------------------------------
Name                     Exercisable (#)    Unexercisable (#)    Exercisable ($)  Unexercisable ($)
--------------------  -------------------  -------------------  ---------------- ------------------
Jack Stark                   25,600            14,400            $    368,400     $     194,240
Jeff Hume                    24,000             8,000            $    341,280     $      85,760
Roger Clement                32,000             8,000            $    483,040     $      85,760
Randy Moeder                 17,000             8,000            $    217,240     $      85,760

<F1>
     The value of unexercised  in-the-money options at December 31, 2003, is computed as the product of the stock value at December 31,  2003,  assumed to be $24.72 per share less the stock option exercise price, and the number of underlying securities at December 31, 2003.

Equity Compensation Plan Information

     This table gives information about our common stock that may be issued upon the exercise of options, warrants of rights under our 2000 Stock Incentive Plan, which is our only existing equity compensation plan. The table also includes information with respect to our outstanding restricted stock that has not vested and restricted stock available for issuance under our existing equity compensation plan.

                               (a)                 (b)                 (c)
                                                                    Number of
                                                                   securities
                                                                   remaining
                                                                 available for
                                                                future issuance
                                                                 under equity
                       Number of securities  Weighted average  compensation plan
                          to be issued       exercise price of    (excluding
                        upon exercise of    outstanding options   securities
                       outstanding options, warrants and rights   reflected
                       warrants and rights         <F1>          in column (a)
                       -------------------  -------------------  -------------
Equity compensation
plans approved by
security holders                171,998            10.79           1,028,002

Equity compensation
plans not approved by
security holders                      -                -                   -
                                -------            -----           ---------
Total                           171,998            10.79           1,028,002

<F1>
     For purposes of the calculation of the weighted average exercise price, all options to purchase shares of stock granted under our existing equity compensation plan were deemed to have an exercise price of $10.79.

Employment Agreements

     We do not have formal employment agreements with any of our senior management employees.

Stock Option Plan

     We adopted our 2000 stock incentive plan effective October 1, 2000 to encourage our key employees by providing opportunities to participate in our ownership and future growth through the grant of incentive stock options and nonqualified stock options. The plan also permits the grant of options to our directors. Our Board of Directors presently administers the plan.

     The maximum number of shares for which options may be granted under the plan is 1,020,000 shares of common stock, subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or certain defined change of control events. Shares subject to previously expired, canceled, forfeited or terminated options become available again for grants of options.

     The Chairman of the Board of Directors determines the number of shares and other terms of each grant. Under this plan, we may grant either incentive stock options or nonqualified stock options. The price payable upon the exercise of an incentive stock option may not be less than 100% of the fair market value of our common stock at the time of grant, or in the case of an incentive stock option granted to an employee owning stock possessing more than 10% of the total combined voting power of all classes of our common stock, 110% of the fair market value on the date of grant. We may grant incentive stock options to an employee only to the extent that the aggregate exercise price of all such options under all of our plans becoming exercisable for the first time by the employee during any calendar year does not exceed $100,000. We may not grant a nonqualified stock option at an exercise price that is less than 50% of the fair market value of our common stock on the date of grant.

     Each option that we have granted or will grant under the plan will expire on the date we specify, but not more than ten years from the date of grant or, in the case of a 10% shareholder, not more than five years from the date of grant. Unless otherwise agreed, an incentive stock option will terminate not more than 90 days, or twelve months in the event of death or disability, after the optionee's termination of employment.

     An optionee may exercise an option by us giving written notice, accompanied by full payment:

     o    in cash or by check, bank draft or money order payable to us;

     o by delivering shares of our common stock or other equity securities having a fair market value equal to the exercise price; or

     o    a combination of the foregoing.

     Outstanding options become non-forfeitable and exercisable in full immediately prior to certain defined change of control events. Unless otherwise determined by us, outstanding options will terminate on the effective date of our dissolution or liquidation.

     The plan may be terminated or amended by us at any time subject, in the case of certain amendments, to shareholder approval. If not earlier terminated, the plan expires on September 30, 2010.

     With certain exceptions, Section 162(m) of the Internal Revenue Code denies a deduction to publicly held corporations for compensation paid to certain executive officers in excess of $1.0 million per executive per taxable year (including any deduction with respect to the exercise of an option). An exception exists; however, for amounts received upon exercise of stock options pursuant to certain grand fathered plans. Options granted under our plan are expected to satisfy this exception.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 29, 2004, held by:

     o    Each of our directors who owns common stock,

     o    Each of our executive officers who owns common stock,

     o Each person known or believed by the Company to own beneficially 5% or more of our common stock, and

     o    All of our directors and executive officers as a group.

     Unless otherwise indicated, each person has sole voting and dispositive power with respect to such shares. The number of shares of common stock outstanding for each listed person includes any shares the individual has the right to acquire within 60 days of this prospectus.

                                                   Shares of          Ownership
Name of Beneficial Owner                          Common Stock        Percentage
---------------------------------------------  ---------------        ----------
Harold Hamm <F1> <F2>                               13,037,328        90.73%
Harold Hamm DST Trust and HJ Trust <F3>              1,331,591         9.27%
Jack Stark <F1> <F2><F4>                                27,200            *
Jeff Hume <F1><F4>                                      24,000            *
Roger Clement <F1> <F2><F4>                             32,000            *
Randy Moeder <F1><F4>                                   17,000            *

All executive officers and directors as a group     13,137,528        90.80%

* Less than 1%.

<F1>
     Executive officer
<F2>
     Director
<F3>
     The trustee of each Trust is an independent trustee. Harold Hamm has no voting or investment power over the assets in either Trust, and has no power to direct the sale of any of the shares or our common stock held by each such Trust. Harold Hamm disclaims beneficial interest in all shares of our common stock held by each such Trust.
<F4>
     Represents shares that may be acquired upon the exercise of options which are exercisable within the next 60 days.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Set forth below is a description of transactions entered into between us and certain of our officers, directors, employees and stockholders during 2003. Certain of these transactions will continue in the future and may result in conflicts of interest between us and such individuals, and there can be no assurance that conflicts of interest will always be resolved in favor of us.

     Oil and Gas Operations. We are provided certain oilfield services by companies which are substantially owned and are controlled by Harold Hamm, our Chairman, President and Chief Executive Officer and principal shareholder. These services include leasehold acquisition, well location, site construction and other well site services, saltwater trucking, use of rigs for completion and workovers of oil and gas wells and the rental of oil field tools and equipment. The aggregate amounts paid by us to these affiliated companies during 2003 was $13.6 million and at December 31, 2003, we owed these companies an aggregate of approximately $2.3 million in current accounts payable. The services were provided at costs and upon terms that management believes are no less favorable to us than could have been obtained from unaffiliated parties. In addition, Harold Hamm and certain companies controlled by him own interests in wells operated by us. At December 31, 2003, we owed such persons an aggregate of $0.09 million, representing their shares of oil and gas production sold by us.

     During 2001, in our capacity as operator of certain oil and gas properties we began selling natural gas produced to Hiland Partners, LLC, which is 75% owned by two of our executive officers. During 2003, we sold natural gas valued at $1.0 million to Hiland Partners, LLC. We have two lease agreements with Hiland Partners, each for a term of five years, expiring in 2007 and 2008, respectively. These leases cover compressors we use in our Cedar Hills HPAI project. The aggregate rentals payable by us under these leases is $16.7 million, of which $2.7 million had been paid as of December 31, 2003. These leases have been capitalized on our financial statements and rental payments are made monthly over the five-year terms. We believe that the terms of these lease arrangements are no less favorable to us than we could have obtained from an unrelated third party. Our independent directors approved the terms of this lease.

     Office Lease. We lease office space in buildings owned by Harold Hamm, our Chairman, President and Chief Executive Officer and principal shareholder. In 2003, we paid monthly rents associated with these operating leases aggregating approximately $505,000. The leases have terms of one year or less. We believe that the terms of these leases are no less favorable to us than those that would be obtained from unaffiliated parties. Our independent directors approved the terms of these leases.

     Participation in Wells. Certain of our officers and directors have participated in, and may participate in the future in, wells drilled by us, or in the case of our principal stockholder in the acquisition of properties. At December 31, 2003, the aggregate unpaid balance owed to us by such officers and directors was $6,251, none of which was past due.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following fees set forth our accounting fees and services for the fiscal years ended December 31, 2003 and 2002 by Ernst & Young LLP, our principal accounting firm for external auditing and Arthur Andersen LLP our former auditors.

                                        Year Ended
                                       December 31,
                                 2002               2003
                          ------------------ ------------------
Audit Fees                 $  148,274          $  203,800
Audit-Related Fees                  -                   -
Tax Fees                            -                   -
All Other Fees                      -                   -
                          ------------------ ------------------
Total                      $  148,274          $  203,800


     In 2003, our audit committee adopted a formal policy concerning approval of audit and non-audit services. The policy requires pre-approval of all audit and non-audit services to be provided to us and our subsidiaries; provided that we may establish guidelines for (i) the delegation of authority for pre-approval to a single member of the committee and/or (ii) establishing a de minimis exception in accordance with applicable laws and regulations.

     Our audit committee has established guidelines for the retention of the independent auditor for any allowed non-audit service. Under the policy, the following non-audit services may not be performed by our auditor contemporaneously with audit services:

     o Bookkeeping or other services related to our accounting records or financial statements and our subsidiaries;

     o    Financial information systems design and implementation;

     o    Appraisal   or   valuation    services,    fairness    opinions,    or
          contribution-in-kind reports;

     o    Actuarial services;

     o    Internal audit outsourcing services;

     o    Management functions or human resources;

     o    Broker or dealer, investment advisor, or investment banking services;

     o    Legal services and expert services unrelated to the audit; and

     o    Any  other   service   that  the   audit   committee   determines   is
          impermissible.

                                     PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS:

     The following consolidated financial statements of the Company and the Reports of the Company's Independent Auditors thereon are included on pages 45 through 66 of this Form 10-K.

     Reports of Independent Auditors

     Consolidated Balance Sheets as of December 31, 2002 and 2003

     Consolidated Statement of Operations for the three years in the period ended December 31, 2003

     Consolidated Statement of Cash Flows for the three years in the period ended December 31, 2003

     Consolidated Statement of Stockholder's Equity for the three years in the period ended December 31, 2003

     Notes to the Consolidated Financial Statements

    2.  FINANCIAL STATEMENT SCHEDULES: None.

    3.  EXHIBITS:

                        DESCRIPTION AND METHOD OF FILING

2.1 Agreement and Plan of Recapitalization of Continental Resources, Inc. dated October 1, 2000. [2.1](4)

3.1 Amended and Restated Certificate of Incorporation of Continental Resources, Inc. [3.1](1)

3.2       Amended and Restated Bylaws of Continental Resources, Inc. [3.2](1)

3.3       Certificate of Incorporation of Continental Gas, Inc. [3.3](1)

3.4       Bylaws of Continental Gas, Inc., as amended and restated.[3.4](1)

3.5       Certificate of Incorporation of Continental Crude Co. [3.5](1)

3.6       Bylaws of Continental Crude Co. [3.6](1)

4.1 Restated Credit Agreement dated April 21, 2000, among Continental Resources, Inc. and Continental Gas Inc., as Borrowers and MidFirst Bank as Agent (the `Credit Agreement') [4.4] (3)

4.1.1     Form of Consolidated  Revolving Note under the Credit  Agreement [4.4]
          (3)

4.1.2 Second Amended and Restated Credit Agreement among Continental Resources, Inc., Continental Gas, Inc. and Continental Resources of Illinois, Inc., as Borrowers, and MidFirst Bank, dated July 9, 2001. [10.1](5)

4.1.3 Third Amended and Restated Credit Agreement among Continental Resources, Inc., Continental Gas, Inc. and Continental Resources of Illinois, Inc., as Borrowers, and MidFirst Bank, dated January 17, 2002. [4.13](7)

4.1.4 Fourth Amended and Restated Credit Agreement dated March 28, 2002, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB and Fortis Capital Corp. [10.1](8)

4.1.5 First Amendment to the Revolving Credit Agreement dated June 12, 2003, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB and Fortis Capital Corp. [10.1](9)

4.1.6 Second Amendment to the Revolving Credit Agreement dated October 22, 2003, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB and Fortis Capital Corp. [10.1](10)

4.2 Indenture dated as of July 24, 1998, between Continental Resources, Inc. as Issuer, the Subsidiary Guarantors named therein and the United States Trust Company of New York, as Trustee. [4.2](1)

10.1      Unlimited Guaranty Agreement dated March 28, 2002. [10.2](8)

10.2 Security Agreement dated March 28, 2002, between Registrant and Guaranty Bank, FSB, as Agent. [10.3](8)

10.3 Stock Pledge Agreement dated March 28, 2002, between Registrant and Guaranty Bank, FSB, as Agent. [10.4](8)

10.4 Conveyance Agreement of Worland Area Properties from Harold G. Hamm, Trustee of the Harold G. Hamm Revocable Intervivos Trust dated April 23, 1984, to Continental Resources, Inc. [10.4](2)

10.5 Purchase Agreement signed January 2000, effective October 1, 1999, by and between Patrick Energy Corporation as Buyer and Continental Resources, Inc. as Seller. [10.5](2)

10.6 +    Continental Resources, Inc. 2000 Stock Option Plan. [10.6](4)

10.7 +    Form of Incentive Stock Option Agreement. [10.7](4)

10.8 +    Form of Non-Qualified Stock Option Agreement. [10.8](4)

10.9 Purchase and Sales Agreement between Farrar Oil Company and Har-Ken Oil Company, as Sellers, and Continental Resources of Illinois, Inc. as Purchaser, dated May 14, 2001. [2.1](5)

10.10 Collateral Assignment of Contracts dated March 28, 2002, between Registrant and Guaranty Bank, FSB, as Agent. [10.5](8)

12.1 *    Statement  re  computation  of  ratio of debt to  Adjusted  EBITDA.
          [12.1](11)

12.2 *    Statement  re  computation  of ratio of earning  to fixed  charges.
          [12.2](11)

12.3 * Statement re computation of ratio of adjusted EBITDA to interest expense. [12.3](11)

21.0 *    Subsidiaries of Registrant. [21](6)

31.1 * Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2 * Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

99.1 Letter to the Securities and Exchange Commission dated March 28, 2002, regarding the audit of the Registrant's financial statements by Arthur Andersen LLP. [99.1](7)

-------------

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

(9) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003. The exhibit number is indicated in brackets and is incorporated herein by reference.

(10) Filed as an exhibit to current report on Form 8-K dated October 22, 2003. The exhibit number is indicated in brackets and is incorporated herein by reference.

(11) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The exhibit number is indicated in brackets and is incorporated herein by reference.

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

      March 25, 2004                     CONTINENTAL RESOURCES, INC.

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

Signatures                  Title                                                    Date
----------                  -----                                                    ----
HAROLD HAMM            Chairman of the Board, President, Chief Executive Officer,    March 25, 2004
Harold Hamm            and Director (Principal Executive Officer)

ROGER V. CLEMENT       Senior Vice President, Chief Financial Officer, Treasurer,    March 25, 2004
Roger V. Clement       and Director (Principal Financial Officer and Principal
                       Accounting Officer)

JACK STARK             Senior Vice President of Exploration and Director             March 25, 2004
Jack Stark

MARK MONROE            Director                                                      March 25, 2004
Mark Monroe

H.R. SANDERS, JR.      Director                                                      March 25, 2004
H.R. Sanders, Jr.

ROGER FARRELL          Director                                                      March 25, 2004
Roger Farrell

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

                   INDEX OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors...............................................45

Copy of Report of Independent Public Accountants ............................46

Consolidated Balance Sheets as of December 31, 2002 and 2003.................47

Consolidated Statements of Operations for the Years Ended December 31,
     2001, 2002 and 2003.....................................................49

Consolidated Statements of Stockholders' Equity
     for the Years Ended December 31, 2001, 2002 and 2003....................50

Consolidated Statements of Cash Flows for the Years Ended December 31,
     2001, 2002 and 2003.....................................................51

Notes to Consolidated Financial Statements...................................52

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and stockholders of Continental Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Continental Resources, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Continental Resources, Inc. and subsidiaries as of December 31, 2001, were audited by other auditors who ceased operations and whose report dated February 15, 2002, expressed an unqualified opinion on those statements.

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

As discussed above, the financial statements of Continental Resources, Inc. as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 10, the Company changed the composition of its reportable segments in 2003, and the amounts in the 2001 financial statements relating to reportable segments have been restated to conform to the 2003 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 financial statements. Our procedures included (a) agreeing the adjusted amounts of segment revenues, operating income and assets to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation's of segment amounts to the
consolidated  financial  statements.   In  our  opinion,  such  adjustments  are
appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Resources, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No, 143, Accounting for Asset Retirement Obligations.


Oklahoma City, Oklahoma,                        ERNST & YOUNG LLP
March 25, 2004

INFORMATION REGARDING PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS' REPORT

The following report is a copy of a previously issued report by Arthur Andersen LLP ("Andersen"). Andersen has not reissued the report nor has Andersen consented to its inclusion in this annual report on Form 10-K. The Andersen report refers to the consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999 and 2000, which are no longer included in the accompanying financial statements.

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

Oklahoma City, Oklahoma                  ARTHUR ANDERSEN LLP
February 15, 2002

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                       December 31,
                                              --------------- -------------
CURRENT ASSETS:                                   2002            2003
                                              --------------- -------------
Cash and cash equivalents                     $        2,520  $      2,277
Accounts receivable -
  Oil and gas sales                                   14,756        19,035
  Joint interest and other, net                        7,884        13,577
Inventories                                            6,700         5,465
Prepaid expenses                                         450           336
Fair value of derivative contracts                       628           151
                                              --------------- -------------
  Total current assets                                32,938        40,841

PROPERTY AND EQUIPMENT, AT COST:
Oil and gas properties, based on successful
  efforts of accounting                              522,213       601,325
Gas gathering and processing facilities               33,113        49,600
Service properties, equipment and other               18,430        19,515
                                              --------------- -------------
  Total property and equipment                       573,756       670,440
Less accumulated depreciation,
     depletion and amortization                      205,853       231,008
                                              --------------- -------------
  Net property and equipment                         367,903       439,432

OTHER ASSETS:
Debt issuance costs, net                               5,828         4,707
Other assets                                               8             8
                                              --------------- -------------
  Total other assets                                   5,836         4,715
                                              --------------- -------------
  Total assets                                $      406,677  $    484,988
                                              =============== =============

     The accompanying notes are an integral part of these consolidated financial statements.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                          December 31,
                                                     ---------------------------
CURRENT LIABILITIES:                                     2002          2003
                                                     -------------- ------------
Accounts payable                                     $      26,665  $    27,950
Current portion of long-term debt                            2,400        5,776
Revenues and royalties payable                               5,299        8,250
Accrued liabilities:
  Interest                                                   6,273        6,312
  Other                                                      4,047        7,212
Fair value of derivative contracts                           2,082          640
                                                     -------------- ------------
  Total current liabilities                                 46,766       56,140

LONG-TERM DEBT, net of current portion                     244,705      285,144
ASSET RETIREMENT OBLIGATION                                      -       26,608
OTHER NONCURRENT LIABILITIES                                   125          164

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, no shares issued and outstanding                     -            -
Common stock, $0.01 par value, 20,000,000 shares
authorized, 14,368,919 shares issued and outstanding           144          144
Additional paid-in-capital                                  25,087       25,087
Retained earnings                                           89,850       92,190
Accumulated other comprehensive income                           -         (489)
                                                     -------------- ------------
  Total stockholders' equity                               115,081      116,932
                                                     -------------- ------------
  Total liabilities and stockholders' equity         $     406,677  $   484,988
                                                     ============== ============

     The accompanying notes are an integral part of these consolidated financial statements.

                         CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in thousands, except share data)
                                                              December 31,
                                              ----------------------------------------------
REVENUES:                                         2001             2002             2003
                                              ------------     ------------     ------------
Oil and gas sales                             $   112,170      $   108,752      $   138,948
Crude oil marketing                               245,872          153,547          168,092
Change in derivative fair value                         -           (1,455)           1,455
Gathering, marketing and processing                44,988           33,708           74,459
Oil and gas service operations                      6,047            5,739            9,114
                                              ------------     ------------     ------------
  Total revenues                                  409,077          300,291          392,068

OPERATING COSTS AND EXPENSES:
Production                                         28,406           28,383           37,604
Production taxes                                    8,385            7,729           10,251
Exploration                                        15,863           10,229           17,221
Crude oil marketing                               245,003          152,718          166,731
Gathering, marketing and processing                36,367           29,783           68,969
Oil and gas service operations                      5,294            6,462            8,046
Depreciation, depletion and amortization
  of oil and gas properties                        23,646           26,942           37,329
Depreciation and amortization of other
  property and equipment                            4,085            4,438            5,038
Property impairments                               10,113           25,686            8,975
Asset retirement obligation accretion                   -                -            1,151
General and administrative                          8,753           10,713           11,178
                                              ------------     ------------     ------------
  Total operating costs and expenses              385,915          303,083          372,493

OPERATING INCOME (LOSS)                            23,162           (2,792)          19,575

OTHER INCOME (EXPENSES):
Interest income                                       630              285              108
Interest expense                                  (15,674)         (18,401)         (20,258)
Other income, net                                      48              653              197
Gain on sale of assets                              3,501              223              556
                                              ------------     ------------     ------------
  Total other income (expense)                    (11,495)         (17,240)         (19,397)
                                              ------------     ------------     ------------
INCOME (LOSS) BEFORE
  CHANGE IN ACCOUNTING PRINCIPLE                   11,667          (20,032)             178
                                              ------------     ------------     ------------
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                  -                -            2,162
                                              ------------     ------------     ------------

NET INCOME                                    $    11,667      $   (20,032)     $     2,340
                                              ============     ============     ============
BASIC EARNINGS PER COMMON SHARE:
  Earnings before cumulative effect
    of accounting change                      $      0.81      $     (1.39)     $      0.01
  Cumulative effect of accounting change                -                -             0.15
                                              ------------     ------------     ------------
  Basic                                       $      0.81      $     (1.39)     $      0.16
                                              ============     ============     ============
DILUTED EARNINGS PER COMMON SHARE:
  Earnings before cumulative effect
    of accounting change                      $      0.81      $     (1.39)     $      0.01
  Cumulative effect of accounting change                -                -             0.15
                                              ------------     ------------     ------------
  Diluted                                     $      0.81      $     (1.39)     $      0.16
                                              ============     ============     ============

     The accompanying notes are an integral part of these consolidated financial statements.

                                     CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
                                                (Dollars in thousands)
                                                                                        Accumulated
                                                            Additional                     Other         Total
                                  Shares         Common      Paid-In      Retained     Comprehensive  Stockholders'
                                Outstanding      Stock       Capital      Earnings         Income        Equity
                               ------------  -----------  ------------  -------------  -------------  --------------
BALANCE, December 31, 2000       14,368,919  $       144  $     25,087  $     98,215   $          -   $    123,446
                               ------------  -----------  ------------  -------------  -------------  --------------
  Net Income                              -            -             -        11,667              -         11,667
                               ------------  -----------  ------------  -------------  -------------  --------------
BALANCE, December 31, 2001       14,368,919  $       144  $     25,087  $    109,882   $          -   $    135,113
                               ------------  -----------  ------------  -------------  -------------  --------------
  Net Loss                                -            -             -       (20,032)             -        (20,032)
                               ------------  -----------  ------------  -------------  -------------  --------------
BALANCE, December 31, 2002       14,368,919  $       144  $     25,087  $     89,850   $          -   $    115,081
                               ------------  -----------  ------------  -------------  -------------  --------------
Comprehensive Income:
  Net Income                              -            -             -         2,340              -          2,340
  Change in fair value of
    derivative contracts                  -            -             -             -           (489)          (489)
                                                                                                      --------------
  Total comprehensive income                                                                                 1,851
                               ------------  -----------  ------------  -------------  -------------  --------------
BALANCE, December 31, 2003       14,368,919  $       144  $     25,087  $     92,190   $       (489)  $    116,932
                               ============  ===========  ============  =============  =============  ==============

     The accompanying notes are an integral part of these consolidated financial statements.

                                    CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOW
                                FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
                                              (Dollars in thousands)
                                                                      2001            2002              2003
                                                                  --------------  -------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $      11,667   $    (20,032)   $        2,340
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities-
  Depreciation, depletion and amortization                               27,731          31,380           42,473
  Accretion of asset retirement obligation                                    -               -            1,151
  Impairment of properties                                                6,595          25,686            8,975
  Change in derivative fair value                                             -           1,455          (1,455)
  Amortization of debt issuance costs                                       534           1,171            1,633
  Gain on sale of assets                                                 (3,460)           (223)            (239)
  Change in accounting principle                                              -               -           (2,162)
  Dry hole costs                                                         12,996           5,880           13,566
Cash provided by (used in) changes in assets and liabilities-
  Accounts receivable                                                     7,360          (4,383)          (9,972)
  Inventories                                                            (1,333)           (379)           1,341
  Prepaid expenses                                                         (278)              5              115
  Accounts payable                                                        5,411           4,089            1,285
  Revenues and royalties payable                                         (3,776)          1,895            2,951
  Accrued liabilities                                                      (469)            414            3,204
  Other noncurrent assets                                                   435               5                -
  Other noncurrent liabilities                                                -              34               40
                                                                  --------------  --------------  ---------------
    Net cash provided by operating activities                            63,413          46,997           65,246

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development                                           (67,843)       (106,532)         (95,880)
  Gas gathering and processing facilities and service
    properties, equipment and other                                      (6,645)         (6,260)         (18,085)
  Purchase of oil and gas properties                                    (36,535)           (655)            (180)
  Proceeds from sale of assets                                            4,639             152            5,354
                                                                  --------------  --------------  ---------------
    Net cash used in investing activities                              (106,384)       (113,295)        (108,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit and other                                   52,245         138,830           49,405
Repayment of Senior Subordinated Notes                                   (3,000)              -                -
Repayment of line of credit and other                                    (6,200)        (75,120)          (5,590)
Debt issuance costs                                                           -          (2,117)            (513)
                                                                  --------------  --------------  ---------------
  Net cash provided by financing activities                              43,045          61,593           43,302

NET INCREASE (DECREASE) IN CASH                                              74          (4,705)            (243)

CASH and CASH EQUIVALENTS, beginning of year                              7,151           7,225            2,520
                                                                  --------------  --------------  ---------------

CASH and CASH EQUIVALENTS, end of year                            $       7,225   $       2,520   $        2,277
                                                                  ==============  ==============  ===============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                   $      15,269   $      16,386   $       20,386

     The accompanying notes are an integral part of these consolidated financial statements.


                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

     Continental Resources, Inc. ("CRI or Continental") was incorporated in Oklahoma on November 16, 1967, as Shelly Dean Oil Company. On September 23, 1976, the name was changed to Hamm Production Company. In January 1987, the Company acquired all of the assets and assumed the debt of Continental Trend Resources, Inc. Affiliated entities, J.S. Aviation and Wheatland Oil Co. were merged into Hamm Production Company, and the corporate name was changed to Continental Trend Resources, Inc. at that time. In 1991, the Company's name was changed to Continental Resources, Inc. Effective June 1, 1997, the Company converted to an S-corporation under subchapter S of the Internal Revenue Code.

     Continental has three wholly owned subsidiaries, Continental Gas, Inc. ("CGI"), Continental Resources of Illinois, Inc. ("CRII") and Continental Crude Co. ("CCC"). CGI was incorporated in April 1990, CRII was incorporated in June 2001 for the purpose of acquiring the assets of Farrar Oil Company and Har-Ken Oil Company and CCC was incorporated in May 1998. Since its incorporation, CCC has had no operations, has acquired no assets and has incurred no liabilities.

     The Company operates principally in two segments:

     1. Exploration and Production - Continental and Continental Resources of Illinois, Inc.'s principal business is oil and natural gas exploration, development and production. CRI and CRII have interests in approximately 2,207 wells and serve as the operator in the majority of these wells. CRI and CRII's operations are primarily in Oklahoma, North Dakota, South Dakota, Montana, Wyoming, Texas, Illinois, Mississippi and Louisiana.

     2. Gas Gathering, Marketing and Processing - Continental Gas, Inc. is engaged principally in natural gas marketing, gathering and processing activities and currently operates seven gas gathering systems and three gas processing plants in its operating areas. In addition, CGI participates with CRI in certain oil and natural gas wells.

Basis of Presentation

     The accompanying consolidated financial statements include the accounts and operations of CRI, CRII, CGI and CCC (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Recently Issued Accounting Pronouncements

     In 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method and the liability should be accreted to its face amount. The Company adopted SFAS No. 143 on January 1, 2003. The primary impact of this standard relates to oil and gas wells on which the Company has a legal obligation to plug and abandon the wells. Prior to SFAS No. 143, the Company had not recorded an obligation for these plugging and abandonment costs due to its assumption that the salvage value of the surface equipment would substantially offset the cost of dismantling the facilities and carrying out the necessary clean up and reclamation activities. The adoption of SFAS No. 143 on January 1, 2003, resulted in a net increase to Property and Equipment and Asset Retirement Obligations of approximately $27.8 million and $25.6 million, respectively, as a result of the Company separately accounting for salvage values and recording the estimated fair value of its plugging and abandonment obligations on the balance sheet. The impact of adopting SFAS No. 143 has been accounted for through a cumulative effect adjustment that amounted to $2.2 million increase to net income recorded on January 1, 2003. The increase in expense resulting from the accretion of the asset retirement obligation and the depreciation of the additional capitalized well costs is expected to be substantially offset by the decrease in depreciation from the Company's consideration of the estimated salvage values in the calculation.

     The following table summarizes our activity related to asset retirement obligations:

Asset Retirement Obligation liability at January 1, 2003         $25,636
Asset Retirement Obligation accretion expense                      1,151
Plus:  Additions for new assets                                      676
Less: Plugging costs and sold assets                                (855)
                                                                 --------
  Asset Retirement Obligation liability at December 31, 2003      $26,608
                                                                 ========

     Pro forma asset retirement obligation at January 1, 2002, was $25.2 million.

     The following table describes the pro forma effect on net income and earnings per share for the years December 31, 2001 and 2002, as if SFAS No. 143 had been adopted in January 1 2001.

                                                           Year Ended         Year Ended
                                                       December 31, 2001  December 31, 2002
                                                       ----------------   -----------------
Net income (loss) - as reported                         $      11,667     $     (20,032)
Less: Asset retirement obligation accretion expense              (967)           (1,023)
Less: Asset retirement cost depreciation expense                 (613)             (665)
Plus:  Reduction in  depreciation  expense on salvage
  value                                                           637               717
                                                        ---------------   -----------------
Net income - pro forma                                  $      10,724     $     (21,003)
                                                        ===============   =================

Earnings per share:
As reported
  Basic                                                 $      0.81       $     (1.39)
  Diluted                                               $      0.81       $     (1.39)

Pro Forma
  Basic                                                 $      0.75       $     (1.46)
  Diluted                                               $      0.75       $     (1.46)

     Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142), were issued in June 2001 and became effective for the Company on July 1, 2001 and January 1, 2002, respectively. The Company understands the majority of the oil and gas industry did not change accounting and disclosures for mineral interest use rights upon the implementation of FAS 141 and 142. However, an interpretation of FAS 141 and 142 is being considered as to whether mineral interest use rights in oil and gas properties are intangible assets. Under this interpretation, mineral interest use rights for both undeveloped and developed leaseholds would be classified as intangible assets, separate from oil and gas properties. This interpretation would not affect our results of operations or cash flows however could result in the reclassification of $33.8 million for 2002 and $33.4 million for 2003 from property and equipment to other intangible assets.

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. For certain guarantees, FIN 45 requires recognition at the inception of a guarantee of a liability for the fair value of the obligation assumed in issuing the guarantee. FIN 45 also requires expanded disclosures for outstanding guarantees, even if the likelihood of the guarantor having to make any payments under the guarantee is considered remote. The recognition provisions of FIN 45 were effective for guarantees issued or modified after December 31, 2002. The Company has not issued or modified any material guarantees within the scope of FIN 45 during 2003; therefore, implementation of this new standard has not impacted its consolidated financial condition or results of operations.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51. This interpretation clarifies the application of ARB 51, Consolidated Financial Statements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Because application of the majority voting interest requirement in ARB 51 may not identify the party with a controlling financial interest in situations where controlling financial interest is achieved through arrangements not involving voting interests, this interpretation introduces the concept of variable interests and requires consolidation by an enterprise having variable interests in previously unconsolidated entity if the enterprise is considered the primary beneficiary, meaning the enterprise will absorb a majority of the variable interest entity's expected losses or residual returns. For variable interest entities in existence as of February 1, 2003, FIN 46, as originally issued, required consolidation by the primary beneficiary in the third quarter of 2003. In October 2003, the FASB deferred the effective date of FIN 46 to the fourth quarter. Continental has reviewed the effects of FIN 46 relative to its relationships with possible variable interest entities and has determined that the adoption of such standard had no material impact on the Company as it has no interests in any material variable interest entities.

Cash and Cash Equivalents

     Cash and cash equivalents consist of all demand deposits and funds invested in short-term investments with original maturities of three-months or less.

Accounts Receivable

     The Company operates exclusively in the oil and natural gas exploration and production, gas gathering and processing and gas marketing industries. Joint interest and oil and gas sales receivables are generally unsecured. The Company's joint interest receivables at December 31, 2002 and 2003 are recorded net of an allowance for doubtful accounts of approximately $544,000 and $230,000, respectively, in the accompanying consolidated balance sheets. The allowance for uncollectable accounts is established on a case-by-case basis when the Company believes the required payment of specific amounts owed is unlikely to occur. The Company's provision for doubtful accounts was $24,503, $114,819 and $13,348 during 2001, 2002 and 2003 respectively.

Inventories

     Inventories consist primarily of tubular goods, production equipment and crude oil in tanks, which are stated at the lower of average cost or market. At December 31, 2002 and 2003, tubular goods and production equipment totaled approximately $5,572,000 and $4,151,000, respectively and crude oil in tanks totaled approximately $1,128,000 and $1,314,000, respectively.

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

Depreciation, Depletion, Amortization and Impairment

     Depreciation, depletion, and amortization (DD&A) of capitalized drilling and development costs of producing oil and gas properties are generally computed using the units of production method on an individual property or unit basis based on total estimated proved developed oil and gas reserves. Amortization of producing leasehold is based on the unit-of-production method using total estimated proved reserves. In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas are established based on estimates made by the Company's geologist and engineers. Gas gathering systems and gas processing plants are depreciated using the straight-line method over an estimated useful life of 14 years. Service properties, equipment and other assets are depreciated using the straight-line method over estimated useful lives of 5 to 40 years. Upon sale or retirement of depreciable or depletable property, the cost and related accumulated DD&A are eliminated from the accounts and the resulting gain or loss is recognized.

     As stated above, DD&A of capitalized drilling and development costs of producing oil and gas properties are generally computed using the units of production method on total estimated proved developed oil and gas reserves. However, successful efforts accounting provides that in instances in which a significant amount of development costs relate to both proved developed and proved undeveloped reserves, a distortion in the DD&A rate would occur if such developmental costs were amortized over only proved developed reserves. At December 31, 2003, the Company has capitalized drilling and development costs of approximately $168.6 million related to the high-pressure air injection project currently in process in the Cedar Hills Field. Proved reserves associated with this field are approximately 42.2 MMBoe of which 28.5 MMBoe, or 67% are proved undeveloped. At December 31, 2003, the Company has excluded approximately $112.9 million, or 67% of the development costs from the amortization base for purposes of computing DD&A. In future periods, the proved undeveloped reserves will be transferred to proved developed as such reserves meet the definition of proved reserves under SEC guideline. Costs associated with the Cedar Hills Field will be added to the amortization base based on the ratio of proved developed reserves to proved undeveloped reserves. The Company's future DD&A rate on this field could be significantly impacted by upward or downward revisions in the oil and gas reserve estimates associated with this field.

     Non-producing properties consist of undeveloped leasehold costs and costs associated with the purchase of certain proved undeveloped reserves. Individually significant non-producing properties are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other non-producing properties are amortized on a composite method based on the Company's estimated experience of successful drilling and the average holding period. Impairment of non-producing properties was $4.8 million, $23.4 million, and $5.2 million for 2001, 2002, and 2003. Geological and geophysical costs, delay rentals and costs to drill exploratory wells that do not find proved reserves are expensed. Repairs and maintenance are charged to expense as incurred.

     In accordance with the provisions of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recognizes impairment losses for developed oil and gas properties and other long-lived assets when indicators of impairment are present and the undiscounted cash flows from proved and risk adjusted probable reserves are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows. The Company's oil and gas properties were reviewed for indicators of impairment on a field-by-field basis, resulting in the recognition of impairment provisions of $5.3 million, $2.3 million, and $3.8 million respectively, for 2001, 2002 and 2003. The majority of the impairment recognized in these years relates to fields comprised of a small number of properties or single wells on which the Company does not expect sufficient future net cash flow to recover its carrying cost.

Income Taxes

     Effective June 1, 1997,  the Company  converted to an  S-Corporation  under
Subchapter S of the Internal Revenue Code. As a result, income taxes attributable to Federal taxable income of the Company after May 31, 1997, if any, will be payable by the stockholders of the Company.

Earnings per Common Share

     Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if dilutive stock options were exercised calculated using the treasury stock method. The weighted-average number of shares used to compute basic earnings per common share was 14,368,919 in 2001, 2002 and 2003. Using the treasury stock method the weighted-average number of shares used to compute diluted earnings per share for 2001 and 2003 was 14,393,132 and 14,463,210, respectively. The outstanding stock options (see Note 6) were not considered in the diluted earnings per share calculation for 2002, as the effect would be antidilutive.

Accounting for Derivatives

     The Company periodically utilizes derivative contracts to hedge the commodity price risk associated with specifically identified purchase or sales contracts, oil and gas production or operational needs. Effective January 1, 2001, the Company accounts for its non-trading derivative activities under the guidance provided by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, the Company recognizes all of its derivative instruments as assets or liabilities in the balance sheet at fair value with such amounts classified as current or long-term based on their anticipated settlement. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and resulting designation. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings during the period of the change in fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is reported as a component of accumulated other comprehensive income and recognized into earnings in the same period during which the hedged transaction affects earnings. The ineffective portion of a derivative's change in fair value is recognized currently in earnings. Hedge effectiveness is measured at least quarterly based on relative changes in fair value between the derivative contract and hedged item during the period of hedge designation. Forecasted transactions designated as the hedged item in a cash flow hedge are regularly evaluated to assess whether they continue to be probable of occurring. If the forecasted transaction is no longer probable of occurring, hedge accounting will cease on a prospective basis and all future changes in the fair value of the derivative will be reconciled directly in earnings.

Crude Oil Marketing

     The Company engages in a series of contracts in order to exchange its crude oil production in the Rocky Mountain area for equal quantities of crude oil located at Cushing, Oklahoma. Such activity is done to take advantage of better pricing as well as to reduce the Company's credit risk associated with its first purchaser. This purchase and sale activity is presented gross in the accompanying income statement as crude oil marketing revenues and expenses under the guidance provided by EITF 99-19, Reporting Revenues Gross as a Principal and or Net as an Agent.

     Additionally, prior to May 2002, the Company engaged in certain crude oil trading activities, exclusive of its own production, utilizing fixed price and variable priced physical delivery contracts. Effective May 2002, the Company ceased all crude oil trading activity. For the years ended December 31, 2001 and 2002, crude oil marketing revenues included $85.8 million and $98.4 million, respectively, and crude oil marketing expenses included $85.1 million and $97.8 million, respectively, related to the Company's crude oil trading activities.

Oil and Gas Sales and Gas Balancing Arrangements

     The Company sells oil and natural gas to various customers, recognizing revenues as oil and gas is produced and sold. The Company uses the sales method of accounting for gas imbalances in those circumstances were it has under produced or overproduced its ownership percentage in a property. Under this method, a receivable or liability is recognized only to the extent that an imbalance cannot be recouped from the reserves in the underlying properties. The Company's aggregate imbalance positions at December 31, 2002 and 2003 were not material. Charges for gathering and transportation are included in production expenses.

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

     The fair value of the Company's senior subordinated notes at December 31, 2002 and 2003 was $117.0 million and $128.4 million, respectively.

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

Stock Based Compensation

     Pursuant  to the  provisions  of SFAS No. 123,  Accounting  for Stock Based
Compensation, the Company has elected to continue using the intrinsic value method of accounting for its stock based compensation in accordance with APB Opinion No. 25. Under APB 25, no compensation expense is recognized relating to stock options issued under a fixed price plan with a strike price at or above the fair market value of the underlying shares of common stock at the date of grant. For stock options issued with a strike price below the fair market value of the underlying shares of common stock in-the-money, compensation expense is recognized over the vesting period equal to the fair market value of the common stock at the date of grant less the strike price. During 2001, 2002 and 2003, compensation expenses related to in-the-money options were immaterial.

     Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been adjusted as indicated below.

(Dollars in thousands except per share amounts)   2001         2002      2003
                                                ---------   ---------- ---------
Net Income (Loss):
  As Reported                                   $  11,667   $ (20,032)  $  2,340
  Pro Forma                                     $  11,575   $ (20,117)  $  2,259
Basic Earnings Per Share:
  As Reported                                   $    0.81   $   (1.39)  $   0.16
  Pro Forma                                     $    0.81   $   (1.40)  $   0.15
Diluted Earnings Per Share:
  As Reported                                   $    0.81   $   (1.39)  $   0.16
  Pro Forma                                     $    0.81   $   (1.40)  $   0.16

2. HEDGING CONTRACTS:

     The Company utilizes fixed-price contracts and zero-cost collars to reduce exposure to the unfavorable changes in oil and gas prices that are subject to significant and often volatile fluctuation. Under the fixed price physical delivery contracts the Company receives the fixed price stated in the contract. Under the zero-cost collars, if the market price of crude oil exceeds the ceiling strike price or falls below the floor strike price, then the Company receives the fixed price. If the market price is between the floor strike price and the ceiling strike price, the Company receives market price.

     These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production.

     The terms of the Company's revolving credit agreement require it to have at least 50% of its forecasted crude oil production from its exploration and production segment hedged on a rolling six-month term. At December 31, 2003, the Company has costless collars in place covering approximately 1.1 million barrels of crude oil representing approximately 63% of the Company's forecasted production through June 30, 2004. At December 31, 2003, the Company has a mark-to-market unrealized loss of approximately $489,000 on its zero-cost collar contracts. As such contracts have been designated and qualify as cash flow hedges, the loss has been recorded as a component of Accumulated Other Comprehensive Income at December 31, 2003. The ineffectiveness associated with the Company's cash flow hedging strategy was immaterial.

     Additionally, CGI has executed fixed price forward sales contracts related to the Company's gas gathering, marketing and processing segment on approximately 50,000 MMBtu per month through December 2007. Such contracts have been designated as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives. These volumes under these fixed price forward sales contracts represent approximately 9% of total delivery point volumes and 4% of the overall throughput volumes of the gas gathering, marketing and processing segment.

     The following table summarizes the Company's hedging contracts in place at December 31, 2003:

                                                                 2004         2005         2006        2007
                                                             ----------   ----------   ----------   ----------
Natural Gas Physical Delivery Contracts:
  Contract Volumes (MMBtu)                                      600,000      600,000      600,000      600,000
  Weighted Average Fixed Price per MMBtu                     $     4.83   $     4.53   $     4.47   $     4.49

Crude Oil Collars:
  Contract Volumes (Bbls)
    Floor                                                     1,115,000            -            -            -
    Ceiling                                                   1,115,000            -            -            -
  Weighted-average Fixed Price per Bbl
    Floor                                                    $    22.00   $        -   $        -   $        -
    Ceiling                                                  $    35.24   $        -   $        -   $        -

3. ACQUISITIONS:

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
                                               -------
                                               $33,670

     The unaudited pro forma information set forth below includes the operations of Farrar assuming the acquisition of Farrar by CRII occurred at the beginning of the period presented. The unaudited pro forma information is presented for information only and is not necessarily indicative of the results of operations that actually would have achieved had the acquisition been consummated at that time:

                              Pro Forma (Unaudited)
                  For the twelve months ended December 31, 2001
($ In thousands except share data)   Farrar         CRI           Consolidated
---------------------------------- ------------------------------------------------
  Revenue                              $18,219       $404,062       $422,281
  Net Income                            $7,700        $10,954        $18,654

Earnings Per Common Share
  Basic                                  $0.54          $0.76          $1.30
  Diluted                                $0.54          $0.76          $1.30

     On August 1, 2003, Continental Gas, Inc. (CGI), a wholly owned subsidiary of CRI, acquired the Carmen Gathering System located in western Oklahoma for $15.0 million. After various adjustments and other reductions in the purchase and sale agreement, the net cost to CGI was $12.0 million. Funding for the acquisition was obtained from borrowings under our revolving credit facility as discussed in Note 4.

4. LONG-TERM DEBT:

Long-term debt consists of the following:


                                                    December 31,  December 31,
(Dollars in thousands)                                 2002          2003
                                                    ------------  ------------
10.25% Senior Subordinated Notes due Aug. 2008 (a)  $  127,150    $  127,150
Credit Facility due March 28, 2005 (b)                 108,000       132,900
Credit Facility due September 30, 2006 (c)                   -        17,000
Capital Lease Agreement (d)                             11,955        13,827
Ford Credit (e)                                              -            43
                                                    ----------    ----------
Outstanding Debt                                       247,105       290,920
Less Current Portion                                     2,400         5,776
                                                    ----------    ----------
Total Long-Term Debt                                $  244,705    $  285,144
                                                    ==========    ==========

(a) On July 24, 1998, the Company consummated a private placement of $150.0 million of 10 1/4% Senior Subordinated Notes ("the Notes") due August 1,
     2008, in a private placement under Securities Act Rule 144A. Interest on the Notes is payable semi-annually on each February 1 and August 1. In connection with the issuance of the Notes, the Company incurred debt issuance costs of approximately $4.7 million, which have been capitalized as other assets and are being amortized on a straight-line basis over the life of the Notes. Effective November 14, 1998, the Company registered the Notes through a Form S-4 Registration Statement under the Securities
     Exchange Act of 1933. During 2000, the Company repurchased $19.9 million principal amount of its Notes at a cost of $18.3 million and during 2001, the Company repurchased $3.0 million principal amount of its Notes at a cost of $2.7 million.

(b)  On March 31,  2002,  the Company  executed a Fourth  Amended  and  Restated
     Credit  Agreement  in which a group of  lenders  agreed to provide a $175.0 million senior secured  revolving credit facility with a current  borrowing base of $140.0 million. Borrowings under the credit facility are secured by liens on all oil and gas properties  and associated  assets of the Company.
     Borrowings under the credit facility bear interest,  payable quarterly,  at
     (a) a rate per annum  equal to the rate at which  eurodollar  deposits  for one,  two,  three or six months are  offered by the lead bank plus a margin ranging from 150 to 250 basis points,  or (b) at the lead bank's  reference rate plus an  applicable  margin  ranging from 25 to 50 basis  points.  The
     Company paid  approximately  $2.2 million in debt issuance fees for the new credit facility,  which have been capitalized as other assets and are being amortized on a  straight-line  basis over the life of the credit  facility.
     The credit  facility  matures on March 28, 2005.  On October 22, 2003,  the
     Company  executed the Second  Amendment to the Credit Agreement and deleted
     CGI as a guarantor of the Company's obligations under the Credit Agreement.
     The borrowing base under the Second  Amendment to the Credit  Agreement was revised to $145.0 million and the outstanding  balance was reduced by $17.0 million funded by CGI as disclosed in (c) below.  The lead bank's reference rate plus margins at December 31, 2003,  was 3.75%.  The Company's  line of
     credit  agreement   contains   certain   negative   financial  and  certain
     information  reporting  covenants.  As of March 26,  2004,  the Company has drawn an  additional  $7.5 million on its line of credit and  currently has
     $140.4 million of outstanding debt on its line of credit.

(c)  On October 22, 2003, CGI, a wholly owned subsidiary of the Company,  closed a new $35.0 million secured credit facility  consisting of a senior secured term loan facility of up to $25.0 million,  and a senior  revolving  credit facility of up to $10.0  million.  The initial  advance under the term loan facility was $17.0 million, which was paid to CRI to reduce the outstanding balance on its credit facility.  No funds were initially advanced under the revolving loan facility. Advances under either facility can be made, at the borrower's  election,  as reference rate loans or LIBOR loans and, with the respect to LIBOR loans,  for interest  periods of one, two,  three,  or six months.  Interest is payable on reference  rate loans  monthly and on LIBOR loans at the end of the applicable interest period. The principal amount of the term loan facility is to be amortized on a quarterly basis through June
     30,  2006,  with the final  payment due on September  30, 2006.  The amount available  under the revolving  loan  facility may be borrowed,  repaid and reborrowed until maturity on September 30, 2006. Interest on reference rate loans is  calculated  with  reference  to a rate equal to the higher of the reference rate of Union Bank of California,  N.A. or the federal funds rate plus 0.5%.  Interest on LIBOR loans is  calculated  with  reference  to the
     London interbank  offered interest rate.  Interest accrues at the reference rate or the LIBOR rate, as  applicable,  plus the applicable  margins.  The margin is based on the then current senior debt to EBITDA ratio. The credit
     agreement   contains  certain  covenants  and  requires  certain  quarterly mandatory  prepayments  on the term loan of 75% of excess  cash  flow.  The credit facility is secured by a pledge of all the assets of CGI.

(d) On December 9, 2002, December 12, 2002 and August 20, 2003, the Company entered into a long-term lease arrangement with a related party for $2.1 million, $9.9 million, and $4.3 million, respectively. We believe these lease arrangements were entered into at rates equal to, or better than what could have been negotiated with a third party.

(e) In 2003, CRII, a wholly owned subsidiary of the Company, entered into an agreement with Ford Credit to purchase company vehicles and take advantage of low interest rates.

     The annual maturities of long-term debt subsequent to December 31, 2003, are as follows (in thousands):


            2004                          $  5,776
            2005                           138,676
            2006                            15,491
            2007                             3,341
            2008                           127,636
            ----                          --------
            Total maturities              $290,920
                                          ========

     At December 31, 2003, the Company had $1.1 million of outstanding letters of credit that expire during 2004.

     The estimated fair value of long-term debt is approximately $292,192,000 and $236,933,000 at December 31, 2003 and 2002, respectively. The fair value of long-term debt is estimated based on quoted market prices and management's estimate of current rates available for similar issues.

5. STOCKHOLDERS' EQUITY:

     On October 1, 2000, the Company's Board of Directors and shareholders approved an Agreement and Plan of Recapitalization (the "Recapitalization Plan") and the Amended and Restated Certificate of Incorporation to be filed with the Oklahoma Secretary of State. As outlined in the Recapitalization Plan, the authorized number of shares of capital stock was increased from 75,000 shares of common stock to 21 million shares consisting of 20 million shares of common stock and one million shares of $0.01 par value Preferred Stock. In addition, the par value of common stock was adjusted from $1 per share to $0.01 per share and 1.02 million shares of the common stock were reserved for issuance under the 2000 incentive Stock Option Plan discussed in Note 6.

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

6. STOCK OPTIONS:

     Effective October 1, 2000, the Company adopted the Continental Resources, Inc. 2000 Stock Option Plan (the "Plan").

     Under the Plan, the Company may, from time to time, grant options to directors and eligible employees. These options may be Incentive Stock Options or Nonqualified Stock Options, or a combination of both. The earliest the granted options may be exercised is over a five year vesting period at the rate of 20% each year for the Incentive Stock Options and over a three year period at the rate of 33 1/3% for the Nonqualified Stock Options, both commencing on the first anniversary of the grant date. The maximum shares covered by options shall consist of 1,020,000 shares of the Company's common stock, par value $.01 per share. The Company granted 144,000 shares during 2000. No options were granted in 2001, 28,000 shares were granted during 2002, and no additional shares were granted in 2003. No shares have been exercised or canceled as of December 31, 2003.

Stock options outstanding under the Plan are presented for the periods indicated.

                                       Number of Shares  Option Price Range
-----------------------------------    ----------------  -------------------
Outstanding December 31, 2000          144,000           $ 7.00 - $ 14.00
    Granted                                  -                -         -
    Exercised                                -                -         -
    Canceled                                 -                -         -
                                       ----------------  -------------------
Outstanding December 31, 2001          144,000           $ 7.00 - $ 14.00
    Granted                             28,000           $ 7.77 - $ 14.00
    Exercised                                -                -         -
    Canceled                                 -                -         -
                                       ----------------  -------------------
Outstanding December 31, 2002          172,000           $ 7.00 - $ 14.00
    Granted                                  -                -          -
    Exercised                                -                -          -
    Canceled                                 -                -          -
                                       ----------------  -------------------
Outstanding December 31, 2003          172,000           $ 7.00 - $ 14.00

The weighted average exercise price of the options outstanding at December 31, 2003, was $11.15.

7. COMMITMENTS AND CONTINGENCIES:

     The Company maintains a defined contribution retirement plan for its employees under which it makes discretionary contributions to the plan based on a percentage of eligible employees compensation. During 2001, 2002 and 2003, contributions to the plan were 5% of eligible employees' compensation. Expense for the years ended December 31, 2001, 2002 and 2003, was approximately $392,000, $353,590 and $404,391, respectively.

     The Company and other affiliated companies participate jointly in a self-insurance pool (the "Pool") covering health and workers' compensation claims made by employees up to the first $150,000 and $500,000, respectively, per claim. Any amounts paid above these are reinsured through third-party providers. Premiums charged to the Company are based on estimated costs per employee of the Pool. No additional premium assessments are anticipated for periods prior to December 31, 2003. Property and general liability insurance is maintained through third-party providers with a $50,000 deductible on each policy.

     The Company is involved in various legal proceedings in the normal course of business, none of which, in the opinion of management, will have a material adverse effect on the financial position of the Company.

     Due to the nature of the oil and gas business, the Company is exposed to possible environmental risks. The Company has implemented various policies and procedures to avoid environmental contamination and risks from environmental contamination. The Company is not aware of any material environmental issues or claims.

8. RELATED PARTY TRANSACTIONS:

     The Company, acting as operator on certain properties, utilizes unconsolidated affiliated companies to provide oilfield services such as drilling and trucking. The total amount paid to these companies, a portion of which was billed to other interest owners, was approximately $10,942,000, $11,679,000 and $13,608,000 during the years ended December 31, 2001, 2002 and
2003, respectively. These services were provided at amounts which management believes approximate the costs that would have been paid to an unrelated party for the same services. At December 31, 2002 and 2003, the Company owed approximately $919,000 and $2,280,000, respectively, to these companies, which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. These companies and other companies, owned by the Company's principal stockholder, also own interests in wells operated by the Company and provide oilfield related services to the Company. At December 31, 2002 and 2003, approximately $481,000 and $330,000, respectively, from affiliated companies is included in accounts receivable in the accompanying consolidated balance sheets.

     The Company leases office space under operating leases directly or indirectly from the principal stockholder. Rents paid associated with these leases totaled approximately $334,000, $421,000 and $505,000 for the years ended December 31, 2001, 2002 and 2003, respectively. See Note 4 for discussion of related party capital lease transaction.

     During 2001, the Company, acting as operator on certain properties began selling natural gas to a related party. The Company sold $1.77 million of natural gas to this related party in 2001, $1.24 million of natural gas to this related party in 2002 and $1.0 million of natural gas in 2003 to this related party.

9. GUARANTOR SUBSIDIARIES:

     The Company's wholly owned subsidiaries, Continental Gas, Inc. ("CGI"), Continental Resources of Illinois, Inc. ("CRII"), and Continental Crude Co. ("CCC") have guaranteed the Company's outstanding Senior Subordinated Notes and its bank credit facility. The following is a summary of the condensed consolidating financial information of CGI and CRII as of December 31, 2002 and 2003:

As of December 31, 2002                        Condensed Consolidating Balance Sheet
-------------------------------------------------------------------------------------
(Dollars in thousands)           Guarantor
                               Subsidiaries   Parent    Eliminations   Consolidated
                              ------------------------------------------------------
Current Assets                $      6,524  $   49,276  $    (22,862)  $      32,938
Property and Equipment              42,664     325,239              0        367,903
Other Assets                             7       5,843           (14)          5,836
                              -------------------------------------------------------
  Total Assets                $     49,195  $  380,358  $    (22,876)  $     406,677

Current Liabilities           $     11,443  $   42,257  $     (6,934)  $      46,766
Long-Term Debt                      15,928     244,705       (15,928)        244,705
Other Liabilities                        0         125              0            125
Stockholders' Equity                21,824      93,271           (14)        115,081
                              -------------------------------------------------------
  Total Liabilities and
  Stockholders' Equity        $     49,195  $  380,358  $    (22,876)  $     406,677

As of December 31, 2003                       Condensed Consolidating Balance Sheet
-------------------------------------------------------------------------------------
(Dollars in thousands)           Guarantor
                               Subsidiaries   Parent    Eliminations   Consolidated
                              -------------------------------------------------------
Current Assets                $     11,162  $   44,428  $    (14,749)  $      40,841
Property and Equipment              58,826     380,606             0         439,432
Other Assets                           281       4,448           (14)          4,715
                              -------------------------------------------------------
  Total Assets                $     70,269  $  429,482  $    (14,763)  $     484,988

Current Liabilities           $     18,512  $   44,694  $     (7,066)  $      56,140
Long-Term Debt                      22,286     270,541        (7,683)        285,144
Other Liabilities                    4,943      21,829             0          26,772
Stockholders' Equity                24,528      92,418           (14)        116,932
                              -------------------------------------------------------
  Total Liabilities and
  Stockholders' Equity        $     70,269  $  429,482  $    (14,763)  $     484,988

As of December 31, 2001              Condensed Consolidating Statements of Operations
-------------------------------------------------------------------------------------
(Dollars in thousands)          Guarantor
                              Subsidiaries   Parent     Eliminations   Consolidated
                              -------------------------------------------------------
Total Revenue                 $     52,051  $  357,589  $       (563)  $     409,077
Operating Expenses                 (46,695)   (339,783)          563        (385,915)
Other Income (Expense)                 (95)    (11,400)            0         (11,495)
                              -------------------------------------------------------
  Net Income                  $      5,261  $    6,406  $          0   $      11,667

As of December 31, 2002         Condensed Consolidating Statements of Operations
-------------------------------------------------------------------------------------
(Dollars in thousands)          Guarantor
                              Subsidiaries   Parent      Eliminations  Consolidated
                              -------------------------------------------------------
Total Revenue                 $     48,248  $  253,624  $     (1,581)  $     300,291
Operating Expenses                 (44,575)   (260,089)       (1,581)       (303,083)
Other Income (Expense)              (1,632)    (15,608)            0         (17,240)
                              -------------------------------------------------------
  Net Income (Loss)           $      2,041  $  (22,073) $          0   $     (20,032)

As of December 31, 2003         Condensed Consolidating Statements of Operations
-------------------------------------------------------------------------------------
(Dollars in thousands)           Guarantor
                               Subsidiaries   Parent    Eliminations   Consolidated
                              -------------------------------------------------------
Total Revenue                 $     89,422  $  304,204  $     (1,559)  $     392,067
Operating Expenses                 (85,053)   (288,998)        1,559        (372,492)
Other Income (Expense)              (1,616)    (17,781)            0         (19,397)
Cumulative Effect of Change
  in Accounting Principle              (50)      2,212             0           2,162
                              -------------------------------------------------------
  Net Income (Loss)           $      2,703  $     (363) $          0   $       2,340

As of December 31, 2001              Condensed Consolidated Cash Flow Statements
-------------------------------------------------------------------------------------
(Dollars in thousands)          Guarantor
                              Subsidiaries   Parent     Eliminations   Consolidated
                              -------------------------------------------------------
Cash Flow from Operating
  Activities                  $    8,499    $   80,843  $  (25,929)    $   63,413
Cash Flow from Investing
  Activities                     (27,787)      (78,597)          -       (106,384)
Cash Flow from Financing
  Activities                      19,895        23,150           -         43,045
                              ---------------------------------------------------
Net Increase (Decrease) in
  Cash                               607        25,396     (25,929)            74
Cash and Cash Equivalents
  at Beginning of Period             101         7,050           -          7,151
                              ---------------------------------------------------
Cash and Cash Equivalents
  at End of Period            $      708    $   32,446  $  (25,929)    $    7,225

As of December 31, 2002             Condensed Consolidated Cash Flow Statements
-------------------------------------------------------------------------------------
(Dollars in thousands)          Guarantor
                              Subsidiaries   Parent      Eliminations  Consolidated
                              -------------------------------------------------------
Cash Flow from Operating      $    9,290    $   60,323  $  (22,616)    $   46,997
  Activities
Cash Flow from Investing          (6,369)     (106,926)          -       (113,295)
  Activities
Cash Flow from Financing          (3,173)       64,766           -         61,593
  Activities                  ---------------------------------------------------
Net Increase (Decrease) in
  Cash                              (252)       18,163     (22,616)        (4,705)
Cash and Cash Equivalents
  at Beginning of Period             707         6,518           -          7,225
                              ---------------------------------------------------
Cash and Cash Equivalents
  at End of Period            $      455    $   24,681  $  (22,616)    $    2,520
As of December 31, 2003             Condensed Consolidated Cash Flow Statements
-------------------------------------------------------------------------------------
(Dollars in thousands)           Guarantor
                               Subsidiaries   Parent    Eliminations   Consolidated
                              -------------------------------------------------------
Cash Flow from Operating      $    9,555    $   70,328  $  (14,637)    $   65,246
  Activities
Cash Flow from Investing         (18,182)      (90,609)          -       (108,791)
  Activities
Cash Flow from Financing           8,873        34,429           -         43,302
  Activities                  ---------------------------------------------------
Net Increase (Decrease) in
  Cash                               246        14,148     (14,637)          (243)
Cash and Cash Equivalents
  at Beginning of Period             456         2,064           -          2,520
                              ---------------------------------------------------
Cash and Cash Equivalents
  at End of Period            $      702    $   16,212  $  (14,637)    $    2,277

     At December 31, 2002 and 2003, current liabilities payable from the subsidiaries to CRI totaled approximately $22.6 million and $14.6 million, respectively. For the years ended December 31, 2002 and 2003, depreciation, depletion and amortization, included in operating costs, totaled approximately $5.6 million and $6.5 million, respectively. Since its incorporation, CCC has had no operations, has acquired no assets and has incurred no liabilities.

10. BUSINESS SEGMENTS:

     The Company has two reportable segments pursuant to Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure About Segments of an Enterprise and Related Information, consisting of exploration and production, and gas gathering, marketing and processing. The Company's reportable business segments have been identified based on the differences in products or services provided. Revenues from the exploration and production segment are derived from the production and sale of crude oil and natural gas. Revenues from the gas gathering, marketing and processing segment come from the transportation and sale of natural gas and natural gas liquids at retail. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Financial information by operating segment is presented below:

                                              Exploration    Gas Gathering,
                                                  and        Marketing and
                 2001                         Production      Processing    Intersegment      Total
----------------------------------------    --------------   ------------- -------------  --------------
        (Dollars in thousands)
REVENUES:
Oil and gas sales                           $    111,620    $       550    $         -    $    112,170
Crude oil marketing                              245,872              -              -         245,872
Change in derivative fair value                        -              -              -               -
Gas gathering, marketing and processing                -         45,619           (631)         44,988
Service operations                                 6,047              -              -           6,047
                                            --------------  -------------  -------------  --------------
    Total revenues                          $    363,539    $    46,169    $      (631)   $    409,077

OPERATING COSTS AND EXPENSES:
Production expenses and taxes                     36,627            164              -          36,791
Exploration                                       15,832             31              -          15,863
Crude oil marketing                              245,003              -              -         245,003
Gas gathering, marketing and processing                -         36,998           (631)         36,367
Service operations                                 5,294              -              -           5,294
Depreciation, depletion and
amortization                                      25,588          2,143              -          27,731
Property Impairments                              10,113              -              -          10,113
General and administrative                         8,061            692              -           8,753
----------------------------------------    --------------  -------------  -------------  -------------
  Total operating costs and expenses        $    346,518    $    40,028    $      (631)   $    385,915

  Operating income                          $     17,021    $     6,141    $         -    $     23,162

Interest income                                    1,604             29         (1,003)            630
Interest expense                                 (16,327)          (350)         1,003         (15,674)
Other income (expense), net                        3,467             82              -           3,549
----------------------------------------    --------------  -------------  -------------  --------------
  Total other income (expense)              $    (11,256)   $      (239)   $         -    $    (11,495)

Income from operations                      $      5,765    $     5,902    $         -          11,667
----------------------------------------    --------------  -------------  -------------  --------------

Net income                                  $      5,765    $     5,902    $         -          11,667
========================================    ==============  =============  =============  ==============

Capital expenditures                        $    104,378          6,645    $         -    $    111,023

                                              Exploration   Gas Gathering,
                                                  and       Marketing and
                 2002                         Production      Processing    Intersegment      Total
----------------------------------------    --------------  -------------- -------------  --------------
        (Dollars in thousands)
REVENUES:
Oil and gas sales                           $    108,194    $       559    $         -    $    108,753
Crude oil marketing                              153,547              -              -         153,547
Change in derivative fair value                   (1,455)             -              -          (1,455)
Gas gathering, marketing and processing                -         35,288         (1,581)         33,708
Service operations                                 5,739              -              -           5,739
                                            --------------  -------------  -------------  --------------
    Total revenues                          $    266,024    $    35,847    $    (1,581)   $    300,291

OPERATING COSTS AND EXPENSE:
Production expenses and taxes                     35,946            166              -          36,112
Exploration                                       10,141             89              -          10,229
Crude oil marketing                              152,718              -              -         152,718
Gas gathering, marketing and processing                -         31,364         (1,581)         29,783
Service operations                                 6,462              -              -           6,462
Depreciation, depletion and
amortization                                      28,870          2,510              -          31,380
Property Impairments                              25,686              -              -          25,686
General and administrative                         9,607          1,106              -          10,713
----------------------------------------    --------------  -------------  -------------  --------------
  Total operating costs and expenses        $    269,430    $    35,234    $    (1,581)   $    303,084

  Operating income (loss)                   $     (3,406)   $       613    $         -    $     (2,792)

Interest income                                    1,934             10         (1,659)            285
Interest expense                                 (19,875)          (185)         1,659         (18,401)
Other income (expense), net                          859             17              -             876
----------------------------------------    --------------  -------------  -------------  --------------
  Total other income (expense)              $    (17,082)   $      (158)   $         -    $    (17,240)

Income (loss) from operations               $    (20,487)           455              -         (20,032)
----------------------------------------    --------------  -------------  -------------  --------------

Net income (loss)                           $    (20,487)   $       455    $         -    $    (20,032)
========================================    ==============  =============  =============  ==============

Total assets                                $    401,492    $    28,061    $   (22,876)   $    406,677
Capital expenditures                        $    107,187    $     6,260              -    $    113,447

                                              Exploration    Gas Gathering,
                                                  and        Marketing and
                 2003                         Production       Processing   Intersegment      Total
----------------------------------------    --------------  -------------- -------------  --------------
        (Dollars in thousands)
REVENUES:
Oil and gas sales                           $    138,344    $       604    $         -    $    138,948
Crude oil marketing                              168,092              -              -         168,092
Change in derivative fair value                    1,455              -              -           1,455
Gas gathering, marketing and processing                -         76,018         (1,559)         74,459
Service operations                                 9,114              -              -           9,114
                                            --------------  -------------  -------------  --------------
    Total revenues                          $    317,005    $    76,622    $    (1,559)   $    392,068

OPERATING COSTS AND EXPENSES:
Production expenses and taxes                     47,568            287              -          47,855
Exploration                                       17,149             72              -          17,221
Crude oil marketing expense                      166,731              -              -         166,731
Gas gathering, marketing and processing                -         70,528         (1,559)         68,969
Service operations                                 8,046              -              -           8,046
Depreciation, depletion and
amortization                                      38,983          3,384              -          42,367
Property Impairments                               8,975              -              -           8,975
Asset retirement obligation                        1,137             14              -           1,151
General and administrative                        10,416            762              -          11,178
----------------------------------------    --------------  -------------  -------------  --------------
  Total operating costs and expenses        $    299,005    $    75,047    $    (1,559)   $    372,493

Operating income                            $     18,000    $     1,575    $         -    $     19,575

Interest income                                    1,612              7         (1,511)            108
Interest expense                                 (21,272)          (497)         1,511         (20,258)
Other income (expense), net                          783            (30)             -             753
----------------------------------------    --------------  -------------  -------------  --------------
  Total other income (expense)              $    (18,877)   $      (520)   $         -    $    (19,397)

Income (loss) from operations               $       (877)   $     1,055    $         -    $        178
----------------------------------------    --------------  -------------  -------------  --------------

Income (loss) from cumulative effect of
  change in accounting principle                     273          1,889              -           2,162
----------------------------------------    --------------  -------------  -------------  --------------

Net income (loss)                           $       (604)   $     2,944    $         -    $      2,340
========================================    ==============  =============  =============  ==============

Total assets                                $    450,361    $    49,390    $   (14,763)   $    484,988
Capital expenditures                        $     96,060    $    18,085    $         -    $    114,145

     The exploration and production segment's total revenues derived from sales to a single customer during 2001, 2002 and 2003, were approximately 17.8%, 42.4% and 79.4%, respectively. The gas gathering, marketing and processing segment's total revenues derived from sales to a single customer were 40%, 31% and 32% for 2001, 2002 and 2003, respectively.

11. OIL AND GAS PROPERTY INFORMATION

Costs Incurred in Oil and Gas Activities

     Costs incurred in connection with the Company's oil and gas acquisition, exploration and development activities for the three years ended December 31, 2001, 2002 and 3003 are shown below (in thousands of dollars). Amounts are presented in accordance with SFAS No. 19, and may not agree with amounts determined using traditional industry definitions.

Property acquisition costs:                      2001               2002             2003
                                          -------------------  ----------------  ---------------
  Proved                                  $       36,535       $        655      $        180
  Unproved                                        11,386             10,504             8,503
                                          -------------------  ----------------  ---------------
    Total property acquisition costs      $       47,921       $     11,159      $      8,683

  Exploration costs                       $        9,170       $     11,809      $     11,858
  Development costs                               47,567             84,219            74,843
  Asset retirement costs (1)                           -                  -               676
                                          -------------------  ----------------  ---------------
    Total                                 $      104,658       $    107,187      $     96,060

<F1>
     Excludes $15,528 of cumulative asset retirement cost recorded to adopt the provisions of SFAS No. 143 on January 1, 2003.

Aggregate Capitalized Costs

     Aggregate capitalized costs relating to the Company's oil and gas producing activities, and related accumulated DD&A, as of December 31 (in thousands of dollars):

                                          2002                2003
                                    ------------------  ------------------
Proved oil and gas properties       $   505,444         $   584,661
Unproved oil and gas properties          16,769              16,664
                                    ------------------  ------------------
    Total                           $   522,213         $   601,325
Less-Accumulated DD&A                  (182,863)           (203,213)
                                    ------------------  ------------------
Net capitalized costs               $   339,350         $   398,112
                                    ==================  ==================

12. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED):

Proved Oil and Gas Reserves

     The following reserve information was developed from reserve reports as of December 31, 2000, 2001, 2002 and 2003, prepared by independent reserve engineers and by the Company's internal reserve engineers and sets forth the changes in estimated quantities of proved oil and gas reserves of the Company during each of the three years presented.


                                                                                            Crude Oil and
                                                             Natural Gas (MMcf)          Condensate (MBbls)
                                                             ----------------------    ------------------------
Proved reserves as of December 31, 2000                             59,873                    35,264
  Revisions of previous estimates                                  (11,766)                   (2,378)
  Extensions, discoveries and other additions                        9,319                    27,276
  Production                                                        (8,411)                   (3,489)
  Sale of minerals in place                                         (2,457)                     (274)
  Purchase of minerals in place                                      5,709                     3,332
                                                             ----------------------    ------------------------
Proved reserves as of December 31, 2001                             52,267                    59,731
  Revisions of previous estimates                                   21,854                     6,195
  Extensions, discoveries and other additions                        4,948                     1,173
  Production                                                        (9,229)                   (3,810)
  Sale of minerals in place                                              -                       (12)
  Purchase of minerals in place                                        107                         4
                                                             ----------------------    ------------------------
Proved reserves as of December 31, 2002                             69,947                    63,281
  Revisions of previous estimates                                   (2,634)                      647
  Extensions, discoveries and other additions                       12,567                    12,853
  Production                                                       (10,751)                   (3,463)
  Sale of minerals in place                                         (2,033)                     (318)
  Purchase of minerals in place                                          -                         -
                                                             ----------------------    ------------------------
Proved reserves as of December 31, 2003                             67,096                    73,000

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

     Gas imbalance receivables and liabilities for each of the three years ended December 31, 2001, 2002 and 2003, were not material and have not been included in the reserve estimates.

Proved Developed Oil and Gas Reserves

     The following reserve information was developed by the Company and its independent engineers and sets forth the estimated quantities of proved developed oil and gas reserves of the Company as of the beginning of each year.

                                                       Crude Oil and
Proved Developed Reserves      Natural Gas (MMcf)    Condensate (MBbls)
---------------------------    ------------------    ------------------
     January 1, 2001                    58,438               33,173
     January 1, 2002                    56,647               31,325
     January 1, 2003                    69,273               33,626
     January 1, 2004                    63,327               36,106

     Proved developed reserves are proved reserves expected to be recovered through existing wells with existing equipment and operating methods.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

     The following information is based on the Company's best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2001, 2002 and 2003, as required by SFAS No. 69. The Standard requires the use of a 10% discount rate. This information is not the fair market value nor does it represent the expected present value of future cash flows of the Company's proved oil and gas reserves (in thousands of dollars).

                                                                   2001             2002             2003
                                                          ----------------  ---------------  ---------------
Future cash inflows                                       $    1,300,078    $    2,131,097   $    2,666,290
Future production, development and abandonment costs            (667,533)         (827,238)      (1,092,623)

Future income tax expenses                                             -                 -                -
                                                          ----------------  ---------------  ---------------
  Future net cash flows                                          632,545         1,303,859        1,573,667
10% annual discount for estimated timing of cash flows          (323,941)         (670,462)        (761,247)
                                                          ----------------  ---------------  ---------------
Standardized measure of discounted future net cash flows  $      308,604    $      633,397   $      812,420
                                                          ================  ===============  ===============

Future cash inflows are computed by applying year-end prices of oil and gas relating to the Company's proved reserves to the year-end quantities of those reserves. The year-end weighted average oil price utilized in the computation of future cash inflows was approximately $18.67, $29.04, and $30.49 per barrel at December 31, 2001, 2002 and 2003, respectively. The year-end weighted average gas price utilized in the computation of future cash inflows was approximately $1.96, $3.33, and $4.64 per Mcf at December 31, 2001, 2002 and 2003,
respectively. Such prices do not include the effect of the Company's fixed price contracts designated as hedges. Future cash flows are reduced by estimated future costs to develop and to produce the proved reserves, as well as certain abandonment costs based on year-end cost estimates assuming continuation of existing economic conditions.

     Income taxes were not computed at December 31, 2001, 2002 or 2003, as the Company elected S-Corporation status effective June 1, 1997. Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company's proved oil and gas reserves at year-end are shown below (in thousands of dollars):


                                                                     2001          2002          2003
                                                                 ------------  ------------  -------------
Standardized measure of discounted future
  net cash flows at the beginning of the year                    $  491,799    $  308,604    $  633,397
Extensions, discoveries and improved recovery, less
  related costs                                                      98,719        21,082        142,663
Revisions of precious quantity estimates                            (33,338)       87,325          1,998
Changes in estimated future development and abandonment costs      (107,009)        6,748        (43,900)
Purchase (sales) of minerals in place                                10,755           161         (4,823)
Net changes in prices and production costs                         (136,665)      233,518         54,132
Accretion of discount                                                49,180        30,860         63,340
Sales of oil and gas produced, net of production costs              (75,379)      (73,755)       (91,677)
Development costs incurred during the period                         12,260        52,834         46,290
Change in timing of estimated future production, and other           (1,718)      (33,980)        11,000
                                                                 ------------  ------------  --------------
  Net Change                                                       (183,195)      324,793        179,023
Standardized measure of discounted future
  net cash flows at the end of the year                          $  308,604    $  633,397    $   812,420
                                                                 ============  ============  ==============

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

3.3    Certificate   of    Incorporation   of  Incorporated herein by reference
       Continental Gas, Inc.

3.4 Bylaws of Continental Gas, Inc., as Incorporated herein by reference amended and restated

3.5    Certificate   of    Incorporation   of  Incorporated herein by reference
       Continental Crude Co.

3.6    Bylaws of Continental Crude Co.         Incorporated herein by reference

4.1 Restated Credit Agreement dated April Incorporated herein by reference 21, 2000, among Continental Resources,
       Inc.  and  Continental  Gas  Inc.,  as
       Borrowers  and MidFirst  Bank as Agent
       (the 'Credit Agreement')

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

4.1.5  First   Amendment  to  the   Revolving  Incorporated herein by reference
       Credit  Agreement dated June 12, 2003,
       among the  Registrant,  Union  Bank of
       California,  N.A.,  Guaranty Bank, FSB
       and Fortis Capital Corp.

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

12.1 Statement re computation of ratio of Filed herewith electronically debt to Adjusted EBITDA

12.2 Statement re computation of ratio of Filed herewith electronically earning to fixed charges

12.3 Statement re computation of ratio of Filed herewith electronically adjusted EBITDA to interest expense

21.0   Subsidiaries of Registrant              Incorporated herein by reference

31.1   Certification  pursuant to section 302
       of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically Chief Executive Officer

31.2 Certification pursuant to section 302 Filed herewith electronically of the Sarbanes-Oxley Act of 2002 -
       Chief Financial Officer

99.1   Letter to the  Securities and Exchange  Incorporated herein by reference
       Commission   dated  March  28,   2002,
       regarding    the    audit    of    the
       Registrant's  financial  statements by
       Arthur Andersen LLP