Form 10-Q
period 2004-03-31
CONTINENTAL RESOURCES INC
filed 2004-05-17
CIK 732834

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from __________to _________

                        Commission File Number: 333-61547

                           CONTINENTAL RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


             Oklahoma                                     73-0767549
   ------------------------------                      -------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)


  302 N. Independence, Suite 300, Enid, Oklahoma             73701
------------------------------------------------           ----------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                           Outstanding as of May 14, 2004
----------------------------              ------------------------------
Common Stock, $.01 par value                     14,368,919 shares

                                TABLE OF CONTENTS

                          PART I. Financial Information

ITEM 1. Financial Statements

     Condensed Consolidated Balance Sheets................................ 4
     Condensed Consolidated Income Statements............................. 5
     Condensed Consolidated Statements of Cash Flows...................... 6
     Notes to Condensed Consolidated Financial Statements................. 7

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.....................12


ITEM 3 Quantitative and Qualitative Disclosures About Market Risk.........19

ITEM 4. Controls and Procedures...........................................20

                           PART II. Other Information

ITEM 1. Legal Proceedings.................................................21

ITEM 2. Changes in Securities, Use of Proceeds and
        Issuer Purchases of Equity Securities.............................21

ITEM 3. Defaults Upon Senior Securities...................................21

ITEM 4. Submission of Matters to a Vote of Security Holders...............21

ITEM 5. Other Information.................................................21

ITEM 6. Exhibits and Reports on Form 8-K..................................21

Signatures................................................................23

Certifications Pursuant to Item 302 of the Sarbanes-Oxley Act of 2002.....24

                          PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                           CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Dollars in thousands)
                                                        December 31,         March 31,
                                                     ------------------  ------------------
                          Assets                            2003                2004
                                                     ------------------  ------------------
Current assets:                                                             (Unaudited)
  Cash and cash equivalents                           $          2,277    $          1,968
  Accounts receivable:
    Oil and gas sales                                           19,035              18,964
    Joint interest and other, net                               13,577              11,196
  Inventories                                                    5,465               5,168
  Prepaid expenses                                                 336                 144
  Fair value of derivative contracts                               151                  40
                                                     ------------------  ------------------
    Total current assets                                        40,841              37,480

Property and equipment, at cost:
  Oil and gas properties, based on
    successful efforts accounting                              601,325             616,546
  Gas gathering and processing facilities                       49,600              50,882
  Service properties, equipment and other                       19,515              19,629
                                                     ------------------  ------------------
    Total property and equipment                               670,440             687,057
  Less accumulated depreciation,
    depletion and amortization                                 231,008             242,076
                                                     ------------------  ------------------
    Net property and equipment                                 439,432             444,981

Other assets:
  Debt issuance costs, net                                       4,707               4,344
  Other assets                                                       8                   8
                                                     ------------------  ------------------
    Total other assets                                           4,715               4,352
                                                     ------------------  ------------------
      Total assets                                    $        484,988    $        486,813
                                                     ==================  ==================

           Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                    $         27,950    $         26,614
  Current portion of long-term debt                              5,776               5,776
  Revenues and royalties payable                                 8,250               7,935
  Accrued liabilities:
    Interest                                                     6,312               3,054
    Other                                                        7,212               6,330
  Fair value of derivative contracts                               640               1,433
                                                     ------------------  ------------------
    Total current liabilities                                   56,140              51,142

Long-term debt, net of current portion                         285,144             291,199
Asset retirement obligation                                     26,608              26,891
Other noncurrent liabilities                                       164                 166

Stockholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares
    authorized, no shares issued and outstanding                     -                   -
  Common stock, $0.01 par value, 20,000,000 shares
    authorized, 14,368,919 shares issued and outstanding           144                 144
  Additional paid-in-capital                                    25,087              25,087
  Retained earnings                                             92,190              93,181
  Accumulated other comprehensive income                          (489)               (997)
                                                     ------------------  ------------------
    Total stockholders' equity                                 116,932             117,415
                                                     ------------------  ------------------
      Total liabilities and stockholders' equity      $        484,988    $        486,813
                                                     ==================  ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED INCOME STATEMENTS
                                                (Unaudited)
                                 (Dollars in thousands, except share data)
                                                                        Three Months Ended March 31,
                                                                 -------------------------------------------
                                                                          2003                   2004
                                                                 ---------------------  --------------------
Revenues:                                                              (restated)
  Oil and gas sales                                               $            35,722    $           36,123
  Crude oil marketing and trading                                              40,595                55,705
  Change in derivative fair value                                                 303                  (396)
  Gas gathering, marketing and processing                                       9,725                15,865
  Oil and gas service operations                                                1,882                 2,114
                                                                 ---------------------  --------------------
    Total revenues                                                             88,227               109,411

Operating costs and expenses:
  Production                                                                    8,631                10,548
  Production taxes                                                              2,674                 2,582
  Exploration                                                                   1,502                 2,092
  Crude oil marketing and trading                                              40,484                55,863
  Gas gathering, marketing and processing                                       8,828                13,808
  Oil and gas service operations                                                1,960                 1,946
  Depreciation, depletion and amortization of oil and gas properties            8,302                10,467
  Depreciation and amortization of other property and equipment                 1,148                 1,165
  Property impairments                                                          1,276                 1,897
  Asset retirement obligation accretion                                           352                   277
  General and administrative                                                    2,838                 2,500
                                                                 ---------------------  --------------------
    Total operating costs and expenses                                         77,995               103,145

    Operating income                                                           10,232                 6,266

Other income (expenses):
  Interest income                                                                  32                    27
  Interest expense                                                             (4,951)               (5,289)
  Other income, net                                                                37                    23
  Loss on sale of assets                                                           (8)                  (35)
                                                                 ---------------------  --------------------
    Total other income (expense)                                               (4,890)               (5,274)
                                                                 ---------------------  --------------------

Income before change in accounting principle                                    5,342                   992
                                                                 ---------------------  --------------------

Cumulative effect of change in accounting principle                             2,162                     -
                                                                 ---------------------  --------------------

    Net income                                                    $             7,504    $              992
                                                                 =====================  ====================
Basic earnings per common share:
  Earnings before cumulative effect of accounting change          $              0.37    $             0.07
  Cumulative effect of accounting change                                         0.15                     -
                                                                 ---------------------  --------------------
  Basic                                                           $              0.52    $             0.07
                                                                 =====================  ====================
Diluted earnings per common share:
  Earnings before cumulative effect of accounting change          $              0.37    $             0.07
  Cumulative effect of accounting change                                         0.15                     -
                                                                 ---------------------  --------------------
  Diluted                                                         $              0.52    $             0.07
                                                                 =====================  ====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                           (Dollars in thousands)
                                                                            Three Months Ended March 31,
                                                                        -------------------------------------
                                                                              2003                2004
                                                                        -----------------   -----------------
Cash flows from operating activities:                                       (restated)
  Net income                                                             $         7,504     $           992
Adjustments to reconcile net income to net cash
    provided by operating activities-
  Depreciation, depletion and amortization                                         9,450              11,744
  Accretion of asset retirement obligation                                           352                 277
  Impairment of properties                                                         1,276               1,897
  Change in derivative fair value                                                   (303)                396
  Amortization of debt issuance costs                                                402                 445
  Loss on sale of assets                                                               8                  35
  Change in accounting principle                                                  (2,162)                  -
  Dry hole costs                                                                     830               1,403
Cash provided by (used in) changes in assets and liabilities-
  Accounts receivable                                                             (3,637)              2,452
  Inventories                                                                       (836)                185
  Prepaid expenses                                                                   132                 192
  Accounts payable                                                                 1,027              (1,336)
  Revenues and royalties payable                                                   2,067                (315)
  Accrued liabilities and other                                                   (2,784)             (4,140)
  Other noncurrent assets                                                             89                   -
  Other noncurrent liabilities                                                        12                   2
                                                                        -----------------   -----------------
    Net cash provided by operating activities                                     13,427              14,229

Cash flows from investing activities:
  Exploration and development                                                    (26,092)            (19,188)
  Gas gathering and processing facilities and service
  properties, equipment and other                                                 (1,564)             (1,488)
  Purchase of oil and gas properties                                                 (82)                (14)
  Proceeds from sale of assets                                                        56                 178
                                                                        -----------------   -----------------
    Net cash used in investing activities                                        (27,682)            (20,512)

Cash flows from financing activities:
  Proceeds from line of credit and other                                          18,500               7,500
  Repayment of debt                                                                 (600)             (1,444)
  Debt issuance costs                                                                  -                 (82)
                                                                        -----------------   -----------------
Net cash provided by financing activities                                         17,900               5,974

Net increase (decrease) in cash                                                    3,645                (309)

Cash and cash equivalents, beginning of year                                       2,520               2,277
                                                                        -----------------   -----------------

Cash and cash equivalents, end of quarter                                $         6,165     $         1,968
                                                                        =================   =================

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   CONTINENTAL RESOURCES, INC.'S FINANCIAL STATEMENTS:

     In the opinion of Continental Resources, Inc., or CRI or the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2004, the results of operations and cash flows for the three months ended March 31, 2003 and 2004. Such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements for the interim periods presented do not contain all information required by accounting principles generally accepted in the United States. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2003.

     In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method and the liability should be accreted to its face amount. The primary impact of this standard relates to oil and gas wells on which the Company has a legal obligation to plug and abandon the wells. The Company adopted SFAS No. 143 on January 1, 2003, that originally resulted in a cumulative effect adjustment of a $4.1 million increase in net income.

     SFAS No. 143 requires the Company to make certain estimates, including estimates related to the future plugging costs of wells, the future salvage value of surface equipment, and estimated life of the Company's wells. In the fourth quarter of 2003, the Company made certain adjustments to its assumptions used in its initial SFAS No. 143 estimates to better reflect its future plugging costs and future salvage values. These changes resulted in a decrease in the cumulative effect adjustment from the $4.1 million originally reported during the quarter ended March 31, 2003, to $2.2 million. The following table details the amounts originally reported for the quarter ended March 31, 2003, compared to the current restated amount:

                                                                    Three Months Ended
                                                                      March 31, 2003
                                                        ---------------------------------------------
(Dollars in thousands, except share data)                Originally Reported          Restated
-----------------------------------------------------------------------------   ---------------------
Net income before change in accounting principle         $              5,342   $           5,342
Cumulative effect of change in accounting principle                     4,090               2,162
                                                        ---------------------   ---------------------
Net income                                               $              9,432   $           7,504

Diluted earnings per share                               $               0.66   $            0.52


     The Company is an S-Corporation under Subchapter S of the Internal Revenue Code. As a result, income taxes, if any, will be payable by the stockholders of the Company. The Company operates principally in the following two segments:

     1. Exploration and Production - The principal business of CRI and its wholly-owned subsidiary, Continental Resources of Illinois, Inc., or CRII, is oil and natural gas exploration, development and production. CRI and CRII have interests in approximately 2,207 wells and serve as the operator in the majority of these wells. CRI and CRII's operations are primarily in Illinois, Oklahoma, Wyoming, North Dakota, Texas, South Dakota, Montana, Kansas, Mississippi, Louisiana, Kentucky and Indiana.

     At March 31, 2004, the Company had capitalized drilling and development costs of approximately $177.8 million related to the high-pressure air injection project currently in process in the Cedar Hills Field. Proved reserves associated with this field are approximately 42.2 MMBoe of which approximately
28.5 MMBoe, or 67%, are proved undeveloped. As of March 31, 2004, the Company had excluded $119.1 million, or 67%, of the development costs from the amortization base for purposes of computing depreciation, depletion and amortization, or DD&A. In future periods, the proved undeveloped reserves will be transferred to proved developed as such reserves meet the definition of proved reserves under SEC guidelines. Costs associated with the Cedar Hills Field will be added to the amortization base based on the ratio of proved developed reserves to proved undeveloped reserves. The Company's future DD&A rate on this field could be significantly impacted by upward or downward revisions in the oil and gas reserves associated with this field.

     2. Gas Gathering, Marketing and Processing - Another wholly-owned subsidiary of CRI is Continental Gas, Inc., or CGI, which is engaged principally in natural gas marketing, gathering and processing activities and currently operates seven gas gathering systems and three gas processing plants in its operating areas. In addition, CGI participates with CRI in exploration, development and production of certain oil and natural gas properties.

2.   LONG-TERM DEBT:

     Long-term debt as of December 31, 2003, and March 31, 2004, consisted of the following:

                                                       December 31,       March 31,
(Dollars in thousands)                                     2003             2004
                                                      --------------   --------------
10.25% Senior Subordinated Notes due August 1, 2008   $      127,150   $      127,150
Credit Facility due March 31, 2007                           132,900          140,400
Credit Facility due September 30, 2006                        17,000           16,392
Capital Lease Agreement                                       13,827           12,993
Ford Credit                                                       43               40
                                                      --------------   ---------------
Outstanding Debt                                             290,920          296,975
Less Current Portion                                           5,776            5,776
                                                      --------------   ---------------
Total Long-Term Debt                                  $      285,144   $      291,199
                                                      ==============   ===============


     On March 31, 2002, the Company entered into a Fourth Amended and Restated Credit Agreement providing for a $175.0 million senior secured revolving credit facility with a borrowing base of $150.0 million. Borrowings under the credit facility are secured by liens on all oil and gas properties and associated assets of the Company. Borrowings under the credit facility bear interest, payable quarterly, at (a) a rate per annum equal to the rate at which eurodollar deposits for one, two, three or six months are offered by the lead bank plus a margin ranging from 150 to 250 basis points, or (b) at the lead bank's reference rate plus an applicable margin ranging from 25 to 50 basis points. At March 31, 2004, the lead bank's reference rate plus margins was 3.8%. The Company paid approximately $2.2 million in debt issuance fees for the credit facility, which have been capitalized as other assets and are being amortized on a straight-line basis over the life of the credit facility. The credit facility maturity date was extended on April 14, 2004, to March 31, 2007.

     On October 22, 2003, the Company executed the Second Amendment to the Credit Agreement and CGI was removed as a guarantor of the Company's obligations under the Credit Agreement. The borrowing base under the Second Amendment to the Credit Agreement was revised to $145.0 million and $17.0 million funded by CGI as disclosed below reduced the outstanding balance.

     On April 14, 2004, the company executed the Third Amendment to the Credit Agreement that provided for the addition of a term credit facility in an amount up to $25 million that matures on March 31, 2006. The amendment also extended the maturity date of the original facility to March 31, 2007, and increased the borrowing base to $150.0 million. Borrowings under the term credit facility have margins of 5.5% on LIBOR loans and 3% on prime loans. On April 14, 2004, the company drew $25 million on the new term credit facility and paid down the balance of the original revolving credit facility. At May 14, 2004, the outstanding balances were $124.5 million and $25.0 million on the original revolving credit facility and the term loan, respectively.

     On October 22, 2003, CGI entered into a new $35.0 million secured credit facility consisting of a senior secured term loan facility of up to $25.0 million, and a senior revolving credit facility of up to $10.0 million. The initial advance under the term loan facility was $17.0 million, which CGI paid to CRI who used the payment to reduce the outstanding balance on CRI's credit facility. No funds were initially advanced under the revolving loan facility. Advances under either facility can be made, at the borrower's election, as reference rate loans or LIBOR loans and, with the respect to LIBOR loans, for interest periods of one, two, three, or six months. Interest is payable on reference rate loans monthly and on LIBOR loans at the end of the applicable interest period. The principal amount of the term loan facility is to be amortized on a quarterly basis through June 30, 2006, with the final payment due on September 30, 2006. The amount available under the revolving loan facility may be borrowed, repaid and reborrowed until maturity on September 30, 2006. Interest on reference rate loans is calculated with reference to a rate equal to the higher of the reference rate of Union Bank of California, N.A. or the federal funds rate plus 0.5%. Interest on LIBOR loans is calculated with reference to the London interbank offered interest rate. Interest accrues at the reference rate or the LIBOR rate, as applicable, plus the applicable margins. The margin is based on the then current senior debt to EBITDA ratio. The credit agreement contains certain covenants and requires certain quarterly mandatory prepayments on the term loan of 75% of excess cash flow. The credit facility is secured by a pledge of all the assets of CGI. At March 31, 2004, the outstanding balance on CGI's credit facility was $16.4 million.

     CRI's credit agreement contains certain financial and other covenants. At March 31, 2004, CRI was not in compliance with two covenants, one that requires the Company to maintain a minimum current ratio of 1:1 and another that prohibits trading activity other than normal production contracts without prior approval of the required banks. On a pro-forma basis after giving effect to the Third Amendment to the Credit Agreement, the Company was in compliance with the current ratio covenant in its credit agreement. In May 2004 the Company requested and received from the bank group waivers for non-compliance with both covenants.

3.   DERIVATIVE CONTRACTS:

     The Company utilizes derivative contracts, consisting primarily of fixed price physical delivery contracts, including fixed price basis contracts, collars and floors to reduce its exposure to unfavorable changes in oil and gas prices that are subject to significant and often volatile fluctuation. Under fixed price physical delivery contracts, the Company receives the fixed price stated in the contract. Under the fixed price basis contracts, the price we receive is determined based on a published index price plus a fixed basis. Under collars and floors, if the market price of crude oil exceeds the ceiling strike price or falls below the floor strike price, then the Company receives the fixed price ceiling or floor. If the market price is between the floor strike price and the ceiling strike price, the Company receives market price.

     The Company has designated its fixed price physical delivery contracts and fixed price basis contracts as "normal sales" contracts under SFAS No. 133, Accounting for Derivative and Hedging Activities and are therefore not marked to market as derivatives. The Company's collars and floors have been designated as and are being accounted for as cash flow hedges under SFAS No. 133. The following table summarizes the Company's fixed price physical delivery contracts, collars and floors in place at March 31, 2004:


                                                 2004          2005        2006         2007
                                            --------------------------------------------------
Natural Gas Physical Delivery Contracts:
  Contract Volumes (MMBtu)                     450,000      600,000      600,000      600,000
  Weighted Average Fixed Price per MMBtu    $     4.83   $     4.53   $     4.47   $     4.49

Crude Oil Basis Contracts:
--------------------- ---------------- ---------------
    Contract Month    Contract Volumes     Price
--------------------- ---------------- ---------------
          May 2004         184,000          $ 35.73
         June 2004          90,000          $ 35.27
         July 2004          62,000          $ 35.03

Crude Oil Collars and Floors for 2004:     Contract           Weighted-average
                                        Volumes (Bbls)       Fixed Price per Bbl
                                       -----------------    --------------------
    Floor                                       926,000       $  22.00
    Floor                                       200,000       $  24.00
    Floor                                       230,000       $  24.50
                                            ------------
                                              1,356,000

    Ceiling                                     220,000       $  35.00
    Ceiling                                     515,000       $  36.00
    Ceiling                                     230,000       $  45.00
                                            ------------
                                                965,000
                                            ============


     The Company engages in a series of contracts in order to exchange its crude oil production in the Rocky Mountain area for equal quantities of crude oil located at Cushing, Oklahoma. Such activity enables the Company to take advantage of better pricing and reduce the Company's credit risk associated with its first purchaser. This purchase and sale activity is presented gross in the accompanying income statement as crude oil marketing revenues and expenses under the guidance provided by Emerging Issues Task Force Consensus 99-19, Reporting Revenues Gross as a Principal and Net as an Agent.

     Additionally, in the first quarter of 2004, the Company engaged in certain crude oil trading activities, exclusive of its own production, utilizing fixed price and variable priced physical delivery contracts. For the three months ended March 31, 2004, crude oil marketing and trading revenues included $10.3 million and crude oil marketing and trading expenses also included $10.3 million, related to such trading activities. The Company had no crude oil trading activities in the first quarter of 2003. The Company's derivatives associated with this activity are being marked to market with all changes in fair value being recorded in the income statement under the accounting prescribed by SFAS No. 133, Accounting for Derivative and Hedging Activities. At March 31, 2004, the Company had the following open crude oil trading derivative contracts:

                              Weighted
   Contract      Contract     Average     Barrels     Unrealized
     Type          Month    Fixed Price  Buy (Sell)   Gain (Loss)
----------- --------------  -----------  ----------  -------------
Crude Oil   April 2004      $     34.84   (42,800)   $  (478,152)
Crude Oil   May 2004              35.56   (18,300)      (186,277)
Crude Oil   December 2004         31.41    30,000         268,200
                                         ----------  -------------
                                          (31,100)   $  (396,229)
                                         ==========  =============


4.   EARNINGS PER SHARE:

     Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised, using the treasury stock method of calculation. The weighted-average number of shares used to compute basic earnings per common share was 14,368,919 for the three months ended March 31, 2003 and 2004. The weighted-average number of shares used to compute diluted earnings per share was 14,463,210 for the three months ended March 31, 2003 and 2004.

5.   GUARANTOR SUBSIDIARIES:

     The Company's wholly owned subsidiaries, CGI, CRII, and Continental Crude Co. (CCC), have guaranteed the Company's obligations under its outstanding 10 1/4% Senior Subordinated Notes due 2008. CCC has not engaged in any business activities since its inception. The following is a summary of the condensed consolidating balance sheets of CGI and CRII as of December 31, 2003, and March 31, 2004, and the results of operations and cash flows for the three-month periods ended March 31, 2003, and 2004.

As of December 31, 2003                                   Condensed Consolidating Balance Sheet
---------------------------------------------------------------------------------------------------------------
($ in thousands)                              Guarantor
                                             Subsidiaries       Parent        Eliminations       Consolidated
                                            ---------------    ----------     --------------    ---------------
Current Assets                              $       11,162     $  44,428      $     (14,749)    $       40,841
Property and Equipment                              58,826       380,606                  0            439,432
Other Assets                                           281         4,448                (14)             4,715
                                            ---------------    ----------     --------------    ---------------
  Total Assets                              $       70,269     $ 429,482      $     (14,763)    $      484,988

Current Liabilities                         $       18,512     $  44,694      $      (7,066)    $       56,140
Long-Term Debt                                      22,286       270,541             (7,683)           285,144
Other Liabilities                                    4,943        21,829                  0             26,772
Stockholders' Equity                                24,528        92,418                (14)           116,932
                                            ---------------    ----------     --------------    ---------------
  Total Liabilities and
  Stockholders' Equity                      $       70,269     $ 429,482      $     (14,763)    $      484,988
                                            ===============    ==========     ==============    ===============


As of March 31, 2004                                      Condensed Consolidating Balance Sheet
---------------------------------------------------------------------------------------------------------------
($ in thousands)                              Guarantor
                                             Subsidiaries       Parent        Eliminations       Consolidated
                                            ---------------    ----------     --------------    ---------------
Current Assets                              $        9,882     $  41,262      $     (13,664)    $       37,480
Property and Equipment                              59,038       385,943                  0            444,981
Other Assets                                           263         4,103                (14)             4,352
                                            ---------------    ----------     --------------    ---------------
  Total Assets                              $       69,183     $ 431,308      $     (13,678)    $      486,813

Current Liabilities                         $       13,688     $  40,732      $      (3,278)    $       51,142
Long-Term Debt                                      24,378       277,207            (10,386)           291,199
Other Liabilities                                    4,981        22,076                  0             27,057
Stockholders' Equity                                26,136        91,293                (14)           117,415
                                            ---------------    ----------     --------------    ---------------
  Total Liabilities and
  Stockholders' Equity                      $       69,183     $ 431,308      $     (13,678)    $      486,813
                                            ===============    ==========     ==============    ===============


For the Three Months Ended March 31, 2003            Condensed Consolidating Statements of Operations
---------------------------------------------------------------------------------------------------------------
($ in thousands)                              Guarantor
                                             Subsidiaries       Parent        Eliminations       Consolidated
                                            ---------------    ----------     --------------    ---------------
Total Revenue                               $       15,845     $  74,661      $      (2,279)    $       88,227
Operating Expense                                  (14,072)      (66,202)             2,279            (77,995)
Other Expense                                         (382)       (4,508)                 0             (4,890)
Cumulative Effect of Change in Accounting Principle    (50)        2,212                  0              2,162
                                            ---------------    ----------     --------------    ---------------
  Net Income                                $        1,341     $   6,163      $           0     $        7,504
                                            ===============    ==========     ==============    ===============


For the Three Months Ended March 31, 2004            Condensed Consolidating Statements of Operations
---------------------------------------------------------------------------------------------------------------
($ in thousands)                              Guarantor
                                             Subsidiaries       Parent        Eliminations       Consolidated
                                            ---------------    ----------     --------------    ---------------
Total Revenue                               $       24,350     $  90,246      $      (5,185)    $      109,411
Operating Expense                                  (22,421)      (85,909)             5,185           (103,145)
Other Expense                                         (321)       (4,953)                 0             (5,274)
                                            ---------------    ----------     --------------    ---------------
  Net Income                                $        1,608     $    (616)     $           0     $          992
                                            ===============    ==========     ==============    ===============


For the Three Months Ended March 31, 2003              Condensed Consolidated Cash Flows Statements
---------------------------------------------------------------------------------------------------------------
($ in thousands)                               Guarantor
                                              Subsidiaries       Parent         Eliminations      Consolidated
                                            ---------------    ----------     --------------    ---------------
Cash Flows From Operating Activities        $        2,787     $  33,502      $     (22,862)    $       13,427
Cash Flows From Investing Activities                (1,556)      (26,126)                 -            (27,682)
Cash Flows From Financing Activities                  (819)       18,719                  -             17,900
                                            ---------------    ----------     --------------    ---------------
Net Increase (Decrease) in Cash                        412        26,095            (22,862)             3,645
Cash at Beginning of Period                            456         2,064                  -              2,520
                                            ---------------    ----------     --------------    ---------------
Cash at End of Period                       $          868     $  28,159      $     (22,862)    $        6,165
                                            ===============    ==========     ==============    ===============


For the Three Months Ended March 31, 2004              Condensed Consolidated Cash Flow Statements
---------------------------------------------------------------------------------------------------------------
($ in thousands)                               Guarantor
                                              Subsidiaries       Parent         Eliminations      Consolidated
                                            ---------------    ----------     --------------    ---------------
Cash Flow From Operating Activities         $        4,598     $  23,295      $     (13,664)    $       14,229
Cash Flow From Investing Activities                 (1,819)      (18,693)                 -            (20,512)
Cash Flow From Financing Activities                   (617)        6,591                  -              5,974
                                            ---------------    ----------     --------------    ---------------
Net Increase (Decrease) in Cash                      2,162        11,193            (13,664)              (309)
Cash at Beginning of Period                            701         1,576                  -              2,277
                                            ---------------    ----------     --------------    ---------------
Cash at End of Period                       $        2,863     $  12,769      $     (13,664)    $        1,968
                                            ===============    ==========     ==============    ===============


6.   BUSINESS SEGMENTS:

     The Company has two reportable segments pursuant to Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure About Segments of an Enterprise and Related Information, consisting of exploration and production, and gas gathering, marketing and processing. The Company's reportable business segments have been identified based on the differences in products or services provided. Revenues from the exploration and production segment are derived from the production and sale of crude oil and natural gas. Revenues from the gas gathering, marketing and processing segment come from the transportation and sale of natural gas and natural gas liquids at retail. The accounting policies of the segments are the same. Financial information by operating segment is presented below:

                                              Exploration      Gas Gathering,
       For the Three Months Ended                 and          Marketing and
             March 31, 2003                    Production       Processing       Intersegment         Total
------------------------------------------   ---------------  ---------------   ---------------   --------------
         (Dollars in thousands)
REVENUES:
Oil and gas sales                             $      35,530    $         192     $           -    $      35,722
Crude oil marketing and trading                      40,595                -                 -           40,595
Change in derivative fair value                         303                -                 -              303
Gas gathering, marketing and processing                   -           12,004            (2,279)           9,725
Oil and gas service operations                        1,882                -                 -            1,882
                                             ---------------  ---------------   ---------------   --------------
  Total revenues                              $      78,310    $      12,196     $      (2,279)   $      88,227

OPERATING COSTS AND EXPENSES:
Production expenses                                   8,581               50                 -            8,631
Production taxes                                      2,659               15                 -            2,674
Exploration                                           1,480               22                 -            1,502
Crude oil marketing and trading                      40,484                -                 -           40,484
Gas gathering, marketing and processing                   -           11,107            (2,279)           8,828
Oil and gas service operations                        1,960                -                 -            1,960
Depreciation, depletion and amortization:
  Oil and gas properties                              8,549             (247)                -            8,302
  Other property and equipment                          525              623                 -            1,148
Property impairments                                  1,273                3                 -            1,276
Asset retirement accretion                              350                2                 -              352
General and administrative                            2,683              155                 -            2,838
                                             ---------------  ---------------   ---------------   --------------
  Total operating costs and expenses          $      68,544    $      11,730     $      (2,279)   $      77,995

  Total operating income                      $       9,766    $         466     $           -    $      10,232

OTHER INCOME (EXPENSE):
Interest income                                          90                2               (60)              32
Interest expense                                     (4,951)             (60)               60           (4,951)
Other income, net                                        37                -                                 37
Loss on sale of assets                                    -               (8)                -               (8)
                                             ---------------  ---------------   ---------------   --------------
  Total other income (expense)                $      (4,824)   $         (66)    $           -    $      (4,890)

Total income from operations                  $       4,942    $         400     $           -    $       5,342
                                             ---------------  ---------------   ---------------   --------------

Cumulative effect of
  change in accounting principle                        273            1,889                 -            2,162
                                             ---------------  ---------------   ---------------   --------------

Net income                                    $       5,215    $       2,289     $           -    $       7,504
                                             ===============  ===============   ===============   ==============

Total assets                                  $     457,954    $      33,258     $     (21,797)   $     469,415
                                             ===============  ===============   ===============   ==============
Capital expenditures                          $      26,292    $       1,446     $           -    $      27,738
                                             ===============  ===============   ===============   ==============

                                              Exploration      Gas Gathering,
       For the Three Months Ended                 and          Marketing and
             March 31, 2004                    Production       Processing       Intersegment         Total
------------------------------------------   ---------------  ---------------   ---------------   --------------
         (Dollars in thousands)
REVENUES:
Oil and gas sales                             $      35,986    $         137     $           -    $      36,123
Crude oil marketing and trading                      55,705                -                 -           55,705
Change in derivative fair value                        (396)               -                 -             (396)
Gas gathering, marketing and processing                   -           21,050            (5,185)          15,865
Oil and gas service operations                        2,114                -                 -            2,114
                                             ---------------  ---------------   ---------------   --------------
  Total revenues                              $      93,409    $      21,187     $      (5,185)   $     109,411

OPERATING COSTS AND EXPENSES:
Production expenses                                  10,479               69                 -           10,548
Production taxes                                      2,570               12                 -            2,582
Exploration                                           2,092                -                 -            2,092
Crude oil marketing and trading                      55,863                -                 -           55,863
Gas gathering, marketing and processing                   -           18,993            (5,185)          13,808
Oil and gas service operations                        1,946                -                 -            1,946
Depreciation, depletion and amortization:
  Oil and gas properties                             10,445               22                 -           10,467
  Other property and equipment                          348              817                 -            1,165
Property impairments                                  1,897                -                 -            1,897
Asset retirement accretion                              273                4                 -              277
General and administrative                            2,222              278                 -            2,500
                                             ---------------  ---------------   ---------------   --------------
  Total operating costs and expenses          $      88,135    $      20,195     $      (5,185)   $     103,145

  Total operating income                      $       5,274    $         992     $           -    $       6,266

OTHER INCOME (EXPENSE):
Interest income                                          25                2                 -               27
Interest expense                                     (5,095)            (194)                -           (5,289)
Other income, net                                        12               11                                 23
Loss on sale of assets                                  (35)               -                 -              (35)
                                             ---------------  ---------------   ---------------   --------------
  Total other income (expense)                $      (5,093)   $        (181)    $           -    $      (5,274)

Total income from operations                  $         181    $         811     $           -    $         992
                                             ---------------  ---------------   ---------------   --------------

Net income                                    $         181    $         811     $           -    $         992
                                             ===============  ===============   ===============   ==============

Total assets                                  $     452,168    $      48,322     $     (13,677)   $     486,813
                                             ===============  ===============   ===============   ==============
Capital expenditures                          $      19,331    $       1,359     $           -    $      20,690
                                             ===============  ===============   ===============   ==============


7.   COMPREHENSIVE INCOME (LOSS):

     The components of total comprehensive income (loss) for the three months ended March 31, 2003 and 2004 are as follows:

                                                 Three Months Ended March 31,
                                             -------------------------------------
                                                   2003                2004
                                             -----------------   -----------------
(Dollars in thousands)                          (restated)
Net Income                                   $          7,504    $            992
Other Comprehensive Income (Loss):
  Deferred Hedging Loss                                     -                (997)
                                             -----------------   -----------------
Total Comprehensive Income (Loss)            $          7,504    $             (5)
                                             =================   =================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto that appear elsewhere in this report, and our annual report on Form 10-K for the year ended December 31, 2003. Our operating results for the periods discussed may not be indicative of future performance. Statements concerning future results are forward-looking statements. In the text below, financial statement numbers have been rounded; however, the percentage changes are based on amounts that have not been rounded.

OVERVIEW

     We foresee continued growth in 2004. Firm pricing coupled with anticipated increases in production this year look quite favorable for us. Our Cedar Hills North Unit and West Cedar Hills Unit are responding to high-pressure air injection, or HPAI, and to the water injections made throughout the previous 15 months. Response is occurring as initially simulated by our Resource Development group. Oil production in our Cedar Hills North Unit at March 31, 2004, was approximately 2,781 Bbls per day, an increase of 454 Bbls per day since November 2003, due to HPAI. Based on the current response and the anticipated continued response, we expect that approximately 4.0 million barrels of our reserves in our Cedar Hills North Unit will be moved from proved undeveloped (PUD) reserves to proved developed producing (PDP) reserves in mid-2004. We anticipate that an aggregate of up to 20.0 million barrels will be re-classified from PUD to PDP by the end of 2004. We expect our oil production in our Cedar Hills North Unit, on a daily basis, to double by the end of 2004 or in early 2005.

     The following table reflects our production from our Cedar Hills Units beginning in November 2003, the time that we began to see HPAI response, through March 2004:

                          Monthly Production (Bbls)  Increase
                          ------------------------
       Property              Nov 2003    Mar 2004  Bbls per Day
-------------------------  ----------- ----------- -------------
Cedar Hills North Unit         69,800      86,200        454
West Cedar Hills Unit           7,700       8,500         18
                           -------------------------------------
Total                          77,500      94,700        472


     Currently, our lifting costs in our Rocky Mountain Region are significantly higher than our historic average due to the energy costs and other associated costs used in HPAI recovery, coupled with the conversion of producing wells to injector wells to complete the injection pattern engineered for the field. Thus, less production is available at a time when injection costs are high. We expect our lifting costs per barrel to decline as response and increased production occurs. We expect a return to a normalized lifting cost per barrel in late 2004 or early 2005.

     Our Middle Bakken well program currently is a 63 well drilling program in Richland County, Montana, that has been 100% successful. To date, we have drilled or participated in eight gross wells as part of this program, all of which are producing. We are currently drilling two wells. We anticipate drilling a total of 55 additional wells (including the two currently drilling), which we will operate in this area. We expect to commence 15 additional wells as part of this program in 2004. To date, 105 wells have been drilled by various operators in this area with no dry holes encountered. We expect our Middle Bakken wells to increase our proved reserve base by an average of 460,000 Bbls per well when completed.

     We expect our offshore and Texas onshore wells, both operated and non-operated, will provide a balance of gas production for us. Our offshore group plans to set a platform this year based on a discovery well offshore Louisiana. We anticipate initial production from this area in late 2004 or early 2005.

     During the first quarter of 2004, the plant throughput in our Matli gas-processing system was 1.4 Bcf, an increase of .6 Bcf, or 77% over the Matli plant throughput in the first quarter of 2003. In addition, during the first quarter of 2004 we drilled or participated in 16 wells of which 3 were unsuccessful. In the first quarter of 2003, we drilled or participated in 16 wells, all of which were successful.

     Our capital expenditure budget for 2004 is $82.0 million. Through the end of the first quarter of 2004, our aggregate capital expenditures were $20.7 million.

THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

     The following table shows our statement of operations for the first quarter of 2003 compared to the first quarter of 2004 with dollar and percentage increases or decreases:

                                                       1st Quarter         1st Quarter          Increase         % Increase
REVENUES:                                                 2003                2004             (Decrease)        (Decrease)
                                                     -----------------   -----------------   ----------------   --------------
     Oil and gas                                     $         35,722    $         36,123    $           401            1.12%
     Crude oil marketing and trading                           40,595              55,705             15,110           37.22%
     Change in derivative fair value                              303                (396)              (699)        -230.69%
     Gas gathering, marketing and processing                    9,725              15,865              6,140           63.14%
     Oil and gas service operations                             1,882               2,114                232           12.33%
                                                     -----------------   -----------------   ----------------   --------------
           Total revenues                            $         88,227    $        109,411    $        21,184           24.01%

OPERATING COSTS AND EXPENSES:
     Production                                      $          8,631    $         10,548    $         1,917           22.21%
     Production taxes                                           2,674               2,582                (92)          -3.44%
     Exploration                                                1,502               2,092                590           39.28%
     Crude oil marketing and trading                           40,484              55,863             15,379           37.99%
     Gas gathering, marketing and processing                    8,828              13,808              4,980           56.41%
     Oil and gas service operations                             1,960               1,946                (14)          -0.71%
     DD&A of oil and gas properties                             8,302              10,467              2,165           26.08%
     DD&A of other assets                                       1,148               1,165                 17            1.48%
     Property impairments                                       1,276               1,897                621           48.67%
     Asset retirement obligation accretion                        352                 277                (75)         -21.31%
     General and administrative                                 2,838               2,500               (338)         -11.91%
                                                     -----------------   -----------------   ----------------   --------------
           Total operating costs and expenses        $         77,995    $        103,145    $        25,150           32.25%

OPERATING INCOME                                     $         10,232    $          6,266    $        (3,966)         -38.76%

OTHER INCOME AND EXPENSE:
     Interest income                                 $             32    $             27    $            (5)         -15.63%
     Interest expense                                          (4,951)             (5,289)              (338)           6.83%
     Other income, net                                             37                  23                (14)         -37.84%
     Loss on sale of assets                                        (8)                (35)               (27)         337.50%
                                                     -----------------   -----------------   ----------------   --------------
           Total other income and (expenses)         $         (4,890)   $         (5,274)   $          (384)           7.85%

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE         $          5,342    $            992    $        (4,350)         -81.43%

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                              $          2,162    $              -    $        (2,162)        -100.00%

NET INCOME                                           $          7,504    $            992    $        (6,512)         -86.78%
                                                     =================   =================   ================   ==============


RESULTS OF OPERATIONS

     The following table sets forth certain information regarding our production volumes, oil and gas sales, average sales prices and expenses for the periods indicated:

                                                             For the Three Months
                                                                Ended March 31,
                                                       ---------------------------------
                                                            2003              2004
                                                       ---------------   ---------------
NET PRODUCTION DATA:
  Oil and Condensate (MBbl)                                       907               787
  Natural Gas (MMcf)                                            2,368             2,321
  Total Oil equivalent (MBoe)                                   1,302             1,174

OIL AND GAS SALES (dollars in thousands)
  Oil sales, excluding hedges                           $      28,115      $     25,450
  Hedges                                                       (4,726)             (454)
                                                       ---------------   ---------------
    Total oil sales, including hedges                          23,389            24,996
  Gas sales                                                    12,333            11,127
                                                       ---------------   ---------------
    Total oil and gas sales                             $      35,722      $     36,123
                                                       ===============   ===============

AVERAGE SALES PRICE:
  Oil, excluding hedges (dollar per barrel)             $       31.01      $      32.33
  Oil, including hedges (dollar per barrel)             $       25.78      $      31.75
  Gas (dollar per Mcf)                                  $        5.21      $       4.79
  Oil equivalent, excluding hedges (dollar per Boe)     $       31.07      $      31.15
  Oil equivalent, including hedges (dollar per Boe)     $       27.44      $      30.77

EXPENSES (dollar per Boe):
  Production expenses (including taxes)                 $        8.68      $      11.18
  General and administrative                            $        2.18      $       2.13
  DD&A (on oil and gas properties)                      $        6.38      $       8.91


REVENUES

GENERAL

     The increase in revenues is attributable to higher oil prices realized on our oil production and an increase in volumes from our oil marketing and trading programs. Gas gathering, marketing and processing revenues were higher for the three months ended March 31, 2004, compared to the same period in 2003 primarily due to our acquisition of the Carmen Gathering System, which increased our total throughput.

OIL AND GAS SALES

     The decrease in oil and gas sales revenues was primarily attributable to a reduction in oil volumes due to the conversion of wells in our Cedar Hills North Unit to injection wells and certain of our oil and gas wells in Montana being shut in due to extreme weather during the first quarter of 2004.

     The following table shows our production by region for the three months ended March 31, 2003 and 2004:

                              Three Months Ended March 31,
                 --------------------------------------------------------
                            2003                        2004
                 ---------------------------  ---------------------------
                    MBoe         Percent        MBoe         Percent
                 -----------  --------------  ----------  ---------------
Rocky Mountain           772          59.29%         681          58.01%
Mid-Continent            391          30.03%         369          31.43%
Gulf                     139          10.68%         124          10.56%
                 ===========  ==============  ==========  ==============
                       1,302         100.00%       1,174         100.00%


CRUDE OIL MARKETING AND TRADING

     We enter into a series of contracts in order to exchange our crude oil production in our Rocky Mountain Region for equal quantities of crude oil located at Cushing, Oklahoma. Through this activity, we take advantage of better pricing and reduce our credit risk associated with our first purchaser. In our income statement, we present this purchase and sale activity separately as crude oil marketing revenues and crude oil marketing expenses, based on guidance provided by EITF 99-19, Reporting Revenues Gross as a Principal and or Net as an Agent.

     Additionally, in the first quarter of 2004, we engaged in certain crude oil trading activities, exclusive of our own production, utilizing fixed price and variable priced physical delivery contracts. For the three months ended March 31, 2004, crude oil marketing revenues were $10.3 million and crude oil marketing expenses were also $10.3 million, related to such trading activities. We had no crude oil marketing revenue or expense in the first quarter of 2003. Our derivative trading activities are being marked to market with all changes in fair value being recorded in the income statement under the accounting prescribed by SFAS No. 133, Accounting for Derivative and Hedging Activities.

CHANGE IN DERIVATIVE FAIR VALUE

     The change in derivative fair value for the three months ended March 31, 2003, related to a crude oil derivative contract used to reduce our exposure to changes in crude oil prices but did not qualify for special hedge accounting under SFAS No. 133. Such contract expired at December 31, 2003. The change in derivative fair value for the three months ended March 31, 2004, is the result of those derivative trading contracts described in Note 3 to our Condensed Consolidated Financial Statements.

GAS GATHERING, MARKETING AND PROCESSING

     The increase in our gas gathering, marketing and processing revenue during the first quarter of 2004 was attributable to increased throughput volumes resulting from growth in our existing systems and our acquisition of the Carmen Gathering System in July 2003.

OIL AND GAS SERVICE OPERATIONS

     The increase in our oil and gas service operations was primarily due to an increase in reclaimed oil revenue of $0.3 million due to higher oil prices, offset by decreases in our other income of $0.1 million.

COSTS AND EXPENSES

PRODUCTION EXPENSES AND TAXES

     Our production expenses including taxes increased primarily due to increased energy expense of $1.0 million. Energy expense increased due to higher utility costs in general and costs associated with running the compressors for HPAI in the Cedar Hills Units. Our labor costs increased $0.3 million in the first quarter of 2004 compared to the first quarter of 2003.

EXPLORATION EXPENSES

     The increase in exploration expense was primarily due to an increase in our dry hole costs of $1.2 million in the Gulf Coast region, partially offset by decreases in other expenses of $0.6 million.

CRUDE OIL MARKETING AND TRADING

     The increase in our crude oil marketing expense was primarily due to increased prices for oil that we purchased and increased volumes marketed and traded.

GAS GATHERING, MARKETING, AND PROCESSING

     The increase in our gas gathering, marketing and processing expense during the first quarter of 2004 was attributable to increased throughput volumes resulting from growth in our existing systems and our acquisition of the Carmen Gathering System in July 2003.

OIL AND GAS SERVICE OPERATIONS

     The change in our oil and gas service operations expense was immaterial.

DEPRECIATION, DEPLETION AND AMORTIZATION OF OIL AND GAS PROPERTIES (DD&A)

     Depletion increased $2.3 million in the first quarter of 2004 compared to the first quarter of 2003, due to certain developmental dry hole costs being added to our amortization base and depleted with the costs of the related field and due to higher production decline rates in our Gulf Coast Region. The decline rate on one of our more significant fields in the Gulf Coast Region increased from 14% to 40% due principally to the rapid depletion of the reserves in this field. In the first quarter of 2004, our DD&A expense on our oil and gas properties was calculated at $8.91 per BOE, compared to $6.38 per BOE for the first quarter of 2003.

DEPRECIATION AND AMORTIZATION OF OTHER PROPERTY AND EQUIPMENT

     Our change in depreciation and amortization expense related to our other property and equipment was immaterial.

PROPERTY IMPAIRMENTS

     The increase in our property impairments was primarily due to increased impairment on capitalized costs of our undeveloped leasehold.

ASSET RETIREMENT ACCRETION

     We adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. For the three months ended March 31, 2004, our asset retirement accretion was $0.3 million compared to $0.4 million for the comparable period in 2003.

GENERAL AND ADMINISTRATIVE (G&A)

     Our G&A expense per BOE for the first quarter of 2004 was $2.13 compared to $2.18 for the first quarter of 2003.

INTEREST EXPENSE

     The increase in our interest expense was due to additional interest on higher average debt balances outstanding under our credit facilities during the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS

     Net cash provided by our operating activities for the three months ended March 31, 2004, was $14.2 million, an increase of $0.8 million from $13.4 million provided by our operating activities during the comparable 2003 period. Our cash balance as of March 31, 2004, was $2.0 million, a decrease of $0.3 million from our cash balance of $2.3 million held at December 31, 2003.

DEBT

     Our long-term debt at December 31, 2003, was $285.1 million and at March 31, 2004, $291.2 million. At March 31, 2004, we had outstanding $127.2 million principal amount in our senior subordinated notes, $156.8 million outstanding under our secured credit facilities, and $7.2 million outstanding in capital lease obligations with $5.8 million due within the next year.

CREDIT FACILITY

     At March 31, 2004, we had $140.4 million of revolving credit debt outstanding under our exploration and production secured credit facility. Borrowings under our credit facility bear interest based on an annual rate equal to the rate at which eurodollar deposits for one, two, three or six months are offered by the lead bank plus an applicable margin ranging from 150 to 250 basis points or the lead bank's reference rate plus an applicable margin ranging from 25 to 50 basis points. The effective rate of interest on our borrowings under our credit facility was 3.8% at March 31, 2004. The borrowing base of our credit facility was $145.0 million on March 31, 2004 and is re-determined semi-annually. Borrowings under our exploration and production credit facility are secured by liens on substantially all of our assets.

     On April 14, 2004, the company executed the Third Amendment to the Credit Agreement that provided for the addition of a term credit facility in an amount up to $25 million that matures on March 31, 2006. The amendment also extended the maturity date of the original facility to March 31, 2007, and increased the borrowing base to $150.0 million. Borrowings under the term credit facility have margins of 5.5% on LIBOR loans and 3% on prime loans. On April 14, 2004, the company drew $25 million on the new term credit facility and paid down the balance of the original revolving credit facility. At May 6, 2004, the outstanding balances were $124.5 million and $25.0 million on the original revolving credit facility and the term loan, respectively.

     On October 22, 2003, our subsidiary, Continental Gas, Inc, or CGI, established a new $35.0 million secured credit facility consisting of a senior secured term loan facility of up to $25.0 million and a senior revolving credit facility of up to $10.0 million. On that date, CGI ceased to be a guarantor of our obligations under our credit agreement. The initial advance under the term loan facility was $17.0 million, which was paid to CRI and used to reduce the outstanding balance on our credit facility. No funds were initially advanced under the revolving loan facility. Advances under either facility can be made, at the borrower's election, as reference rate loans or LIBOR rate loans and, with respect to LIBOR loans, for interest periods of one, two, three, or six months. Interest is payable on reference rate loans monthly and on LIBOR loans at the end of the applicable interest period. The principal amount of the term loan facility is to be amortized on a quarterly basis through June 30, 2006, the final payment being due September 30, 2006. The amount available under the revolving loan facility may be borrowed, repaid and reborrowed until maturity on September 30, 2006. Interest on reference rate loans is calculated at a rate equal to the higher of the reference rate of Union Bank of California, N.A. or the federal funds rate plus 0.5%. Interest on LIBOR loans is calculated with reference to the London Interbank Offered rate. Interest accrues at the reference rate or the LIBOR rate, as applicable, plus the applicable margin. The margin is based on the ratio of senior debt to EBITDA. The credit agreement contains certain covenants and requires certain quarterly mandatory prepayments of 75% of excess cash flow. The credit facility is secured by a pledge of all of the assets of CGI. At March 31, 2004 the outstanding balance on CGI's credit facility was $16.4 million.

     Our credit agreement contains certain financial and other covenants. At March 31, 2004, we were not in compliance with two covenants, one that requires us to maintain a minimum current ratio of 1:1 and another that prohibits trading activity other than normal production contracts without prior approval of the required banks. On a pro-forma basis after giving effect to the Third Amendment to the Credit Agreement, we were in compliance with the current ratio covenant in our credit agreement. In May 2004, we requested and received from the bank group a waiver for non-compliance of both covenants as of March 31, 2004. In the future, we will seek prior approval on our trading activities from the required banks.

CAPITAL EXPENDITURES

     Our 2004 capital expenditures budget, exclusive of acquisitions, is $82.0 million, of which $6.7 million is dedicated to our Cedar Hills Field secondary recovery project. During the three months ended March 31, 2004, we incurred $20.7 million of capital expenditures, compared to $27.7 million during the three-month period of 2003. Of the total $20.7 million of capital expenditures, we expended $15.0 in exploration and development, and $3.5 million on secondary recovery operations. We used the remaining $2.2 million for leasing and additions to our gas gathering systems. The $7.0 million decrease in our capital expenditures during the first quarter of 2004 compared to the first quarter of 2003 was the result of our near completion of the high-pressure air injection project in the Cedar Hills Field in our Rocky Mountain Region. We expect to fund the remainder of our 2004 capital budget through cash flows from operations and borrowings under our credit facility.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report includes "forward-looking statements". All statements other than statements of historical fact, including, without limitation, statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy, plans and objectives of our management for future operations and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, without limitation, future production levels, future prices and demand for oil and gas, results of future exploration and development activities, future operating and development costs, the effect of existing and future laws and governmental regulations (including those pertaining to the environment) and the political and economic climate of the United States as discussed in this quarterly report and the other documents we previously filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL

     We are exposed to market risks, including commodity price risk and interest rate risk, in the normal course or our business operations. Information regarding our exposures to these market risks is provided below.

COMMODITY PRICE EXPOSURE

Non-trading

     We utilize fixed-price contracts, including fixed price basis contracts, collars and floors to reduce exposure to the unfavorable changes in oil and gas prices that are subject to significant and often volatile fluctuation. Under the fixed price physical delivery contracts we receive the fixed price stated in the contract. Under the fixed price basis contracts, the price we receive is determined based on a published regional index price plus a fixed basis. Under the collars and floors, if the market price of crude oil exceeds the ceiling strike price or falls below the floor strike price, then we receive the fixed price ceiling or floor. If the market price is between the floor strike price and the ceiling strike price, we receive market price.

     These contracts allow us to predict with greater certainty the effective oil and gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, we will not benefit from market prices that are higher than the fixed, or ceiling prices in the contracts for hedged production.

     The terms of our credit facility require that at least 50% of our forecasted crude oil production from our exploration and production segment be hedged on a rolling six-month term. At March 31, 2004, we had collars and/or floors in place covering approximately 1.4 million barrels of crude oil representing approximately 66% of our forecasted production through September 30, 2004. At March 31, 2004, we had a mark-to-market unrealized loss of approximately $996,600 on our collar and floor contracts. As such contracts have been designated and qualify as cash flow hedges, the loss has been recorded as a component of Accumulated Other Comprehensive Income at March 31, 2004. The ineffectiveness associated with our cash flow hedging strategy was immaterial.

     Additionally, CGI has executed fixed price forward sales contracts related to our gas gathering, marketing and processing segment on approximately 50,000 MMBtu per month through December 2007. Such contracts have been designated as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives. These volumes under these fixed price forward sales contracts represent approximately 9% of total delivery point volumes and 4% of the overall throughput volumes of the gas gathering, marketing and processing segment.

     The following table summarizes our non-trading contracts in place at March 31, 2004:

                                                2004         2005         2006         2007
                                             -----------  -----------  -----------  -----------
Natural Gas Physical Delivery Contracts:
  Contract Volumes (MMBtu)                       450,000      600,000      600,000      600,000
  Weighted Average Fixed Price per MMBtu     $      4.83  $      4.53  $      4.47  $      4.49

Crude Oil Collars and Floors for 2004:      Contract     Weighted-average
                                         Volumes (Bbls) Fixed Price per Bbl
                                         -------------  -------------------
    Floor                                      926,000     $    22.00
    Floor                                      200,000     $    24.00
    Floor                                      230,000     $    24.50
                                         -------------
                                             1,356,000

    Ceiling                                    220,000     $    35.00
    Ceiling                                    515,000     $    36.00
    Ceiling                                    230,000     $    45.00
                                         -------------
                                               965,000

     The following table represents our fixed basis contracts in place at March 31, 2004. The price shown below represents the price we would have received based on the current forward crude oil price for the applicable month combined with the fixed basis differential contained in the contract.

Contract Month    Contract Volumes    Price
----------------- ----------------- ---------
       May 2004           184,000    $ 35.73
      June 2004            90,000    $ 35.27
      July 2004            62,000    $ 35.03


Trading

     In the first quarter of 2004, we engaged in certain crude oil trading activities, exclusive of our own production, utilizing fixed price and variable price physical delivery contracts. At March 31, 2004, we had the following open trading derivative contracts:

                             Weighted
   Contract   Contract        Average            Barrels       Unrealized
     Type      Month        Fixed Price         Buy (Sell)     Gain (Loss)
----------- --------------  -----------------  -----------  ---------------
Crude Oil   April 2004      $   34.84           (42,800)    $   (478,152)
Crude Oil   May 2004            35.56           (18,300)        (186,277)
Crude Oil   December 2004       31.41            30,000          268,200
                                               -----------  ---------------
                                                (31,100)    $   (396,229)
                                               ===========  ===============


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

                                                                                                     March 31,
                                                                                                       2004
(Dollars in thousands)         2004       2005       2006        2007       Thereafter     Total     Fair Value
----------------------------------------------------------------------------------------------------------------
Fixed rate debt:
  Senior subordinated notes
  Principal amount           $      -   $      -   $       -   $        -   $  127,150   $ 127,150   $  128,422
  Weighted-average
    interest rate               10.25%     10.25%      10.25%       10.25%       10.25%
----------------------------------------------------------------------------------------------------------------
Variable rate debt:
  Credit facility
  Principal amount           $  1,821   $  2,430   $  12,141   $  140,400   $        -   $ 156,792   $  156,792
  Weighted-average
    interest rate                3.80%      3.80%       3.80%        3.80%        3.80%
----------------------------------------------------------------------------------------------------------------
Variable rate debt:
  Capital lease agreement
  Principal amount           $  2,502   $  3,336   $   3,336   $    3,333   $      486   $  12,993   $   12,993
  Weighted-average
    interest rate                3.80%      3.80%       3.80%        3.80%        3.80%
----------------------------------------------------------------------------------------------------------------
Variable rate debt:
  Ford Credit agreement
  Principal amount           $      8   $     13   $      11   $        8   $        -   $      40   $       40
  Weighted-average
    interest rate                5.50%      5.50%       5.50%        5.50%        5.50%
----------------------------------------------------------------------------------------------------------------


ITEM 4. CONTROLS AND PROCEDURES

     The Securities and Exchange Commission rules require registrants to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to maintain ongoing developments in this area.

     As of the end of the period covered by this report, our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) and concluded that our disclosure controls and procedures are effective.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS:

EXHIBIT
  NO.           DESCRIPTION AND METHOD OF FILING:
  ---           ---------------------------------

3.1 Amended and Restated Certificate of Incorporation of Continental Resources, Inc. [3.1](1)

3.2       Amended and Restated Bylaws of Continental Resources, Inc. [3.2](1)

4.1 Fourth Amended and Restated Credit Agreement dated March 28, 2002, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB and Fortis Capital Corp. [10.1](5)

4.1.1 First Amendment to the Revolving Credit Agreement dated June 12, 2003, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB and Fortis Capital Corp. [10.1](6) 4.1.2 Second Amendment to the Revolving Credit Agreement dated October 22, 2003, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB and Fortis Capital Corp. [10.1](7)

4.1.3 * Third Amendment to the Revolving Credit Agreement dated April 14, 2004, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB, Fortis Capital Corp., and The Royal Bank of Scotland plc.

4.2 Indenture dated as of July 24, 1998, between Continental Resources, Inc. as Issuer, the Subsidiary Guarantors named therein and the United States Trust Company of New York, as Trustee. [4.2](1)

10.1      Unlimited Guaranty Agreement dated March 28, 2002. [10.2](5)

10.2 Security Agreement dated March 28, 2002, between Registrant and Guaranty Bank, FSB, as Agent. [10.3](5)

10.3 Stock Pledge Agreement dated March 28, 2002, between Registrant and Guaranty Bank, FSB, as Agent. [10.4](5)

10.4   +  Continental Resources, Inc. 2000 Stock Option Plan. [10.6](2)

10.5   +  Form of Incentive Stock Option Agreement. [10.7](2)

10.6   +  Form of Non-Qualified Stock Option Agreement. [10.8](2)

10.7 Collateral Assignment of Contracts dated March 28, 2002, between Registrant and Guaranty Bank, FSB, as Agent. [10.5](5)

12.1   *  Statement re computation of ratio of debt to Adjusted EBITDA.

12.2   *  Statement re computation of ratio of earning to fixed charges.

31.1 * Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2 * Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

-------------------------
*    Filed herewith

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

(5) Filed as an exhibit to current report on Form 8-K dated April 11, 2002. The exhibit number is indicated in brackets and is incorporated herein by reference.

(6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003. The exhibit number is indicated in brackets and is incorporated herein by reference.

(7) Filed as an exhibit to current report on Form 8-K dated October 22, 2003. The exhibit number is indicated in brackets and is incorporated herein by reference.

(8) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The exhibit number is indicated in brackets and is incorporated herein by reference.

(9) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004. The exhibit number is indicated in brackets and is incorporated herein by reference.


     (b) REPORTS ON FORM 8-K:

     None.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Continental Resources, Inc.

Date: May 13, 2004                     By: ROGER V. CLEMENT
                                           Roger V. Clement
                                           Senior Vice President and
                                             Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
  No.      Description                            Method of Filing
-------    -----------                            ----------------

3.1        Amended and Restated Certificate of    Incorporated by reference
           Incorporation of Continental
           Resources, Inc.

3.2        Amended and Restated Bylaws of         Incorporated by reference
           Continental Resources, Inc.

4.1        Fourth Amended and Restated Credit     Incorporated by reference
           Agreement dated March 28, 2002,
           among the Registrant, Union Bank of
           California, N.A., Guaranty Bank, FSB
           and Fortis Capital Corp.

4.1.1      First Amendment to the Revolving       Incorporated by reference
           Credit Agreement dated June 12,
           2003, among the Registrant, Union
           Bank of California, N.A., Guaranty
           Bank, FSB and Fortis Capital Corp.
           [10.1](6)

4.1.2      Second Amendment to the Revolving      Incorporated by reference
           Credit Agreement dated October 22,
           2003, among the Registrant, Union
           Bank of California, N.A., Guaranty
           Bank, FSB and Fortis Capital Corp.

4.1.3      Third Amendment to the Revolving       Filed herewith electronically
           Credit Agreement dated April 14,
           2004, among the Registrant, Union
           Bank of California, N.A., Guaranty
           Bank, FSB, Fortis Capital Corp., and
           The Royal Bank of Scotland plc.

4.2        Indenture dated as of July 24, 1998,   Incorporated by reference
           between Continental Resources, Inc.
           as Issuer, the Subsidiary Guarantors
           named therein and the United States
           Trust Company of New York, as
           Trustee.

10.1       Unlimited Guaranty Agreement dated     Incorporated by reference
           March 28, 2002.

10.2       Security Agreement dated March 28,     Incorporated by reference
           2002, between Registrant and
           Guaranty Bank, FSB, as Agent.

10.3       Stock Pledge Agreement dated March     Incorporated by reference
           28, 2002, between Registrant and
           Guaranty Bank, FSB, as Agent.

10.4       Continental Resources, Inc. 2000       Incorporated by reference
           Stock Option Plan.

10.5       Form of Incentive Stock Option         Incorporated by reference
           Agreement.

10.6       Form of Non-Qualified Stock Option     Incorporated by reference
           Agreement.

10.7       Collateral Assignment of Contracts     Incorporated by reference
           dated March 28, 2002, between
           Registrant and Guaranty Bank, FSB,
           as Agent.

12.1       Statement re computation of ratio      Filed herewith electronically
           of debt to Adjusted EBITDA.

12.2       Statement re computation of ratio      Filed herewith electronically
           of earning to fixed charges.

31.1       Certification pursuant to section      Filed herewith electronically
           302 of the Sarbanes-Oxley Act of
           2002 - Chief Executive Officer

31.2       Certification pursuant to section      Filed herewith electronically
           302 of the Sarbanes-Oxley Act of
           2002 - Chief Financial Officer