Form 10-Q
period 2004-06-30
CONTINENTAL RESOURCES INC
filed 2004-08-16
CIK 732834

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from __________to _________

                        Commission File Number: 333-61547

                           CONTINENTAL RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


            Oklahoma                                         73-0767549
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification No.)


302 N. Independence, Suite 1500, Enid, Oklahoma                 73701
    (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code: (580) 233-8955

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

The Registrant is not subject to the filing requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, but files reports required by those sections pursuant to contractual obligation requirements.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                        Outstanding as of August 13, 2004
Common Stock, $.01 par value                  14,368,919 shares

                                TABLE OF CONTENTS


                          PART I. Financial Information

ITEM 1. Financial Statements
     Condensed Consolidated Balance Sheets.............................   4
     Condensed Consolidated Income Statements..........................   5
     Condensed Consolidated Statements of Cash Flows...................   7
     Notes to Condensed Consolidated Financial Statements..............   8
ITEM 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations.............................................  17
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.....  27
ITEM 4. Controls and Procedures........................................  29

                           PART II. Other Information

ITEM 1. Legal Proceedings..............................................  29
ITEM 2. Changes in Securities, Use of Proceeds and Issuer
     Purchases of Equity Securities....................................  29
ITEM 3. Defaults Upon Senior Securities................................  30
ITEM 4. Submission of Matters to a Vote of Security Holders............  30
ITEM 5. Other Information..............................................  30
ITEM 6.  Exhibits and Reports on Form 8-K..............................  31

Signatures.............................................................  32

Certifications Pursuant to Item 302 of the Sarbanes-Oxley Act of 2002..  33

                          PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                                CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Dollars in thousands)
                                                              December 31, June 30,
                          Assets                                       2003                      2004
                                                               -------------------    --------------------
Current assets:                                                                            (Unaudited)
   Cash and cash equivalents                                   $            2,277     $            7,817
   Accounts receivable:
          Oil and gas sales                                                19,035                 20,241
          Joint interest and other, net                                    13,577                 14,738
   Inventories                                                              5,465                  4,790
   Prepaid expenses                                                           336                    345
   Fair value of derivative contracts                                         151                    422
                                                               -------------------    -------------------
     Total current assets                                                  40,841                 48,353

Property and equipment, at cost:
   Oil and gas properties, based on
  successful efforts accounting                                           601,325                630,609
Gas gathering and processing facilities                                    49,600                 52,944
Service properties, equipment and other                                    19,515                 19,983
                                                               -------------------    -------------------
     Total property and equipment                                         670,440                703,536
     Less accumulated depreciation,
    depletion and amortization                                            231,008                252,679
                                                               -------------------    -------------------
     Net property and equipment                                           439,432                450,857

Other assets:
Debt issuance costs, net                                                    4,707                  5,386
Other assets                                                                    8                      8
                                                               -------------------    -------------------
     Total other assets                                                     4,715                  5,394
                                                               -------------------    -------------------
       Total assets                                            $          484,988     $          504,604
                                                               ===================    ===================

           Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                            $           27,950     $           21,876
   Current portion of long-term debt                                        5,776                  5,776
   Revenues and royalties payable                                           8,250                  9,768
   Accrued liabilities:
     Interest                                                               6,312                  6,371
     Other                                                                  7,212                  5,740
   Fair value of derivative contracts                                         640                    663
                                                               -------------------    -------------------
     Total current liabilities                                             56,140                 50,194

Long-term debt, net of current portion                                    285,144                302,404
Asset retirement obligation                                                26,608                 27,104
Other noncurrent liabilities                                                  164                    168

Stockholders' equity:
   Preferred stock, $0.01 par value, 1,000,000 shares
     authorized, no shares issued and outstanding                               -                      -
   Common stock, $0.01 par value, 20,000,000 shares
     authorized, 14,368,919 shares issued and outstanding                     144                    144
   Additional paid-in-capital                                              25,087                 25,087
   Retained earnings                                                       92,190                100,149
   Accumulated other comprehensive income                                    (489)                  (646)
                                                               -------------------    -------------------
     Total stockholders' equity                                           116,932                124,734
                                                               -------------------    -------------------
       Total liabilities and stockholders' equity              $          484,988     $          504,604
                                                               ===================    ===================

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                    CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED INCOME STATEMENTS
                                                     (Unaudited)
                                      (Dollars in thousands, except share data)
                                                                                 Three Months Ended June 30,
                                                                           ------------------   -------------------
                                                                                  2003                        2004
                                                                           ------------------   -------------------
Revenues:                                                                      (restated)
   Oil and gas sales                                                       $          33,347     $         40,107
   Crude oil marketing and trading                                                    39,753               56,606
   Change in derivative fair value                                                       104                  800
   Gas gathering, marketing and processing                                            17,125               19,437
   Oil and gas service operations                                                      2,423                2,609
                                                                           ------------------   -------------------
     Total revenues                                                                   92,752              119,559

Operating costs and expenses:
   Production                                                                         10,342               10,079
   Production taxes                                                                    2,361                2,636
   Exploration                                                                         2,551                3,216
   Crude oil marketing and trading                                                    39,392               56,727
   Gas gathering, marketing and processing                                            15,793               17,300
   Oil and gas service operations                                                      1,341                1,424
   Depreciation, depletion and amortization of oil and gas properties                  6,914                9,590
   Depreciation and amortization of other property and equipment                       1,231                1,283
   Property impairments                                                                1,276                1,802
   Asset retirement obligation accretion                                                 358                  255
   General and administrative                                                          2,698                2,795
                                                                           ------------------   -------------------
     Total operating costs and expenses                                               84,257              107,107

     Operating income                                                                  8,495               12,452

Other income (expense):
   Interest income                                                                        28                   16
   Interest expense                                                                   (4,964)              (5,451)
   Other income, net                                                                      13                   19
   Gain (loss) on disposition of assets                                                  277                  (68)
                                                                           ------------------   -------------------
     Total other income (expense)                                                     (4,646)              (5,484)
                                                                           ------------------   -------------------

     Net income                                                            $           3,849    $           6,968
                                                                           ==================   ===================

Basic earnings per common share                                            $            0.27    $            0.48
                                                                           ==================   ===================

Diluted earnings per common share                                          $            0.27    $            0.48
                                                                           ==================   ===================

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                 CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                                  (Unaudited)
                                   (Dollars in thousands, except share data)
                                                                              Six Months Ended June 30,
                                                                         ------------------------------------
                                                                               2003              2004
                                                                         ------------------ -----------------
Revenues:                                                                   (restated)
   Oil and gas sales                                                     $        69,069    $        76,230
   Crude oil marketing and trading                                                80,348            112,311
   Change in derivative fair value                                                   407                404
   Gas gathering, marketing and processing                                        26,850             35,302
   Oil and gas service operations                                                  4,305              4,723
                                                                         ----------------   -----------------
     Total revenues                                                              180,979            228,970

Operating costs and expenses:
   Production                                                                     19,755             20,628
   Production taxes                                                                5,035              5,219
   Exploration                                                                     4,053              5,308
   Crude oil marketing and trading                                                79,876            112,590
   Gas gathering, marketing and processing                                        24,621             31,108
   Oil and gas service operations                                                  2,732              3,370
   Depreciation, depletion and amortization of oil and gas properties             15,217             20,057
   Depreciation and amortization of other property and equipment                   2,379              2,448
   Property impairments                                                            2,552              3,699
   Asset retirement obligation accretion                                             709                531
   General and administrative                                                      5,323              5,295
                                                                         ----------------   -----------------
     Total operating costs and expenses                                          162,252            210,253

     Operating income                                                             18,727             18,717

Other income (expense):
   Interest income                                                                    59                 43
   Interest expense                                                               (9,916)           (10,740)
   Other income, net                                                                  50                 42
   Gain (loss) on disposition of assets                                              270               (103)
                                                                         ----------------   -----------------
     Total other income (expense)                                                 (9,537)           (10,758)
                                                                         ----------------   -----------------

Income before change in accounting principle                                       9,190              7,959
                                                                         ----------------   -----------------

Cumulative effect of change in accounting principle                                2,162                  -
                                                                         ----------------   -----------------

     Net income                                                          $        11,352    $         7,959
                                                                         ================   =================
Basic earnings per common share:
   Earnings before cumulative effect of accounting change                $          0.64    $          0.55
   Cumulative effect of accounting change                                           0.15                  -
                                                                         ----------------   -----------------
   Basic                                                                 $          0.79    $          0.55
                                                                         ================   =================
Diluted earnings per common share:
   Earnings before cumulative effect of accounting change                $          0.64    $          0.55
   Cumulative effect of accounting change                                           0.15                  -
                                                                         ----------------   -----------------
   Diluted                                                               $          0.79    $          0.55
                                                                         ================   =================

The accompanying notes are an integral part of these condensed consolidated financial statements.


                             CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                        (Dollars in thousands)
                                                                       Six Months Ended June 30,
                                                                   ---------------------------------
                                                                          2003            2004
                                                                   ---------------   ---------------
Cash flows from operating activities:                                (restated)
   Net income                                                      $       11,352    $        7,959
Adjustments to reconcile net income to net cash
     provided by operating activities-
   Depreciation, depletion and amortization                                17,596            22,518
   Accretion of asset retirement obligation                                   709               531
   Impairment of properties                                                 2,552             3,699
   Change in derivative fair value                                           (407)             (404)
   Amortization of debt issuance costs                                        791               882
   (Gain) loss on disposition of assets                                      (450)              103
   Change in accounting principle                                          (2,162)                -
   Dry hole costs                                                           2,775             3,929
Cash provided by (used in) changes in assets and liabilities-
   Accounts receivable                                                     (2,401)           (2,367)
   Inventories                                                             (1,143)              675
   Prepaid expenses                                                           154                (9)
   Accounts payable                                                        (2,623)           (6,074)
   Revenues and royalties payable                                             149             1,518
   Accrued liabilities and other                                              828            (1,413)
   Other noncurrent liabilities                                                23                 4
                                                                   ---------------   ---------------
     Net cash provided by operating activities                             27,743            31,551

Cash flows from investing activities:
   Exploration and development                                            (49,922)          (37,537)
   Gas gathering and processing facilities and service
     properties, equipment and other                                       (2,806)           (4,046)
   Purchase of oil and gas properties                                         (83)             (322)
   Proceeds from disposition of assets                                      4,482               195
                                                                   ---------------   ---------------
     Net cash used in investing activities                                (48,329)          (41,710)

Cash flows from financing activities:
   Proceeds from line of credit and other debt                             23,000            20,149
   Repayment of debt                                                       (1,200)           (2,889)
   Debt issuance costs                                                        (75)           (1,561)
                                                                   ---------------   ---------------
     Net cash provided by financing activities                             21,725            15,699

Net increase in cash                                                        1,139             5,540

Cash and cash equivalents, beginning of year                                2,520             2,277
                                                                   ---------------   ---------------

Cash and cash equivalents, end of period                           $        3,659    $        7,817
                                                                   ===============   ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONTINENTAL RESOURCES, INC.  AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   CONTINENTAL RESOURCES, INC.'S FINANCIAL STATEMENTS:

     In the opinion of management of Continental Resources, Inc., or CRI or the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2004, and the results of operations and cash flows for the three months ended June 30, 2003 and 2004. Such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements for the interim periods presented do not contain all information required by accounting principles generally accepted in the United States. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

     SFAS No. 143 requires the Company to make certain estimates, including estimates related to the future plugging costs of wells, the future salvage value of surface equipment, and estimated life of the Company's wells. In the fourth quarter of 2003, the Company made certain adjustments to its assumptions used in its initial SFAS No. 143 estimates to better reflect its future plugging costs and future salvage values. These changes resulted in a decrease in the cumulative effect adjustment from the $4.1 million originally reported during the quarter ended March 31, 2003, to $2.2 million. The following table details the amounts originally reported for the six months ended June 30, 2003, compared to the current restated amount:

                                                                 Six Months Ended
                                                                  June 30, 2003
                                                        ------------------------------------
(Dollars in thousands, except share data)              Originally Reported     Restated
--------------------------------------------------------------------------  ----------------
Net income before change in accounting principle         $       9,190      $         9,190
Cumulative effect of change in accounting principle              4,090                2,162
                                                        --------------      ----------------
Net income                                               $      13,280      $        11,352

Diluted earnings per share                               $        0.92      $          0.79

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

     At June 30, 2004, the Company had capitalized drilling and development costs of approximately $180.4 million related to the high-pressure air injection project currently in process in the Cedar Hills Field. Proved reserves associated with this field are approximately 41.9 MMBoe of which approximately
18.9 MMBoe, or 45%, are proved developed non-producing, or PDNP. In future periods, the PDNP reserves will be transferred to PDP as such reserves meet the definition of proved reserves under SEC guidelines The Company's future DD&A rate on this field could be significantly impacted by upward or downward revisions in the oil and gas reserves associated with this field.

     2. Gas Gathering, Marketing and Processing -Another wholly-owned subsidiary of CRI is Continental Gas, Inc., or CGI, which is engaged principally in natural gas marketing, gathering and processing activities and currently operates seven gas gathering systems and three gas processing plants in its operating areas. In addition, CGI participates with CRI in exploration, development and production of certain oil and natural gas properties. In July 2004, but effective May 31, 2004, CRI sold all of the outstanding capital stock of CGI to the shareholders of CRI. (See Note 8.)

2.   LONG-TERM DEBT:

     Long-term debt as of December 31, 2003, and June 30 2004, consisted of the following:

                                                           December 31,         June 30,
(Dollars in thousands)                                         2003               2004
                                                       -----------------   -----------------
10.25% Senior Subordinated Notes due August 1, 2008    $        127,150    $        127,150
Credit Facility due March 31, 2007                              132,900             128,049
Credit Facility due March 31, 2006                                    -              25,000
Credit Facility due September 30, 2006                           17,000              15,786
Capital Lease Agreement                                          13,827              12,159
Ford Credit                                                          43                  36
                                                       -----------------   -----------------
Outstanding Debt                                                290,920             308,180
Less Current Portion                                              5,776               5,776
                                                       -----------------   -----------------
Total Long-Term Debt                                   $        285,144    $        302,404
                                                       =================   =================


     On March 31, 2002, the Company entered into a Fourth Amended and Restated Credit Agreement providing for a $175.0 million senior secured revolving credit facility with a borrowing base of $150.0 million. Borrowings under the credit facility are secured by liens on all oil and gas properties and associated assets of the Company. Borrowings under the credit facility bear interest, payable quarterly, at (a) a rate per annum equal to the rate at which eurodollar deposits for one, two, three or six months are offered by the lead bank plus a margin ranging from 150 to 250 basis points, or (b) at the lead bank's reference rate plus an applicable margin ranging from 25 to 50 basis points. At June 30, 2004, the lead bank's reference rate plus margins was 4.2%. The Company paid approximately $2.2 million in debt issuance fees for the credit facility, which have been capitalized as other assets and are being amortized on a straight-line basis over the life of the credit facility. The credit facility maturity date was extended on April 14, 2004, to March 31, 2007.

     On October 22, 2003, the Company executed the Second Amendment to the Credit Agreement and CGI was removed as a guarantor of the Company's obligations under the Credit Agreement. The borrowing base under the Second Amendment to the Credit Agreement was revised to $145.0 million and $17.0 million funded by CGI as disclosed below reduced the outstanding balance.

     On April 14, 2004, the Company executed the Third Amendment to the Credit Agreement that provided for the addition of a term credit facility in an amount up to $25 million that matures on March 31, 2006. The amendment increased the borrowing base to $150.0 million. Borrowings under the term credit facility have margins of 5.5% on LIBOR loans and 3% on prime loans. On April 14, 2004, the company drew $25 million on the new term credit facility and paid down the balance of the original revolving credit facility. At August 13, 2004, the outstanding balances were $137.0 million and $25.0 million on the original revolving credit facility and the term loan, respectively.

     On July 21, 2004, the Company executed the Fourth Amendment to the Credit Agreement that modified the definitions to delete any reference to CGI. (See
Note 8.)

     On October 22, 2003, CGI entered into a new $35.0 million secured credit facility consisting of a senior secured term loan facility of up to $25.0 million, and a senior revolving credit facility of up to $10.0 million. The initial advance under the term loan facility was $17.0 million, which CGI paid to CRI who used the payment to reduce the outstanding balance on CRI's credit facility. No funds were initially advanced under the revolving loan facility. Advances under either facility can be made, at the borrower's election, as reference rate loans or LIBOR loans and, with the respect to LIBOR loans, for interest periods of one, two, three, or six months. Interest is payable on reference rate loans monthly and on LIBOR loans at the end of the applicable interest period. The principal amount of the term loan facility is to be amortized on a quarterly basis through June 30, 2006, with the final payment due on September 30, 2006. The amount available under the revolving loan facility may be borrowed, repaid and reborrowed until maturity on September 30, 2006. Interest on reference rate loans is calculated with reference to a rate equal to the higher of the reference rate of Union Bank of California, N.A. or the federal funds rate plus 0.5%. Interest on LIBOR loans is calculated with reference to the London interbank offered interest rate. Interest accrues at the reference rate or the LIBOR rate, as applicable, plus the applicable margins. The margin is based on the then current senior debt to EBITDA ratio. The credit agreement contains certain covenants and requires certain quarterly mandatory prepayments on the term loan of 75% of excess cash flow. The credit facility is secured by a pledge of all the assets of CGI. At June 30, 2004, the outstanding balance on CGI's credit facility was $15.8 million.

3.   DERIVATIVE CONTRACTS:

     The Company utilizes derivative contracts, consisting primarily of fixed price physical delivery contracts, including fixed price basis contracts, collars and floors to reduce its exposure to unfavorable changes in oil and gas prices that are subject to significant and often volatile fluctuation. Under fixed price physical delivery contracts, the Company receives the fixed price stated in the contract. Under the fixed price basis contracts, the price the Company receives is determined based on a published index price plus or minus a fixed basis. Under collars and floors, if the market price of crude oil exceeds the ceiling strike price or falls below the floor strike price, then the Company receives the fixed price ceiling or floor. If the market price is between the floor strike price and the ceiling strike price, the Company receives market price.

     The Company has designated its fixed price physical delivery contracts and fixed price basis contracts as "normal sales" contracts under SFAS No. 133, Accounting for Derivative and Hedging Activities and are therefore not marked to market as derivatives. The Company's collars and floors have been designated as cash flow hedges under SFAS No. 133 and are being accounted for accordingly. The following table summarizes the Company's fixed price physical delivery contracts, collars and floors in place at June 30, 2004:


                                              2004       2005       2006       2007
                                            --------  ---------  ---------  ----------
Natural Gas Physical Delivery Contracts:
   Contract Volumes (MMBtu)                 300,000    600,000    600,000    600,000
   Weighted  Average Fixed Price per MMBtu  $ 4.83     $ 4.53     $ 4.47     $ 4.49


Crude Oil Basis Contracts:                  Contract   Contract
                                             Month      Volumes       Price
                                            ---------  ---------  ----------
                                            Aug 2004   62,000     $   37.72
                                            Sep 2004   30,000     $   41.09


Crude Oil Collars and Floors for 2004:     Contract            Weighted-average
                                        Volumes (Bbls)        Fixed Price per Bbl
                                        ----------------      -------------------
     July - Oct, Floor                          602,000           $ 22.00
     Sept - Oct, Floor                          200,000           $ 24.00
     Nov - Dec, Floor                           230,000           $ 24.50
                                        ----------------
                                              1,032,000
                                        ================

     July - Oct, Ceiling                        460,000           $ 36.00
     Nov - Dec, Ceiling                         230,000           $ 45.00
                                        ----------------
                                                690,000
                                        ================


     The Company engages in a series of contracts in order to exchange its crude oil production in the Rocky Mountain area for equal quantities of crude oil located at Cushing, Oklahoma. Such activity enables the Company to take advantage of better pricing and reduce the Company's credit risk associated with its first purchaser. This purchase and sale activity is presented gross in the accompanying income statement as crude oil marketing revenues and expenses under the guidance provided by Emerging Issues Task Force Consensus 99-19, Reporting Revenues Gross as a Principal and Net as an Agent. Additionally, in the first quarter of 2004, the Company engaged in certain crude oil trading activities, exclusive of its own production, utilizing fixed price and variable priced physical delivery contracts. For the three months ended June 30, 2004, crude oil marketing and trading revenues included $9.9 million offset by crude oil marketing and trading expenses of $10.1 million, related to such trading activities. The Company's derivatives associated with this activity are being marked to market with all changes in fair value being recorded in the income statement under the accounting prescribed by SFAS No. 133, Accounting for Derivative and Hedging Activities. At June 30, 2004, the Company had closed its open trading positions, locking in an unrealized gain of $404,100 on such contracts.

4.   EARNINGS PER SHARE:

     Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised, using the treasury stock method of calculation. The weighted-average number of shares used to compute basic earnings per common share was 14,368,919 for the three and six months ended June 30, 2003 and 2004. The weighted-average number of shares used to compute diluted earnings per share was 14,463,210 for the three and six months ended June 30, 2003 and 2004.

5.   GUARANTOR SUBSIDIARIES:

     The Company's wholly owned subsidiaries, CGI, CRII, and Continental Crude Co. (CCC), have guaranteed the Company's obligations under its outstanding 10-1/4% Senior Subordinated Notes due August 1, 2008. CCC has not engaged in any business activities since its inception. The following is a summary of the condensed consolidating balance sheets of CGI and CRII as of December 31, 2003, and June 30, 2004, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2003, and 2004.

As of December 31, 2003                                                Condensed Consolidating Balance Sheet
-----------------------------------------------------------------------------------------------------------------------
($ in thousands)                                         Guarantor
                                                        Subsidiaries        Parent      Eliminations     Consolidated
                                                    ----------------  --------------  ---------------  ----------------
Current Assets                                      $       11,162    $      44,428   $      (14,749)  $       40,841
Property and Equipment                                      58,826          380,606                -          439,432
Other Assets                                                   281            4,448              (14)           4,715
                                                    ----------------  --------------  ---------------  ----------------
   Total Assets                                     $       70,269    $     429,482   $      (14,763)  $      484,988

Current Liabilities                                 $       18,512    $      44,694   $       (7,066)  $       56,140
Long-Term Debt                                              22,286          270,541           (7,683)         285,144
Other Liabilities                                            4,943           21,829                -           26,772
Stockholders' Equity                                        24,528           92,418              (14)         116,932
                                                    ----------------  --------------  ---------------  ----------------
   Total Liabilities and
   Stockholders' Equity                             $       70,269    $     429,482   $      (14,763)  $      484,988
                                                    ================  ==============  ===============  ================


As of June 30, 2004                                                    Condensed Consolidating Balance Sheet
-----------------------------------------------------------------------------------------------------------------------
($ in thousands)                                         Guarantor
                                                        Subsidiaries        Parent      Eliminations       Consolidated
                                                    ----------------  --------------  ---------------  ----------------
Current Assets                                      $       12,850    $      49,323   $      (13,820)  $       48,353
Property and Equipment                                      59,952          390,905                -          450,857
Other Assets                                                   236            5,172              (14)           5,394
                                                    ----------------  --------------  ---------------  ----------------
   Total Assets                                     $       73,038    $     445,400   $      (13,834)  $      504,604

Current Liabilities                                 $       16,305    $      37,501   $       (3,612)  $       50,194
Long-Term Debt                                              23,590          289,022          (10,208)         302,404
Other Liabilities                                            5,065           22,207                -           27,272
Stockholders' Equity                                        28,078           96,670              (14)         124,734
                                                    ----------------  --------------  ---------------  ----------------
   Total Liabilities and
     Stockholders' Equity                           $       73,038    $     445,400   $      (13,834)  $      504,604
                                                    ================  ==============  ===============  ================


For the Three Months Ended June 30, 2003                               Condensed Consolidating Income Statement
-----------------------------------------------------------------------------------------------------------------------
($ in thousands)                                         Guarantor
                                                        Subsidiaries        Parent      Eliminations       Consolidated
                                                    ----------------  --------------  ---------------  ----------------
Total Revenue                                       $       19,581    $      72,401   $          770   $       92,752
Operating Expense                                          (18,382)         (65,105)            (770)         (84,257)
Other Expense                                                 (302)          (4,344)               -           (4,646)
                                                    ----------------  --------------  ---------------  ----------------
   Net Income                                       $          897            2,952   $            -   $        3,849
                                                    ================  ==============  ===============  ================


For the Three Months Ended June 30, 2004                               Condensed Consolidating Income Statement
-----------------------------------------------------------------------------------------------------------------------
($ in thousands)                                         Guarantor
                                                        Subsidiaries        Parent      Eliminations       Consolidated
                                                    ----------------  --------------  ---------------  ----------------
Total Revenue                                       $       27,576    $      96,395   $       (4,412)  $      119,559
Operating Expense                                          (25,319)         (86,200)           4,412         (107,107)
Other Expense                                                 (315)          (5,169)               -           (5,484)
                                                    ----------------  --------------  ---------------  ----------------
   Net Income                                       $        1,942    $       5,026   $            -   $        6,968
                                                    ================  ==============  ===============  ================


For the Six Months Ended June 30, 2003                                 Condensed Consolidating Income Statement
-----------------------------------------------------------------------------------------------------------------------
($ in thousands)                                         Guarantor
                                                        Subsidiaries        Parent      Eliminations       Consolidated
                                                    ----------------  --------------  ---------------  ----------------
Total Revenue                                       $       35,426    $     147,062   $       (1,509)  $      180,979
Operating Expense                                          (32,454)        (131,307)           1,509         (162,252)
Other Expense                                                 (685)          (8,852)               -           (9,537)
Cumulative Effect of Change in Accounting Principle            (50)           2,212                -            2,162
                                                    ----------------  --------------  ---------------  ----------------
   Net Income                                       $        2,237    $       9,115   $            -   $       11,352
                                                    ================  ==============  ===============  ================


For the Six Months Ended June 30, 2004                                 Condensed Consolidating Income Statement
------------------------------------------------------------------------------------------------------------------------
($ in thousands)                                         Guarantor
                                                        Subsidiaries        Parent      Eliminations       Consolidated
                                                    ----------------  --------------  ---------------  ----------------
Total Revenue                                       $       51,926    $     186,641   $       (9,597)  $      228,970
Operating Expense                                          (47,741)        (172,109)           9,597         (210,253)
Other Expense                                                 (635)         (10,123)               -          (10,758)
                                                    ----------------  --------------  ---------------  ----------------
   Net Income                                       $        3,550    $       4,409   $            -   $        7,959
                                                    ================  ==============  ===============  ================


For the Six Months Ended June 30, 2003                                 Condensed Consolidated Cash Flows Statements
-----------------------------------------------------------------------------------------------------------------------
($ in thousands)                                         Guarantor
                                                        Subsidiaries        Parent      Eliminations       Consolidated
                                                    ----------------  --------------  ---------------  ----------------
Cash Flows From Operating Activities                $        4,268    $      23,531   $          (56)  $       27,743
Cash Flows From Investing Activities                        (5,035)         (43,294)               -          (48,329)
Cash Flows From Financing Activities                        (1,724)          21,725            1,724           21,725
                                                    ----------------  --------------  ---------------  ----------------
Net Increase (Decrease) in Cash                             (2,491)           1,962            1,668            1,139
Cash at Beginning of Period                                    456            2,064                -            2,520
                                                    ----------------  --------------  ---------------  ----------------
Cash at End of Period                               $       (2,035)   $       4,026   $        1,668   $        3,659
                                                    ================  ==============  ===============  ================


For the Six Months Ended June 30, 2004                                 Condensed Consolidated Cash Flow Statements
-----------------------------------------------------------------------------------------------------------------------
($ in thousands)                                          Guarantor
                                                        Subsidiaries        Parent      Eliminations       Consolidated
                                                    ----------------  --------------  ---------------  ----------------
Cash Flow From Operating Activities                 $        7,635    $      25,068   $       (1,152)  $       31,551
Cash Flow From Investing Activities                         (4,498)         (37,212)               -          (41,710)
Cash Flow From Financing Activities                         (2,378)          16,925            1,152           15,699
                                                    ----------------  --------------  ---------------  ----------------
Net Increase in Cash                                           759            4,781                -            5,540
Cash at Beginning of Period                                    701            1,576                -            2,277
                                                    ----------------  --------------  ---------------  ----------------
Cash at End of Period                               $        1,460    $       6,357   $            -   $        7,817
                                                    ================  ==============  ===============  ================


6.   BUSINESS SEGMENTS:

     The Company has two reportable segments pursuant to Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure About Segments of an Enterprise and Related Information, consisting of exploration and production, and gas gathering, marketing and processing. The Company's reportable business segments have been identified based on the differences in products or services provided. Revenues from the exploration and production segment are derived from the production and sale of crude oil and natural gas. Revenues from the gas gathering, marketing and processing segment come from the transportation and sale of natural gas and natural gas liquids at retail. The accounting policies of the segments are the same. In July 2004, but effective May 31, 2004, CRI sold all of the outstanding capital stock of CGI to the shareholders of CRI. (See
Note 8.) Financial information by operating segment is presented below:

                                                Exploration     Gas Gathering,
      For the Three Months Ended                    and         Marketing and
           June 30, 2003                        Production        Processing      Intersegment          Total
-------------------------------------------  -----------------  ---------------  ----------------  ---------------
           (Dollars in thousands)
REVENUES:
Oil and gas sales                            $         33,257   $           90   $             -   $       33,347
Crude oil marketing and trading                        39,753                -                 -           39,753
Change in derivative fair value                           104                -                 -              104
Gas gathering, marketing and processing                     -           16,356               769           17,125
Oil and gas service operations                          2,423                -                 -            2,423
                                             -----------------  ---------------  ----------------  ----------------
     Total revenues                          $         75,537   $       16,446   $           769   $       92,752

OPERATING COSTS AND EXPENSES:
Production expenses                                    10,291               52                 -           10,343
Production taxes                                        2,352                9                 -            2,361
Exploration                                             2,541               10                 -            2,551
Crude oil marketing and trading                        39,392                -                 -           39,392
Gas gathering, marketing and processing                     -           15,024               769           15,793
Oil and gas service operations                          1,340                -                 -            1,340
Depreciation, depletion and amortization of
   oil and gas properties                               6,720              194                 -            6,914
Depreciation and amortization of
   other property and equipment                           543              688                 -            1,231
Property impairments                                    1,279               (3)                -            1,276
Asset retirement accretion                                354                4                 -              358
General and administrative                              2,488              210                 -            2,698
                                             -----------------  ---------------  ----------------  ----------------
   Total operating costs and expenses        $         67,300   $       16,188   $           769   $       84,257

   Total operating income                    $          8,237   $          258   $             -   $        8,495

OTHER INCOME (EXPENSE):
Interest income                                           720                2              (694)              28
Interest expense                                       (5,589)             (69)              694           (4,964)
Other income, net                                          11                2                 -               13
Gain on disposition of assets                             277                -                 -              277
                                             -----------------  ---------------  ----------------  ----------------
   Total other income (expense)              $         (4,581)  $          (65)  $             -   $       (4,646)

Net income                                   $          3,656   $          193   $             -   $        3,849
                                             =================  ===============  ================  ================

Total assets                                 $        464,719   $       33,590   $       (21,426)  $      476,883
                                             =================  ===============  ================  ================
Capital expenditures                         $         23,620   $        1,370   $             -   $       24,990
                                             =================  ===============  ================  ================


                                                Exploration     Gas Gathering,
      For the Three Months Ended                    and         Marketing and
           June 30, 2004                        Production        Processing      Intersegment          Total
-------------------------------------------  -----------------  ---------------  ----------------  ---------------
           (Dollars in thousands)
REVENUES:
Oil and gas sales                            $         39,925   $         182    $             -   $       40,107
Crude oil marketing and trading                        56,606               -                  -           56,606
Change in derivative fair value                           800               -                  -              800
Gas gathering, marketing and processing                     -          23,849             (4,412)          19,437
Oil and gas service operations                          2,609               -                  -            2,609
                                             -----------------  --------------   ----------------  ---------------
     Total revenues                          $         99,940   $      24,031    $        (4,412)  $      119,559

OPERATING COSTS AND EXPENSES:
Production expenses                                    10,010              69                  -           10,079
Production taxes                                        2,619              17                  -            2,636
Exploration                                             3,216               -                  -            3,216
Crude oil marketing and trading                        56,727               -                  -           56,727
Gas gathering, marketing and processing                     -          21,712             (4,412)          17,300
Oil and gas service operations                          1,424               -                  -            1,424
Depreciation, depletion and amortization of
   oil and gas properties                               9,576              14                  -            9,590
Depreciation and amortization of
   other property and equipment                           351             932                  -            1,283
Property impairments                                    1,802               -                  -            1,802
Asset retirement accretion                                251               4                  -              255
General and administrative                              2,567             228                  -            2,795
                                             -----------------  --------------  -----------------  ---------------
   Total operating costs and expenses        $         88,543   $      22,976    $        (4,412)  $      107,107

   Total operating income                    $         11,397   $       1,055    $             -   $       12,452

OTHER INCOME (EXPENSE):
Interest income                                           367               2               (353)              16
Interest expense                                       (5,613)           (191)               353           (5,451)
Other income, net                                          18               1                  -               19
Loss on disposition of assets                             (68)              -                  -              (68)
                                             -----------------  --------------  -----------------  ---------------
   Total other income (expense)              $         (5,296)  $        (188)   $             -   $       (5,484)

Net income                                   $          6,101   $         867    $             -   $        6,968
                                             =================  ==============  =================  ===============

Total assets                                 $        467,139   $      51,299    $       (13,834)  $      504,604
                                             =================  ==============  =================  ================
Capital expenditures                         $         19,143   $       2,071    $             -   $       21,214
                                             =================  ==============  =================  =================


                                                Exploration     Gas Gathering,
      For the Six Months Ended                      and         Marketing and
           June 30, 2003                        Production        Processing      Intersegment          Total
-------------------------------------------  -----------------  ---------------  ----------------  ---------------
           (Dollars in thousands)
REVENUES:
Oil and gas sales                            $         68,787   $         282    $             -   $       69,069
Crude oil marketing and trading                        80,348               -                  -           80,348
Change in derivative fair value                           407               -                  -              407
Gas gathering, marketing and processing                     -          28,360             (1,510)          26,850
Oil and gas service operations                          4,305               -                  -            4,305
                                             -----------------  --------------   ----------------  ----------------
     Total revenues                          $        153,847   $      28,642    $        (1,510)  $      180,979

OPERATING COSTS AND EXPENSES:
Production expenses                                    19,653             102                  -           19,755
Production taxes                                        5,011              24                  -            5,035
Exploration                                             4,021              32                  -            4,053
Crude oil marketing and trading                        79,876               -                  -           79,876
Gas gathering, marketing and processing                     -          26,131             (1,510)          24,621
Oil and gas service operations                          2,732               -                  -            2,732
Depreciation, depletion and amortization of
   oil and gas properties                              15,270             (53)                 -           15,217
Depreciation and amortization of
   other property and equipment                         1,068           1,311                  -            2,379
Property impairments                                    2,552               -                  -            2,552
Asset retirement accretion                                703               6                  -              709
General and administrative                              4,958             365                  -            5,323
                                             -----------------  --------------   ----------------  ----------------
   Total operating costs and expenses        $        135,844   $      27,918    $        (1,510)  $      162,252

   Total operating income                    $         18,003   $         724    $             -   $       18,727

OTHER INCOME (EXPENSE):
Interest income                                           809               4               (754)              59
Interest expense                                      (10,541)           (129)               754           (9,916)
Other income, net                                          48               2                  -               50
Gain (loss) on disposition of assets                      278              (8)                 -              270
                                             -----------------  --------------   ----------------  ----------------
   Total other income (expense)              $         (9,406)  $        (131)   $             -   $       (9,537)

Total income from operations                 $          8,597   $         593    $             -   $        9,190
                                             -----------------  --------------   ----------------  ----------------

Cumulative effect of change in accounting principle       274           1,888                  -            2,162

Net income                                   $          8,871   $       2,481    $             -   $       11,352
                                             =================  ==============   ================  ================

Total assets                                 $        464,719   $      33,590    $       (21,426)  $      476,883
                                             =================  ==============   ================  ================
Capital expenditures                         $         49,912   $       2,816    $             -   $       52,728
                                             =================  ==============   ================  ================


                                                Exploration     Gas Gathering,
      For the Six Months Ended                      and         Marketing and
           June 30, 2004                        Production        Processing      Intersegment          Total
-------------------------------------------  -----------------  ---------------  ----------------  ---------------
           (Dollars in thousands)
REVENUES:
Oil and gas sales                            $         75,911   $         319    $             -   $       76,230
Crude oil marketing and trading                       112,311               -                  -          112,311
Change in derivative fair value                           404               -                  -              404
Gas gathering, marketing and processing                     -          44,899             (9,597)          35,302
Oil and gas service operations                          4,723               -                  -            4,723
                                             -----------------  --------------   ----------------  ----------------
     Total revenues                          $        193,349   $      45,218    $        (9,597)  $      228,970

OPERATING COSTS AND EXPENSES:
Production expenses                                    20,490             138                  -           20,628
Production taxes                                        5,190              29                  -            5,219
Exploration                                             5,308               -                  -            5,308
Crude oil marketing and trading                       112,590               -                  -          112,590
Gas gathering, marketing and processing                     -          40,705             (9,597)          31,108
Oil and gas service operations                          3,370               -                  -            3,370
Depreciation, depletion and amortization of
   oil and gas properties                              20,021              36                  -           20,057
Depreciation and amortization of
   other property and equipment                           699           1,749                  -            2,448
Property impairments                                    3,699               -                  -            3,699
Asset retirement accretion                                523               8                  -              531
General and administrative                              4,789             506                  -            5,295
                                             -----------------  --------------   ----------------  ----------------
   Total operating costs and expenses        $        176,679   $      43,171    $        (9,597)  $      210,253

   Total operating income                    $         16,670   $       2,047    $             -   $       18,717

OTHER INCOME (EXPENSE):
Interest income                                           392               4               (353)              43
Interest expense                                      (10,708)           (385)               353          (10,740)
Other income, net                                          30              12                  -               42
Loss on disposition of assets                            (103)              -                  -             (103)
                                             -----------------  --------------   ------- --------  ----------------
   Total other income (expense)              $        (10,389)  $        (369)   $             -   $      (10,758)

Net income                                   $          6,281   $       1,678    $             -   $        7,959
                                             =================  ==============   ================  ================

Total assets                                 $        467,139   $      51,299    $       (13,834)  $      504,604
                                             =================  ==============   ==================================
Capital expenditures                         $         38,474   $       3,430    $             -   $       41,904
                                             =================  ==============   ================  ================


7.   COMPREHENSIVE INCOME:

     The components of total comprehensive income for the three and six months ended June 30, 2003 and 2004 are as follows:

                                           Three Months Ended June 30,       Six Months Ended June 30,
                                      --------------------------------    -----------------------------------
                                          2003                2004             2003              2004
                                      ----------------   -------------    ---------------    ----------------
(Dollars in thousands)                  (restated)                          (restated)
Net Income                            $          3,849   $       6,968    $        11,352    $         7,959
Other Comprehensive Income (loss) -
    net of income tax:
     Deferred Hedging Gain (loss)                    -             350                  -               (646)
                                      ----------------   -------------    ---------------    ----------------
Total Comprehensive Income            $          3,849   $       7,318    $        11,352    $         7,313
                                      ================   =============    ===============    ================


8.   SUBSEQUENT EVENTS:

     On July 19, 2004, CRI paid a cash dividend of $14.9 million to its shareholders.

     On July 21, 2004, CRI purchased $7.65 million of its 10-1/4% Senior Subordinated Notes due August 1, 2008, from its principal shareholder, Harold Hamm, and certain of his affiliates. Through June 30, 2004, CRI has purchased an aggregate of $30.5 million principal amount of these Senior Subordinated Notes.

     On July 21, 2004, CRI completed the sale of all of its Continental Gas, Inc., or CGI, stock to its shareholders, Harold Hamm and Bert Mackie, as Trustee of the Harold Hamm DST Trust (the "DST Trust") and of the Harold Hamm HJ Trust (the "Buyers") for $22.6 million in cash. The sales price was representative of the fair value of the net assets based on an appraisal by an independent third party who also provided the Company with an opinion of the fairness from a financial point of view, of the sale of CGI to the Buyers. The CGI assets included seven gas gathering systems, three gas-processing plants, and approximately 750 miles of gas gathering lines. These assets represented the entire gas gathering, marketing and processing segment of the Company.

     On July 21, 2004, the Company executed the Fourth Amendment to the Credit Agreement that modified the definition to delete any reference to CGI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto that appear elsewhere in this report, and our annual report on Form 10-K for the year ended December 31, 2003. Our operating results for the periods discussed may not be indicative of future performance. Statements concerning future results are forward-looking statements. In the text below, financial statement numbers have been rounded; however, the percentage changes are based on amounts that have not been rounded.

OVERVIEW

     We foresee continued growth through the second half of 2004. Relatively high oil and gas prices coupled with anticipated increases in production this year look quite favorable for us. Our Cedar Hills North Unit and West Cedar Hills Unit are responding to high-pressure air injection, or HPAI, and to the water injections made throughout the previous 18 months. Response is occurring as initially simulated by our Resource Development group. Oil production in our Cedar Hills North Unit at June 30, 2004, was approximately 3,500 Bbls per day, an increase of 883 Bbls per day, or BOPD, since November 2003, and 1,300 BOPD over projected primary rates of production without enhanced recovery. During the six months ended June 30, 2004, 9.7 million net barrels of reserves in the Cedar Hills North Unit were moved from proved undeveloped, or PUD, reserves to proved developed producing, or PDP, reserves and 18.9 million net barrels were moved to proved developed non-producing, or PDNP, reserves from PUD reserves. Currently, we anticipate that the 18.9 million barrels will be re-classified to PDP by mid-year 2005 as response to HPAI continues, and our oil production in our Cedar Hills North Unit, on a daily basis, to reach 6,200 BOPD by the end of 2004 and be above 7,100 BOPD by mid-year 2005.

     The following table reflects our production from our Cedar Hills Units beginning in November 2003, the time that we began to see HPAI response, through June 2004:

                            Monthly Production (Bbls)      Increase
                         ------------------------------
    Property                Nov 2003      Jun 2004       Bbls per Day
------------------------ ------------- ---------------- --------------
Cedar Hills North Unit         69,800           95,400            853
West Cedar Hills Unit           7,700            8,600             30
                         ------------- ---------------- --------------
Total                          77,500          104,000            883


     Currently, lifting costs in our Rocky Mountain Region are significantly higher than our historic average due to the energy costs and other associated costs used in HPAI recovery, coupled with the conversion of producing wells to injector wells to complete the injection pattern engineered for the field. Thus, less production is available at a time when injection costs are high. We expect our lifting costs per barrel to decline dramatically in the Rocky Mountain Region as response and increased production occurs. We project a reduction of more than $5.00 per barrel in lifting costs by late 2004 or early 2005.

     Excluding Cedar Hills, we completed nine wells during the second quarter of 2004, resulting in seven producers and two dry holes for a success rate of 78% for the quarter. Of these nine wells, three are located in the Rocky Mountain region, five wells are in the Mid-Continent region and one well is in the Gulf Coast region. We currently have six wells drilling and nine wells ready for and waiting on completion.

     We continue to experience 100% success drilling wells in our Middle Bakken, or MB, project, located in Richland County, Montana. Since completing our first well in the third quarter of 2003, we have drilled and completed 10 wells, (6.1 net wells) to date. These wells have added an estimated 5.5 MMBOE of gross PDP reserves (2.6 MMBOE net) for an average of 548 MBOE per gross well. These reserve figures are in line with expectations. Initial flow rates have ranged from 400 BOPD to 1,600 BOPD. We have invested approximately $3.0 million leasing an additional 28,000 net acres in the MB project during 2004, bringing our total leasehold in the MB project to 92,000 net acres. With this additional leasehold, our inventory of potential wells to drill in the MB project has grown to 126 gross wells and 63 net wells. During the second half of 2004, we anticipate completing an additional seven wells (4.6 net wells) bringing the total producing well count in the MB project to 17 gross wells (10.7 net wells) by year-end 2004. We currently have one rig drilling in MB and plan to add a second rig in the third quarter of 2004 and a third rig in the fourth quarter of 2004.

     Using the MB project as our model, we have expanded our search for Bakken oil reserves into North Dakota. During the first half of 2004, we have invested approximately $8.7 million acquiring 232,000 net leasehold acres on opportunities in North Dakota identified by our geotechnical staff. Drilling evaluation of this leasehold has begun and will continue through year-end. The net reserve potential of these new leases could exceed those in the MB project but remains unproven at this time.

     As a result of the additional leasing in MB and the new North Dakota projects, leasing expenditures for 2004 are projected to total an estimated $20.0 million or $12.3 million over the $7.7 million originally budgeted for the year.

     During the second quarter of 2004, we agreed to sell a 60% working interest in our Stanley Cup project located in Saskatchewan, Canada, to three industry partners on a promoted basis to accelerate development and mitigate risk of not developing this promising prospect. Stanley Cup is a horizontal Red River project similar to the Cedar Hills field with reserve potential of up to 24 MMBO. Drilling is anticipated to begin in the third quarter of 2004.

     We have recently elected to discontinue our participation in the Challenger Minerals Inc. Gulf of Mexico venture. Although our five-year results have been profitable, we believe these dollars can be more profitably invested in other Company projects. We will continue to develop the East Island and Breton Sound projects; however, we are contemplating selling and monetizing all other Gulf of Mexico assets. We have an insurance claim on a Eugene Island well, and if successful, we should receive approximately $0.6 million that would be booked to other income in the third quarter of 2004.

     We have decided to package and sell all undeveloped leasehold in the Black Warrior Basin in Mississippi. As noted in our 2003 annual report, drilling results have not met expectations. The Smith Creek project is the only project in the basin where we anticipate drilling additional wells over the next 12 months.

     During the first half of 2004, the plant throughput in our Matli gas processing system was 2.8 Bcf, an increase of 1.1 Bcf, or 58% over the Matli plant throughput in the first half of 2003.

     Our capital expenditure budget for 2004 is $83.3 million. Through the end of the first half of 2004, our aggregate capital expenditures were $41.9 million.

THREE MONTHS ENDED JUNE 30, 2003, COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     The following table shows our income statements for the second quarter of 2003 compared to the second quarter of 2004 with dollar and percentage increases or decreases:

                                               Three Months Ended June 30,
                                              -----------------------------     Increase         Increasse
REVENUES:                                          2003          2004           (Decrease)       (Decrease)
                                              -------------  ---------------  -------------- -----------------
 Oil and gas sales                            $      33,347  $       40,107   $       6,760             20.27%
 Crude oil marketing and trading                     39,753          56,606          16,853             42.39%
 Change in derivative fair value                        104             800             696            669.23%
 Gas gathering, marketing and processing             17,125          19,437           2,312             13.50%
 Oil and gas service operations                       2,423           2,609             186              7.68%
                                              -------------  ---------------  --------------  -----------------
         Total revenues                       $      92,752  $      119,559   $      26,807             28.90%

OPERATING COSTS AND EXPENSES:
 Production                                   $      10,342  $       10,079   $        (263)            -2.54%
 Production taxes                                     2,361           2,636             275             11.65%
 Exploration                                          2,551           3,216             665             26.07%
 Crude oil marketing and trading                     39,392          56,727          17,335             44.01%
 Gas gathering, marketing and processing             15,793          17,300           1,507              9.54%
 Oil and gas service operations                       1,341           1,424              83              6.19%
 DD&A of oil and gas properties                       6,914           9,590           2,676             38.70%
 D&A of other assets                                  1,231           1,283              52              4.22%
 Property impairments                                 1,276           1,802             526             41.22%
 Asset retirement obligation accretion                  358             255            (103)           -28.77%
 General and administrative                           2,698           2,795              97              3.60%
                                              -------------  ---------------  --------------  -----------------
         Total operating costs and expenses   $      84,257  $      107,107   $      22,850             27.12%

OPERATING INCOME                              $       8,495  $       12,452   $       3,957             46.58%

OTHER INCOME (EXPENSE):
 Interest income                              $          28  $           16   $         (12)           -42.86%
 Interest expense                                    (4,964)         (5,451)           (487)             9.81%
 Other income, net                                       13              19               6             46.15%
 Gain (loss) on disposition of assets                   277             (68)           (345)                 -
                                              -------------  ---------------  --------------  -----------------
         Total other income (expense)         $      (4,646) $       (5,484)  $        (838)            18.04%

NET INCOME                                    $       3,849  $        6,968   $       3,119             81.03%
                                              =============  ===============  ==============  =================


RESULTS OF OPERATIONS

     The following table sets forth certain information regarding our production volumes, oil and gas sales, average sales prices and expenses for the periods indicated:

                                                            For the Three Months
                                                               Ended June 30,
                                                       ------------------------------
                                                              2003             2004
                                                       -------------   --------------
NET PRODUCTION:
   Oil (MBbl)                                                   884              858
   Gas (MMcf)                                                 2,590            2,147
   Oil equivalent (MBoe)                                      1,316            1,216

OIL AND GAS SALES (dollars in thousands)
   Oil sales, excluding hedges                         $     24,660    $      30,467
   Hedges                                                    (2,579)          (1,270)
                                                       -------------   --------------
     Total oil sales, including hedges                       22,081           29,197
   Gas sales                                                 11,266           10,910
                                                       -------------   --------------
     Total oil and gas sales                           $     33,347    $      40,107
                                                       =============   ==============

AVERAGE SALES PRICE:
   Oil, excluding hedges (dollar per barrel)           $      27.90    $       35.50
   Oil, including hedges (dollar per barrel)           $      24.98    $       34.02
   Gas (dollar per Mcf)                                $       4.35    $        5.08
   Oil equivalent, excluding hedges (dollar per Boe)   $      27.30    $       34.02
   Oil equivalent, including hedges (dollar per Boe)   $      25.35    $       32.98

EXPENSES (dollars per Boe):
   Production expenses (including taxes)               $       9.65    $       10.46
   General and administrative                          $       2.05    $        2.30
   DD&A (on oil and gas properties)                    $       5.25    $        7.89


REVENUES

     GENERAL

     The increase in revenues is attributable to higher oil and gas prices realized on our oil and gas production and an increase in volumes from our oil marketing and trading programs. Gas gathering, marketing and processing revenues were higher for the three months ended June 30, 2004, compared to the same period in 2003 primarily due to increased prices and our acquisition of the Carmen Gathering System in July 2003, which increased our total throughput.

     OIL AND GAS SALES

     The increase in oil and gas sales revenues was primarily attributable to higher oil and gas prices in the 2004 period even though volumes decreased to 1,216 thousand barrels of oil equivalent, or MBoe, in the three months ended June 30, 2004, from 1,316 MBoe during the three months ended June 30, 2003.

     The following table shows our production by region for the three months ended June 30, 2003 and 2004:

                               Three Months Ended June 30,
                  -------------------------------------------------------
                            2003                         2004
                  -------------------------  ----------------------------
                     MBoe         Percent          MBoe         Percent
                  --------- ---------------  ------------ ---------------
Rocky Mountain         752          57.14%           758          62.34%
Mid-Continent          399          30.32%           357          29.36%
Gulf                   165          12.54%           101           8.30%
                  --------- ---------------  ------------ ---------------
                     1,316         100.00%         1,216         100.00%
                  ========= ===============  ============ ===============


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

     Additionally, in the second quarter of 2004, we engaged in certain crude oil trading activities, exclusive of our own production, utilizing fixed price and variable priced physical delivery contracts. For the three months ended June 30, 2004, crude oil marketing revenues were $9.9 million and crude oil marketing expenses were $10.1 million related to such trading activities. Our derivative trading activities are being marked to market with all changes in fair value being recorded in the income statement under the accounting prescribed by SFAS No. 133, Accounting for Derivative and Hedging Activities. Effective May 2004, we closed out all open trading positions and have terminated our derivative trading activities.

     CHANGE IN DERIVATIVE FAIR VALUE

     The change in derivative fair value for the three months ended June 30, 2003, is related to a crude oil derivative contract used to reduce our exposure to changes in crude oil prices that did not qualify for special hedge accounting under SFAS No. 133. Such contract expired at December 31, 2003. The change in derivative fair value for the three months ended June 30, 2004, is the result of those derivative trading contracts described in Note 3 to our Condensed Consolidated Financial Statements.

     GAS GATHERING, MARKETING AND PROCESSING

     The increase in our gas gathering, marketing and processing revenue during the second quarter of 2004 was attributable to increased throughput volumes resulting from growth in our existing systems, increase in product prices, and our acquisition of the Carmen Gathering System in July 2003.

     OIL AND GAS SERVICE OPERATIONS

     We started selling HPAI services to a third party in 2004 which increased our oil and gas service operations $0.6 million in the second quarter of 2004 compared to the second quarter of 2003. This increase was mostly offset by a decrease of $0.3 million in equipment rental income for the second quarter of 2004.

COSTS AND EXPENSES

     PRODUCTION EXPENSES AND TAXES

     Our production expenses including taxes for the second quarter of 2004 compared to the second quarter of 2003 did not change significantly, but the 8% decrease in volumes for the same periods caused our production expenses including taxes per BOE for the second quarter of 2004 to increase to $10.46 from $9.65 for the second quarter of 2003.

     EXPLORATION EXPENSES

     The increase in exploration expense was primarily due to an increase in our dry hole costs in the Gulf Coast region, which were amplified by significant mechanical problems and cost overruns while drilling the Shaffer D-2 well in Nueces County, Texas.

     CRUDE OIL MARKETING AND TRADING

     The increase in our crude oil marketing expense was primarily due to increased prices for oil that we purchased and increased volumes marketed and traded.

     GAS GATHERING, MARKETING, AND PROCESSING

     The increase in our gas gathering, marketing and processing expense during the second quarter of 2004 was attributable to increased throughput volumes resulting from growth in our existing systems, increased product prices, and our acquisition of the Carmen Gathering System in July 2003.

     OIL AND GAS SERVICE OPERATIONS

     The change in our oil and gas service operations expense for the second quarter of 2004 compared to the second quarter of 2003 was immaterial.

     DEPRECIATION, DEPLETION AND AMORTIZATION OF OIL AND GAS PROPERTIES (DD&A)

     Depletion increased $2.7 million in the second quarter of 2004 compared to the second quarter of 2003, due to adjustments to the mid-year reserve report and certain developmental dry hole costs being added to our amortization base and depleted with the costs of the related property offsets. In the second quarter of 2004, our DD&A expense on our oil and gas properties was calculated at $7.89 per BOE, compared to $5.25 per BOE for the second quarter of 2003. The decrease in volumes for the 2004 period also contributed to a higher DD&A expense per BOE in 2004.

     DEPRECIATION AND AMORTIZATION OF OTHER PROPERTY AND EQUIPMENT

     Our change in depreciation and amortization expense related to our other property and equipment was immaterial.

     PROPERTY IMPAIRMENTS

     The increase in our property impairments was primarily due to increased impairment on capitalized costs of our undeveloped leasehold.

     ASSET RETIREMENT ACCRETION

     We adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. For the three months ended June 30, 2004, our asset retirement accretion was $0.3 million compared to $0.4 million for the comparable period in 2003.

     GENERAL AND ADMINISTRATIVE (G&A)

     Our G&A expense for the second quarter of 2004 compared to the second quarter of 2003 did not change significantly, but the decrease in volumes for the same periods caused our G&A expense per BOE for the second quarter of 2004 to increase to $2.30 from $2.05 for the second quarter of 2003.

     INTEREST EXPENSE

     The increase in our interest expense was due to additional interest on higher average debt balances outstanding under our credit facilities during the second quarter of 2004 compared to the second quarter of 2003.

SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO SIX MONTHS ENDED JUNE 30, 2004.

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     The following table shows our income statement for the six months ended June 30, 2003, compared to the six months ended June 30, 2004, with dollar and percentage increases or decreases:

                                                Six Months Ended June 30,
                                              -----------------------------    Increase           Increasse
REVENUES:                                          2003         2004          (Decrease)         (Decrease)
                                              ------------  --------------- -------------  -----------------
  Oil and gas sales                           $     69,069  $       76,230   $      7,161            10.37%
  Crude oil marketing and trading                   80,348         112,311         31,963            39.78%
  Change in derivative fair value                      407             404             (3)           -0.74%
  Gas gathering, marketing and processing           26,850          35,302          8,452            31.48%
  Oil and gas service operations                     4,305           4,723            418             9.71%
                                              ------------  ---------------  -------------  ----------------
      Total revenues                          $    180,979  $      228,970   $     47,991            26.52%

OPERATING COSTS AND EXPENSES:
  Production                                  $     19,755  $       20,628   $        873             4.42%
  Production taxes                                   5,035           5,219            184             3.65%
  Exploration                                        4,053           5,308          1,255            30.96%
  Crude oil marketing and trading                   79,876         112,590         32,714            40.96%
  Gas gathering, marketing and processing           24,621          31,108          6,487            26.35%
  Oil and gas service operations                     2,732           3,370            638            23.35%
  DD&A of oil and gas properties                    15,217          20,057          4,840            31.81%
  D&A of other assets                                2,379           2,448             69             2.90%
  Property impairments                               2,552           3,699          1,147            44.95%
  Asset retirement obligation accretion                709             531           (178)          -25.11%
  General and administrative                         5,323           5,295            (28)           -0.53%
                                              ------------  ---------------  -------------  ----------------
      Total operating costs and expenses      $    162,252  $      210,253   $     48,001            29.58%

OPERATING INCOME                              $     18,727  $       18,717   $        (10)           -0.05%

OTHER INCOME (EXPENSE):
  Interest income                             $         59  $           43   $        (16)          -27.12%
  Interest expense                                  (9,916)        (10,740)          (824)            8.31%
  Other income, net                                     50              42             (8)          -16.00%
  Gain (loss) on sale of assets                        270            (103)          (373)               -
                                              ------------  ---------------  -------------  ----------------
      Total other income (expense)            $     (9,537) $      (10,758)  $     (1,221)           12.80%

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE  $      9,190  $        7,959   $     (1,231)          -13.39%

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                       $      2,162  $            -   $     (2,162)                -

NET INCOME                                    $     11,352  $        7,959   $     (3,393)          -29.89%
                                              ============  ===============  =============  ================


RESULTS OF OPERATIONS

     The following table sets forth certain information regarding our production volumes, oil and gas sales, average sales prices and expenses for the periods indicated:

                                                               For the Six Months
                                                                 Ended June 30,
                                                         -------------   --------------
                                                              2003            2004
                                                         -------------   --------------
NET PRODUCTION:
   Oil (MBbl)                                                    1,791           1,646
   Gas (MMcf)                                                    4,958           4,469
   Oil equivalent (MBoe)                                         2,617           2,390

OIL AND GAS SALES (dollars in thousands)
   Oil sales, excluding hedges                           $      52,775   $      55,917
   Hedges                                                       (7,305)         (1,724)
                                                         -------------   --------------
     Total oil sales, including hedges                          45,470          54,193
   Gas sales                                                    23,599          22,037
                                                         -------------   --------------
     Total oil and gas sales                             $      69,069   $      76,230
                                                         =============   ==============

AVERAGE SALES PRICE:
   Oil, excluding hedges (dollar per barrel)             $       29.47   $       33.98
   Oil, including hedges (dollar per barrel)             $       25.39   $       32.93
   Gas (dollar per Mcf)                                  $        4.76   $        4.93
   Oil equivalent, excluding hedges (dollar per Boe)     $       29.18   $       32.61
   Oil equivalent, including hedges (dollar per Boe)     $       26.39   $       31.89

EXPENSES (dollars per Boe):
   Production expenses (including taxes)                 $        9.47   $       10.81
   General and administrative                            $        2.03   $        2.22
   DD&A (on oil and gas properties)                      $        5.81   $        8.39


REVENUES

     GENERAL

     Our revenues increased due to higher oil and gas prices realized on our oil and gas production and an increase in volumes from our oil marketing and trading programs. Gas gathering, marketing and processing revenues were higher for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, due to higher prices and the acquisition of the Carmen Gathering System that increased our total throughput.

     OIL AND GAS SALES

     Although our volumes for the first six months of 2004 decreased 227 MBoe compared to the first six months of 2003, our oil and gas sales revenues for the six months of 2004 increased compared to the first six months of 2003 due to higher oil and gas prices.

     The following table shows our production by region for the six months ended June 30, 2003 and 2004:

                                Six Months Ended June 30,
                  -------------------------------------------------------
                            2003                         2004
                  -------------------------  ----------------------------
                     MBoe         Percent          MBoe         Percent
                  --------- ---------------  ------------ ---------------
Rocky Mountain       1,523          58.20%         1,439         60.21%
Mid-Continent          790          30.19%           726         30.38%
Gulf                   304          11.61%           225          9.41%
                  --------- ---------------  ------------ ---------------
                     2,617         100.00%         2,390         100.00%
                  ========= ===============  ============ ===============


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

     Additionally, in the first six months of 2004, we engaged in certain crude oil trading activities, exclusive of our own production, utilizing fixed price and variable priced physical delivery contracts. For the six months ended June 30, 2004, crude oil marketing revenues were $20.2 million and crude oil marketing expenses were also $20.4 million, related to such trading activities. Our derivative trading activities are being marked to market with all changes in fair value being recorded in the income statement under the accounting prescribed by SFAS No. 133, Accounting for Derivative and Hedging Activities.

     CHANGE IN DERIVATIVE FAIR VALUE

     The change in derivative fair value for the six months ended June 30, 2003, is related to a crude oil derivative contract used to reduce our exposure to changes in crude oil prices that did not qualify for special hedge accounting under SFAS No. 133. Such contract expired at December 31, 2003. The change in derivative fair value for the six months ended June 30, 2004, is the result of those derivative trading contracts described in Note 3 to our Condensed Consolidated Financial Statements.

     GAS GATHERING, MARKETING AND PROCESSING

     The increase in our gas gathering, marketing and processing revenue during the first six months of 2004 was attributable to increased throughput volumes resulting from growth in our existing systems, increased product prices, and the acquisition of the Carmen Gathering system in July 2003.

     OIL AND GAS SERVICE OPERATIONS

     We started selling HPAI services to a third party in 2004 which increased our oil and gas service operations $0.6 million in the first six months of 2004 compared to the first six months of 2003. This increase was offset by a decrease of $0.2 million in saltwater disposal fees due to shut-in wells in the first six months of 2004.

COSTS AND EXPENSES

     PRODUCTION EXPENSES AND TAXES

     Our production expense including taxes for the first six months of 2004 compared to the first six months of 2003 did not change significantly, but the 9% decrease in volumes from the same periods caused our production expenses including taxes per BOE for the first six months of 2004 to increase to $10.81 from $9.47 for the first six months of 2003.

     EXPLORATION EXPENSES

     The increase in exploration expense was primarily due to an increase in our dry hole costs in the Gulf Coast region, which were amplified by significant mechanical problems and cost overruns associated with the Shaffer D-2 well in Nueces County, Texas in the first six months of 2004 compared to the first six months of 2003.

     CRUDE OIL MARKETING AND TRADING

     The increase in our crude oil marketing expense was primarily due to increased prices for oil we purchased and greater volumes marketed and traded.

     GAS GATHERING, MARKETING, AND PROCESSING

     During the six months ended June 30, 2004, gas gathering, marketing and processing expenses increased over the six months ended June 30, 2003 due to increased throughput volumes from growth in our existing systems, increased product prices, and the acquisition of the Carmen Gathering System in July 2003.

     OIL AND GAS SERVICE OPERATIONS

     The increase in our oil and gas service operations expense was due to high prices paid for purchasing and treating reclaimed oil for resale.

     DEPRECIATION, DEPLETION AND AMORTIZATION OF OIL AND GAS PROPERTIES ("DD&A")

     For the six months ended June 30, 2004, DD&A of our oil and gas properties increased due to certain developmental dry hole costs being added to our amortization base and depleted with the costs of the related property offsets and due to slightly higher production decline rates in the Gulf Coast region. In the first six months of 2004, our DD&A expense on oil and gas properties was calculated at $8.39 per BOE compared to $5.81 per BOE for the first six months of 2003. The decrease in volumes for the 2004 period also contributed to a higher DD&A expense per BOE in 2004.

     DEPRECIATION AND AMORTIZATION OF OTHER ASSETS ("D&A")

     Our change in depreciation and amortization expense related to our other properties and equipment was immaterial.

     PROPERTY IMPAIRMENTS

     The increase in our property impairments for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, was primarily due to increased impairment on capitalized costs of our undeveloped leasehold.

     ASSET RETIREMENT ACCRETION

     Recalculation of our asset retirement obligation lowered our obligation and accretion expense in the first six months of 2004 compared to the first six months of 2003.

     GENERAL AND ADMINISTRATIVE (G&A)

     Our G&A expense for the first half of 2004 compared to the first half of 2003 did not change significantly, but the decrease in volumes from the same periods caused our G&A expense per BOE for the first half of 2004 to increase to $2.22 from $2.03 for the first half of 2003.

     INTEREST EXPENSE

     The increase in our interest expense was due to additional interest on higher average debt balances outstanding under our credit facilities during the six months ended June 30, 2004, compared to the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW FROM OPERATIONS

     Net cash provided by our operating activities for the six months ended June 30, 2004, was $31.6 million, an increase of $3.9 million from $27.7 million provided by our operating activities during the comparable 2003 period. Our cash balance as of June 30, 2004, was $7.8 million, an increase of $5.5 million from our cash balance of $2.3 million held at December 31, 2003.

     DEBT

     Our long-term debt at December 31, 2003, and June 30, 2004, consisted of the following:

                                                       December 31,    June 30,
(Dollars in thousands)                                    2003          2004
                                                       ------------ -------------
10.25% Senior Subordinated Notes due August 1, 2008    $   127,150  $   127,150
Credit Facility due March 31, 2007                         132,900      128,049
Credit Facility due March 31, 2006                               -       25,000
Credit Facility due September 30, 2006                      17,000       15,786
Capital Lease Agreement                                     13,827       12,159
Ford Credit                                                     43           36
                                                       ------------ -------------
Outstanding Debt                                           290,920      308,180
Less Current Portion                                         5,776        5,776
                                                       ------------ -------------
Total Long-Term Debt                                   $   285,144  $   302,404
                                                       ============ =============

CREDIT FACILITY

     On July 21, 2004, the Company executed the Fourth Amendment to the credit Agreement that modified the definitions to delete any reference to CGI. (See
Note 8.)

     On April 14, 2004, we executed the Third Amendment to our secured credit agreement that added a $25.0 million term credit facility that matures on March 31, 2006. The amendment also extended the maturity date of the original facility to March 31, 2007. Borrowings under the term credit facility have margins of 5.5% on LIBOR loans and 3% on prime loans. On April 14, 2004, we drew $25 million on the new term credit facility and paid down the balance of the original revolving credit facility. Borrowings under the revolving credit facility bear interest based on an annual rate equal to the rate at which eurodollar deposits for one, two, three or six months are offered by the lead bank plus an applicable margin ranging from 150 to 250 basis points or the lead bank's reference rate plus an applicable margin ranging from 25 to 50 basis points. The effective rate of interest on our borrowings under our credit facility was 4.2% at June 30, 2004. The borrowing base of our credit facility was $150.0 million on June 30, 2004, and is re-determined semi-annually. Borrowings under our exploration and production credit facility are secured by liens on substantially all of our assets.

     A cash dividend paid to our shareholders on July 19, 2004, was funded with short-term borrowings under our credit facility and we used corporate funds to acquire $7.65 million of our 10-1/4% Senior Subordinated Notes on July 21, 2004. (See Note 8.)

     At August 13, 2004, the outstanding balances were $137.0 million and $25.0 million on the original revolving credit facility and the term loan, respectively.

     On October 22, 2003, our subsidiary, CGI, established a new $35.0 million secured credit facility consisting of a senior secured term loan facility of up to $25.0 million and a senior revolving credit facility of up to $10.0 million. On that date, CGI ceased to be a guarantor of our obligations under our credit agreement. Advances under either facility can be made, at the borrower's election, as reference rate loans or LIBOR rate loans and, with respect to LIBOR loans, for interest periods of one, two, three, or six months. Interest is payable on reference rate loans monthly and on LIBOR loans at the end of the applicable interest period. The principal amount of the term loan facility is to be amortized on a quarterly basis through June 30, 2006, the final payment being due September 30, 2006. The credit agreement contains certain covenants and requires certain quarterly mandatory prepayments of 75% of excess cash flow. The credit facility is secured by a pledge of all of the assets of CGI. At June 30, 2004, the outstanding balance on CGI's credit facility was $15.8 million. On July 21, 2004, but effective May 31, 2004, we sold all of the outstanding capital stock of CGI to our shareholders. Section 4.10 of our indenture requires that within 360 days after the receipt of any net proceeds from any asset sale, we may apply such net proceeds, at our option, in any order or combination, (a) to reduce Senior Debt or Guarantor Senior Debt, (b) to make permitted investments, (c) to make investments in interests in oil and gas businesses or
(d) to make capital expenditures in respect of our Restricted Subsidiaries' oil and gas business. Pending the final application of any such net proceeds, we may temporarily reduce indebtedness under our revolving credit facility or otherwise invest such net proceeds in any manner that is not prohibited by the indenture. We intend to use the proceeds from the sale of the stock of CGI to fund our drilling program for the next six months.

     Our credit agreement contains certain financial and other covenants. At June 30, 2004, we were in compliance with all of the covenants.

CAPITAL EXPENDITURES

     Our 2004 capital expenditures budget, exclusive of acquisitions, is $83.3 million, of which $6.7 million is dedicated to our Cedar Hills Field secondary recovery project. During the six months ended June 30, 2004, we incurred $41.9 million of capital expenditures, compared to $52.7 million during the comparable six- month period of 2003. Of the total $41.9 million of capital expenditures, we expended $27.2 million in exploration and development, $5.0 million on secondary recovery operations, and $5.3 million on leasing. We used the majority of the remaining $4.4 million for additions to our gas gathering systems. The $10.8 million decrease in our capital expenditures during the first six months of 2004 compared to the first six months of 2003 was the result of our completion of the high-pressure air injection project in the Cedar Hills Field in our Rocky Mountain Region. We expect to fund the remainder of our 2004 capital budget through cash flows from operations and borrowings under our credit facility. At August 13, 2004, we had $13.0 million of availability at our credit facility.

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

COMMODITY PRICE EXPOSURE

     NON-TRADING

     We utilize fixed-price contracts, including fixed price basis contracts, collars and floors to reduce exposure to the unfavorable changes in oil and gas prices that are subject to significant and often volatile fluctuation. Under the fixed price physical delivery contracts we receive the fixed price stated in the contract. Under the fixed price basis contracts, the price we receive is determined based on a published regional index price plus or minus a fixed basis. Under the collars and floors, if the market price of crude oil exceeds the ceiling strike price or falls below the floor strike price, then we receive the fixed price ceiling or floor. If the market price is between the floor strike price and the ceiling strike price, we receive market price.

     These contracts allow us to predict with greater certainty the effective oil and gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, we will not benefit from market prices that are higher than the fixed, or ceiling prices in the contracts for hedged production.

     The terms of our credit facility require that at least 50% of our forecasted crude oil production from our exploration and production segment be hedged on a rolling six-month term. At June 30, 2004, we had collars and/or floors in place covering approximately 1.0 million barrels of crude oil representing approximately 50% of our forecasted production through December 30, 2004. At June 30, 2004, we had a mark-to-market unrealized loss of approximately $645,700 on our collar and floor contracts. As such contracts have been designated and qualify as cash flow hedges, the loss has been recorded as a component of Accumulated Other Comprehensive Income at June 30, 2004. The ineffectiveness associated with our cash flow hedging strategy was immaterial.

     Additionally, CGI has executed fixed price forward sales contracts related to our gas gathering, marketing and processing segment on approximately 50,000 MMBtu per month through December 2007. Such contracts have been designated as normal sales under SFAS No. 133 and are therefore not marked to market as derivatives. The volumes under these fixed price forward sales contracts represent approximately 9% of total delivery point volumes and 4% of the overall throughput volumes of the gas gathering, marketing and processing segment.

     The following table summarizes our non-trading contracts in place at June 30, 2004:

                                              2004      2005     2006     2007
                                            -------  --------  -------  -------
Natural Gas Physical Delivery Contracts:
   Contract Volumes (MMBtu)                 300,000  600,000   600,000  600,000
   Weighted  Average Fixed Price per MMBtu  $ 4.83   $ 4.53    $ 4.47   $ 4.49


Crude Oil Basis Contracts:   Contract   Contract
                               Month     Volumes     Price
                             ---------  ---------  ---------
                             Aug 2004   62,000     $  37.72
                             Sep 2004   30,000     $  41.09


Crude Oil Collars and Floors for 2004:     Contract        Weighted-average
                                         Volumes (Bbls)   Fixed Price per Bbl
                                    --------------------  -------------------
     July - Oct, Floor                      602,000           $ 22.00
     Sept - Oct, Floor                      200,000           $ 24.00
     Nov - Dec, Floor                       230,000           $ 24.50
                                    --------------------
                                          1,032,000
                                    ====================

     July - Oct, Ceiling                    460,000           $ 36.00
     Nov - Dec, Ceiling                     230,000           $ 45.00
                                    --------------------
                                            690,000
                                    ====================


     The following table represents our fixed basis contracts in place at June 30, 2004. The price shown below represents the price we would have received based on the current forward crude oil price for the applicable month combined with the fixed basis differential contained in the contract.

      Contract Month    Contract Volumes     Price
      --------------    ----------------    -------
         Aug 2004            62,000         $ 37.72
         Sep 2004            30,000         $ 41.09


     TRADING

     In the first half of 2004, we engaged in certain crude oil trading activities, exclusive of our own production, utilizing fixed price and variable price physical delivery contracts. At June 30, 2004, we had no open trading derivative contracts in place.

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

                                                                                                       June 30,
                                                                                                        2004
(Dollars in thousands)               2004       2005       2006       2007     Thereafter    Total    Fair Value
--------------------------------- ---------- ---------- ---------- ----------- ----------- ---------- -----------
Fixed rate debt:
   Senior subordinated <F1>
     notes
   Principal amount               $      -   $      -   $      -   $       -   $ 119,500   $ 119,500  $ 123,085
   Weighted-average
     interest rate                    10.25%     10.25%     10.25%      10.25%      10.25%
--------------------------------- ---------- ---------- ---------- ----------- ----------- ---------- -----------
Variable rate debt:
   Credit facility-Tranch A <F1>
   Principal amount               $      -   $      -   $      -   $ 128,049   $       -   $ 128,049  $ 128,049
   Weighted-average
     interest rate                     4.2%       4.2%       4.2%        4.2%        4.2%
--------------------------------- ---------- ---------- ---------- ----------- ----------- ---------- -----------
Variable rate debt:
   Credit facility-Tranch B
   Principal amount               $      -   $      -   $ 25,000   $       -   $       -   $  25,000  $  25,000
   Weighted-average
     interest rate                     7.0%       7.0%       7.0%        7.0%        7.0%
--------------------------------- ---------- ---------- ---------- ----------- ----------- ---------- -----------
Variable rate debt:
   Capital lease agreement
   Principal amount               $  1,668   $  3,336   $  3,336   $   3,336   $     483   $  12,159  $  12,159
   Weighted-average
     interest rate                     4.0%       4.0%       4.0%        4.0%        4.0%
--------------------------------- ---------- ---------- ---------- ----------- ----------- ---------- -----------
Variable rate debt:
   Ford Credit agreement
   Principal amount               $      4   $     13   $     11   $       8   $       -   $      36  $      36
   Weighted-average
     interest rate                     5.5%       5.5%       5.5%        5.5%        5.5%
--------------------------------- ---------- ---------- ---------- ----------- ----------- ---------- -----------

<F1>
     The Senior subordinated notes were reduced by $7.65 million purchased by CRI and the credit facility was adjusted for the sale of CGI on July 21, 2004.


ITEM 4. CONTROLS AND PROCEDURES

     The Securities and Exchange Commission rules require that we maintain disclosure controls and procedures to provide reasonable assurance that we are able to record, process, summarize and report the information required in quarterly and annual reports filed under the Securities Exchange Act of 1934. While we believe that our existing disclosure controls and procedures are reasonably adequate to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to maintain ongoing developments in this area.

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

                        DESCRIPTION AND METHOD OF FILING

3.1 Amended and Restated Certificate of Incorporation of Continental Resources, Inc. [3.1](1)

3.2       Amended and Restated Bylaws of Continental Resources, Inc. [3.2](1)

4.1 Fourth Amended and Restated Credit Agreement dated March 28, 2002, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB and Fortis Capital Corp. [10.1](3)

4.1.1 First Amendment to the Revolving Credit Agreement dated June 12, 2003, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB and Fortis Capital Corp. [10.1](4)

4.1.2 Second Amendment to the Revolving Credit Agreement dated October 22, 2003, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB and Fortis Capital Corp. [10.1](5)

4.1.3 Third Amendment to the Revolving Credit Agreement dated April 14, 2004, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB, Fortis Capital Corp., and The Royal Bank of Scotland plc. [10.1](7)

4.1.4 * Fourth Amendment to the Revolving Credit Agreement dated July 21, 2004, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB, Fortis Capital Corp., and The Royal Bank of Scotland plc.

4.2 Indenture dated as of July 24, 1998, between Continental Resources, Inc. as Issuer, the Subsidiary Guarantors named therein and the United States Trust Company of New York, as Trustee. [4.2](1)

10.1      Unlimited Guaranty Agreement dated March 28, 2002. [10.2](3)

10.2 Security Agreement dated March 28, 2002, between Registrant and Guaranty Bank, FSB, as Agent. [10.3](3)

10.3 Stock Pledge Agreement dated March 28, 2002, between Registrant and Guaranty Bank, FSB, as Agent. [10.4](3)

10.4 +    Continental Resources, Inc. 2000 Stock Option Plan. [10.6](2)

10.5 +    Form of Incentive Stock Option Agreement. [10.7](2)

10.6 +    Form of Non-Qualified Stock Option Agreement. [10.8](2)

10.7 Collateral Assignment of Contracts dated March 28, 2002, between Registrant and Guaranty Bank, FSB, as Agent. [10.5](3)

10.8 Stock Purchase Agreement dated July 19, 2004, among the Registrant, Harold Hamm and Bert H. Mackie, as Trustee of the Harold Hamm DST Trust and the Harold Hamm HJ Trust, providing for the sale of all of the outstanding capital stock of Continental Gas, Inc. to the shareholders of the Registrant [10](6)

12.1 *    Statement re computation of ratio of debt to Adjusted EBITDA.

12.2 *    Statement re computation of ratio of earnings to fixed charges.

31.1 * Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2 * Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

--------------------------------------------------------------------------------

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

(3) Filed as an exhibit to current report on Form 8-K dated April 11, 2002. The exhibit number is indicated in brackets and is incorporated herein by reference.

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003. The exhibit number is indicated in brackets and is incorporated herein by reference.

(5) Filed as an exhibit to current report on Form 8-K dated October 22, 2003. The exhibit number is indicated in brackets and is incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's current report on Form 8-K dated August 5, 2004. The exhibit number is indicated in brackets and is incorporated herein by reference.

(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004. The exhibit number is indicated in brackets and is incorporated herein by reference.

     (b)  REPORTS ON FORM 8-K:

          On August 4, 2004, the Registrant filed a current report on Form 8-K to report under Item 2. Acquisition or Disposition of Assets the Registrant's sale of all the issued and outstanding capital stock of Continental Gas, Inc. to the Registrant's shareholders.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CONTINENTAL RESOURCES, INC.

Date: August 13, 2004                By: /S/ ROGER V. CLEMENT
                                         Roger V. Clement
                                         Senior Vice President and Chief
                                         Financial Officer

                                 EXHIBIT INDEX
Exhibit
  No.    Description                             Method of Filing
  ---    -----------                             ----------------
3.1     Amended and Restated Certificate of      Incorporated herein by reference
        Incorporation of Continental Resources,
        Inc.

3.2     Amended and Restated Bylaws of           Incorporated herein by reference
        Continental Resources, Inc.

4.1     Fourth Amended and Restated Credit       Incorporated herein by reference
        Agreement dated March 28, 2002, among
        the Registrant, Union Bank of
        California, N.A., Guaranty Bank, FSB and
        Fortis Capital Corp.

4.1.1   First Amendment to the Revolving Credit  Incorporated herein by reference
        Agreement dated June 12, 2003, among the
        Registrant, Union Bank of California,
        N.A., Guaranty Bank, FSB and Fortis
        Capital Corp.

4.1.2   Second Amendment to the Revolving Credit Incorporated herein by reference
        Agreement dated October 22, 2003, among
        the Registrant, Union Bank of
        California, N.A., Guaranty Bank, FSB and
        Fortis Capital Corp.

4.1.3   Third Amendment to the Revolving Credit  Incorporated herein by reference
        Agreement dated April 14, 2004, among
        the Registrant, Union Bank of
        California, N.A., Guaranty Bank, FSB,
        Fortis Capital Corp., and The Royal Bank of Scotland plc.

4.1.4   Fourth Amendment to the Revolving Credit Filed herewith electronically
        Agreement dated July 21, 2004, among the
        Registrant, Union Bank of California,
        N.A., Guaranty Bank, FSB, Fortis Capital
        Corp., and The Royal Bank of Scotland
        plc.

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

10.1    Unlimited Guaranty Agreement dated March Incorporated herein by reference
        28, 2002.

10.2 Security Agreement dated March 28, 2002, Incorporated herein by reference between Registrant and Guaranty Bank,
        FSB, as Agent.

10.3    Stock Pledge Agreement dated March 28,   Incorporated herein by reference
        2002, between Registrant and Guaranty
        Bank, FSB, as Agent.

10.4    Continental Resources, Inc. 2000 Stock   Incorporated herein by reference
        Option Plan.

10.5    Form of Incentive Stock Option           Incorporated herein by reference
        Agreement.

10.6    Form of Non-Qualified Stock Option       Incorporated herein by reference
        Agreement.

10.7    Collateral Assignment of Contracts dated Incorporated herein by reference
        March 28, 2002, between Registrant and
        Guaranty Bank, FSB, as Agent.

10.8    Stock Purchase Agreement dated July 19,  Incorporated herein by reference
        2004, among the Registrant, Harold Hamm
        and Bert H. Mackie, as Trustee of the
        Harold Hamm DST Trust and the Harold
        Hamm HJ Trust, providing for the sale of all of the outstanding capital stock of Continental Gas, Inc. to the shareholders of the Registrant

12.1    Statement re computation of ratio of     Filed herewith electronically
        debt to Adjusted EBITDA.

12.2    Statement re computation of ratio of     Filed herewith electronically
        earnings to fixed charges.

31.1 Certification pursuant to section 302 of Filed herewith electronically the Sarbanes-Oxley Act of 2002 - Chief
        Executive Officer

31.2 Certification pursuant to section 302 of Filed herewith electronically the Sarbanes-Oxley Act of 2002 - Chief
        Financial Officer