Form 10-Q
period 2004-09-30
CONTINENTAL RESOURCES INC
filed 2004-11-15
CIK 732834

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from __________to _________

                        Commission File Number: 333-61547

                           CONTINENTAL RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


            Oklahoma                                     73-0767549
-------------------------------                     --------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification No.)


302 N. Independence, Suite 1500, Enid, Oklahoma             73701
-----------------------------------------------           ----------
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

           Class                          Outstanding as of November 15, 2004
----------------------------              -----------------------------------
Common Stock, $.01 par value                      14,368,919 shares

                                TABLE OF CONTENTS


                          PART I. Financial Information

ITEM 1.  Financial Statements
                Condensed Consolidated Balance Sheets.......................4
                Condensed Consolidated Income Statements....................5
                Condensed Consolidated Statements of Cash Flows.............7
                Notes to Condensed Consolidated Financial Statements........8
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................19
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk........28
ITEM 4.  Controls and Procedures...........................................30

                           PART II. Other Information

ITEM 1.  Legal Proceedings.................................................30
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......30
ITEM 3.  Defaults Upon Senior Securities...................................30
ITEM 4.  Submission of Matters to a Vote of Security Holders...............30
ITEM 5.  Other Information.................................................30
ITEM 6.  Exhibits..........................................................31

Signatures.................................................................32

Certifications Pursuant to Item 302 of the Sarbanes-Oxley Act of 2002......33

                          PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                                CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Dollars in thousands)
                                                               December 31,           September 30,
                           Assets                                 2003                     2004
                                                         ------------------------ ------------------------
Current assets:                                                                        (Unaudited)
  Cash and cash equivalents                              $            2,277  $           13,991
  Accounts receivable:
    Oil and gas sales                                                19,035              25,314
    Joint interest and other, net                                    13,577               8,266
  Inventories                                                         5,465               4,857
  Prepaid expenses                                                      336               1,195
  Fair value of derivative contracts                                    151                 406
                                                         ------------------- -------------------
    Total current assets                                             40,841              54,029

Property and equipment, at cost:
  Oil and gas properties, based on
    successful efforts accounting                                   601,325             650,094
  Gas gathering and processing facilities                            49,600                 748
  Service properties, equipment and other                            19,515              18,697
                                                         ------------------- -------------------
    Total property and equipment                                    670,440             669,539
  Less accumulated depreciation,
    depletion and amortization                                      231,008             249,155
                                                         ------------------- -------------------
    Net property and equipment                                      439,432             420,384

Other assets:
  Debt issuance costs, net                                            4,707               4,755
  Other assets                                                            8                   4
                                                         ------------------- -------------------
    Total other assets                                                4,715               4,759
                                                         ------------------- -------------------
      Total assets                                       $          484,988  $          479,172
                                                         =================== ===================

            Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                       $           27,950  $           18,507
  Current portion of long-term debt                                   5,776               3,348
  Revenues and royalties payable                                      8,250              10,443
  Accrued liabilities:
    Interest                                                          6,312               6,313
    Other                                                             7,212               2,473
  Fair value of derivative contracts                                    640               1,208
                                                         ------------------- -------------------
    Total current liabilities                                        56,140              42,292

Long-term debt, net of current portion                              285,144             289,560
Asset retirement obligation                                          26,608              27,167
Other noncurrent liabilities                                            164                 171

Stockholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares

    authorized, no shares issued and outstanding                          -                   -
  Common stock, $0.01 par value, 20,000,000 shares
    authorized, 14,368,919 shares issued and outstanding                144                 144
  Additional paid-in-capital                                         25,087              25,087
  Retained earnings                                                  92,190              95,956
  Accumulated other comprehensive income                               (489)             (1,205)
                                                         ------------------- -------------------
    Total stockholders' equity                                      116,932             119,982
                                                         ------------------- -------------------
      Total liabilities and stockholders' equity         $          484,988  $          479,172
                                                         =================== ===================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED INCOME STATEMENTS
                                            (Unaudited)
                             (Dollars in thousands, except share data)
                                                               Three Months Ended September 30,
                                                               --------------------------------
                                                                    2003           2004
                                                               -------------- ---------------
Revenues:                                                        (restated)
  Oil and gas sales                                              $ 34,350        $ 47,900
  Crude oil marketing and trading                                  39,698          46,422
  Change in derivative fair value                                     519               -
  Oil and gas service operations                                    2,291           2,904
                                                                 --------------- ---------------
    Total revenues                                                 76,858          97,226

Operating costs and expenses:
  Production                                                       10,127          10,328
  Production taxes                                                  2,551           3,196
  Exploration                                                       3,495           3,970
  Crude oil marketing and trading                                  39,002          46,056
  Oil and gas service operations                                    1,445           1,701
  Depreciation, depletion and amortization of oil and gas
    properties                                                      8,134           7,224
  Depreciation and amortization of other property and equipment       368             352
  Property impairments                                              1,309           5,363
  Asset retirement obligation accretion                               341             264
  General and administrative                                        2,219           2,763
                                                                 --------------- ---------------
    Total operating costs and expenses                             68,991          81,217

    Operating income                                                7,867          16,009

Other income (expense):
  Interest income                                                      24              21
  Interest expense                                                 (4,899)         (5,369)
  Other income, net                                                    13             598
  Gain (loss) on disposition of assets                                 90             (38)
                                                                 --------------- ---------------
    Total other income (expense)                                   (4,772)         (4,788)
                                                                 --------------- ---------------

Income from continuing operations                                $  3,095        $ 11,221
Income (loss) from discontinued operations                            (63)            119
Loss on sale of discontinued operations                                 -            (632)
                                                                 --------------- ---------------
    Net income                                                   $  3,032        $ 10,708
                                                                 =============== ===============

Basic earnings per common share
  Income from continuing operations                              $  0.22         $  0.78
  Income from discontinued operations                            $     -         $  0.01
  Loss on sale of discontinued operations                        $     -         $ (0.04)
                                                                 --------------- ---------------
Basic                                                            $  0.22         $  0.75
                                                                 =============== ===============

Diluted earnings per common share
  Income from continuing operations                              $  0.21         $  0.78
  Income from discontinued operations                            $     -         $  0.01
  Loss on sale of discontinued operations                              -         $ (0.05)
                                                                 --------------- ---------------
Diluted                                                          $  0.21         $  0.74
                                                                 =============== ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED INCOME STATEMENTS
                                                  (Unaudited)
                                    (Dollars in thousands, except share data)
                                                                              Nine Months Ended September 30,
                                                                            ------------------------------------
                                                                               2003                2004
                                                                            ------------------------------------
Revenues:                                                                   (restated)
  Oil and gas sales                                                         $ 103,419           $ 124,130
  Crude oil marketing and trading                                             120,046             158,733
  Change in derivative fair value                                                 926                 404
  Oil and gas service operations                                                6,596               7,627
                                                                            ------------------  ------------------
    Total revenues                                                            230,987             290,894

Operating costs and expenses:
  Production                                                                   29,882              30,955
  Production taxes                                                              7,586               8,414
  Exploration                                                                   7,548               9,278
  Crude oil marketing and trading                                             118,878             158,645
  Oil and gas service operations                                                4,178               5,071
  Depreciation, depletion and amortization of oil and gas properties           23,350              27,281
  Depreciation and amortization of other property and equipment                 1,436               1,052
  Property impairments                                                          3,861               9,062
  Asset retirement obligation accretion                                         1,045                 788
  General and administrative                                                    7,176               7,552
                                                                            ------------------  ------------------
    Total operating costs and expenses                                        204,940             258,098


    Operating income                                                           26,047              32,796

Other income (expense):
  Interest income                                                                  81                  60
  Interest expense                                                            (14,685)            (15,725)
  Other income, net                                                                60                 629
  Gain (loss) on disposition of assets                                            367                (141)
                                                                            ------------------  ------------------
    Total other income (expense)                                              (14,177)            (15,177)
                                                                            ------------------  ------------------

Income from continuing operations                                              11,870              17,619
  Discontinued operations                                                       2,242               1,680
  Loss on sale of discontinued operations                                           -                (632)
                                                                            ------------------  ------------------
Income before change in accounting principle                                   14,112              18,667

  Cumulative effect of change in accounting principle                             273                   -
                                                                            ------------------  ------------------

    Net income                                                              $  14,385           $  18,667
                                                                            ==================  ==================
Basic earnings per common share:
  From continuing operations                                                $  0.83             $  1.23
  From discontinued operations                                              $  0.16             $  0.11
  Loss on sale of discontinued operations                                   $     -             $ (0.04)
                                                                            ------------------  ------------------
  Before cumulative effect of change in accounting principle                $  0.99             $  1.30
  Cumulative effect of change in accounting principle                       $  0.02             $     -
                                                                            ------------------  ------------------
Basic                                                                       $  1.01             $  1.30
                                                                            ==================  ==================
Diluted earnings per common share:
  From continuing operations                                                $  0.82             $  1.22
  From discontinued operations                                              $  0.16             $  0.11
  Loss on sale of discontinued operations                                   $     -             $ (0.04)
                                                                            ------------------  ------------------
  Before cumulative effect of change in accounting principle                $  0.98             $  1.29
  Cumulative effect of change in accounting principle                       $  0.02             $     -
                                                                            ------------------  ------------------
Diluted                                                                     $  1.00             $  1.29
                                                                            ==================  ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited) (Dollars in thousands)
                                                               Nine Months Ended September 30,
                                                             ----------------------------------
                                                                  2003               2004
                                                             ----------------  ----------------
Cash flows from operating activities:                          (restated)
  Net income                                                    $ 14,385          $ 18,667
Adjustments to reconcile net income to net cash
    provided by operating activities-
  Depreciation, depletion and amortization                        26,953            30,346
  Accretion of asset retirement obligation                         1,055               788
  Impairment of properties                                         3,861             9,062
  Change in derivative fair value                                   (926)             (404)
  Amortization of debt issuance costs                              1,190             1,290
  (Gain) loss on disposition of assets                              (359)            1,066
  Change in accounting principle                                  (2,162)                -
  Dry hole costs                                                   4,834             7,153
Cash provided by (used in) changes in assets and liabilities-
  Accounts receivable                                             (6,790)             (969)
  Inventories                                                       (202)              608
  Prepaid expenses                                                   312              (859)
  Accounts payable                                                 7,360            (9,442)
  Revenues and royalties payable                                   1,594             2,193
  Accrued liabilities and other                                   (2,359)           (4,737)
  Other noncurrent liabilities                                        39                12
                                                                ----------------  ----------------
    Net cash provided by operating activities                     48,785            54,774

Cash flows from investing activities:
  Exploration and development                                    (79,425)          (56,686)
  Gas gathering and processing facilities and service
    properties, equipment and other                              (16,529)            3,364
  Purchase of oil and gas properties                                (101)             (627)
  Proceeds from disposition of assets                              4,768            22,710
                                                                ----------------  ----------------
    Net cash used in investing activities                        (91,287)          (31,239)

Cash flows from financing activities:
  Proceeds from line of credit and other debt                     46,062            12,149
  Repayment of debt                                               (2,956)           (7,732)
  Dividend to stockholders                                             -           (14,900)
  Paid-in capital                                                      -                 -
  Debt issuance costs                                               (125)           (1,338)
                                                                ----------------  ----------------
    Net cash provided by financing activities                     42,981           (11,821)

Net increase in cash                                                 479            11,714

Cash and cash equivalents, beginning of year                       2,520             2,277
                                                                ----------------  ----------------

Cash and cash equivalents, end of period                        $  2,999          $ 13,991
                                                                ================  ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CONTINENTAL RESOURCES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   CONTINENTAL RESOURCES, INC.'S FINANCIAL STATEMENTS:

     Organization

     In the opinion of management of Continental Resources, Inc., or CRI, or the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2004, and the results of operations for the three and nine months ended September 30, 2003 and 2004, and cash flows for the nine months ended September 30, 2003 and 2004. Such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements for the interim periods presented do not contain all information required by accounting principles generally accepted in the United States. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     The Company is an S-Corporation under Subchapter S of the Internal Revenue Code. As a result, income taxes, if any, will be payable by the shareholders of the Company.

     Recent Accounting Standards

     In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method and the liability should be accreted to its estimated amount. The primary impact of this standard relates to oil and gas wells on which the Company has a legal obligation to plug and abandon the wells. The Company adopted SFAS No. 143 on January 1, 2003, that originally resulted in a cumulative effect adjustment of a $4.1 million increase in net income.

     SFAS No. 143 requires the Company to make certain estimates, including estimates related to the future plugging costs of wells, the future salvage value of equipment, and estimated life of the Company's wells. In the fourth quarter of 2003, the Company made certain adjustments to its assumptions used in its initial SFAS No. 143 estimates to better reflect its future plugging costs and future salvage values. These changes resulted in a decrease in the cumulative effect adjustment from the $4.1 million originally reported during the quarter ended March 31, 2003, to $2.2 million. The following table details the amounts originally reported for the nine months ended September 30, 2003, compared to the current restated amount:

                                                                       Nine Months Ended
                                                                      September 30, 2003
                                                          --------------------------------------------
(Dollars in thousands, except share data)                  Originally Reported        Restated
-------------------------------------------------------------------------------- ----------------------
Net income before change in accounting principle           $12,223               $12,223
Cumulative effect of change in accounting principle
  of continuing operations                                   1,953                   273
Cumulative effect of change in accounting principle
  of discontinued operations                                 2,137                 1,889
                                                          ---------------------- ----------------------
Net income                                                 $16,313               $14,385

Basic earnings per share                                   $ 1.14                $ 1.01
Diluted earnings per share                                 $ 1.13                $ 1.00

     The following table shows the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation:

                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                September 30,
                                                          ----------------------------  --------------------------
(Dollars in thousands, except share data)                     2003          2004           2003         2004
                                                            ----------   -----------   -----------   ----------
Net Income on continuing operations                         $   3,148    $   11,221    $   11,870    $   17,619
Net income on discontinued operations                            (116)          119         2,242         1,680
Loss of sale of discontinued operations                             -          (632)            -          (632)
Cumulative effect of change in accounting principle                 -             -           273             -
                                                            ---------    ----------    ----------    ----------
Net Income, as reported                                     $   3,032    $   10,708    $   14,385    $   18,667

Deduct:
  Total stock-based compensation expense determined
  under fair value based method for all awards
  relating to continuing operations                               (41)          (54)         (125)         (161)

  Total stock-based compensation expense determined
  under fair value based method for all awards
  relating to discontinued operations                              (8)          (10)          (23)          (29)
                                                            ---------    ----------    ----------    ----------
  Pro Forma, net income                                     $   2,983    $   10,644    $   14,237    $   18,477
                                                            =========    ==========    ==========    ==========
Basic earnings from continuing operations for common
  stockholders per common share:
  As reported                                               $  0.22      $  0.78       $  0.83       $  1.23
  Pro forma                                                 $  0.21      $  0.78       $  0.82       $  1.21
Diluted earnings from continuing operations
for common stockholders per common share:
  As reported                                               $  0.21      $  0.78       $  0.82       $  1.22
  Pro forma                                                 $  0.21      $  0.77       $  0.81       $  1.21
Basic earnings for common stockholders
per common share:
  As reported                                               $  0.22      $  0.75       $  1.01       $  1.30
  Pro forma                                                 $  0.21      $  0.74       $  0.99       $  1.29
Diluted earnings for common stockholders
per common share:
  As reported                                               $  0.21      $  0.74       $  1.00       $  1.29
  Pro forma                                                 $  0.21      $  0.74       $  0.98       $  1.28

2.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS:

     On July 19, 2004, the Company paid a cash dividend of $14.9 million to its shareholders.

     On July 21, 2004, the Company completed the sale of all of the outstanding stock in CGI to the Company's shareholders, (the "Buyers") for $22.6 million in cash. The sales price was representative of the fair value of the net assets based on an appraisal by an independent third party who also provided the Company with an opinion of the fairness from a financial point of view, of the sale of CGI to the Buyers. The CGI assets included seven gas gathering systems, three gas-processing plants, and approximately 750 miles of gas gathering lines. These assets represented the entire gas gathering, marketing and processing segment of the Company.

     The assets and liabilities of CGI included within the related discontinued operations are as follows (dollars in thousands):

                                                                July 21
                                                                 2004
                                                                -------
Cash                                                            $ 1,681
Accounts receivable                                               9,592
Inventories                                                         153
Prepaid expenses                                                      4
                                                                -------
  Total current assets of discontinued operations               $11,430

Property and equipment, net                                     $38,894
Other noncurrent assets                                             225
                                                                -------
  Total noncurrent assets of discontinued operations            $39,119
                                                                -------

    Total assets                                                $50,549
                                                                =======

Accounts Payable                                                $10,566
Current portion of long-term debt                                 2,429
Accrued expense and other current liabilities                        92
                                                                -------
  Total current liabilities of discontinued                     $13,087

Long-term debt, net of current portion                          $13,357
Other noncurrent liabilities                                        377
                                                                -------
  Total noncurrent liabilities of discontinued operations       $13,734

  Stockholder's equity                                          $23,728
                                                                -------
    Total liabilities and stockholder's equity                  $50,549
                                                                =======

     The results of operations of CGI prior to its disposition are included within income from discontinued operations in the following periods (dollars in thousands):

                          Three Months Ended                 Nine Months Ended
                             September 30,                     September 30,
                         2003            2004              2003            2004
                       ---------       ---------         ---------       --------
Revenues               $ 23,407        $  6,057          $ 51,767        $ 50,956

Net Income (Loss)           (63)           (513)            2,242           1,048


     CGI operations are reported through July 21, 2004, the date of the sale of the CGI stock. The loss on disposition of discontinued operations was $632,000.

3.   LONG-TERM DEBT:

     Long-term debt as of December 31, 2003, and September 30, 2004, consisted of the following:

                                                   December 31,     September 30,
                                                      2003             2004
(Dollars in thousands)                             ------------     -------------
10.25% Senior Subordinated Notes due Aug.1, 2008   $127,150         $119,500
Credit Facility due March 31, 2007                  132,900          137,049
Credit Facility due March 31, 2006                        -           25,000
Credit Facility due September 30, 2006               17,000                -
Capital Lease Agreement                              13,827           11,325
Ford Credit                                              43               34
                                                   ------------     -------------
Outstanding Debt                                    290,920          292,908
Less Current Portion                                  5,776            3,348
                                                   ------------     -------------
Total Long-Term Debt                               $285,144         $289,560
                                                   ============     =============

     On March 31, 2002, the Company entered into a Fourth Amended and Restated Credit Agreement (the "Credit Agreement") providing for a $175.0 million senior secured revolving credit facility with a borrowing base of $150.0 million. Borrowings under the Credit Agreement are secured by liens on all oil and gas properties and associated assets of the Company. Borrowings under the Credit Agreement bear interest, payable quarterly, at (a) a rate per annum equal to the rate at which eurodollar deposits for one, two, three or six months are offered by the lead bank plus a margin ranging from 150 to 250 basis points, or (b) at the lead bank's reference rate plus an applicable margin ranging from 25 to 50 basis points. At September 30, 2004, the lead bank's reference rate plus margins on the revolving credit facility was 3.96%. The Company paid approximately $2.2 million in debt issuance fees for the credit facility, which have been capitalized as other assets and are being amortized on a straight-line basis over the life of the Credit Agreement. The credit facility maturity date was extended on April 14, 2004, to March 31, 2007. At November 15, 2004, the outstanding balance under the revolving loan facility of the Credit Agreement was $137.0 million.

     On October 22, 2003, the Company executed the Second Amendment to the Credit Agreement and CGI was removed as a guarantor of the Company's obligations under the Credit Agreement. The borrowing base under the Second Amendment to the Credit Agreement was revised to $145.0 million and $17.0 million funded by CGI as disclosed below reduced the outstanding balance.

     On April 14, 2004, the Company executed the Third Amendment to the Credit Agreement that provided for the addition of a term facility in an amount up to $25.0 million that matures on March 31, 2006. The amendment increased the borrowing base to $150.0 million. Borrowings under the term facility have margins of 5.5% on LIBOR loans and 3% on reference rate loans. On April 14, 2004, the Company drew $25.0 million on the term facility and paid down the balance of the revolving credit facility. At September 30, 2004, the lead bank's reference rate plus margins on this term credit facility was 7.25%. At November 15, 2004, the outstanding balance on the term loan was $25.0 million.

     On July 21, 2004, the Company executed the Fourth Amendment to the Credit Agreement that modified the definitions to delete any reference to CGI.

     On October 22, 2003, CGI entered into a new $35.0 million secured credit facility consisting of a senior secured term loan facility of up to $25.0 million, and a senior revolving credit facility of up to $10.0 million. The initial advance under the term loan facility was $17.0 million, which CGI paid to CRI who used the payment to reduce the outstanding balance on CRI's credit facility. No funds were initially advanced under the revolving loan facility. At September 30, 2004, CRI was not a guarantor and had no obligation under the CGI credit facility. On July 21, 2004, CRI sold all of the outstanding capital stock of CGI, to CRI's shareholders for $22.6 million in cash. The sales price was representative of the fair value of the net assets based on an appraisal by an independent third party who also provided the Company with an opinion of the fairness from a financial point of view, of the sale of CGI. The CGI assets included seven gas gathering systems, three gas-processing plants, and approximately 750 miles of gas gathering lines. These assets represented the Company's entire gas gathering, marketing and processing segment.

     On September 3, 2004, the Company executed the Fifth Amendment to the Credit Agreement that contained a one-time waiver of the requirement to comply with the hedging covenant set forth in Section 5.35 of the Credit Agreement, which states, the Company should maintain hedge agreements for at least 50% of the oil estimated to be produced during the ensuing six-month period, on a rolling six-month basis. The waiver is effective only until the earlier of: (i) the date on which the Administrative Agent, on behalf of the Required Banks, provides the Company written notice that the covenant set forth in Section 5.35 is to be reinstated and (ii) the last business day of any period of ten (10) consecutive business days during which the 6-month NYMEX strip price for light, sweet crude oil has averaged less than or equal to $30.00 per barrel.

4.   DERIVATIVE CONTRACTS:

     The Company utilizes derivative contracts, consisting primarily of fixed price physical delivery contracts, fixed price basis contracts, collars and floors to reduce its exposure to unfavorable changes in oil and gas prices that are subject to significant and often volatile fluctuation. Under fixed price physical delivery contracts, the Company receives the fixed price stated in the contract. Under the fixed price basis contracts, the price the Company receives is determined based on a published index price plus or minus a fixed basis. Under collars and floors, if the market price of crude oil exceeds the ceiling strike price or falls below the floor strike price, then the Company receives the fixed price ceiling or floor. If the market price is between the floor strike price and the ceiling strike price, the Company receives market price.

     The Company has designated its fixed price physical delivery contracts and fixed price basis contracts as "normal sales" contracts under SFAS No. 133, Accounting for Derivative and Hedging Activities and are therefore not marked to market as derivatives. The Company's collars and floors have been designated as cash flow hedges under SFAS No. 133 and are being accounted for accordingly. At September 30, 2004, the Company had no fixed price physical delivery contracts in place. The following table summarizes the Company's collars and floors in place at September 30, 2004:

Crude Oil Collars and Floors for 2004:         Contract       Weighted-average
                                            Volumes (Bbls)   Fixed Price per Bbl
                                          ----------------   ------------------
    Oct Floor                                      116,000       $ 22.00
    Oct Floor                                      100,000       $ 24.00
    Nov - Dec, Floor                               230,000       $ 24.50
                                          -----------------
                                                   446,000
                                          =================
    Oct Ceiling                                    100,000       $ 36.00
    Nov - Dec, Ceiling                             230,000       $ 45.00
                                          -----------------
                                                   330,000
                                          =================


     The Company engages in a series of contracts in order to exchange its crude oil production in the Rocky Mountain area for equal quantities of crude oil located at Cushing, Oklahoma. Such activity enables the Company to take advantage of better pricing and reduce the Company's credit risk associated with its first purchaser. This purchase and sale activity is presented gross in the accompanying income statement as crude oil marketing revenues and expenses under the guidance provided by Emerging Issues Task Force Consensus 99-19, Reporting Revenues Gross as a Principal and Net as an Agent. Additionally, in the first quarter of 2004, the Company engaged in certain crude oil trading activities, exclusive of its own production, utilizing fixed price and variable priced physical delivery contracts. The Company's derivatives associated with this activity are being marked to market with all changes in fair value being recorded in the income statement under the accounting prescribed by SFAS No. 133, Accounting for Derivative and Hedging Activities. At September 30, 2004, the Company had closed its open trading positions, resulting in a gain of $404,100 on such contracts.

5.   ASSET RETIREMENT OBLIGATIONS:

     Asset retirement obligations include plugging, abandonment, decommission and remediation costs, which are included in property and equipment.

     The following is reconciliation at September 30, 2004, of the asset retirement obligation liability (dollars in thousands):


                                                                  2003         2004
                                                            -------------   ------------
                                                              (restated)
Asset Retirement Obligation liability at January 1,         $   23,966      $   26,608
Asset Retirement Obligation accretion expense                    1,055             797
Plus:  Additions for new assets                                  1,807             418
Less: Plugging costs and sold assets                              (777)           (656)
                                                            -------------   ------------
  Asset Retirement Obligation liability at September 30,    $   26,051      $   27,167
                                                            =============   ============

6.   EARNINGS PER SHARE:

     Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised, using the treasury stock method of calculation. The weighted-average number of shares used to compute basic earnings per common share was 14,368,919 for the three and nine months ended September 30, 2003 and 2004. The weighted-average number of shares used to compute diluted earnings per share was 14,463,210 for the three and nine months ended September 30, 2003, and 14,439,053 for the three and nine months ended September 30, 2004.

7.   GUARANTOR SUBSIDIARIES:

     The Company's wholly owned subsidiaries, Continental Resources of Illinois, Inc. (CRII), and Continental Crude Co. (CCC), have guaranteed the Company's obligations under its outstanding 10 1/4% Senior Subordinated Notes due August 1, 2008. CCC has not engaged in any business activities since its inception. The following is a summary of the condensed consolidating balance sheets of the Company and its guarantor subsidiaries as of December 31, 2003, and September 30, 2004, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2003, and 2004.

As of December 31, 2003                     Condensed Consolidating Balance Sheet
--------------------------------------------------------------------------------------------
($ in thousands)              Guarantor
                             Subsidiaries       Parent       Eliminations       Consolidated
                             ----------------------------------------------------------------
Current Assets               $ 11,162         $ 44,428         $(14,749)         $ 40,841
Property and Equipment         58,826          380,606                -           439,432
Other Assets                      281            4,448              (14)            4,715
                             --------         --------         --------          --------
  Total Assets               $ 70,269         $429,482         $(14,763)         $484,988

Current Liabilities          $ 18,512         $ 44,694         $ (7,066)         $ 56,140
Long-Term Debt                 22,286          270,541           (7,683)          285,144
Other Liabilities               4,943           21,829                -            26,772
Stockholders' Equity           24,528           92,418              (14)          116,932
                             --------         --------         --------          --------
  Total Liabilities and
  Stockholders' Equity       $ 70,269         $429,482         $(14,763)         $484,988
                             ========         ========         ========          ========


As of September 30, 2004                   Condensed Consolidating Balance Sheet
---------------------------------------------------------------------------------------------
($ in thousands)              Guarantor
                             Subsidiaries       Parent       Eliminations       Consolidated
                             ----------------------------------------------------------------
Current Assets               $  4,340         $ 62,388         $(12,699)         $ 54,029
Property and Equipment         17,874          402,510                -           420,384
Other Assets                        3            4,759               (3)            4,759
                             --------         --------         --------          --------
  Total Assets               $ 22,217         $469,657         $(12,702)         $479,172

Current Liabilities          $  4,045         $ 41,549         $ (3,302)         $ 42,292
Long-Term Debt                  9,419          289,538           (9,397)          289,560
Other Liabilities               4,703           22,635                -            27,338
Stockholders' Equity            4,050          115,935               (3)          119,982
                             --------         --------         --------          --------
  Total Liabilities and
    Stockholders' Equity     $ 22,217         $469,657         $(12,702)         $479,172
                             ========         ========         ========          ========


For the Three Months
Ended September 30, 2003                  Condensed Consolidating Income Statement
---------------------------------------------------------------------------------------------
($ in thousands)              Guarantor
                             Subsidiaries       Parent       Eliminations       Consolidated
                             ----------------------------------------------------------------
Total Revenue                $  3,158         $ 73,700         $      -          $ 76,858
Operating Expense              (2,725)         (66,266)               -           (68,991)
Other Expense                    (293)          (4,479)               -            (4,772)
                             --------         --------         --------          --------
  Net Income from continuing
    operations                    140            2,955                -             3,095
  Net Income from discontinued
    operations                    (63)               -                -               (63)
                             --------         --------         --------          --------
  Net Income                 $     77         $  2,955         $      -          $  3,032
                             ========         ========         ========          ========


For the Three Months
Ended September 30, 2004                  Condensed Consolidating Income Statement
---------------------------------------------------------------------------------------------
($ in thousands)              Guarantor
                             Subsidiaries       Parent       Eliminations       Consolidated
                             ----------------------------------------------------------------
Total Revenue                $  3,863         $ 93,363         $      -          $ 97,226
Operating Expense              (2,473)         (78,744)               -           (81,217)
Other Expense                    (155)          (4,633)               -            (4,788)
                             --------         --------         --------          --------
  Net Income from continuing
    operations                  1,235            9,986                -            11,221
  Net Income from discontinued
    operations                    119                -                -               119
  Loss on sale of discontinued
    operations                   (632)               -                -              (632)
                             --------         --------         --------          --------
  Net Income                 $    722         $  9,986         $      -          $ 10,708
                             ========         ========         ========          ========


For the Nine Months Ended
September 30, 2003                   Condensed Consolidating Income Statement
---------------------------------------------------------------------------------------------
($ in thousands)              Guarantor
                             Subsidiaries       Parent       Eliminations       Consolidated
                             ----------------------------------------------------------------
Total Revenue                $ 10,224         $220,763         $      -          $230,987
Operating Expense              (7,366)        (197,574)               -          (204,940)
Other Expense                    (847)         (13,330)               -           (14,177)
Cumulative Effect of Change
  in Accounting Principle      (1,939)           2,212                -               273
                             --------         --------         --------          --------
  Net Income from continuing
    operations                     72           12,071                -            12,143
  Net Income from discontinued
    operations                  2,242                -                -             2,242
                             --------         --------         --------          --------
  Net Income                 $  2,314         $ 12,071         $      -          $ 14,385
                             ========         ========         ========          ========


For the Nine Months Ended
September 30, 2004                   Condensed Consolidating Income Statement
---------------------------------------------------------------------------------------------
($ in thousands)              Guarantor
                             Subsidiaries       Parent       Eliminations       Consolidated
                             ----------------------------------------------------------------
Total Revenue                $ 10,890         $280,004         $      -          $290,894
Operating Expense              (7,245)        (250,853)               -          (258,098)
Other Expense                    (421)         (14,756)               -           (15,177)
                             --------         --------         --------          --------
  Net Income from continuing
    operations                  3,224           14,395                -            17,619
  Net Income from discontinued
    operations                  1,680                -                -             1,680
  Loss on sale of discontinued
    operations                   (632)               -                -              (632)
                             --------         --------         --------          --------
  Net Income                 $  4,272         $ 14,395         $      -          $ 18,667
                             ========         ========         ========          ========


For the Nine Months Ended
September 30, 2003                 Condensed Consolidated Cash Flows Statements
---------------------------------------------------------------------------------------------
($ in thousands)              Guarantor
                             Subsidiaries       Parent       Eliminations       Consolidated
                             ----------------------------------------------------------------
Cash Flows From Operating
  Activities                 $  7,357         $ 74,104         $(32,676)         $ 48,785
Cash Flows From Investing
  Activities                  (16,878)         (74,409)               -           (91,287)
Cash Flows From Financing
  Activities                    9,924           33,057                -            42,981
                             --------         --------         --------          --------
Net Increase (Decrease) in
  Cash                            403           32,752          (32,676)              479
Cash at Beginning of Period       456            2,064                -             2,520
                             --------         --------         --------          --------
Cash at End of Period        $    859         $ 34,816         $(32,676)         $  2,999
                             ========         ========         ========          ========


For the Nine Months Ended
September 30, 2004                 Condensed Consolidated Cash Flow Statements
---------------------------------------------------------------------------------------------
($ in thousands)              Guarantor
                             Subsidiaries       Parent       Eliminations       Consolidated
                             ----------------------------------------------------------------
Cash Flow From Operating
  Activities                 $  9,710         $ 47,028         $ (1,964)         $ 54,774
Cash Flow From Investing
  Activities                    7,948          (39,187)               -           (31,239)
Cash Flow From Financing
  Activities                  (16,326)           2,541            1,964           (11,821)
                             --------         --------         --------          --------
Net Increase in Cash            1,332           10,382                -            11,714
Cash at Beginning of Period       702            1,575                -             2,277
                             --------         --------         --------          --------
Cash at End of Period        $  2,034         $ 11,957         $      -          $ 13,991
                             ========         ========         ========          ========


8.   BUSINESS SEGMENTS:

    As a result of the sale of CGI, the Company's only reportable segment pursuant to Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure About Segments of an Enterprise and Related Information, is exploration and production. The gas gathering, marketing and processing segment is presented as discontinued operations. The Company's reportable business segments were identified based on the differences in products or services provided. Revenues from the exploration and production segment are derived from the production and sale of crude oil and natural gas. Revenues from the gas gathering, marketing and processing segment came from the transportation and sale of natural gas and natural gas liquids at retail. The accounting policies of the segments are the same. Financial information by operating segment is presented below:

                                              Exploration
           For the Three Months Ended            and          Discontinued
               September 30, 2003             Production       Operations     Intersegment     Total
-------------------------------------------   ------------    -----------     ------------    ----------
             (Dollars in thousands)
REVENUES:
Oil and gas sales                             $  34,350       $       -       $       -       $  34,350
Crude oil marketing and trading                  39,698               -               -          39,698
Change in derivative fair value                     519               -               -             519
Gas gathering, marketing and processing               -          23,407            (123)         23,284
Oil and gas service operations                    2,291               -               -           2,291
                                              ---------       ---------       ---------       ---------
    Total revenues                            $  76,858       $  23,407       $    (123)      $ 100,142

OPERATING COSTS AND EXPENSES:
Production expenses                              10,127               -               -          10,127
Production taxes                                  2,551               -               -           2,551
Exploration                                       3,495               -               -           3,495
Crude oil marketing and trading                  39,002               -               -          39,002
Gas gathering, marketing and processing               -          22,198            (123)         22,075
Oil and gas service operations                    1,445               -               -           1,445
Depreciation, depletion and amortization of
  oil and gas properties                          8,134               -               -           8,134
Depreciation and amortization of
  other property and equipment                      368             856               -           1,224
Property impairments                              1,309               -               -           1,309
Asset retirement accretion                          341               5               -             346
General and administrative                        2,219             236               -           2,455
                                              ---------       ---------       ---------       ---------
  Total operating costs and expenses          $  68,991       $  23,295       $    (123)      $  92,163

  Total operating income                      $   7,867       $     112       $       -       $   7,979

OTHER INCOME (EXPENSE):
Interest income                                     477               2            (454)             25
Interest expense                                 (5,352)           (177)            454          (5,075)
Other income, net                                    13               -               -              13
Gain on disposition of assets                        90               -               -              90
                                              ---------       ---------       ---------       ---------
  Total other income (expense)                $  (4,772)      $    (175)      $       -       $  (4,947)

Net income (loss)                             $   3,095       $     (63)      $       -       $   3,032
                                              =========       =========       =========       =========

Total assets                                  $ 450,362       $  49,389       $ (14,763)      $ 484,988
                                              =========       =========       =========       =========
Capital expenditures                          $  29,974       $  13,353       $       -       $  43,327
                                              =========       =========       =========       =========


                                              Exploration
           For the Three Months Ended            and          Discontinued
               September 30, 2003             Production       Operations     Intersegment     Total
-------------------------------------------   ------------    -----------     ------------    ----------
             (Dollars in thousands)
REVENUES:
Oil and gas sales                             $  47,900       $       -       $       -       $  47,900
Crude oil marketing and trading                  46,422               -               -          46,422
Change in derivative fair value                       -               -               -               -
Gas gathering, marketing and processing               -           6,057          (1,022)          5,035
Oil and gas service operations                    2,904               -               -           2,904
                                              ---------       ---------       ---------       ---------
    Total revenues                            $  97,226       $   6,057       $  (1,022)      $ 102,261

OPERATING COSTS AND EXPENSES:
Production expenses                              10,328               -               -          10,328
Production taxes                                  3,196               -               -           3,196
Exploration                                       3,970               -               -           3,970
Crude oil marketing and trading                  46,056               -               -          46,056
Gas gathering, marketing and processing               -           5,302          (1,022)          4,280
Oil and gas service operations                    1,701               -               -           1,701
Depreciation, depletion and amortization
  of oil and gas properties                       7,224               -               -           7,224
Depreciation and amortization of
  other property and equipment                      352             248               -             600
Property impairments                              5,363               -               -           5,363
Asset retirement accretion                          264              (7)              -             257
General and administrative                        2,763              60               -           2,823
                                              ---------       ---------       ---------       ---------
  Total operating costs and expenses          $  81,217       $   5,603       $  (1,022)      $  85,798

  Total operating income                      $  16,009       $     454       $       -       $  16,463

OTHER INCOME (EXPENSE):
Interest income                                     153               1            (132)             22
Interest expense                                 (5,502)            (43)            132          (5,413)
Other income, net                                   598               2               -             600
Loss on disposition of assets                       (37)           (927)              -            (964)
                                              ---------       ---------       ---------       ---------
  Total other income (expense)                $  (4,788)      $    (967)      $       -       $  (5,755)

Net income (loss)                             $  11,221       $    (513)      $       -       $  10,708
                                              =========       =========       =========       =========

Total assets                                  $ 491,874       $       -       $ (12,702)      $ 479,172
                                              =========       =========       =========       =========
Capital expenditures                          $  21,134       $       -       $       -       $  21,134
                                              =========       =========       =========       =========


                                              Exploration
           For the None Months Ended             and          Discontinued
               September 30, 2003             Production       Operations     Intersegment     Total
-------------------------------------------   ------------    -----------     ------------    ----------
             (Dollars in thousands)
REVENUE:
Oil and gas sales                             $ 103,419       $       -       $       -       $ 103,419
Crude oil marketing and trading                 120,046               -               -         120,046
Change in derivative fair value                     926               -               -             926
Gas gathering, marketing and processing               -          51,767          (1,633)         50,134
Oil and gas service operations                    6,596               -               -           6,596
                                              ---------       ---------       ---------       ---------
    Total revenues                            $ 230,987       $  51,767       $  (1,633)      $ 281,121

OPERATING COSTS AND EXPENSES:
Production expenses                              29,882               -               -          29,882
Production taxes                                  7,586               -               -           7,586
Exploration                                       7,548               -               -           7,548
Crude oil marketing and trading                 118,878               -               -         118,878
Gas gathering, marketing and processing               -          48,330          (1,633)         46,697
Oil and gas service operations                    4,178               -               -           4,178
Depreciation, depletion and amortization of
  oil and gas properties                         23,350               -               -          23,350
Depreciation and amortization of
  other property and equipment                    1,436           2,167               -           3,603
Property impairments                              3,861               -               -           3,861
Asset retirement accretion                        1,045              10               -           1,055
General and administrative                        7,176             601               -           7,777
                                              ---------       ---------       ---------       ---------
  Total operating costs and expenses          $ 204,940       $  51,108       $  (1,633)      $ 254,415

  Total operating income                      $  26,047       $     659       $       -       $  26,706

OTHER INCOME (EXPENSE):
Interest income                                   1,289               5          (1,208)             86
Interest expense                                (15,893)           (306)          1,208         (14,991)
Other income, net                                    60               3                              63
Gain (loss) on disposition of assets                367              (8)              -             359
                                              ---------       ---------       ---------       ---------
  Total other income (expense)                $ (14,177)      $    (306)      $       -       $ (14,483)

Total income from operations                  $  11,870       $     353       $       -       $  12,223
                                              ---------       ---------       ---------       ---------

Cumulative effect of change in accounting
principle                                           273           1,889                           2,162

Net income                                    $  12,143       $   2,242       $       -       $  14,385
                                              =========       =========       =========       =========

Total assets                                  $ 450,362       $  49,389       $ (14,763)      $ 484,988
                                              =========       =========       =========       =========
Capital expenditures                          $  79,886       $  16,169       $       -       $  96,055
                                              =========       =========       =========       =========


                                              Exploration
           For the Nine  Months Ended             and         Discontinued
               September 30, 2004             Production       Operations     Intersegment     Total
-------------------------------------------   ------------    -----------     ------------    ----------
             (Dollars in thousands)
REVENUES:
Oil and gas sales                             $ 124,130       $       -       $       -       $ 124,130
Crude oil marketing and trading                 158,733               -               -         158,733
Change in derivative fair value                     404               -               -             404
Gas gathering, marketing and processing               -          50,956         (10,620)         40,336
Oil and gas service operations                    7,627               -               -           7,627
                                              ---------       ---------       ---------       ---------
    Total revenues                            $ 290,894       $  50,956       $ (10,620)      $ 331,230

OPERATING COSTS AND EXPENSES:
Production expenses                              30,955               -               -          30,955
Production taxes                                  8,414               -               -           8,414
Exploration                                       9,278               -               -           9,278
Crude oil marketing and trading                 158,645               -               -         158,645
Gas gathering, marketing and processing               -          46,008         (10,620)         35,388
Oil and gas service operations                    5,071               -               -           5,071
Depreciation, depletion and amortization
  of oil and gas properties                      27,281               -               -          27,281
Depreciation and amortization of
  other property and equipment                    1,052           1,996               -           3,048
Property impairments                              9,062               -               -           9,062
Asset retirement accretion                          788               1               -             789
General and administrative                        7,552             566               -           8,118
                                              ---------       ---------       ---------       ---------
  Total operating costs and expenses          $ 258,098       $  48,571       $ (10,620)      $ 296,049

  Total operating income                      $  32,796       $   2,385       $       -       $  35,181

OTHER INCOME (EXPENSE):
Interest income                                     545               5            (485)             65
Interest expense                                (16,210)           (428)            485         (16,153)
Other income, net                                   629              13                             642
Loss on disposition of assets                      (141)           (927)              -          (1,068)
                                              ---------       ---------       ---------       ---------
  Total other income (expense)                $ (15,177)      $  (1,337)      $       -       $ (16,514)

Net income                                    $  17,619       $   1,048       $       -       $  18,667
                                              =========       =========       =========       =========

Total assets                                  $ 491,874       $       -       $ (12,702)      $ 479,172
                                              =========       =========       =========       =========
Capital expenditures                          $  59,608       $   3,430       $       -       $  63,038
                                              =========       =========       =========       =========


9.   COMPREHENSIVE INCOME:

     The components of total comprehensive income for the three and nine months ended September 30, 2003 and 2004 are as follows:

                                             Three Months Ended September 30,         Nine Months Ended September 30,
                                          ---------------------------------------  ---------------------------------------
                                                 2003               2004                  2003               2004
                                          ---------------------------------------  ---------------------------------------
(Dollars in thousands)                     (restated)                                 (restated)
Net Income                                $   3,032            $  10,708              $  14,385           $  18,667
Other Comprehensive Income (Loss) - net
    of income tax:
    Deferred Hedging Loss                         -                 (558)                     -              (1,205)
                                          ---------------------------------------  ---------------------------------------
Total Comprehensive Income                $   3,032            $  10,150              $  14,385           $  17,462
                                          =======================================  =======================================


10.  SUBSEQUENT EVENTS:

     On October 6, 2004, CRI notified the Trustee under the Indenture dated July 24, 1998, that the Company would redeem all of its outstanding 10 1/4% Senior Subordinated Notes due 2008 on November 22, 2004, pursuant to the optional redemption provisions contained in Section 3.7 of the indenture. The outstanding principal amount of the Senior Subordinated Notes is $119.5 million. The Company expects a loss on the early redemption of $4.1 million and a write off of debt issuance costs of $2.8 million. The Company is negotiating a new, $250.0 million credit facility and will use borrowings under the new credit facility as well as a loan from the Company's principal shareholders to redeem the Senior Subordinated Notes.

     Due to the sale of CGI, a meeting was held on October 8, 2004, and the Company agreed to pay the president of CGI $687,500 for his stock options.

     On July 21, 2004, CRI acquired $7.65 million of its 10 1/4% Senior Subordinated Notes due August 1, 2008, from its principal shareholder and certain of his affiliates. These Notes were retired on October 20, 2004. Through November 15, 2004, CRI has purchased and retired an aggregate of $30.5 million principal amount of its Senior Subordinated Notes.

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

OVERVIEW

     We foresee continued growth through the end of 2004. During 2004, we have experienced relatively high oil and gas prices coupled with increases in production, which we expect to continue for the remainder of 2004. Our Cedar Hills North Unit and West Cedar Hills Unit are responding to high-pressure air injection, or HPAI, and to water injection, substantially as initially forecast by our resource development group. Our oil production in the Cedar Hills Units at September 30, 2004, was approximately 4,731 Bbls per day, an increase of 2,148 Bbls per day, or BOPD, since November 2003, and approximately 3,000 BOPD over projected primary rates of production without enhanced recovery. During the nine months ended September 30, 2004, 17.5 million net barrels of reserves in the Cedar Hills Units were moved from proved undeveloped, or PUD, reserves to proved developed producing, or PDP, reserves and 10.1 million net barrels were re-classified to proved developed non-producing, or PDNP, reserves from PUD reserves. Currently, we anticipate that the 10.1 million barrels will be re-classified to PDP by mid-year 2005 as response to HPAI continues. In addition, we expect our oil production in the Cedar Hills Units, on a daily basis, to reach 6,200 BOPD by the end of 2004 and to exceed 7,100 BOPD by mid-year 2005.

     The following table reflects our production from the Cedar Hills Units beginning in November 2003, when we first experienced HPAI response, through September 2004:

                        Monthly Production (Bbls)
                       ----------------------------    Increase
      Property           Nov 2003      Sep 2004      Bbls per Day
---------------------  ----------------------------  -------------
Cedar Hills North Unit     69,800       132,790          2,100
West Cedar Hills Unit       7,700         9,145             48
                       ----------------------------------------
Total                      77,500       141,935          2,148


     Currently, lifting costs in our Rocky Mountain region are significantly higher than our historic average due to the energy costs and other associated costs used in HPAI recovery, coupled with the conversion of producing wells to injector wells to complete the injection pattern engineered for the field. Thus, less production is available at a time when injection costs are high. However, lifting costs per barrel have been declining dramatically in the Rocky Mountain region as response and increased production continues. We project a reduction of more than $5.00 per barrel in lifting costs for the Rocky Mountain region by late 2004 or early 2005.

     Excluding Cedar Hills, we completed 23 wells during the third quarter of 2004, resulting in 17 producers and 6 dry holes for a success rate of 74% for the quarter. Of these 17 wells, 5 are located in the Rocky Mountain region, 10 wells are in the Mid-Continent region and 2 wells are in the Gulf Coast region. In the Rockies, the Paula 1-7H completed flowing rates as high as 1,050 BOPD and 400 MCFD. CRI owns 71% working interest in the Paula 1-7H. The Fink Farms 1-29H, in which CRI has a 39% working interest, completed flowing approximately 800 BOPD and 400 MCFD. In the Mid Continent region, the Jackal 1-16, which CRI owns 50% working interest, completed flowing at rates up to 825MCFD. In the Gulf Coast the JISM #5 well logged 400-500 net feet of productive sands and is producing 200BOPD and 400MCFD from the first 30 feet of perforation from the lowest of the pay sands. CRI owns 50% working interest in the JISM #5. We currently have 5 wells drilling and 4 wells waiting on completion.

     We continue to experience 100% success drilling wells in our Middle Bakken, or MB project, located in Richland County, Montana. Since completing our first well in the third quarter of 2003, we have drilled and completed 12 wells, (7.2 net wells) to date. These wells have added an estimated 6.6 MMBOE of gross PDP reserves (2.9 MMBOE net) for an average of 550 MBOE per gross well. These reserve figures are in line with expectations. Initial flow rates have ranged from 400 BOPD to 1,600 BOPD. We currently own approximately 93,000 net acres in the MB project with an inventory of 124 gross well locations (62 net wells) to be drilled. During the fourth quarter of 2004, we will be adding a fourth rig and anticipate completing an additional 6 wells (4.4 net wells) bringing the total producing well count in the MB project to 18 gross wells (11.6 net wells) by year-end 2004.

     Using the MB project as our model, we have expanded our search for Bakken oil reserves into North Dakota. During the first three quarters of 2004, we have invested approximately $8.7 million acquiring 232,000 net leasehold acres on opportunities in North Dakota identified by our geotechnical staff. Late in the third quarter, we elected to lease additional acreage in select areas in response to positive results. This leasing targets an additional 10,000 net acres with projected expenditures under $1.0 million. The net reserve potential of these new leases could exceed those in the MB project but remains unproven at this time.

     As a result of the additional leasing in MB and the new North Dakota projects, leasing expenditures for 2004 are projected to total an estimated $21.0 million or $13.3 million over the $7.7 million originally budgeted for the year.

     During the third quarter 2004, our subsidiary CRII, initiated development of two waterflood projects and performed several workovers on existing properties. The Cypress Bend property that we acquired during the second quarter of 2004 became operational effective November 1, 2004. We initiated development of the Aux Vases and Lower Renault reservoirs for water flooding in the third quarter of 2004.

     The Peabody-Stovall properties were also unitized, and installation of a Paint Creek reservoir waterflood is currently underway. The Peabody-Stovall Waterflood Unit will become effective on December 1, 2004 and is scheduled for first injection by the year-end 2004.

     There was also continued development of the Roland Unit Waterflood, with the Benoist zone injection beginning during the third quarter 2004. Additional workovers within the Roland Unit were also performed to clean out and acid stimulate producing wells. During the third quarter, CRII performed a total of eight workovers/conversions throughout its property base. Additional workovers are targeted for the fourth quarter 2004.

     In the third quarter of 2004, drilling activity increased as CRII drilled two wells. Both wells were drilled and abandoned Warsaw tests in Posey County, Indiana. The Wolf #2 also in Posey County was a re-entry and resulted in an O'Hara lime producing well. CRII participated in the drilling of three non-operated wells. The Hermann #1 was a drilled and abandoned Warsaw test in Posey County, Indiana, while the drilling of two development wells in Franklin County, Illinois were completed and put on production.

     CRII has scheduled eight prospects for drilling in the fourth quarter of this year.

     The differential between the NYMEX oil price and the price received by Continental Resources of Illinois, Inc. for Illinois Basin oil continues to increase. Work is ongoing with several options to decrease this differential.

     Our capital expenditure budget for 2004 is $83.3 million. Through the first nine months of 2004, our aggregate capital expenditures were $65.3 million.

THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     The following reflects our income and expense from operations for the third quarter of 2004 compared to the third quarter of 2003 with dollar and percentage increases or decreases:

                                                   Three Months Ended September 30,
                                                  ------------------------------------        Increase          Increase
REVENUES:                                               2003                2004             (Decrease)        (Decrease)
                                                  --------------------  ----------------  -------------------  ------------
    Oil and gas sales                             $          34,350     $        47,900    $        13,550          39.45
    Crude oil marketing and trading                          39,698              46,422              6,724          16.94%
    Change in derivative fair value                             519                   -               (519)       -100.00%
    Oil and gas service operations                            2,291               2,904                613          26.76%
                                                  --------------------  ----------------  -----------------    ------------
          Total revenues                          $           76,858    $        97,226    $        20,368          26.50%

OPERATING COSTS AND EXPENSES:
    Production                                    $          10,127     $        10,328    $           201           1.98%
    Production taxes                                          2,551               3,196                645          25.28%
    Exploration                                               3,495               3,970                475          13.59%
    Crude oil marketing and trading                          39,002              46,056              7,054          18.09%
    Oil and gas service operations                            1,445               1,701                256          17.72%
    DD&A of oil and gas properties                            8,134               7,224               (910)        -11.19%
    D&A of other assets                                         368                 352                (16)         -4.35%
    Property impairments                                      1,309               5,363              4,054         309.70%
    Asset retirement obligation accretion                       341                 264                (77)        -22.58%
    General and administrative                                2,219               2,763                544          24.52%
                                                  --------------------  ----------------  -----------------    ------------
          Total operating costs and expenses      $          68,991     $        81,217    $        12,226          17.72%

OPERATING INCOME                                  $           7,867     $        16,009    $         8,142         103.50%

OTHER INCOME (EXPENSE):
    Interest income                               $              24     $            21    $            (3)         -12.50%
    Interest expense                                         (4,899)             (5,369)              (470)           9.59%
    Other income, net                                            13                 598                585               -
    Gain (loss) on disposition of assets                         90                 (38)              (128)              -
                                                  --------------------  ----------------  -----------------    ------------
          Total other income (expense)            $          (4,772)    $        (4,788)   $           (16)              -

INCOME FROM CONTINUING OPERATIONS                 $           3,095     $        11,221    $         8,126          262.55%
INCOME FROM DISCONTINUED OPERATIONS                             (63)                119                182               -
LOSS ON DISCONTINUED OPERATIONS                                   -                (632)              (632)              -
                                                  --------------------  ----------------  -----------------    ------------
          NET INCOME                              $           3,032     $        10,708    $         7,676          253.17%
                                                  ====================  ================  =================    ============


RESULTS OF OPERATIONS

     The following table sets forth certain information regarding our production volumes, oil and gas sales, average sales prices and expenses for the periods indicated:

                                                          For the Three Months
                                                          Ended September 30,
                                                         ----------------------
                                                            2003         2004
                                                         ----------------------
NET PRODUCTION:
  Oil (MBbl)                                                  854         964
  Gas (MMcf)                                                2,537       2,243
  Oil equivalent (MBoe)                                     1,277       1,338

OIL AND GAS SALES (dollars in thousands)
  Oil sales, excluding hedges                            $ 23,920    $ 39,438
  Hedges                                                   (1,293)     (2,764)
                                                         --------    --------
    Total oil sales, including hedges                      22,627      36,674
  Gas sales                                                11,724      11,226
                                                         --------    --------
    Total oil and gas sales                              $ 34,351    $ 47,900
                                                         ========    ========

AVERAGE SALES PRICE:
  Oil, excluding hedges (dollar per barrel)              $  28.01    $  40.91
  Oil, including hedges (dollar per barrel)              $  26.50    $  38.04
  Gas (dollar per Mcf)                                   $   4.62    $   5.00
  Oil equivalent, excluding hedges (dollar per Boe)      $  27.91    $  37.87
  Oil equivalent, including hedges (dollar per Boe)      $  26.90    $  35.80

EXPENSES (dollars per Boe):
  Production expenses (including taxes)                  $   9.93    $  10.11
  General and administrative                             $   1.74    $   2.11
  DD&A (on oil and gas properties)                       $   6.37    $   5.40


REVENUES

GENERAL

     For the three months ended September 30, 2004, we experienced an increase in revenues attributable, in part, to oil prices being $11.54 per barrel higher than in the same period in 2003, and to a 111,000 barrel increase in production compared to the same period in 2003. We also realized an increase in our oil marketing program due to the increase in prices and volumes in the 2004 period.

OIL AND GAS SALES

     The increase in oil and gas sales revenue was primarily attributable to higher oil and gas prices in 2004 and volumes increased to 1,338 thousand barrels of oil equivalent, or MBoe, in the three months ended September 30, 2004, from 1,277 MBoe during the three months ended September 30, 2003.

     The following table shows our production by region for the three months ended September 30, 2003 and 2004:


                                   Three Months Ended September 30,
                         ------------------------------------------------------
                                    2003                       2004
                         ------------------------------------------------------
                              MBoe        Percent        MBoe        Percent
                         ------------ -------------- ----------- --------------
Rocky Mountain                717           56.15%       859           64.20%
Mid-Continent                 398           31.17%       382           28.55%
Gulf                          162           12.69%        97            7.25%
                         ============ ============== =========== ==============
                            1,277          100.00%     1,338          100.00%


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

CHANGE IN DERIVATIVE FAIR VALUE

     The change in derivative fair value for the three months ended September 30, 2003, is related to a crude oil derivative contract used to reduce our exposure to changes in crude oil prices that did not qualify for special hedge accounting under SFAS No. 133. Such contract expired at December 31, 2003.

OIL AND GAS SERVICE OPERATIONS

     We initiated sales of HPAI services to a third party in 2004, which increased our oil and gas service operations $0.5 million in the third quarter of 2004 compared to the third quarter of 2003.

COSTS AND EXPENSES

PRODUCTION EXPENSES AND TAXES

     Our production expenses including taxes for the third quarter of 2004 compared to the third quarter of 2003 increased $0.8 million, or 7%. Most of the increase was due to production taxes which are generally assessed as a percent of oil and gas revenues. Our production expenses including taxes per BOE for the third quarter of 2004 increased to $10.11 from $9.93 for the third quarter of 2003.

EXPLORATION EXPENSES

     The $0.5 million increase in exploration expense for the three months ended September 30, 2004, compared to the same period in 2003 was primarily due to an increase in our dry hole costs in the Gulf Coast region, which were amplified by significant mechanical problems and cost overruns while drilling the Shaffer D-2 well in Nueces County, Texas.

CRUDE OIL MARKETING AND TRADING

     The $7.1 million increase in our crude oil marketing expense for the three months ended September 30, 2004 compared to the same period in 2003 was primarily due to increased prices for oil that we purchased.

OIL AND GAS SERVICE OPERATIONS

     The $0.3 million increase in our oil and gas service operations expense for the third quarter of 2004 compared to the third quarter of 2003 was due to increased cost of purchasing and treating reclaimed oil for resale.

DEPRECIATION, DEPLETION AND AMORTIZATION OF OIL AND GAS PROPERTIES (DD&A)

     Depletion decreased $0.9 million in the third quarter of 2004 compared to the third quarter of 2003, due to additional impairments on our Gulf of Mexico properties and less activity in this area in 2004, which lowered our depletion. In the third quarter of 2004, our DD&A expense on our oil and gas properties was calculated at $5.40 per BOE, compared to $6.37 per BOE for the third quarter of 2003.

DEPRECIATION AND AMORTIZATION OF OTHER PROPERTY AND EQUIPMENT

     The change in our depreciation and amortization of other property and equipment expense for the third quarter of 2004 compared to the third quarter of 2003 was immaterial.

PROPERTY IMPAIRMENTS

     The $4.1 million increase in our property impairments for the three months ended September 30, 2004, compared to the same period in 2003 was primarily due to increased impairment on capitalized costs of our Gulf of Mexico properties and other Southern Region wells. In 2003 we assessed non-producing properties annually and in 2004, we are assessing these properties quarterly.

ASSET RETIREMENT ACCRETION

     We adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. The change in our asset retirement accretion expense for the third quarter of 2004 compared to the third quarter of 2003 was immaterial.

GENERAL AND ADMINISTRATIVE (G&A)

     Our G&A expense for the third quarter of 2004 compared to the third quarter of 2003 increased $0.5 million due to increased employee expenses primarily related to employee bonuses. Our G&A expense per BOE for the third quarter of 2004 increased to $2.07 from $1.74 for the third quarter of 2003.

INTEREST EXPENSE

     The $0.5 million increase in our interest expense for the three months ended September 30, 2004, compared to the same period in 2003 was due to additional interest on higher average debt balances outstanding under our credit facilities and higher interest rates during the third quarter of 2004 compared to the third quarter of 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004.

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     The following table shows our income statement for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2004, with dollar and percentage increases or decreases:

                                                        Nine Months Ended September 30,
                                                      ------------------------------------       Increase      Increase
REVENUES:                                                   2003               2004             (Decrease)    (Decrease)
                                                      ------------------ ------------------  ------------------------------
     Oil and gas sales                                $        103,419   $         124,130   $        20,711        20.03%
     Crude oil marketing and trading                           120,046             158,733            38,687        32.23%
     Change in derivative fair value                               926                 404              (522)      -56.37%
     Oil and gas service operations                              6,596               7,627             1,031        15.63%
                                                      ------------------ ------------------  ---------------- -------------
           Total revenues                             $        230,987   $         290,894   $        59,907        25.94%

OPERATING COSTS AND EXPENSES:
     Production                                       $         29,882   $          30,955   $         1,073         3.59%
     Production taxes                                            7,586               8,414               828        10.91%
     Exploration                                                 7,548               9,278             1,730        22.92%
     Crude oil marketing and trading                           118,878             158,645            39,767        33.45%
     Oil and gas service operations                              4,178               5,071               893        21.37%
     DD&A of oil and gas properties                             23,350              27,281             3,931        16.84%
     DD&A of other assets                                        1,436               1,052              (384)      -26.74%
     Property impairments                                        3,861               9,062             5,201       134.71%
     Asset retirement obligation accretion                       1,045                 788              (257)      -24.59%
     General and administrative                                  7,176               7,552               376         5.24%
                                                      ------------------ ------------------  ---------------- -------------
           Total operating costs and expenses         $        204,940   $         258,098   $        53,158        25.94%

OPERATING INCOME                                      $         26,047   $          32,796   $         6,749        25.91%

OTHER INCOME (EXPENSE):
     Interest income                                  $             81   $              60   $           (21)      -25.93%
     Interest expense                                          (14,685)            (15,725)           (1,040)        7.08%
     Other income, net                                              60                 629               569            -
     Gain (loss) on disposition of assets                          367                (141)             (508)           -
                                                      ------------------ ------------------  ---------------- -------------
           Total other income (expense)               $        (14,177)  $         (15,177)  $        (1,000)           -

INCOME FROM CONTINUING OPERATIONS                     $         11,870   $          17,619   $         5,749        48.43%
  DISCONTINUED OPERATIONS                                        2,242               1,680              (562)      -25.07%
  LOSS ON SALE OF DISCONTINUED OPERATIONS                            -                (632)             (632)           -
                                                      ------------------ ------------------  ---------------- -------------
INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE          $         14,112              18,667             4,555        32.28%
   CHANGE IN ACCOUNTING PRINCIPLE                                  273   $               -   $          (273)           -
                                                      ------------------ ------------------  ---------------- -------------
        NET INCOME                                    $         14,385   $          18,667   $         4,282        29.77%
                                                      ================== ==================  ================ =============


 RESULTS OF OPERATIONS

      The following table sets forth certain information regarding our production volumes, oil and gas sales, average sales prices and expenses for the periods indicated:

                                                                For the Nine Months
                                                                Ended September 30,
                                                          ---------------  ----------------
                                                              2003              2004
                                                          ---------------  ----------------
NET PRODUCTION:                                             (restated)
  Oil (MBbl)                                                      2,645           2,610
  Gas (MMcf)                                                      7,496           6,712
  Oil equivalent (MBoe)                                           3,894           3,728

OIL AND GAS SALES (dollars in thousands)
  Oil sales, excluding hedges                             $      76,694   $      95,354
  Hedges                                                         (8,597)         (4,487)
                                                          --------------  --------------
    Total oil sales, including hedges                            68,097          90,867
  Gas sales                                                      35,322          33,263
                                                          --------------  --------------
    Total oil and gas sales                               $     103,419   $     124,130

AVERAGE SALES PRICE:
  Oil, excluding hedges (dollar per barrel)               $       29.00   $       36.53
  Oil, including hedges (dollar per barrel)               $       25.75   $       34.81
  Gas (dollar per Mcf)                                    $        4.71   $        4.96
  Oil equivalent, excluding hedges (dollar per Boe)       $       28.77   $       34.50
  Oil equivalent, including hedges (dollar per Boe)       $       26.56   $       33.30
EXPENSES (dollars per Boe):
  Production expenses (including taxes)                   $        9.62   $       10.56
  General and administrative                              $        1.84   $        2.18
  DD&A (on oil and gas properties)                        $        6.00   $        7.32


REVENUES

GENERAL

     Our revenues increased due to higher oil and gas prices realized on our oil and gas production in the 2004 period. Oil prices increased $9.06 per barrel and gas increased $0.25 per Mcf in the nine months of 2004 compared to the same period in 2003. Revenues from our oil marketing program also increased in the nine months of 2004 compared to the same period in 2003 due to the increased oil price.

OIL AND GAS SALES

     Although our volumes for the first nine months of 2004 decreased 166 MBoe compared to the first nine months of 2003, our oil and gas sales revenues for the same 2004 period increased $20.7 million compared to the same period of 2003 due predominately to higher oil prices.

     The following table shows our production by region for the nine months ended September 30, 2003 and 2004:


                                    Nine Months Ended September 30,
                         ---------------------------------------------------
                                 2003                       2004
                         ---------------------------------------------------
                           MBoe        Percent        MBoe        Percent
                         --------- -------------- ----------- --------------
Rocky Mountain              2,240       57.52%         2,299       61.67%
Mid-Continent               1,188       30.51%         1,107       29.69%
Gulf                          466       11.97%           322        8.64%
                         ========= ============== =========== ==============
                            3,894      100.00%         3,728      100.00%


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

     Additionally, in the first five months of 2004, we engaged in certain crude oil trading activities, exclusive of our own production, utilizing fixed price and variable priced physical delivery contracts. Our derivative trading activities are being marked to market with all changes in fair value being recorded in the income statement under the accounting prescribed by SFAS No. 133, Accounting for Derivative and Hedging Activities. Effective May 2004, we closed out all open trading positions and have terminated our derivative trading activities.

CHANGE IN DERIVATIVE FAIR VALUE

     The change in derivative fair value for the nine months ended September 30, 2003, is related to a crude oil derivative contract used to reduce our exposure to changes in crude oil prices that did not qualify for special hedge accounting under SFAS No. 133. Such contract expired at December 31, 2003. The change in derivative fair value for the nine months ended September 30, 2004, is the result of those derivative trading contracts described in Note 4 to our Condensed Consolidated Financial Statements.

OIL AND GAS SERVICE OPERATIONS

     We initiated the sale of HPAI services to a third party in 2004 which increased our oil and gas service operations $1.0 million in the first nine months of 2004 compared to the first nine months of 2003.

COSTS AND EXPENSES

PRODUCTION EXPENSES AND TAXES

     Our production expense including taxes for the first nine months of 2004 compared to the first nine months of 2003 increased $1.9 million, or 5% from the same period in 2003. The 11% increase in taxes is the result of higher prices for oil and gas production in the 2004 period compared to the 2003 period. Our production expenses including taxes per BOE for the first nine months of 2004 was $10.51 compared to $9.57 for the first nine months of 2003.

EXPLORATION EXPENSES

     The $1.7 million increase in exploration expense for the nine months ended September 30, 2004, compared to the same period in 2003 was primarily due to an increase in our dry hole costs in the Gulf Coast region, which were amplified by significant mechanical problems and cost overruns associated with the Shaffer D-2 well in Nueces County, Texas in the first nine months of 2004 compared to the first nine months of 2003.

CRUDE OIL MARKETING AND TRADING

     The $39.8 million increase in our crude oil marketing expense for the nine months ended September 30, 2004, compared to the same period in 2003 was primarily due to increased prices for oil we purchased and greater volumes marketed and traded.

OIL AND GAS SERVICE OPERATIONS

     The $0.9 million increase in our oil and gas service operations expense for the nine months ended September 30, 2004, compared to the same period in 2003 was due to higher prices paid for purchasing and treating reclaimed oil for resale in 2004.

DEPRECIATION, DEPLETION AND AMORTIZATION OF OIL AND GAS PROPERTIES ("DD&A")

     For the nine months ended September 30, 2004, DD&A of our oil and gas properties increased $3.8 million due to certain developmental dry hole costs being added to our amortization base and depleted with the costs of the related property offsets and due to slightly higher production decline rates in the Gulf Coast region. In the first nine months of 2004, our DD&A expense on oil and gas properties was calculated at $7.30 per BOE compared to $6.02 per BOE for the first nine months of 2003.

DEPRECIATION AND AMORTIZATION OF OTHER ASSETS ("D&A")

     The change in depreciation and amortization expense related to our other properties and equipment decreased $0.4 million. The company jet was fully depreciated by June 2003, which made up most of the $0.4 million decrease. Some computer equipment and company vehicles were also fully depreciated.

PROPERTY IMPAIRMENTS

     Property impairments for the nine months ended September 30, 2004, increased $5.2 million compared to the nine months ended September 30, 2003. Individually significant non-producing properties are periodically assessed for impairment of value and a loss is recognized if there is no firm plan for the property. In 2003, we only assessed properties annually and in 2004 we are assessing these properties quarterly. The increase in 2004 was due to increased impairment on capitalized costs of our undeveloped leasehold and impairment primarily of our Gulf of Mexico properties.

ASSET RETIREMENT ACCRETION

     Recalculation of our asset retirement obligation lowered our obligation and accretion expense by $0.3 million in the first nine months of 2004 compared to the first nine months of 2003.

GENERAL AND ADMINISTRATIVE (G&A)

     Our G&A expense for the nine months of 2004 compared to the nine months of 2003 did not change significantly, but the decrease in volumes from the same periods caused our G&A expense per BOE for the first half of 2004 to increase to $2.03 from $1.84 for the same period in 2003.

INTEREST EXPENSE

     The increase in our interest expense was due to additional interest on higher average debt balances outstanding under our credit facilities and increase interest rates during the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003.

DISCONTINUED OPERATIONS

     The $0.6 million decrease in income from discontinued operations, formerly our gas gathering, marketing and processing segment, for the nine month period from 2003 to 2004 is primarily due to the period covered in 2004 only includes results through July 21, 2004, while the 2003 period includes results for the full nine month period.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS

     Net cash provided by our operating activities for the nine months ended September 30, 2004, was $54.8 million, an increase of $6.0 million from $48.8 million provided by our operating activities during the comparable 2003 period. Our cash balance as of September 30, 2004, was $14.0 million, an increase of $11.7 million from our cash balance of $2.3 million held at December 31, 2003.

DEBT

     Our long-term debt at December 31, 2003, and September 30, 2004, consisted of the following:

                                                               December 31,     September 30
(Dollars in thousands)                                             2003             2004
                                                             ---------------  ---------------
10.25% Senior Subordinated Notes due Aug. 1, 2008            $  127,150       $  119,500
Credit Facility due March 31, 2007                              132,900          137,049
Credit Facility due March 31, 2006                                    -           25,000
Credit Facility due September 30, 2006                           17,000                -
Capital Lease Agreement                                          13,827           11,325
Ford Credit                                                          43               34
                                                             ---------------  ---------------
Outstanding Debt                                                290,920          292,908
Less Current Portion                                              5,776            3,348
                                                             ---------------  ---------------
Total Long-Term Debt                                         $  285,144       $  289,560
                                                             ===============  ===============

CREDIT FACILITY

     On July 21, 2004, we executed the Fourth Amendment to our credit Agreement that modified the definitions to delete any reference to CGI.

     On April 14, 2004, we executed the Third Amendment to our Credit Agreement that added a $25.0 million term facility that matures on March 31, 2006. The amendment also extended the maturity date of the revolving credit facility to March 31, 2007. Borrowings under the term facility have margins of 5.5% on LIBOR loans and 3% on reference rate loans. On April 14, 2004, we drew $25.0 million on the new term facility and reduced the balance of the revolving credit facility. Borrowings under the revolving credit facility bear interest based on an annual rate equal to the rate at which eurodollar deposits for one, two, three or six months are offered by the lead bank plus an applicable margin ranging from 150 to 250 basis points or the lead bank's reference rate plus an applicable margin ranging from 25 to 50 basis points. The effective rate of interest on our borrowings under our revolving credit facility was 3.96% and the effective rate of interest on our borrowings under our term facility was 7.25% at September 30, 2004. The borrowing base of our credit facility was $150.0 million on September 30, 2004, and is re-determined semi-annually. Borrowings under our Credit Agreement are secured by liens on substantially all of our assets.

     We paid a cash dividend to our shareholders on July 19, 2004 that was funded with short-term borrowings under our Credit Agreement and we used corporate funds to acquire $7.65 million of our 10 1/4% Senior Subordinated Notes, or Notes, on July 21, 2004. These Notes were retired on October 20, 2004 reducing our outstanding balance to $119.5 million at November 15, 2004.

     At November 15, 2004, the outstanding balances under our revolving credit facility and the term loan were $137.0 million and $25.0 million, respectively. At November 15, 2004, we had $13.0 million of availability under our revolving credit facility. We are currently negotiating a new, $250.0 million credit facility and expect to use proceeds under this new facility, together with funds provided by our principal shareholders, to redeem our outstanding Notes and fund our capital budget.

     On October 22, 2003, our subsidiary, CGI, established a new $35.0 million secured credit facility consisting of a senior secured term loan facility of up to $25.0 million and a senior revolving credit facility of up to $10.0 million. On that date, CGI ceased to be a guarantor of our obligations under our credit agreement. On July 21, 2004, but effective May 31, 2004, we sold all of the outstanding capital stock of CGI to our shareholders. Section 4.10 of our indenture requires that within 360 days after the receipt of any net proceeds from any asset sale, we may apply such net proceeds, at our option, in any order or combination, (a) to reduce Senior Debt or Guarantor Senior Debt, (b) to make permitted investments, (c) to make investments in interests in oil and gas businesses or (d) to make capital expenditures in respect of our Restricted Subsidiaries' oil and gas business. Pending the final application of any such net proceeds, we may temporarily reduce indebtedness under our revolving credit facility or otherwise invest such net proceeds in any manner that is not prohibited by the indenture. We intend to use the proceeds from the sale of the stock of CGI to fund our drilling program for the next three months.

     On September 3, 2004, the Company executed the Fifth Amendment to the Credit Agreement that contained a one-time waiver of the requirement to comply with the hedging covenant set forth in Section 5.35 of the Credit Agreement, which states, the Company should maintain hedge agreements for at least 50% of the oil estimated to be produced during the ensuing six-month period, on a rolling six-month basis. The waiver is effective only until the earlier of: (i) the date on which the Administrative Agent, on behalf of the Required Banks, provides the Company written notice that the covenant set forth in Section 5.35 is to be reinstated and (ii) the last business day of any period of ten (10) consecutive business days during which the 6-month NYMEX strip price for light, sweet crude oil has averaged less than or equal to $30.00 per barrel.

     Our credit agreement contains certain financial and other covenants. At September 30, 2004, we were in compliance with all of the covenants.

CAPITAL EXPENDITURES

     Our 2004 capital expenditures budget, exclusive of acquisitions, is $83.3 million, of which $6.7 million was dedicated to our Cedar Hills Field secondary recovery project. During the nine months ended September 30, 2004, we incurred $65.3 million of capital expenditures, compared to $96.1 million during the comparable nine-month period of 2003. Of the total $65.3 million of capital expenditures, we expended $46.7 million in exploration and development, $4.4 million on secondary recovery operations, and $10.5 million on leasing. We used the majority of the remaining $3.7 million for additions to our gas gathering systems. The $30.8 million decrease in our capital expenditures during the first nine months of 2004 compared to the first nine months of 2003 was the result of our completion of the high-pressure air injection project in the Cedar Hills Field in our Rocky Mountain Region. We expect to fund the remainder of our 2004 capital budget through cash flows from operations and the proceeds from the sale of CGI.

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

COMMODITY PRICE EXPOSURE

Non-trading

     We utilize fixed-price contracts, fixed price basis contracts, collars and floors to reduce exposure to the unfavorable changes in oil and gas prices that are subject to significant and often volatile fluctuation. Under the fixed price physical delivery contracts we receive the fixed price stated in the contract. Under the fixed price basis contracts, the price we receive is determined based on a published regional index price plus or minus a fixed basis. Under the collars and floors, if the market price of crude oil exceeds the ceiling strike price or falls below the floor strike price, then we receive the fixed price ceiling or floor. If the market price is between the floor strike price and the ceiling strike price, we receive market price.

     These contracts allow us to predict with greater certainty the effective oil and gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, we will not benefit from market prices that are higher than the fixed, or ceiling prices in the contracts for hedged production.

     On September 3, 2004, the Company executed the Fifth Amendment to the Credit Agreement that contained a one-time waiver of the requirement to comply with the hedging covenant set forth in Section 5.35 of the Credit Agreement, which states, the Company should maintain hedge agreements for at least 50% of the oil estimated to be produced during the ensuing six-month period, on a rolling six-month basis,. The waiver is effective only until the earlier of: (i) the date on which the Administrative Agent, on behalf of the Required Banks, provides the Company written notice that the covenant set forth in Section 5.35 is to be reinstated and (ii) the last business day of any period of ten (10) consecutive business days during which the 6-month NYMEX strip price for light, sweet crude oil has averaged less than or equal to $30.00 per barrel.

     At September 30, 2004, we had a mark-to-market unrealized loss of approximately $1,205,000 on our collar and floor contracts. As such contracts have been designated and qualify as cash flow hedges, the loss has been recorded as a component of Accumulated Other Comprehensive Income at September 30, 2004. The ineffectiveness associated with our cash flow hedging strategy was immaterial.

     The following table summarizes our non-trading contracts in place at September 30, 2004:

Crude Oil Collars and Floors for 2004:          Contract           Weighted-average
                                            Volumes (Bbls)        Fixed Price per Bbl
                                          ----------------------  -------------------
    Oct Floor                                      116,000            $  22.00
    Oct Floor                                      100,000            $  24.00
    Nov - Dec, Floor                               230,000            $  24.50
                                          ----------------------
                                                   446,000
                                          ======================
    Oct Ceiling                                    100,000            $  36.00
    Nov - Dec, Ceiling                             230,000            $  45.00
                                          ----------------------
                                                   330,000
                                          ======================


Trading

     In the first five months of 2004, we engaged in certain crude oil trading activities, exclusive of our own production, utilizing fixed price and variable price physical delivery contracts. At September 30, 2004, we had no open trading derivative contracts in place.

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


                                                                                               September 30,
                                                                                                   2004
(Dollars in thousands)           2004       2005       2006      2007      Thereafter  Total    Fair Value
-------------------------------------------------------------------------------------------------------------
Fixed rate debt:
  Senior subordinated
    notes
  Principal amount               $       -  $       -  $      -  $      -  $119,500  $119,500  $123,583
  Weighted-average
    interest rate                   10.25%     10.25%    10.25%    10.25%    10.25%

Variable rate debt:
  Credit facility-Tranch A
  Principal amount               $       -  $       -  $      -  $137,049  $      -  $137,049  $137,049
  Weighted-average
    interest rate                    3.96%      3.96%     3.96%     3.96%     3.96%

Variable rate debt:
  Credit facility-Tranch B
  Principal amount               $       -  $       -  $ 25,000  $      -  $      -  $ 25,000  $ 25,000
  Weighted-average
    interest rate                    7.25%      7.25%     7.25%     7.25%     7.25%

Variable rate debt:
  Capital lease agreement
  Principal amount               $     834  $   3,336  $  3,336  $  3,336  $    483  $ 11,325  $ 11,325
  Weighted-average
    interest rate                    4.00%      4.00%     4.00%     4.00%     4.00%

Variable rate debt:
  Ford Credit agreement
  Principal amount               $       3  $      13  $     13  $      4  $      -  $     33  $     33
  Weighted-average
    interest rate                    5.50%      5.50%     5.50%     5.50%     5.50%


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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

     (a) EXHIBITS:

                        DESCRIPTION AND METHOD OF FILING

3.1 Amended and Restated Certificate of Incorporation of Continental Resources, Inc. [3.1](1)

3.2    Amended and Restated Bylaws of Continental Resources, Inc. [3.2](1)

4.1 Fourth Amended and Restated Credit Agreement dated March 28, 2002, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB and Fortis Capital Corp. [10.1](3)

4.1.1 First Amendment to the Revolving Credit Agreement dated June 12, 2003, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB and Fortis Capital Corp. [10.1](4)

4.1.2 Second Amendment to the Revolving Credit Agreement dated October 22, 2003, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB and Fortis Capital Corp. [10.1](5)

4.1.3 Third Amendment to the Revolving Credit Agreement dated April 14, 2004, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB, Fortis Capital Corp., and The Royal Bank of Scotland plc. [10.1](7)

4.1.4 Fourth Amendment to the Revolving Credit Agreement dated July 21, 2004, among the Registrant, Union Bank of California, N. A., Guaranty Bank, FSB, Fortis Capital Corp., and The Royal Bank of Scotland plc.

4.1.5* Fifth Amendment to Fourth Amended and Restated Credit Agreement dated
       September 3, 2004, among the Registrant, Union Bank of California, N.A., Guaranty Bank, FSB, Fortis Capital Corp., and The Royal Bank of Scotland plc.

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

10.2 Security Agreement dated March 28, 2002, between Registrant and Guaranty Bank, FSB, as Agent. [10.3](3)

10.3 Stock Pledge Agreement dated March 28, 2002, between Registrant and Guaranty Bank, FSB, as Agent. [10.4](3)

10.4+  Continental Resources, Inc. 2000 Stock Option Plan. [10.6](2)

10.5+  Form of Incentive Stock Option Agreement. [10.7](2)

10.6+  Form of Non-Qualified Stock Option Agreement. [10.8](2)

10.7 Collateral Assignment of Contracts dated March 28, 2002, between Registrant and Guaranty Bank, FSB, as Agent. [10.5](3)

10.8 Stock Purchase Agreement dated July 19, 2004, among the Registrant, Harold Hamm and Bert H. Mackie, as Trustee of the Harold Hamm DST Trust and the Harold Hamm HJ Trust, providing for the sale of all of the outstanding capital stock of Continental Gas, Inc. to the shareholders of the Registrant [10] (6)

12.1*  Statement re computation of ratio of debt to Adjusted EBITDA.

12.2*  Statement re computation of ratio of earning to fixed charges.

31.1*  Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
       - Chief Executive Officer

31.2*  Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
       - Chief Financial Officer

_______________

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

(3) Filed as an exhibit to Registrant's current report on Form 8-K dated April 11, 2002. The exhibit number is indicated in brackets and is incorporated herein by reference.

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003. The exhibit number is indicated in brackets and is incorporated herein by reference.

(5) Filed as an exhibit to Registrant's current report on Form 8-K dated October 22, 2003. The exhibit number is indicated in brackets and is incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's current report on Form 8-K dated August 5, 2004. The exhibit number is indicated in brackets and is incorporated herein by reference.

(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004. The exhibit number is indicated in brackets and is incorporated herein by reference.

     (b) REPORTS ON FORM 8-K:

     On August 5, 2004, the Registrant filed a current report on Form 8-K to report under Item 2. Acquisition or Disposition of Assets the Registrant's sale of all the issued and outstanding capital stock of Continental Gas, Inc. to the Registrant's shareholders.

     On August 18, 2004, the Registrant filed a current report on Form 8-K to report under Item 4. Changes in Registrant's Certifying Accountant the Registrant's notice on August 13, 2004, that Ernst & Young had resigned from serving as the independent accountant for the Registrant.

     On September 22, 2004, the Registrant filed a current report on Form 8-K to report under Item 4.01 Changes in Registrant's Certifying Accountant the Registrant's engagement of Grant Thornton LLP to act as the independent accountant.

     On October 8, 2004, the Registrant filed a current report on Form 8-K to report under Item 2.04 Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement the Registrant provided notice to the Trustee that the Registrant will redeem all of the outstanding Notes on November 22, 2004.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Continental Resources, Inc.

Date: November 11, 2004       By: /S/ ROGER V. CLEMENT
                                      Roger V. Clement
                                      Senior Vice President and Chief Financial
                                        Officer

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

4.1.2  Second Amendment to the Revolving       Incorporated herein by reference
       Credit Agreement dated October 22,
       2003, among the Registrant, Union Bank
       of California, N.A., Guaranty Bank, FSB
       and Fortis Capital Corp.

4.1.3 Third Amendment to the Revolving Credit Incorporated herein by reference Agreement dated April 14, 2004, among the Registrant, Union Bank of
       California, N.A., Guaranty Bank, FSB,
       Fortis Capital Corp., and The Royal
       Bank of Scotland plc.

4.1.4  Fourth Amendment to the Revolving       Incorporated herein by reference
       Credit Agreement dated July 21, 2004,
       among the Registrant, Union Bank of
       California, N. A., Guaranty Bank, FSB,
       Fortis Capital Corp., and The Royal
       Bank of Scotland plc.

4.1.5  Fifth Amendment to Fourth Amended and   Filed herewith electronically
       Restated Credit Agreement dated
       September 3, 2004, among the Registrant,
       Union Bank of California, N.A.,
       Guaranty Bank, FSB, Fortis Capital Corp., and The Royal Bank of Scotland plc.

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

10.3 Stock Pledge Agreement dated March 28, Incorporated herein by reference 2002, between Registrant and Guaranty
       Bank, FSB, as Agent.

10.4 Continental Resources, Inc. 2000 Stock Incorporated herein by reference Option Plan.

10.5   Form of Incentive Stock Option          Incorporated herein by reference
       Agreement.

10.6   Form of Non-Qualified Stock Option      Incorporated herein by reference
       Agreement.

10.7   Collateral Assignment of Contracts      Incorporated herein by reference
       dated March 28, 2002, between
       Registrant and Guaranty Bank, FSB, as
       Agent.

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