Form 10-Q
period 2007-03-31
CONTINENTAL RESOURCES INC
filed 2007-06-19
CIK 732834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-32886

CONTINENTAL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	73-0767549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

302 N. Independence, Suite 1500, Enid, Oklahoma	73701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (580) 233-8955

Former name, former address and former fiscal year, if changed since last report: Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 168,007,636 common shares were outstanding on June 15, 2007.

CONTINENTAL RESOURCES, INC.

FORM 10-Q

Quarter Ended March 31, 2007

Unless the context otherwise indicates, all references in this report to “Continental”, “Company”, “we”, “us”, or “our” are to Continental Resources, Inc. and its subsidiary.

PART I. Financial Information

ITEM 1.	Financial Statements

The following condensed balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of Continental Resources, Inc. and Subsidiary have been prepared by the Company in accordance with the accounting policies stated in the Historical Consolidated Financial Statements contained in the Company’s S-1/A filed May 10, 2007 and are based in part on approximations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in such S-1 filing. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America have been included in these unaudited interim condensed consolidated financial statements. The following unaudited condensed consolidated financial statements have also been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The Company filed its Historical Consolidated Financial Statements as part of its S-1/A filed with the Securities and Exchange Commission on May 10, 2007. As described in more detail in Notes to Consolidated Financial Statements – Note 1. Organization and Summary of Significant Accounting Policies – Restatement, the Company restated its consolidated balance sheet, its consolidated statements of income, of changes in shareholders equity and of cash flows as of December 31, 2006 and for the year ended December 31, 2006. The restatement corrected the application of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) which requires that after the Company became a public entity, as defined in SFAS 123(R), (March 7, 2006, the date on which the Company first filed a registration statement) the amount of stock-based compensation expense related to restricted stock and stock options should be adjusted to reflect fair value. For calculating stock-based compensation expense for financial reporting purposes as of March 31, 2006 and for the three months then ended, the Company adjusted the fair value for restricted stock and stock options. As a result, the consolidated financial statements of the Company as of March 31, 2006 and for the three months then ended, have been restated from the amounts previously reported to reflect the changes in stock-based compensation expense. The change resulted in net income being reduced by $4.8 million for the three months ended March 31, 2006. See Notes to Condensed Consolidated Financial Statements – Note 2. Basis of Presentation and Significant Accounting Policies – Restatement for a complete discussion of the effects of the restatement on the Company’s financial statements as of and for the three months ended March 31, 2006.

On May 14, 2007, the Company effected an 11 for 1 stock split by means of a stock dividend. All prior period share and per share information contained in this report has been retroactively restated to give effect to the stock split. On May 14, 2007, the Company amended its certificate of incorporation to, among other things, increase the number of authorized preferred shares to 25 million and common shares to 500 million. Prior to completion of the public offering on May 14, 2007, the Company was an S-corporation and income taxes were payable by its shareholders. In connection with the public offering, the Company converted to a subchapter C-corporation and will record a charge to earnings in the second quarter (estimated to be approximately $180.7 million as if the conversion occurred on March 31, 2007) to recognize deferred taxes. Thereafter, the Company will provide for income taxes on income. See Notes to Condensed Consolidated Financial Statements – Note 2. Basis of Presentation and Significant Accounting Policies – Pro forma information (unaudited) for a complete discussion of the pro forma information presented.

Continental Resources, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	Historical		Pro forma March 31, 2007
	March 31, 2007	December 31, 2006
	(Unaudited)		(Unaudited)
	(in thousands, except share amounts)
Current assets:
Cash and cash equivalents	$8,080	$7,018	$8,080
Receivables:
Oil and gas sales	63,190	55,037	63,190
Affiliated parties	8,167	7,698	8,167
Joint interest and other, net	30,586	26,351	30,586
Inventories	8,250	7,831	8,250
Prepaid expenses	764	1,046	764

Total current assets	119,037	104,981	119,037
Net property and equipment, based on successful efforts method of accounting	849,131	751,747	849,131
Debt issuance costs, net	2,115	2,201	2,115

Total assets	$970,283	$858,929	$970,283

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable trade	$83,018	$100,414	$83,018
Accounts payable to affiliated parties	13,791	13,727	13,791
Dividends payable	33,577	218	33,577
Accrued liabilities	20,140	43,012	20,140
Revenues and royalties payable	30,009	28,738	30,009
Current portion of asset retirement obligation	2,417	2,528	2,417

Total current liabilities	182,952	188,637	182,952
Long-term debt	224,500	140,000	224,500
Other noncurrent liabilities:
Asset retirement obligation, net of current portion	39,674	38,745	39,674
Other noncurrent liabilities	30,604	1,086	30,604

Total other noncurrent liabilities	70,278	39,831	70,278
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $0.01 par value: 25,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $.01 par value: 500,000,000 shares authorized, 159,106,244 shares issued and outstanding at December 31, 2006, 159,155,799 shares issued and outstanding at March 31, 2007	144	144	1,591
Additional paid-in-capital	27,087	27,087	425,841
Retained earnings	465,341	463,255	65,140
Accumulated other comprehensive loss	(19)	(25)	(19)

Total shareholders’ equity	492,553	490,461	492,553

Total liabilities and shareholders’ equity	$970,283	$858,929	$970,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiary

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2007	2006
		(as restated, see Note 2)
	(In thousands, except per share data)
Revenues:
Oil and natural gas sales	$108,512	$27,781
Oil and natural gas sales to affiliates	7,472	71,987
Oil and natural gas service operations	5,139	3,997

Total revenues	121,123	103,765
Operating costs and expenses:
Production expense	12,024	10,478
Production expense to affiliates	3,961	5,084
Production tax	6,163	4,367
Exploration expense	2,304	2,082
Oil and gas service operations	3,219	2,118
Depreciation, depletion, amortization and accretion	20,408	13,292
Property impairments	2,970	1,415
General and administrative	12,973	12,693
Gain on sale of assets	(61)	(222)

Total operating costs and expenses	63,961	51,307

Income from operations	57,162	52,458
Other income (expense):
Interest expense	(3,653)	(2,485)
Other	305	320

	(3,348)	(2,165)

Net income	$53,814	$50,293

Basic net income per share	$0.34	$0.32
Diluted net income per share	0.34	0.32
Dividends per share	0.33	0.38
Pro forma:
Net income	$53,814	$50,293
Pro forma provision for income taxes	20,449	19,111

Pro forma net income	$33,365	$31,182

Pro forma basic net income per share	$0.21	$0.20
Pro forma diluted net income per share	0.21	0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiary

Condensed Consolidated Statements of Shareholders’ Equity

	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ Equity
	(in thousands, except share data)
Balance, January 1, 2006	159,048,626	$144	$27,087	$297,461	$38	$324,730
Comprehensive Income:
Net Income	—	—	—	253,088	—	253,088
Other comprehensive loss	—	—	—	—	(63)	(63)

Total comprehensive income						253,025
Stock options exercised	22,660	—	—	—	—	—
Restricted stock:
Issuance	200,772	—	—	—	—	—
Repurchased and canceled	(23,309)	—	—	—	—	—
Stock withheld for taxes	(37,356)	—	—	—	—	—
Forfeited	(105,149)	—	—	—	—	—
Cash dividends	—	—	—	(87,294)	—	(87,294)

Balance, December 31, 2006	159,106,244	144	27,087	463,255	(25)	490,461
Comprehensive Income:
Net Income (unaudited)	—	—	—	53,814	—	53,814
Other comprehensive loss (unaudited)	—	—	—	—	6	6

Total comprehensive income (unaudited)						53,820
Stock options:
Exercised (unaudited)	157,663	—	—	—	—	—
Repurchased and canceled (unaudited)	(146,663)
Restricted stock:
Issued (unaudited)	58,784	—	—	—	—	—
Repurchased and canceled (unaudited)	(2,794)	—	—	—	—	—
Forfeited (unaudited)	(17,435)	—	—	—	—	—
Cash dividends (unaudited)	—	—	—	(51,728)	—	(51,728)

Balance, March 31, 2007 (unaudited)	159,155,799	$144	$27,087	$465,341	$(19)	$492,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiary

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2007	2006
		(as restated, see Note 2)
	(in thousands)
Cash flows from operating activities:
Net income	$53,814	$50,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	20,039	13,320
Accretion of asset retirement obligation	477	442
Property impairments	2,970	1,415
Amortization of debt issuance costs and other	167	416
(Gain) on sale of assets	(61)	(222)
Dry hole costs	817	639
Equity compensation	7,846	8,058
Changes in assets and liabilities:
Accounts receivable	(12,857)	3,008
Inventories	(419)	(6,275)
Prepaid expenses	282	47
Accounts payable	(25,580)	10,811
Revenues and royalties payable	1,270	(4,235)
Accrued liabilities and other	(447)	(2,632)
Other noncurrent liabilities	(3)	(196)

Net cash provided by operating activities	48,315	74,889
Cash flows from investing activities:
Exploration and development	(112,006)	(56,362)
Purchase of other property and equipment	(1,021)	(2,174)
Purchase of oil and gas properties	(61)	(1,123)
Proceeds from sale of assets	523	895

Net cash used in investing activities	(112,565)	(58,764)
Cash flows from financing activities:
Line of credit and other borrowings	102,500	39,500
Repayment of line of credit and other borrowings	(18,000)	(51,000)
Exercise and repurchase of equity grants	(483)	—
Dividends to shareholders	(18,720)	—
Exercise of options	9	—

Net cash provided by (used in) financing activities	65,306	(11,500)
Effect of exchange rate changes on cash and cash equivalents	6	15

Net change in cash and cash equivalents	1,062	4,640
Cash and cash equivalents at beginning of period	7,018	6,014

Cash and cash equivalents at end of period	$8,080	$10,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Business

Description of Company

Continental Resources, Inc.’s (Continental or the Company) principal business is oil and natural gas exploration, development and production. Continental’s operations are primarily in the Rocky Mountain, Mid-Continent and Gulf Coast regions of the United States.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements of Continental have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. All significant inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements.

The preparation of these interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant of the estimates and assumptions that affect reported results is the estimate of the Company’s oil and natural gas reserves, which is used to compute depreciation, depletion, amortization and impairment on producing oil and gas properties. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America have been included in these unaudited interim condensed consolidated financial statements. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2006 included in the Company’s S-1/A filed May 10, 2007.

Restatement

Subsequent to March 7, 2006, the date on which the Company first filed the registration statement with the Securities and Exchange Commission, management determined for financial reporting purposes, the amount of stock-based compensation expense related to restricted stock and stock options issued to employees should be adjusted to reflect the fair value of our restricted stock and stock options in accordance with SFAS No.123(R). In calculating stock-based compensation expense for financial reporting purposes as of March 31, 2006 and for the three months then ended, the Company adjusted the fair value of restricted stock and stock options from the historical value based on the price provided for in the plan documents to a probability weighted value that considered the probability of an initial public offering. As a result, the consolidated financial statements of the Company as of March 31, 2006 and for the three months then ended, have been restated from the amounts previously reported to reflect the changes in stock-based compensation expense. The changes resulted in net income being reduced by $4.8 million for the three months ended March 31, 2006. A summary of the significant effects of the restatement follows:

	As of March 31, 2006
	As Previously Reported	As Restated
	(in thousands)
Consolidated balance sheet:
Accrued liabilities	$29,889	$34,646
Total current liabilities	166,773	171,530
Retained earnings	292,509	287,752
Total shareholder’s equity	319,793	315,036

	For the three months ended March 31, 2006
	As Previously Reported	As Restated
	(in thousands, except per share data)
Consolidated statement of income:
General and administrative expense	$7,936	$12,693
Total operating costs and expenses	46,550	51,307
Income from operations	57,215	52,458
Net income	$55,050	$50,293
Basic net income per share	$0.35	$0.32
Diluted net income per share	$0.35	$0.32
Pro forma
Net income	$55,050	$50,293
Pro forma provision for income taxes	20,919	19,111

Pro forma net income	34,131	31,182

Pro forma basic net income per share	$0.22	$0.20
Pro forma diluted net income per share	$0.22	$0.20

Other Noncurrent Liabilities

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 6, Classification of Short-term Liabilities Expected to be Refinanced, at March 31, 2007, the Company’s stock compensation liability in the amount of $29.5 million, reflecting the fair value of the Company’s stock options and restricted stock which are liability awards due to the Company’s repurchase obligation prior to becoming a public reporting company, was classified in other noncurrent liabilities pursuant to SFAS No. 6 as the liability to repurchase vested stock grants was eliminated at the time of our public offering in May 2007, prior to the issuance of the March 31, 2007 financial statements. The liability will be transferred to additional paid-in capital in the second quarter of 2007.

Common Stock

On May 14, 2007, the Company effected an 11 for 1 stock split by means of a stock dividend. All prior period share and per share information contained in this report has been retroactively restated to give effect to the stock split. On May 14, 2007, the Company amended its certificate of incorporation to, among other things, increase the number of authorized preferred shares to 25 million and common shares to 500 million.

Pro forma information (unaudited)

Pro forma adjustments are reflected on the 2007 consolidated balance sheet to adjust for the reclassification of undistributed earnings between retained earnings and additional paid-in capital in connection with the Company’s conversion from an S-corporation to a C-corporation in connection with its initial public offering as if the conversion had occurred on March 31, 2007.

Pro forma adjustments are reflected on the consolidated statements of income to provide for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, as if the Company had been a C-corporation for all periods presented. A statutory Federal tax rate of 35% and effective state tax rate of 3% (net of Federal income tax effects) were used for the pro forma enacted tax rate for all periods. The pro forma tax effects are based upon currently available information. Management believes that these assumptions provide a reasonable basis for representing the pro forma tax effects.

Pro forma adjustments are reflected in the consolidated statement of income for the three months ended March 31, 2007, to adjust earnings per share to give effect to the number of shares issued in the Company’s initial public offering whose net proceeds would be sufficient to pay the $33.3 million of cash dividends declared but not paid as of March 31, 2007 (approximately 2.4 million shares).

Recent Accounting Pronouncement

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB finalized SFAS No. 157, Fair Value Measurements which will become effective in 2008. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures in our consolidated financial statements beginning in the first quarter of 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No, 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management does not believe that the implementation of SFAS No. 159 will have a material impact on the Company’s consolidated financial statements.

Note 3. Long-term Debt

Long-term debt as of March 31, 2007 and December 31, 2006, consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Credit Facility due April 12, 2011	$224,500	$140,000

The credit facility matures on April 12, 2011. At the Company’s election, the maturity date can be extended for up to two one-year periods. Borrowings under the facility bear interest, payable quarterly, at a rate per annum equal to the London Interbank Offered Rate for one, two, three or six months, as elected by the Company, plus a margin ranging from 100 to 175 basis points, depending on the percentage of its borrowing base utilized, or the lead banks reference rate. The credit facility has a note amount of $750 million, a borrowing base of $500 million, subject to semi-annual re-determination, and a commitment level of $300 million. Under the terms of the credit facility, the Company is allowed to set the commitment level up to the borrowing base. On April 17, 2007, the Credit Agreement was amended and the borrowing base was increased to $600 million.

The credit facility contains certain covenants including that the Company maintain a current ratio of not less than 1.0 to 1.0 (inclusive of availability under the Credit Agreement) and a Total Funded Debt to EBITDAX, as defined, of no greater than 3.75 to 1.0. The Company was in compliance with these covenants at March 31, 2007.

The Company had $75.5 million available under the Credit Agreement at March 31, 2007 and incurs commitment fees of 0.2% of the daily average excess of the commitment amount over the outstanding credit balance.

The Company paid approximately $1.1 million in debt issuance fees for the credit facility, which was capitalized and is being amortized on a straight-line basis, which approximates the effective interest method over the life of the credit facility. The Company’s weighted average interest rate was 6.46% at March 31, 2007.

In connection with the Company’s initial public offering completed on May 14, 2007, the Company used the net proceeds of $122.9 million to reduce debt outstanding under the credit facility. The outstanding debt balance at May 31, 2007 was $125.5 million.

Note 4. Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Diluted net income per share reflects the potential dilution of non-vested restricted stock awards and dilutive stock options, which are calculated using the treasury stock method as if these options were exercised. The following table sets forth net income per share and the computation of shares used in the basic and diluted net income per share computations for the three months ended March 31, 2007 and 2006:

	March 31,
	2007	2006
		(as restated)
	(in thousands, except per share data)
Net income	$53,814	$50,293

Number of common shares:
Weighted average shares outstanding	158,344	158,058
Effect of dilutive securities:
Restricted stock	267	290
Employee stock options	974	1,171

Shares used in diluted net income per share	159,585	159,519

Net income per common share:
Basic	$0.34	$0.32
Diluted	$0.34	$0.32

Note 5. Cash Flow Information

Net cash provided by operating activities reflects cash interest payments of $2.8 million for the three months ended March 31, 2007 and 2006. Non-cash investing and financing activities include asset retirement obligations of $416,000 and $606,000 for the three months ended March 31, 2007 and 2006, respectively.

Note 6. Commitments and Contingencies

The Company is involved in various legal proceedings in the normal course of business, none of which, in the opinion of management, will have a material adverse effect on the financial position or results of operations of the Company. As of March 31, 2007 and December 31, 2006, the Company has provided a reserve of $670,000 for various matters none of which are believed to be individually significant. Due to the nature of the oil and gas business, the Company is exposed to possible environmental risks. The Company is not aware of any material environmental issues or claims.

Note 7. Recent Events

On May 14, 2007, the Company announced the pricing of its initial public offering of 29,500,000 shares of its common stock at $15.00 per share. The shares are listed on the New York Stock Exchange under the symbol CLR. The Company sold 8,850,000 shares of common stock in the offering and Harold G. Hamm, the Chairman and Chief Executive Officer and principal shareholder of the Company, sold 20,650,000 shares of common stock in the offering. The offering closed on May 18, 2007 and the net proceeds of $122.9 million received by the Company for the sale of 8,850,000 shares in the offering were used to repay outstanding indebtedness under the Company’s revolving credit facility.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements, and the notes included in registration statement on Form S-1/A filed with the Securities and Exchange Commission on May 10, 2007. Our operating results for the periods discussed may not be indicative of future performance. Statements concerning future results are forward-looking statements. In the text below, financial statement numbers have been rounded; however, the percentage changes are based on amounts that have not been rounded.

Overview

Continental Resources, Inc. is an independent oil and natural gas exploration and production company with operations in the Rocky Mountain, Mid-Continent and Gulf Coast regions of the United States. We focus our exploration activities in large new or developing plays that provide us the opportunity to acquire undeveloped acreage positions for future drilling operations. We have been successful in targeting large repeatable resource plays where horizontal drilling, advanced fracture stimulation and enhanced recovery technologies provide the means to economically develop and produce oil and natural gas reserves from unconventional formations. As a result of these efforts, we have grown substantially through the drill bit.

We derive our operating income and cash flow from the sale of oil and natural gas. We expect that growth in our operating income and revenues will primarily depend on our ability to increase our oil and natural gas production and on product mixes. In recent years, there has been significant volatility in natural gas and oil prices due to a variety of factors we cannot control or predict. These factors, which include weather conditions, political and economic events, and competition from other energy sources, impact supply and demand for oil and natural gas, which determines the pricing. In addition, the price we realize for our oil and natural gas production is affected by location differences in market prices.

In the first quarter of 2007, our oil and gas production increased to 2,512 MBoe (27,911 Boepd), up 22% from the first quarter of 2006. The increase in 2007 production primarily resulted from an increase in production from our Red River units and Bakken field. Oil and natural gas revenues for the first quarter of 2007 increased by 16% to $116.0 million as volume increases were partially offset by a decrease in prices. Our realized price per Boe decreased $4.39 to $46.47 for the first quarter of 2007 compared to the first quarter of 2006. While we experienced increases in production expense and production tax of $0.4 million and $1.8 million, respectively, our increase in sales volumes resulted in a decrease in combined per unit cost of $1.29 per Boe. Oil sales volumes are 16 MBbls and 96 MBbls less than oil production for the three months ended March 31, 2007 and 2006, respectively, due to storage of oil in various Rocky Mountain pipelines. Our cash flow from operating activities for the three months ended March 31, 2007, was $48.3 million, a decrease of $26.6 million from $74.9 million provided by our operating activities during the comparable 2006 period. The decrease in operating cash flows was mainly due to changes in working capital items including an increase in accounts receivables, both revenue and joint interest, and reduction of trade accounts payable. During the three months ended March 31, 2007, we invested $121.3 million in our capital program primarily in the Red River units, the Bakken field and the Woodford Shale play.

How We Evaluate Our Operations

We use a variety of financial and operational measures to assess our performance. Among these measures are (1) volumes of oil and natural gas produced, (2) oil and natural gas prices realized, (3) per unit operating and administrative costs and (4) EBITDAX. The following table contains unaudited financial and operational highlights for the first quarter of 2007 compared to the corresponding period in the prior year.

	Three months ended March 31,
	2007	2006
		(as restated)
Average daily production:
Crude oil (Bopd)	23,105	18,627
Natural gas (Mcfd)	28,835	25,401
Crude oil equivalent (Boepd)	27,911	22,861
Average prices: (1)
Crude oil ($ /Bbl)	$48.48	$52.81
Natural gas ($ / Mcf)	$6.15	$7.13
Crude oil equivalent ($ /Boe)	$46.47	$50.86
Production expense ($ / Boe)(1)	$6.40	$7.93
General and administrative expense ($ / Boe)(1)	$5.20	$6.47
EBITDAX (in thousands)(2)	$90,996	$77,617
Net income (in thousands)(3)	$53,814	$50,293
Diluted net income per share	$0.34	$0.32

(1)	Oil sales volumes are 16 MBbls and 96 MBbls less than oil production for the three months ended March 31, 2007 and 2006, respectively. Average prices and per unit production expense have been calculated using sales volumes.
(2)	EBITDAX represents earnings before interest expense, income taxes (when applicable), depreciation, depletion, amortization and accretion, property impairments, exploration expense and non-cash compensation expense. EBITDAX is not a measure of net income or cash flow as determined by generally accepted accounting principles (GAAP). A reconciliation of net income to EBITDAX is provided in Managements Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.
(3)	Prior to the public offering, the Company was an S-corporation and income taxes were payable by its shareholders. In connection with the public offering, the Company converted to a subchapter C-corporation and will record a charge to earnings in the second quarter of 2007 (estimated to be approximately $180.7 million as if the conversion occurred on March 31, 2007) to recognize deferred taxes. Thereafter, the Company will provide for income taxes on income.

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Revenues.

Oil and natural gas sales. Oil and natural gas sales for the three months ended March 31, 2007 were $116.0 million, a 16% increase from sales of $99.8 million for the comparable period in 2006. Our sales volumes increased 534 MBoe or 27% over the 2006 volumes due to the continuing success of our secondary recovery and drilling programs. Our realized price per Boe decreased $4.39 to $46.47 for the three months ended March 31, 2007 from $50.86 for the three months ended March 31, 2006. During 2007, the differential between West Texas intermediate oil prices and our realized crude oil prices narrowed. The differential per barrel for the three months ended March 31, 2007 was $8.78 compared to $9.71 for the comparable period in 2006. Factors contributing to the higher differentials in 2006 included Canadian oil imports, increases in production in the Rocky Mountain region, refinery downtime in the Rocky Mountain region, downstream transportation capacity constraints, and reduced seasonal demand for gasoline. Crude oil differentials are better during 2007 due to enhanced transportation capacity and efforts by producers to move crude oil to more favorable markets.

The following tables reflect our production by product and region for the periods presented.

	Three Months ended March 31,				Volume increase	Percent increase
	2007		2006
	Volume	Percent	Volume	Percent
Oil (MBbl)(1)	2,079	83%	1,677	81%	402	24%
Natural Gas (MMcf)	2,595	17%	2,286	19%	309	14%

Total (MBoe)	2,512	100%	2,058	100%	454	22%

	Three Months ended March 31,				Volume increase (decrease)	Percent increase (decrease)
	2007		2006
	Mboe	Percent	Mboe	Percent
Rocky Mountain (1)	2,020	80%	1,586	77%	434	27%
Mid-Continent	427	17%	353	17%	74	21%
Gulf Coast	65	3%	119	6%	(54)	(45)%

Total (MBoe)	2,512	100%	2,058	100%	454	22%

(1)	Oil sales volumes were 16 MBbls less than oil production volumes for the three months ended March 31, 2007 and 96 MBbls less than oil production volumes for the three months ended March 31, 2006

Oil production volumes increased 24% during the three months ended March 31, 2007 in comparison to the three months ended March 31, 2006. Production increases in the Red River units contributed incremental volumes in excess of 2006 levels of 277 MBbls, and the Bakken field contributed 121 MBbls of incremental production. Initial production commenced in the Bakken field in August 2003 and has increased thereafter, as we have continued exploration and development activities within the field. Favorable results from the enhanced recovery program and additional field development have been the primary contributors to production growth in the Red River units. We have invested a minimal amount of capital in our Gulf Coast region resulting in a significant decline in production in this area.

Oil and Natural Gas Service Operations. Our oil and natural gas service operations consist primarily of sales of high-pressure air and the treatment and sale of low quality crude oil, or reclaimed oil. We initiated the sale of high-pressure air from our Red River units to a third party in 2004 and recorded revenues of $0.8 million for the three months ended March 31, 2007 and 2006. For the three months ended March 31, 2007, prices for reclaimed oil sold from our central treating unit were lower than the comparable 2006 period, however, the number of barrels sold increased 29,000 which increased reclaimed oil income by $1.5 million contributing to an overall increase in oil and gas service operations revenue of $1.1 million for the three months ended March 31, 2007. Associated oil and natural gas service operations expenses increased $1.1 million to $3.2 million during the three months ended March 31, 2007 from $2.1 million during the three months ended March 31, 2006 due mainly to an increase of approximately 27,000 additional barrels treated in 2007.

Operating Costs and Expenses

Production Expense and Tax. Production expense increased $423,000 or 3% during the three months ended March 31, 2007 to $16.0 million from $15.6 million during the three months ended March 31, 2006, as a result of new wells drilled. Production expense per Boe decreased to $6.40 per Boe for the three months ended March 31, 2007 from $7.93 per Boe for the three months ended March 31, 2006. While total production expense increased 3% as noted above, sales volumes increased 27% resulting in the decrease in per Boe production expense.

Production taxes increased $1.8 million, or 41% during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Approximately $1.7 million or 96% of the production tax increase was in the Rocky Mountain region. The increase in the Rocky Mountain region is partially due to an increase of 513 MBoe sold in the first quarter of 2007 compared to the first quarter of 2006. Production tax, as a percentage of oil and natural gas sales, was 5.3% for the three months ended March 31, 2007 compared to 4.4% for the three months ended March 31, 2006. Production taxes are based on the wellhead values of production and vary by state. Additionally, some states offer exemptions or reduced production tax rates for wells that produce less than a certain quantity of oil or gas and to encourage certain activities, such as horizontal drilling and enhanced recovery projects. In Montana, new horizontal wells qualify for a tax incentive and are taxed at 0.76% during the first 18 months of production. After the 18 month period expires, the tax rate increases to 9.26%. During the three months ended March 31, 2007, nine wells had reached the end of the 18 month grace period and went from a tax rate of 0.76% to a tax rate of 9.26%. As production tax incentives we currently receive for horizontal wells in Montana continue to reach the end of the 18 month incentive period, our overall rate is expected to increase.

On a unit of sales basis, production expense and production taxes were as follows:

	Three Months ended		Percent
	March 31,		Increase
On a Boe Basis	2007	2006	(Decrease)
Production expense ($/Boe)	$6.40	$7.93	(19)%
Production tax ($/Boe)	2.47	2.23	11%

Production expense and tax ($/Boe)	$8.87	$10.16	(13)%

Exploration Expense. Exploration expense consists primarily of dry hole costs and exploratory geological and geophysical costs that are expensed as incurred. Exploration expense increased $0.2 million in the three months ended March 31, 2007 to $2.3 million due primarily to an increase in dry hole expense of $0.2 million. Exploration capital expenditures were $22.7 million for the three months ended March 31, 2007 compared to $7.6 million for the three months ended March 31, 2006. The Rocky Mountain region comprised 50%, or $11.4 million of the 2007 exploration capital expenditures and the Mid Continent region made up the majority of the remaining balance of $11.3 million.

Depreciation, Depletion, Amortization and Accretion (DD&A.) DD&A on oil and gas properties increased $7.0 million in 2007 due to increased production and additional properties being added through our drilling program. The DD&A rate on oil and gas properties for the three months ended March 31, 2007 was $7.80 per Boe compared to $6.37 per Boe for the three months ended March 31, 2006 reflecting additional costs incurred to develop proved undeveloped reserves and the higher costs of drilling recent wells. Accretion expense increased approximately $35,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Property Impairments. Property impairments increased in the three months ended March 31, 2007 by $1.6 million to $3.0 million compared to $1.4 million during the three months ended March 31, 2006 reflecting increasing lease expirations in the Bakken field and amortization of new fields. Non-producing properties consist of undeveloped leasehold costs and costs associated with the purchase of certain proved undeveloped reserves. Individually significant non-producing properties are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other non-producing properties are amortized on a composite method based on our estimated experience of successful drilling and the average holding period. Impairment provisions for developed oil and gas properties were approximately $33,000 for the three months ended March 31, 2007 compared to $42,000 for the three months ended March 31, 2006.

General and Administrative Expense. General and administrative expense increased $0.3 million to $13.0 million during the three months ended March 31, 2007 from $12.7 million during the comparable period of 2006. General and administrative expense includes non-cash charges for stock-based compensation of $7.8 million and $8.1 million for the three months ended March 31, 2007 and 2006, respectively. General and administrative expenses excluding equity compensation increased $0.5 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Equity compensation decreased $0.3 million due to a decrease in equity compensation expense associated with restricted stock grants under the 2005 long-term incentive plan. The decrease in equity compensation was attributable to a reduction in the number of equity grants. On a per unit basis, general and administrative expense was $5.20 per Boe for the three months ended March 31, 2007 compared to $6.47 per Boe for the three months ended March 31, 2006 as a result of higher sales volumes. We have granted stock options and restricted stock to our employees and non-employee directors. The terms of the grants require that, while we were a non-reporting company, we were required to purchase vested options and restricted stock at each employee’s request at a per share amount derived from our shareholders’ equity value adjusted quarterly for our PV-10. Historically this requirement to revalue share grants each quarter has resulted in significant changes to general and administrative expense. The obligation to purchase the options was eliminated May 14, 2007 when we become a reporting company under Section 12 of the Exchange Act and the liability at that date will be reclassified into additional paid-in capital and the fair value of the existing stock option and restricted stock grants will become fixed at that date for purposes of computing future stock compensation expense.

Gain on Sale of Assets. Gains for the three months ended March 31, 2007 and 2006 amounted to approximately $61,000 and $222,000, respectively, on miscellaneous asset sales.

Interest Expense. Interest expense increased 47% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, due to a higher average outstanding debt balance on our credit facility of $201.3 million for the three months ended March 31, 2007 compared to $130.6 million for the three months ended March 31, 2006 and a higher weighted average interest rate on our credit facility of 6.57% for the three months ended March 31, 2007 compared to 6.11% for the three months ended March 31, 2006.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash flows generated from operating activities and financing provided by our bank credit facility. On May 14, 2007, we completed an initial public offering in which we generated net proceeds of $122.9 million. We believe that funds from operating cash flows and the bank credit facility should be sufficient to meet our cash requirements inclusive of, but not limited to, normal operating needs, debt service obligations, planned capital expenditures, and commitments and contingencies for the next 12 months. We intend to fund our longer term cash requirements beyond 12 months through operating cash flows, commercial bank borrowings and access to equity and debt capital markets. Although our longer term needs may be impacted by factors such as declines in oil and natural gas prices, drilling results, ability to obtain needed capital on satisfactory terms, and other risks which could negatively impact production and our results of operations, we currently anticipate that we will be able to generate or obtain funds sufficient to meet our long-term cash requirements. On January 10, 2007 and March 6, 2007, we declared cash dividends of approximately $18.8 million and $33.3 million to our shareholders for tax purposes and, subject to forfeiture, to holders of unvested restricted stock. On May 14, 2007, we completed our initial public offering and in conjunction therewith, converted from a subchapter S-corporation to a subchapter C-corporation and we do not anticipate paying any additional cash dividends on our common stock in the foreseeable future. At March 31, 2007 and December 31, 2006, we had cash and cash equivalents of $8.1 million and $7.0 million, respectively and available borrowing capacity on our credit facility of $75.7 million and $160.0 million, respectively. On April 17, 2007, the credit facility was amended to increase the borrowing base to $600.0 million. We used the net proceeds of the offering to reduce the balance on our credit facility. The balance of the credit facility at May 31, 2007 was $125.5 million. We have elected to have a commitment level of $300.0 million to reduce our commitment fees and, therefore as of May 31, 2007, have an available borrowing capacity of $174.5 million.

Cash Flow From Operating Activities

Our net cash provided by our operating activities for the three months ended March 31, 2007, was $48.3 million, a decrease of $26.6 million from $74.9 million provided by our operating activities during the comparable 2006 period. The decrease in operating cash flows was mainly due to changes in working capital items including an increase in accounts receivables, both revenue and joint interest, and reduction of trade accounts payable.

Cash Flow From Investing Activities

During the three months ended March 31, 2007 and 2006 we had cash flow used in investing activities (excluding asset sales) of $113.1 million and $59.7 million, respectively in our capital program, inclusive of dry hole and seismic costs. The increase in our capital program was due to the implementation of enhanced recovery and increased density drilling in our Rocky Mountain region and additional exploration and development drilling.

Cash Flow From Financing Activities

Net cash provided by financing activities of $65.3 million for the three months ended March 31, 2007 was mainly used for capital expenditures and to pay cash dividends. Net cash used in financing activities was $11.5 million for the three months ended March 31, 2006 and was attributable to the repayment of long-term debt.

Capital Expenditures

We evaluate opportunities to purchase or sell oil and natural gas properties in the marketplace and could participate as a buyer or seller of properties at various times. We seek acquisitions that utilize our technical expertise or offer opportunities to expand our existing core areas. Expenditures for exploration and development of oil and natural gas properties are the primary use of our capital resources. We currently anticipate investing approximately $437.0 million for capital expenditures in 2007. During the first quarter of 2007, the Company participated in the completion of 54 gross (29.8 net) wells with a 96% gross (95% net) success rate and invested a total of $121.3 million including $108.5 million in drilling and capital facilities and $12.8 million for undeveloped acreage.

Although we cannot provide any assurance, assuming successful implementation of our strategy, including the future development of our proved reserves and realization of our cash flows as anticipated, we believe that our remaining cash balance, cash flows from operations and borrowings available under our credit facility will be sufficient to satisfy our 2007 capital budget.

Recent Accounting Pronouncement

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB finalized SFAS No. 157, Fair Value Measurements which will become effective in 2008. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures in our consolidated financial statements beginning in the first quarter of 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No, 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management does not believe that the implementation of SFAS No. 159 will have a material impact on the Company’s consolidated financial statements.

Contractual Commitments

There have been no material changes in our contractual commitments from those disclosed in our Prospectus dated May 14, 2007 filed with the Securities and Exchange Commission on May 16, 2007.

Critical Accounting Policies

There has been no change in our critical accounting policies from those disclosed in our Prospectus dated May 14, 2007 filed with the Securities and Exchange Commission on May 16, 2007.

Disclosure Regarding Forward-Looking Statements

This report includes forward-looking information that is subject to a number of risks and uncertainties, many of which are beyond our control. All information, other than historical facts included in this report, regarding our strategy, future operations, drilling plans, estimated reserves, future production, estimated capital expenditures, projected costs, the potential of drilling prospects and other plans and objectives of management are forward-looking information. All forward-looking statements speak only as of the date of this report. Although the Company believes that the plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, there is no assurance that these plans, intentions or expectations will be achieved. Actual results may differ materially from those anticipated due to many factors, including oil and natural gas prices, industry conditions, drilling results, uncertainties in estimating reserves, uncertainties in estimating future production from enhanced recovery operations, availability of drilling rigs and other services, availability of crude oil and natural gas transportation capacity, availability of capital resources and other factors listed in reports we have filed or may file with the Securities and Exchange Commission.

Non-GAAP Financial Measures

EBITDAX represents earnings before interest expense, income taxes (when applicable), depreciation, depletion, amortization and accretion, property impairments, exploration expense and non-cash compensation expense. EBITDAX is not a measure of net income or cash flow as determined by generally accepted accounting principles (GAAP). EBITDAX should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP or as an indicator of a company’s operating performance or liquidity. Certain items excluded from EBITDAX are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of EBITDAX. The Company’s computations of EBITDAX may not be comparable to other similarly titled measures of other companies. The Company believes that EBITDAX is a widely followed measure of operating performance and may also be used by investors to measure its ability to meet future debt service requirements, if any. The Company’s credit facility requires that it maintain a total debt to EBITDAX ratio of no greater than 3.75 to 1 on a rolling four-quarter basis. The credit facility defines EBITDAX consistently with the definition of EBITDAX utilized and presented by the Company. The following table is a reconciliation of the Company’s net income to EBITDAX.

	Three months ended March 31,
	2007	2006
		(as restated)
Net income	$53,814	$50,293
Interest expense	3,653	2,485
Depreciation, depletion, amortization and accretion expense	20,408	13,292
Property impairments	2,970	1,415
Exploration expense	2,304	2,082
Equity compensation expense	7,847	8,050

EBITDAX	$90,996	$77,617

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

General

We are exposed to a variety of market risks, commodity price risk and interest rate risk. We address these risks through a program of risk management which may include the use of derivative instruments.

Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our oil and gas production, which we market to energy marketing companies, refineries and affiliates. We monitor our exposure to these counterparties primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s credit worthiness. Although we have not generally required our counterparties to provide collateral to support trade receivables owed to us, we routinely require prepayment of working interest holders’ proportionate share of drilling costs. A liability is recorded for such prepayments and subsequently reduced as the associated work is performed. In this manner, we reduce credit risk.

Commodity Price Risk. We are exposed to market risk as the prices of crude oil and natural gas are subject to fluctuations resulting from changes in supply and demand. To partially reduce price risk caused by these market fluctuations, we have hedged in the past, and may hedge in the future a portion of our production, through the utilization of derivatives, including zero-cost collars and fixed price contracts. We had no hedging contracts in place during 2006 or through March 31, 2007 and do not currently plan to hedge any of our 2007 production.

Interest Rate Risk. Our exposure to changes in interest rates relates primarily to long-term debt obligations. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We are exposed to changes in interest rates as a result of our credit facility. We had total indebtedness of $125.5 million outstanding under our credit facility at May 31, 2007. The impact of a 1% increase in interest rates on this amount of debt would result in increased interest expense of approximately $1.3 million per year. The fair value of long-term debt is estimated based on quoted market prices and management’s estimate of current rates available for similar issues. Our long-term debt matures in 2011 and the weighted-average interest rate at March 31, 2007 is 6.46%.

ITEM 4T.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to make timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2007 that have materially affected or is reasonably likely to materially effect our internal controls over financial reporting.

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

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our prospectus dated May 14, 2007 and filed with the Securities and Exchange Commission on May 16, 2007 relating to our initial public offering of common stock (the “Prospectus”). The risk factors listed on pages 11 through 22 under the heading “Risk Factors” in the Prospectus are incorporated herein by reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) The following use of proceeds information is being provided with respect to our registration statement on Form S-1 (file No. 333-132257) which was declared effective by the Securities and Exchange Commission on May 14, 2007.

The offering of our common stock, par value $.01 per share, commenced on May 14, 2007 following the effectiveness of our registration statement on Form S-1 (file No. 333-132257). J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as representatives of the underwriters in the offering. This was our initial public offering of common stock. We issued and sold 8,850,000 shares of our common stock at $15.00 per share. The selling shareholder identified in the registration statement sold 20,650,000 shares of our common stock at $15.00 per share. We did not receive any proceeds from the sale of the shares by the selling shareholder. The offering generated gross proceeds of $132.8 million to us and net proceeds of approximately $122.9 million to us after deducting underwriters’ discounts of approximately $8.0 million and other expenses estimated to be approximately $1.9 million. After the payment of offering expenses we used the net proceeds to repay a portion of the outstanding indebtedness under our credit facility. None of the offering expenses or net proceeds of the offering to us were direct or indirect payments to our directors, officers, affiliates, or to a person owning 10% or more of our common stock. The offering has terminated.

(c) Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On January 4, 2007, the shareholders of Continental by unanimous consent, representing 718,446 shares (pre-split) of our common stock (all of the voting shares of Continental), elected the following persons to serve as directors of Continental for the term indicated.

Director	Annual Meeting at Which Term Expires
Harold G. Hamm	2007
George S. Littell	2007
H. R. Sanders, Jr.	2008
Jack H. Stark	2008
Robert J. Grant	2009
Lon McCain	2009
Mark E. Monroe	2009

On May 16, 2007, the shareholders of Continental by unanimous consent, representing 718,446 shares (pre-split) of company common stock (all of the voting shares of Continental), elected Harold G. Hamm and George S. Littell to serve as members of the Board of Directors of Continental until the annual meeting of shareholders of Continental to be held in 2010.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

See the Exhibit Index accompanying this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Continental Resources, Inc.

Date: June 19, 2007	By:	/s/ John D. Hart
John D. Hart
Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation of Continental Resources, Inc. filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 22, 2007 and incorporated herein by reference.

3.2	Second Amended and Restated Bylaws of Continental Resources, Inc. filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 22, 2007 and incorporated herein by reference.

4.1	Registration Rights Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 22, 2007 and incorporated herein by reference.

4.2	Specimen Common Stock Certificate filed as Exhibit 4.1 to the Company’s registration statement on Form S-1 (file No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.1	Sixth Amended and Restated Credit Agreement among Union Bank of California, N.A., Guaranty Bank, FSB, Fortis Capital Corp., The Royal Bank of Scotland plc, other financial institutions and banks and Continental Resources, Inc. dated April 12, 2006 filed as Exhibit 10.1 to the Company’s registration statement on Form S-1 (file No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.2	Omnibus Agreement among Continental Resources, Inc., Hiland Partners, LLC, Harold Hamm, Hiland Partners GP, LLC, Continental Gas Holdings, Inc. and Hiland Partners, LP effective as of the closing of Hiland Partners, LP’s initial public offering of common units (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Hiland Partners, LP filed on March 30, 2005, Commission File No. 000-51120).

10.3	Compression Services Agreement among Hiland Partners, LP and Continental Resources, Inc. effective as of January 28, 2005 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Hiland Partners, LP filed on March 30, 2005, Commission File No. 000-51120).

10.4	Gas Purchase Contract between Continental Resources, Inc. and Hiland Partners, LP dated November 8, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hiland Partners, LP filed on November 10, 2005, Commission File No. 000-51120).

10.5	Strategic Customer Relationship Agreement among Complete Energy Services, Inc., CES Mid-Continent Hamm, Inc. and Continental Resources, Inc. dated October 14, 2004 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Complete Production Services, Inc. filed on November 15, 2005, Commission File No. 333-128750).

10.6	Continental Resources, Inc. 2000 Stock Option Plan filed as Exhibit 10.6 to the Company’s registration statement on Form S-1 (file No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.7	First Amendment to Continental Resources, Inc. 2000 Stock Option Plan filed as Exhibit 10.7 to the Company’s registration statement on Form S-1 (file No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.8	Form of Incentive Stock Option Agreement filed as Exhibit 10.8 to the Company’s registration statement on Form S-1 (file No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.9	Amended and Restated Continental Resources, Inc. 2005 Long-Term Incentive Plan effective as of April 3, 2006 filed as Exhibit 10.9 to the Company’s registration statement on Form S-1 (file No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.10	Form of Restricted Stock Award Agreement filed as Exhibit 10.10 to the Company’s registration statement on Form S-1 (file No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.11	Amended and Restated Employment Agreement between Continental Resources, Inc. and Mark E. Monroe dated April 3, 2006 filed as Exhibit 10.11 to the Company’s registration statement on Form S-1 (file No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.12	Form of Indemnification Agreement between Continental Resources, Inc. and each of the directors and executive officers thereof filed as Exhibit 10.12 to the Company’s registration statement on Form S-1 (file No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.13	Membership Interest Assignment Agreement by and between Continental Resources, Inc., the Harold Hamm Revocable Inter Vivos Trust, the Harold Hamm HJ Trust and the Harold Hamm DST Trust dated March 30, 2006 filed as Exhibit 10.13 to the Company’s registration statement on Form S-1 (file No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

31.1 *	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2 *	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32 *	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Filed herewith