Form 10-Q
period 2008-03-31
CONTINENTAL RESOURCES INC
filed 2008-05-09
CIK 732834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See definition of, “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 169,083,565 common shares were outstanding on April 30, 2008.

CONTINENTAL RESOURCES, INC.

FORM 10-Q

Quarter Ended March 31, 2008

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

“Proved undeveloped reserves (PUD).” Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for re-completion.

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

PART I. Financial Information

ITEM 1.	Financial Statements

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

Continental Resources, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
	(In thousands, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$3,663	$8,761
Receivables:
Oil and natural gas sales	103,901	95,165
Affiliated parties	29,975	17,146
Joint interest and other, net	61,551	50,779
Inventories	20,055	19,119
Deferred and prepaid taxes	4,440	12,159
Prepaid expenses and other	4,002	2,435

Total current assets	227,587	205,564
Net property and equipment, based on successful efforts method of accounting	1,308,294	1,157,926
Debt issuance costs, net	1,533	1,683

Total assets	$1,537,414	$1,365,173

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable trade	$139,082	$127,730
Accounts payable trade to affiliated parties	14,051	15,090
Accrued liabilities and other	36,559	25,295
Revenues and royalties payable	64,988	67,349
Unrealized derivative losses	8,511	26,703
Current portion of asset retirement obligation	3,409	3,939

Total current liabilities	266,600	266,106
Long-term debt	211,500	165,000
Other noncurrent liabilities:
Deferred tax liability	305,074	271,424
Asset retirement obligation, net of current portion	39,293	38,153
Other noncurrent liabilities	1,303	1,358

Total other noncurrent liabilities	345,670	310,935
Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, $0.01 par value: 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 169,080,934 shares issued and outstanding at March 31, 2008; 168,864,015 shares issued and outstanding at December 31, 2007	1,691	1,689
Additional paid-in-capital	417,974	415,435
Retained earnings	293,979	206,008

Total shareholders’ equity	713,644	623,132

Total liabilities and shareholders’ equity	$1,537,414	$1,365,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiary

Unaudited Condensed Consolidated Income Statements

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
Revenues:
Oil and natural gas sales	$208,699	$108,512
Oil and natural gas sales to affiliates	16,726	7,472
Loss on mark-to-market derivative instruments	(4,608)	—
Oil and natural gas service operations	6,834	5,139

Total revenues	227,651	121,123
Operating costs and expenses:
Production expenses	18,950	12,024
Production expense to affiliates	4,123	3,961
Production tax	12,775	6,163
Exploration expense	5,262	2,304
Oil and natural gas service operations	4,230	3,219
Depreciation, depletion, amortization and accretion	28,646	20,408
Property impairments	4,520	2,970
General and administrative	7,531	12,973
Gain on sale of assets	(79)	(61)

Total operating costs and expenses	85,958	63,961

Income from operations	141,693	57,162
Other income (expense):
Interest expense	(3,411)	(3,653)
Other	299	305

	(3,112)	(3,348)

Income before income taxes	138,581	53,814
Provision for income taxes	50,610	—

Net income	$87,971	$53,814

Basic net income per share	$0.52	$0.34
Diluted net income per share	$0.52	$0.34
Dividends per share	—	$0.33
Pro forma (unaudited):
Income before income taxes		$53,814
Provision for income taxes		20,449

Net income		$33,365

Basic net income per share		$0.21
Diluted net income per share		$0.21

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiary

Condensed Consolidated Statements of Shareholders’ Equity

	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(in thousands, except share data)
Balance, January 1, 2007	159,106,244	$144	$27,087	$463,255	$(25)	$490,461
Comprehensive Income:
Net Income	—	—	—	28,580	—	28,580
Other comprehensive income, net of tax	—	—	—	—	25	25

Total comprehensive income						28,605
Public offering of common stock	8,850,000	89	124,406	—	—	124,495
Reclass for stock split	—	1,447	(1,447)	—	—	—
Adjust for undistributed earnings from conversion to subchapter C corporation	—	—	234,099	(234,099)	—	—
Reclass stock compensation liability to equity	—	—	29,828	—	—	29,828
Stock-based compensation	—	—	3,874	—	—	3,874
Tax benefit on share-based compensation plan	—	—	1,630	—	—	1,630
Stock options:
Exercised	689,476	7	619	—	—	626
Repurchased and canceled	(292,313)	(3)	(3,079)	—	—	(3,082)
Restricted stock:
Issued	629,684	6	—	—	—	6
Repurchased and canceled	(77,441)	(1)	(1,476)	—	—	(1,477)
Forfeited	(41,635)	—	(106)	—	—	(106)
Dividends	—	—	—	(51,728)	—	(51,728)

Balance, December 31, 2007	168,864,015	$1,689	$415,435	$206,008	$—	$623,132
Net Income (unaudited)	—	—	—	87,971	—	87,971
Stock-based compensation (unaudited)	—	—	2,217	—	—	2,217
Tax benefit on share-based compensation plan (unaudited)	—	—	208	—	—	208
Stock options:
Exercised (unaudited)	117,149	1	438	—	—	439
Repurchased and canceled (unaudited)	(10,442)	—	(286)	—	—	(286)
Restricted stock:
Issued (unaudited)	113,149	1	—	—	—	1
Repurchased and canceled (unaudited)	(1,437)	—	(38)	—	—	(38)
Forfeited (unaudited)	(1,500)	—	—	—	—	—

Balance, March 31, 2008 (unaudited)	169,080,934	$1,691	$417,974	$293,979	$—	$713,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiary

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$87,971	$53,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	28,568	20,516
Property impairments	4,520	2,970
Change in derivative fair value	(18,192)	—
Equity compensation	1,368	7,846
Provision for deferred income taxes	40,453	—
Other, net	232	923
Changes in assets and liabilities:
Accounts receivable	(32,337)	(12,857)
Inventories	(936)	(419)
Prepaid expenses and other	(486)	282
Accounts payable	4,867	(25,580)
Revenues and royalties payable	(2,360)	1,270
Accrued liabilities and other	11,193	(447)
Other noncurrent liabilities	(55)	(3)

Net cash provided by operating activities	124,806	48,315
Cash flows from investing activities:
Exploration and development	(121,234)	(112,006)
Purchase of other property and equipment	(1,201)	(1,021)
Purchase of oil and gas properties	(55,113)	(61)
Proceeds from sale of assets	822	523

Net cash used in investing activities	(176,726)	(112,565)
Cash flows from financing activities:
Credit facility borrowing	89,000	102,500
Repayment of credit facility	(42,500)	(18,000)
Payment of stock-based compensation	(324)	(483)
Dividends to shareholders	(1)	(18,720)
Exercise of options	439	9
Tax benefit of excess nonqualified stock option deduction	208	—

Net cash provided by financing activities	46,822	65,306
Effect of exchange rate changes on cash and cash equivalents	—	6

Net change in cash and cash equivalents	(5,098)	1,062
Cash and cash equivalents at beginning of period	8,761	7,018

Cash and cash equivalents at end of period	$3,663	$8,080

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

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements of Continental as of and for the interim period ended March 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The preparation of these interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant of the estimates and assumptions that affect reported results is the estimate of the Company’s oil and natural gas reserves, which is used to compute depreciation, depletion, amortization and impairment on producing oil and gas properties. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America have been included in these unaudited interim condensed consolidated financial statements. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2007.

Pro forma information (unaudited)

Pro forma adjustments are reflected on the condensed consolidated statements of income to provide for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, as if the Company had been a subchapter C corporation for all periods presented. For unaudited pro forma income tax calculations, deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. A statutory Federal tax rate of 35% and effective state tax rate of 3% (net of Federal income tax effects) were used for the pro forma enacted tax rate for 2007. The pro forma tax effects are based upon currently available information. Management believes that these assumptions provide a reasonable basis for representing the pro forma tax effects.

Net Income Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution of non-vested restricted stock awards and dilutive stock options, which are calculated using the treasury stock method as if these options were exercised. The following table sets forth the computation of basic and diluted weighted shares used in the basic and diluted earnings per share computations for the three months ended March 31, 2008 and 2007.

	March 31,
	2008	2007
	(in thousands, except per share data)
Income (numerator):
Net income—basic and diluted	$87,971	$53,814

Weighted average shares (denominator):
Weighted average shares—basic	167,890	158,344
Dilution effect of unvested restricted shares and stock options outstanding at end of period	1,248	1,241

Weighted average shares—diluted	169,138	159,585
Earnings per share:
Basic	$0.52	$0.34
Diluted	$0.52	$0.34

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The Company adopted SFAS No. 157 effective January 1, 2008 and the adoption did not have a material impact on the Company’s consolidated financial statements. See Note 9. Fair Value Measures for disclosures required by SFAS No. 157.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year delay of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

In February 2007, the FASB issued SFAS No, 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. This statement provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 in the first quarter of 2008 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for the Company for fiscal years beginning on or after December 15, 2008. SFAS 141(R) will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 will be applied prospectively. Early adoption is prohibited for both standards. The adoption of SFAS 141(R) and SFAS 160 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133, which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement will be effective for the Company beginning in fiscal 2009. The adoption of this statement will change the disclosures related to derivative instruments held by the Company.

Note 3. Cash Flow Information

Net cash provided by operating activities reflects cash interest payments of $2.6 million for the three months ended March 31, 2008 and $2.8 million for the three months ended March 31, 2007. Non-cash investing and financing activities include asset retirement obligations of $1.0 million and $416,000 for the three months ended March 31, 2008 and 2007, respectively.

Note 4. Derivatives

In July 2007, the Company entered into fixed-price swap contracts covering 10,000 barrels of oil per day for the period from August 2007 through April 2008. During each month of the contract, the Company receives a fixed-price of $72.90 per barrel and pays to the counterparties the average of the prompt NYMEX crude oil futures contract settlement prices for such month. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities requires recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. The Company has elected not to designate its derivatives as cash flow hedges under the provisions of SFAS No. 133. As a result, the Company marks its derivative instruments to fair value in accordance with the provisions of SFAS No. 133 and recognizes the realized and unrealized change in fair value on derivative instruments in the income statements. As of March 31, 2008 the Company had recorded a liability for unrealized losses on derivatives of $8.5 million. For the quarter ended March 31, 2008, the income statements contain realized losses of $2.4 million and unrealized losses of $2.2 million on derivatives.

Note 5. Long-term Debt

The Company had $211.5 million and $165.0 million in long-term debt outstanding as of March 31, 2008 and December 31, 2007, respectively, on its credit facility.

The credit facility matures on April 12, 2011. At the Company’s election, the maturity date can be extended for up to two one-year periods. Borrowings under the facility bear interest, payable quarterly, at a rate per annum equal to the London Interbank Offered Rate for one, two, three or six months, as elected by the Company, plus a margin ranging from 100 to 175 basis points, depending on the percentage of its borrowing base utilized, or the lead bank’s reference rate. The credit facility has a maximum facility amount of $750.0 million, a borrowing base of $600.0 million, subject to semi-annual re-determination, and a commitment level of $400.0 million. Under the terms of the credit facility, the Company is allowed to set the commitment level up to the lesser of the borrowing base or the maximum facility amount. The Company’s weighted average interest rate was 5.22% at March 31, 2008.

The Company had $188.5 million of unused commitments under the Credit Agreement at March 31, 2008 and incurs commitment fees of 0.2% of the daily average excess of the commitment amount over the outstanding credit balance. The credit facility contains certain covenants including that the Company maintain a current ratio of not less than 1.0 to 1.0 (inclusive of availability under the Credit Agreement) and a Total Funded Debt to EBITDAX, as defined, of no greater than 3.75 to 1.0 on a rolling four-quarter basis. The Company was in compliance with these covenants at March 31, 2008.

Note 6. Income Taxes

The following is an analysis of the Company’s consolidated income tax provision for the three months ended March 31, 2008. The Company converted to a subchapter C corporation on May 14, 2007. Prior to this date, the Company was a subchapter S corporation and income taxes were payable by its shareholders. Therefore, no provision for income taxes was recorded in the first quarter of 2007.

Three months ended March 31, 2008
( in thousands)
Current:
Federal	$8,964
State	1,193

Total current benefit	10,157
Deferred:
Federal	36,264
State	4,189

Total tax provision	40,453

Income tax provision	$50,610

The following table reconciles the income tax provision with income tax at the Federal statutory rate for the three months ended March 31, 2008.

Three months ended March 31, 2008
( in thousands)
Federal tax at statutory rate	$48,503
State income taxes, net of federal benefit	3,603
Excess statutory depletion	(848)
Domestic production activities deduction	(716)
Other, net	68

Income tax provision	$50,610

Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
	( in thousands)
Current:
Deferred tax assets (1)
Unrealized losses on derivatives	$3,200	$10,040
Other expenses	646	602

Total current deferred tax assets	3,846	10,642
Noncurrent:
Deferred tax assets
Net operating loss carryforward	—	4,553
Alternative minimum tax carryforward	5,272	6,537
Deferred compensation	2,269	1,952
Other	361	438

Total noncurrent deferred tax assets	7,902	13,480
Deferred tax liabilities
Property and equipment	312,976	284,904

Net noncurrent deferred tax liabilities	305,074	271,424

Net deferred tax liabilities	$301,228	$260,782

(1)	Deferred and prepaid taxes on the consolidated balance sheets at March 31, 2008 and December 31, 2007 contain prepaid taxes of $0.6 million and $1.2 million, respectively.

As of March 31, 2008 the Company has an alternative minimum tax credit carryforward of $5.3 million which does not expire.

Note 7. Commitments and Contingencies

The Company is involved in various legal proceedings in the normal course of business, none of which, in the opinion of management, will have a material adverse effect on the financial position or results of operations of the Company. As of March 31, 2008 and December 31, 2007, the Company has provided a reserve of $958,000 and $1,010,000, respectively, for various matters none of which are believed to be individually significant. Due to the nature of the oil and gas business, the Company is exposed to possible environmental risks. The Company is not aware of any material environmental issues or claims.

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

The Company’s stock option grants under the 2000 Plan are as follows:

	Outstanding		Exercisable
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding December 31, 2007	886,527	$2.28	794,853	$1.88
Exercised	(117,149)	3.75
Outstanding March 31, 2008	769,378	$2.05	677,704	$1.56

The intrinsic value of a stock option is the amount by which the value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised during the three months ended March 31, 2008 was approximately $2.7 million. At March 31, 2008, the exercisable options had a weighted average life of 1.56 years. There was $26,000 of unrecognized compensation expense related to non-vested options. The cost is expected to be recognized during the second quarter of 2008 as the remaining unexercisable shares vest.

Restricted Stock

On October 3, 2005, the Company adopted the Continental Resources, Inc. 2005 Long-Term Incentive Plan (2005 Plan) and reserved a maximum of 5,500,000 shares of non-voting common stock that may be issued pursuant to the 2005 Plan. As of March 31, 2008, the Company had 3,823,939 shares of restricted stock available to grant to directors, officers and key employees under the 2005 Plan. Restricted stock is awarded in the name of the recipient and except for the right of disposal, constitutes issued and outstanding shares of the Company’s common stock for all corporate purposes during the period of restriction including the right to receive dividends, subject to forfeiture. Restricted stock grants vest over periods ranging from one to three years.

The Company began issuing shares of restricted common stock to employees and non-employee directors in October 2005. A summary of the status of the unvested shares of restricted stock as of March 31, 2008, and changes during the three months ended March 31, 2008, is presented below:

	Unvested restricted shares	Weighted average grant-date fair value
Unvested restricted shares at January 1, 2008	1,047,706	$18.36
Granted	113,149	28.95
Vested	(16,863)	8.84
Forfeited	(1,500)	23.74

Outstanding March 31, 2008	1,142,492	$19.54

The fair value of the restricted shares that vested during the three months ended March 31, 2008 at their vesting dates was $0.1 million. As of March 31, 2008, there was $15.5 million of unrecognized compensation expense related to non-vested restricted shares. The expense is expected to be recognized over a weighted average period of 1.7 years.

Note 9. Fair Value Measures

The Company adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which delayed the effective date of SFAS No. 157 by one year for non-financial assets and liabilities. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity price swaps.

Level 3:	Measures based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity).

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of our investments and financial instruments by SFAS No. 157 pricing levels as of March 31, 2008:

	Fair value measurements using
Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Oil derivative swap contracts	—	$8,511	—	$8,511

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Our operating results for the periods discussed may not be indicative of future performance. Statements concerning future results are forward-looking statements. In the text below, financial statement numbers have been rounded; however, the percentage changes are based on amounts that have not been rounded.

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

In the first three months of 2008, our oil and gas production increased to 2,752 MBoe (30,237 Boe per day), up 10% from the first three months of 2007. The increase in 2008 production primarily resulted from an increase in production from our Red River units, Bakken field and Arkoma Woodford shale play. Oil and natural gas revenues for the first three months of 2008 increased by 94% to $225.4 million due to a 75% increase in price and an 11% increase in sales volumes. Our realized price per Boe increased $34.88 to $81.35 for the first three months of 2008 compared to the first three months of 2007. Production expense and production tax increased a combined $13.7 million, or 62%, and combined per unit cost increased $4.07 per Boe, or 46%, due to expanded operations and increased workover activity in 2008. Oil sales volumes were 19 MBbls more than oil production for the first three months of 2008 and 16 MBbls less for the same period in 2007 due to fluctuations in pipeline linefill and temporarily stored barrels. Our cash flow from operating activities for the three months ended March 31, 2008, was $124.8 million, an increase of $76.5 million from $48.3 million provided by our operating activities during the comparable 2007 period. The increase in operating cash flows was mainly due to increases in revenue reflecting increased production volumes and product prices partially offset by higher operating costs. During the three months ended March 31, 2008, we invested $127.8 million (inclusive of non-cash accruals of $5.4 million) in our capital program primarily in the North Dakota Bakken field and the Cedar Hills fields in the Rocky Mountain area and the Arkoma Woodford shale play in the Mid-Continent region.

How We Evaluate Our Operations

We use a variety of financial and operational measures to assess our performance. Among these measures are (1) volumes of oil and natural gas produced, (2) oil and natural gas prices realized, (3) per unit operating and administrative costs and (4) EBITDAX. The following table contains unaudited financial and operational highlights for the three months ended March 31, 2008 compared to the corresponding period in the prior year.

	Three Months ended March 31,
	2008	2007
Average daily production:
Oil (Bopd)	24,043	23,105
Natural gas (Mcfd)	37,160	28,835
Oil equivalents (Boepd)	30,237	27,911
Average prices: (1)
Oil ($/Bbl)	$90.55	$48.48
Natural gas ($/Mcf)	7.55	6.15
Oil equivalents ($/Boe)	81.35	46.47
Production expense ($/Boe) (1)	8.33	6.40
General and administrative expense ($/Boe) (1)	2.72	5.20
EBITDAX (in thousands) (2)	183,968	90,996
Net income (in thousands) (3)	87,971	53,814
Pro forma net income (in thousands) (4)	—	33,365
Diluted net income per share	0.52	0.34
Pro forma diluted net income per share (4)	—	0.21

(1)	Oil sales volumes were 19 MBbls more than oil production for the three months ended March 31, 2008 and 16 MBbls less than oil production for the three months ended March 31, 2007. Average prices and per unit expenses have been calculated using sales volumes and excluding any effect of derivative transactions.
(2)	EBITDAX represents earnings before interest expense, income taxes (when applicable), depreciation, depletion, amortization and accretion, property impairments, exploration expense, unrealized derivative gains and losses and non-cash compensation expense. EBITDAX is not a measure of net income or cash flow as determined by generally accepted accounting principles (GAAP). A reconciliation of net income to EBITDAX is provided in Managements Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.
(3)	Prior to the public offering, we were a subchapter S corporation and income taxes were payable by our shareholders and as a result, there was no provision for income taxes for the period ended March 31, 2007. In connection with the public offering, we converted to a subchapter C corporation and recorded a charge to earnings in the second quarter of 2007 of $198.4 million to recognize deferred taxes relating to the timing differences that existed at May 14, 2007, the date we converted to a subchapter C corporation.
(4)	Pro forma adjustments are reflected to provide for income taxes in accordance with SFAS No. 109 as if we had been a subchapter C corporation for all periods presented. A statutory Federal tax rate of 35% and effective state tax rate of 3% (net of Federal income tax effects) were used for the pro forma enacted tax rate for 2007.

Results of Operations

The following table presents selected financial and operating information for each of the three month periods indicated below:

	March 31,
(in thousands, except volume price data)	2008	2007
Oil and natural gas sales	$225,425	$115,984
Loss on mark-to-market derivative instruments	(4,608)	—
Total revenues	227,651	121,123
Operating costs and expenses	85,958	63,961
Other expense	3,112	3,348

Net income, before income taxes	138,581	53,814
Provision for income taxes	50,610	—

Net income	$87,971	$53,814
Production Volumes:
Oil (MBbl)	2,188	2,079
Natural gas (MMcf)	3,382	2,595
Oil equivalents (MBoe)	2,752	2,512
Sales Volumes:
Oil (MBbl)	2,207	2,063
Natural gas (MMcf)	3,382	2,595
Oil equivalents (MBoe)	2,771	2,496
Average Prices: (1)
Oil ($/Bbl)	$90.55	$48.48
Natural gas ($/Mcf)	$7.55	$6.15
Oil equivalents ($/Boe)	$81.35	$46.47

(1)	Oil sales volumes were 19 MBbls more than oil production for the three months ended March 31, 2008 and 16 MBbls less than oil production for the three months ended March 31, 2007. Average prices and per unit expenses have been calculated using sales volumes and excluding any effect of derivative transactions.

Production

The following tables reflect our production by product and region for the periods presented.

	Three Months Ended March 31,
	2008		2007		Volume increase	Percent increase
	Volume	Percent	Volume	Percent
Oil (MBbl)(1)	2,188	80%	2,079	83%	109	5%
Natural Gas (MMcf)	3,382	20%	2,595	17%	787	30%

Total (MBoe)	2,752	100%	2,512	100%	240	10%

	Three Months Ended March 31,				Volume increase (decrease)	Percent increase (decrease)
	2008		2007
	MBoe	Percent	MBoe	Percent
Rocky Mountain (1)	2,174	79%	2,020	80%	154	8%
Mid-Continent	522	19%	427	17%	95	22%
Gulf Coast	56	2%	65	3%	(9)	(14)%

Total (MBoe)	2,752	100%	2,512	100%	240	10%

(1)	Oil sales volumes were 19 MBbls more than oil production volumes for the three months ended March 31, 2008 and 16 MBbls less than oil production volumes for the three months ended March 31, 2007.

Oil production volumes increased 5% during the three months ended March 31, 2008 in comparison to the three months ended March 31, 2007. Production increases in the Red River units contributed incremental volumes in excess of 2007 levels of 62 MBbls and the Rockies Other area contributed 37 MBbls of incremental production. Favorable results from our enhanced recovery program and increased density drilling have been the primary contributors to production growth in the Rocky Mountain area. Gas volumes increased 787 MMcf, or 30% during the three months ended March 31, 2008 compared to the same time period in 2007. The majority of the gas increase, 595 MMcf, was from the Mid-Continent region due to the results of our exploration efforts and successful drilling in the Arkoma Woodford shale play. The Rocky Mountain region gas production was up 327 MMcf for the three months ended March 31, 2008 compared to the same time period in 2007 due to additional gas being sold through the Hiland Partners Badlands plant which became operational in late August 2007. Gas production in the first quarter of 2008 in the Rocky Mountain area was partially curtailed due to unexpected downtime at the Badlands plant. Through March 31, 2008, we sold 949 MMcf of gas from the Red River units through the Badlands plant. We have invested a minimal amount of capital in our Gulf Coast region resulting in a decline in production of 9 MBoe for the three months ended March 31, 2008 compared to the same time period in 2007.

Revenues

Oil and Natural Gas Sales. Oil and natural gas sales for the three months ended March 31, 2008 were $225.4 million, a 94% increase from sales of $116.0 million for the comparable period in 2007. Our sales volumes increased 275 MBoe or 11% over the 2007 volumes due to the continuing success of our enhanced oil recovery and drilling programs. Our realized price per Boe increased 75%, or $34.88 to $81.35 for the three months ended March 31, 2008 from $46.47 for the three months ended March 31, 2007. During 2008, the differential between NYMEX calendar month average crude oil prices and our realized crude oil prices narrowed. The differential per barrel for the three months ended March 31, 2008 was $7.41 compared to $9.88 for the comparable period in 2007. Crude oil differentials are better during 2008 due to enhanced transportation capacity and efforts by us to move crude oil to more favorable markets.

Derivatives. In July 2007, we entered into fixed-price swap contracts covering 10,000 barrels of oil per day for the period from August 2007 through April 2008. During each month of the contract, we receive a fixed-price of $72.90 per barrel and pay to the counterparties the average of the prompt NYMEX crude oil future contract settlement prices for such month. Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities requires recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We elected not to designate our derivatives as cash flow hedges under the provisions of SFAS No. 133. As a result, we mark our derivative instruments to fair value in accordance with the provisions of SFAS No. 133 and recognize the realized and unrealized change in fair value as a gain (loss) on derivative instruments in the statements of income. During the three months ended March 31, 2008, we had realized losses on derivatives of $2.4 million and unrealized losses on derivatives of $2.2 million.

Oil and Natural Gas Service Operations. Our oil and natural gas service operations consist primarily of sales of high-pressure air and the treatment and sale of lower quality crude oil, or reclaimed oil. We sold high-pressure air from our Red River units to a third party and recorded revenues of $0.7 million for the three months ended March 31, 2008 and $0.8 million for the three months ended March 31, 2007. Prices for reclaimed oil sold from our central treating unit were $40.80 higher for the three months ended March 31, 2008 than the comparable 2007 period which increased reclaimed oil income by $1.6 million contributing to an overall increase in oil and gas service operations revenue of $1.7 million for the three months ended March 31, 2008. Associated oil and natural gas service operations expenses increased $1.0 million to $4.2 million during the three months ended March 31, 2008 from $3.2 million during the three months ended March 31, 2007 due mainly to an increase of $37.52 per barrel in the costs of purchasing and treating oil for resale compared to the same period in 2007.

Operating Costs and Expenses

Production Expense and Tax. Production expense increased $7.1 million, or 44% during the three months ended March 31, 2008 to $23.1 million from $16.0 million during the three months ended March 31, 2007. Our costs increased as a result of new wells being drilled coupled with workovers and repairs on existing wells. Additionally, we have experienced increases in energy, chemical and service costs. During the three months ended March 31, 2008, we participated in the completion of 54 gross (28.7 net) wells. Production expense per Boe increased to $8.33 per Boe for the three months ended March 31, 2008 from $6.40 per Boe for the three months ended March 31, 2007.

Production taxes increased $6.6 million, or 107% during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 as a result of higher revenues from increased sales prices and volumes. The majority of the production tax increase was in the Rocky Mountain region due to higher realized prices and an increase of 189 MBoe sold in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Production tax as a percentage of oil and natural gas sales was 5.67% for the three months ended March 31, 2008 compared to 5.31% for the three months ended March 31, 2007. Production taxes are based on the wellhead values of production and vary by state. Additionally, some states offer exemptions or reduced production tax rates for wells that produce less than a certain quantity of oil or gas and to encourage certain activities, such as horizontal drilling and enhanced recovery projects. In Montana, North Dakota and Oklahoma new horizontal wells qualify for a tax incentive and are taxed at a lower rate during their initial months of production. After the incentive period expires, the tax rate increases to the statutory rates. Our overall rate is expected to increase as production tax incentives we currently receive for horizontal wells reach the end of their incentive period.

On a unit of sales basis, production expense and production taxes were as follows:

	Three Months Ended March 31,		Percent Increase
	2008	2007
Production expense ($/Boe)	$8.33	$6.40	30%
Production tax ($/Boe)	4.61	2.47	87%
Production expense and tax ($/Boe)	$12.94	$8.87	46%

Exploration Expense. Exploration expenses consist primarily of dry hole costs and exploratory geological and geophysical costs that are expensed as incurred. Exploration expenses increased $3.0 million during the three months ended March 31, 2008 to $5.3 million due primarily to an increase in seismic expense of $3.3 million partially offset by a decrease in dry hole expense. Dry hole costs were $0.8 million in 2007 and decreased to $0.3 million in 2008 even though exploratory capital expenditures increased by approximately 69% as a result of more successful exploration activities.

Depreciation, Depletion, Amortization and Accretion (DD&A.) DD&A increased $8.2 million in 2008 primarily due to an increase in oil and gas DD&A of $8.1 million as a result of increased production and additional properties being added through our drilling program. The following table shows the components of our DD&A rate for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
($/Boe)	2008	2007
Oil and gas	$9.97	$7.80
Other equipment	0.19	0.18
Asset retirement obligation accretion	0.18	0.19

Depreciation, depletion, amortization and accretion	$10.34	$8.17

The increase in the oil and gas DD&A rate reflects the additional costs incurred to develop proved undeveloped reserves and the higher costs of drilling and completing wells. Our DD&A rate may continue to increase due to drilling for higher cost reserves.

Property Impairments. Property impairments increased during the three months ended March 31, 2008 by $1.5 million to $4.5 million compared to $3.0 million during the three months ended March 31, 2007 primarily as a result of the impairment of developed properties reaching the end of their economic lives in the amount of $1.3 million. Impairment of non-producing properties increased $0.3 million during the three months ended March 31, 2008 to $3.2 million compared to $2.9 million for 2007. Non-producing properties consist of undeveloped leasehold costs and costs associated with the purchase of certain proved undeveloped reserves. Individually significant non-producing properties are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other non-producing properties are amortized on a composite method based on our estimated experience of successful drilling and the average holding period.

General and Administrative Expense. General and administrative expense decreased $5.5 million to $7.5 million during the three months ended March 31, 2008 from $13.0 million during the same period in 2007. General and administrative expense includes non-cash charges for stock-based compensation of $1.4 million and $7.8 million for the three months ended March 31, 2008 and 2007, respectively. Stock compensation expense was higher in 2007 due to the increase in value of the stock as we approached our initial public offering. Until our initial public offering in May 2007, the outstanding options and restricted stock were accounted for as liability awards and their value fluctuated with the value of the underlying stock. General and administrative expenses excluding equity compensation increased $0.9 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. On a volumetric basis, general and administrative expense was $2.72 per Boe for the three months ended March 31, 2008 compared to $5.20 per Boe for the three months ended March 31, 2007.

Gain on Sale of Assets. Gains on miscellaneous asset sales for the three months ended March 31, 2008 was approximately $79,000 compared to $61,000 for the three months ended March 31, 2007.

Interest Expense. Interest expense decreased 7%, or $0.2 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, due to a lower weighted average interest rate on our credit facility of 5.77% for the three months ended March 31, 2008 compared to 6.57% for the three months ended March 31, 2007. Our average outstanding debt balance on our credit facility increased to $207.7 million for the three months ended March 31, 2008 compared to $201.3 million for the three months ended March 31, 2007. At April 30, 2008, our outstanding balance was $236.5 million and our weighted average interest was 4.44%. Our weighted average interest rate has fallen in 2008 as LIBOR rates have dropped.

Income Taxes. Income taxes for the three months ended March 31, 2008 were $50.6 million for an effective tax rate of 36.5%. See Note 6. Income Taxes in Notes to Unaudited Condensed Consolidated Financial Statements for more information.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash flows generated from operating activities and financing provided by our bank credit facility. We believe that funds from operating cash flows and the bank credit facility should be sufficient to meet our cash requirements inclusive of, but not limited to, normal operating needs, debt service obligations, planned capital expenditures, and commitments and contingencies for the next 12 months. We intend to fund our longer term cash requirements beyond 12 months through operating cash flows, commercial bank borrowings and access to equity and debt capital markets. Although our longer term needs may be impacted by factors such as proved reserve acquisitions, declines in oil and natural gas prices, drilling results, ability to obtain needed capital on satisfactory terms, and other risks which could negatively impact production and our results of operations, we currently anticipate that we will be able to generate or obtain funds sufficient to meet our long-term cash requirements.

At March 31, 2008 and December 31, 2007, we had cash and cash equivalents of $3.7 million and $8.8 million, respectively. At March 31, 2008, our available borrowing capacity on our credit facility was $188.5 million. The amount borrowed under the credit facility at April 30, 2008 was $236.5 million. As of April 30, 2008 we have unused commitments of $163.5 million.

Cash Flow From Operating Activities

Our net cash provided by our operating activities for the three months ended March 31, 2008, was $124.8 million, an increase of $76.5 million from $48.3 million provided by our operating activities during the comparable 2007 period. The increase in operating cash flows was mainly due to increases in revenue reflecting increased production volumes and product prices partially offset by higher operating costs.

Cash Flow From Investing Activities

During the three months ended March 31, 2008 and 2007 we had cash flows used in investing activities (excluding asset sales) of $177.5 million and $113.1 million, respectively in our capital program, inclusive of dry hole and seismic costs. The increase in our capital program was mainly due to increased drilling in our Rocky Mountain region and in our Arkoma Woodford shale play.

Cash Flow From Financing Activities

Net cash provided by financing activities of $46.8 million for the three months ended March 31, 2008 was mainly the result of amounts borrowed under our credit facility to fund capital expenditures, including acquisitions. Net cash provided by financing activities was $65.3 million for the three months ended March 31, 2007 and was mainly used for capital expenditures and to pay cash dividends.

Capital Expenditures

We evaluate opportunities to purchase or sell oil and natural gas properties in the marketplace and could participate as a buyer or seller of properties at various times. We seek acquisitions that utilize our technical expertise or offer opportunities to expand our existing core areas such as the purchase of producing properties in the Williston Basin for $55.2 million in January 2008. Acquisition expenditures are not budgeted. Expenditures for exploration and development of oil and natural gas properties are the primary use of our capital resources. During the first three months of 2008, we participated in the completion of 54 gross (28.7 net) wells and invested a total of $127.9 million including $111.1 million in drilling and capital facilities and $15.6 million for undeveloped acreage.

Since late 2007, our cash flow outlook has increased significantly and as a result in April 2008, the Board of Directors approved an increase in our drilling, land and seismic capital expenditures budget from $616 million to $783 million. In addition to the revised capital budget, we have invested $70 million for acquisitions through April 30, 2008. The following table shows our gross and net wells and capital expenditures (excluding land, seismic and other) based on the increased capital expenditure budget.

	Number of Budgeted Wells		Capital Expenditures Budget (1) ( in millions)
	Gross	Net
Rockies:
Red River units	40	36	$184
Bakken field
Montana Bakken	17	13	54
North Dakota Bakken	85	28	191
Other	20	13	30
Mid-Continent:
Arkoma Woodford	159	23	130
Other	68	50	53
Gulf Coast	9	5	21

Total	398	168	$663

(1)	Excludes budgeted expenditures of $29 million for seismic, $78 million for land and $13 million for vehicles, computers and other equipment.

Although we can not provide any assurance, assuming successful implementation of our strategy, including the future development of our proved reserves and realization of our cash flows as anticipated, we believe that our remaining cash balance, cash flows from operations and borrowings available under our credit facility will be sufficient to satisfy our 2008 capital budget.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. We adopted SFAS No. 157 effective January 1, 2008 and the adoption did not have a material impact on our consolidated financial statements. See Note 9. Fair Value Measures for disclosures required by SFAS No. 157.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year delay of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

In February 2007, the FASB issued SFAS No, 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. This statement provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 in the first quarter of 2008 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for our fiscal years beginning on or after December 15, 2008. SFAS 141(R) will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 will be applied prospectively. Early adoption is prohibited for both standards. The adoption of SFAS 141(R) and SFAS 160 is not expected to have a material impact on our consolidated financial position or results of operations.

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133, which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement will be effective for us beginning in fiscal 2009. The adoption of this statement will change the disclosures related to derivative instruments held by us.

Contractual Commitments

In July 2007, we entered into fixed-price swap contracts covering 10,000 barrels of oil per day for the period from August 2007 through April 2008. During each month of the contract, we received a fixed-price of $72.90 per barrel and paid to the counterparties the average of the prompt NYMEX crude oil futures contract settlement prices for such month. These contracts expired in April 2008.

Critical Accounting Policies

There has been no change in our critical accounting policies from those disclosed in our Form 10-K for the year ended December 31, 2007.

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

	Three months ended March 31,
	2008	2007
Net income	$87,971	$53,814
Unrealized derivative loss	2,180	—
Interest expense	3,411	3,653
Provision for income taxes	50,610	—
Depreciation, depletion, amortization and accretion	28,646	20,408
Property impairments	4,520	2,970
Exploration expense	5,262	2,304
Equity compensation	1,368	7,847

EBITDAX	$183,968	$90,996

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Commodity Price Risk. We are exposed to market risk as the prices of crude oil and natural gas are subject to fluctuations resulting from changes in supply and demand. To partially reduce price risk caused by these market fluctuations, we have hedged in the past, through the utilization of derivatives, including zero-cost collars and fixed price contracts. In July 2007, we entered into fixed-price swap contracts covering 10,000 barrels of oil per day for the period from August 2007 through April 2008. During each month of the contract, we receive a fixed-price of $72.90 per barrel and pay to the counterparties the average of the prompt NYMEX crude oil futures contract settlement prices for such month. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We elected not to designate our derivatives as cash flow hedges under the provisions of SFAS No. 133. As a result, we mark our derivative instruments to fair value in accordance with the provisions of SFAS No. 133 and recognize the realized and unrealized change in fair value as a gain (loss) on derivative instruments in the income statements. As of March 31, 2008 we recorded a liability for unrealized losses on derivatives of $8.5 million. During the three months ended March 31, 2008, we had realized losses on derivatives of $2.4 million. As of March 31, 2008, a one dollar increase or decrease in the NYMEX crude oil futures price would result in approximately $0.3 million loss or gain over the life of our derivatives. These contracts expire in April 2008.

Interest Rate Risk. Our exposure to changes in interest rates relates primarily to long-term debt obligations. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We are exposed to changes in interest rates as a result of our credit facility. We had total indebtedness of $236.5 million outstanding under our credit facility at April 30, 2008. The impact of a 1% increase in interest rates on this amount of debt would result in increased interest expense of approximately $2.4 million per year. Our long-term debt matures in 2011 and the weighted-average interest rate at April 30, 2008 is 4.44%.

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

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or is reasonably likely to materially effect our internal controls over financial reporting.

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

ITEM 1A.	Risk Factors

There has been no change in our risk factors from those disclosed in our Form 10-K for the year ended December 31, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Share repurchases.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c ) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or program
January 1, 2008 to January 31, 2008	1,437	$26.57	—	—
February 1, 2008 to February 29, 2008	—	$—	—	—
March 1, 2008 to March 31, 2008	10,442	$27.37	—	—

Total	11,879	$27.27	—	—

All shares purchased above represent shares issued pursuant to stock option exercises or restricted stock grants that were forfeited to cover taxes required to be withheld. The Company paid the amounts above to the Internal Revenue Service for the required withholding. See Note 8. Stock Compensation in Notes to Unaudited Condensed Consolidated Financial Statements.

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

Continental Resources, Inc.

Date: May 9, 2008	By:	/s/ John D. Hart
John D. Hart
Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation of Continental Resources, Inc. filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 22, 2007 and incorporated herein by reference.

3.2	Second Amended and Restated Bylaws of Continental Resources, Inc. filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 22, 2007 and incorporated herein by reference.

4.1	Registration Rights Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 22, 2007 and incorporated herein by reference.

4.2	Specimen Common Stock Certificate filed as Exhibit 4.1 to the Company’s registration statement on Form S-1 (file No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.1	Sixth Amended and Restated Credit Agreement among Union Bank of California, N.A., Guaranty Bank, FSB, Fortis Capital Corp., The Royal Bank of Scotland plc, other financial institutions and banks and Continental Resources, Inc. dated April 12, 2006 filed as Exhibit 10.1 to the Company’s registration statement on Form S-1 (file No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.2	Omnibus Agreement among Continental Resources, Inc., Hiland Partners, LLC, Harold Hamm, Hiland Partners GP, LLC, Continental Gas Holdings, Inc. and Hiland Partners, LP effective as of the closing of Hiland Partners, LP’s initial public offering of common units (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Hiland Partners, LP filed on March 30, 2005, Commission File No. 000-51120).

10.3	Compression Services Agreement among Hiland Partners, LP and Continental Resources, Inc. effective as of January 28, 2005 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Hiland Partners, LP filed on March 30, 2005, Commission File No. 000-51120).

10.4	Gas Purchase Contract between Continental Resources, Inc. and Hiland Partners, LP dated November 8, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hiland Partners, LP filed on November 10, 2005, Commission File No. 000-51120).

10.5	Strategic Customer Relationship Agreement among Complete Energy Services, Inc., CES Mid-Continent Hamm, Inc. and Continental Resources, Inc. dated October 14, 2004 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Complete Production Services, Inc. filed on November 15, 2005, Commission File No. 333-128750).

10.6	Continental Resources, Inc. 2000 Stock Option Plan filed as Exhibit 10.6 to the Company’s registration statement on Form S-1 (file No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.7	First Amendment to Continental Resources, Inc. 2000 Stock Option Plan filed as Exhibit 10.7 to the Company’s registration statement on Form S-1 (file No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.8	Form of Incentive Stock Option Agreement filed as Exhibit 10.8 to the Company’s registration statement on Form S-1 (file No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.9	Amended and Restated Continental Resources, Inc. 2005 Long-Term Incentive Plan effective as of April 3, 2006 filed as Exhibit 10.9 to the Company’s registration statement on Form S-1 (file No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.10	Form of Restricted Stock Award Agreement filed as Exhibit 10.10 to the Company’s registration statement on Form S-1 (file No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.11	Amended and Restated Employment Agreement between Continental Resources, Inc. and Mark E. Monroe dated April 3, 2006 filed as Exhibit 10.11 to the Company’s registration statement on Form S-1 (file No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.12	Form of Indemnification Agreement between Continental Resources, Inc. and each of the directors and executive officers thereof filed as Exhibit 10.12 to the Company’s registration statement on Form S-1 (file No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.13	Membership Interest Assignment Agreement by and between Continental Resources, Inc., the Harold Hamm Revocable Inter Vivos Trust, the Harold Hamm HJ Trust and the Harold Hamm DST Trust dated March 30, 2006 filed as Exhibit 10.13 to the Company’s registration statement on Form S-1 (file No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.14	Crude oil gathering agreement between Banner Pipeline Company, LLC, a wholly owned subsidiary of Continental Resources, Inc. and Banner Transportation Company dated July 11, 2007 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 11, 2007 and incorporated herein by reference.

31.1 *	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2 *	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32 *	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Filed herewith