Form 10-K/A
period 2009-12-31
CONTINENTAL RESOURCES INC
filed 2010-08-20
CIK 732834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Continental Resources, Inc. for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III.

EXPLANATORY NOTE

Continental Resources, Inc. (“we” or “our”) is filing this Amendment No. 1 (this “Amendment”) to our Form 10-K for the year ended December 31, 2009 originally filed with the Securities and Exchange Commission on February 26, 2010 (the “Original 10-K Filing”) solely for the purpose of filing a revised report of our third-party petroleum engineering firm. The report of Ryder Scott Company, L.P. was filed as Exhibit 99.1 to the Original 10-K Filing. The report included a statement limiting the use of the report to Continental Resources, Inc. The report appearing in this Form 10-K/A reflects the removal of any such limitation as well as adding other disclosure enhancements. In addition to the revised report being filed as Exhibit 99.1, we are including in this Amendment the consent of Ryder Scott Company, L.P. in Exhibit 23.2 and certifications of our principal executive officer and principal financial officer in Exhibit 31.1 and 31.2.

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original 10-K Filing in any way. Those sections of the Original 10-K Filing that are unaffected by this Amendment are not included herein. This Amendment continues to speak as of the date of the Original 10-K Filing. This Amendment has no impact on the Company’s previously reported audited financial statements and notes thereto as of December 31, 2009. Furthermore, this Amendment does not reflect events occurring after the filing of the Original 10-K Filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original 10-K Filing.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1) Financial Statements

The Consolidated Financial Statements of Continental Resources, Inc. and the Report of the Independent Registered Public Accounting Firm were previously filed.

(2) Financial Statement Schedules

None.

(3) Index to Exhibits

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibit 99.1) with this Form 10-K/A. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

3.1	Third Amended and Restated Certificate of Incorporation of Continental Resources, Inc. filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-328861) filed May 22, 2007 and incorporated herein by reference.

3.2	Second Amended and Restated Bylaws of Continental Resources, Inc. filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-328861) filed May 22, 2007 and incorporated herein by reference.

4.1	Registration Rights Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-328861) filed May 22, 2007 and incorporated herein by reference.

4.2	Specimen Common Stock Certificate filed as Exhibit 4.1 to the Company’s registration statement on Form S-1 (Commission File No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

4.3	Indenture dated as of September 23, 2009 among Continental Resources, Inc., Banner Pipeline Company, L.L.C. and Wilmington Trust FSB, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed September 24, 2009 and incorporated herein by reference.

4.4	Registration Rights Agreement dated as of September 23, 2009 among Continental Resources, Inc., Banner Pipeline Company, L.L.C. and the Initial Purchasers named therein, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed September 24, 2009 and incorporated herein by reference.

10.1	Sixth Amended and Restated Credit Agreement among Union Bank of California, N.A., Guaranty Bank, FSB, Fortis Capital Corp., The Royal Bank of Scotland plc, other financial institutions and banks and Continental Resources, Inc. dated April 12, 2006 filed as Exhibit 10.1 to the Company’s registration statement on Form S-1 (Commission File No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.2	Omnibus Agreement among Continental Resources, Inc., Hiland Partners, LLC, Harold Hamm, Hiland Partners GP, LLC, Continental Gas Holdings, Inc. and Hiland Partners, LP effective as of the closing of Hiland Partners, LP’s initial public offering of common units on October 22, 2004 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Hiland Partners, LP filed on March 30, 2005, Commission File No. 000-51120).

10.3	Compression Services Agreement among Hiland Partners, LP and Continental Resources, Inc. effective as of January 28, 2005 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Hiland Partners, LP filed on March 30, 2005, Commission File No. 000-51120).

10.4	Gas Purchase Contract between Continental Resources, Inc. and Hiland Partners, LP dated November 8, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hiland Partners, LP filed on November 10, 2005, Commission File No. 000-51120).

10.5	Strategic Customer Relationship Agreement among Complete Energy Services, Inc., CES Mid-Continent Hamm, Inc. and Continental Resources, Inc. dated October 14, 2004 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Complete Production Services, Inc. filed on November 15, 2005, Commission File No. 333-128750).

10.6†	Continental Resources, Inc. 2000 Stock Option Plan filed as Exhibit 10.6 to the Company’s registration statement on Form S-1 (Commission File No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.7†	First Amendment to Continental Resources, Inc. 2000 Stock Option Plan filed as Exhibit 10.7 to the Company’s registration statement on Form S-1 (Commission File No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.8†	Form of Incentive Stock Option Agreement filed as Exhibit 10.8 to the Company’s registration statement on Form S-1 (Commission File No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.9†	Amended and Restated Continental Resources, Inc. 2005 Long-Term Incentive Plan effective as of April 3, 2006 filed as Exhibit 10.9 to the Company’s registration statement on Form S-1 (Commission File No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.10†	Form of Restricted Stock Award Agreement filed as Exhibit 10.10 to the Company’s registration statement on Form S-1 (Commission File No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.11†	Amended and Restated Employment Agreement between Continental Resources, Inc. and Mark E. Monroe dated April 3, 2006 filed as Exhibit 10.11 to the Company’s registration statement on Form S-1 (Commission File No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.12†	Form of Indemnification Agreement between Continental Resources, Inc. and each of the directors and executive officers thereof filed as Exhibit 10.12 to the Company’s registration statement on Form S-1 (Commission File No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.13†	Membership Interest Assignment Agreement by and between Continental Resources, Inc., the Harold Hamm Revocable Inter Vivos Trust, the Harold Hamm HJ Trust and the Harold Hamm DST Trust dated March 30, 2006 filed as Exhibit 10.13 to the Company’s registration statement on Form S-1 (Commission File No. 333-132257) filed April 14, 2006 and incorporated herein by reference.

10.14	Crude oil gathering agreement between Banner Pipeline Company, L.L.C., a wholly owned subsidiary of Continental Resources, Inc. and Banner Transportation Company dated July 11, 2007 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-328861) filed July 11, 2007 and incorporated herein by reference.

10.15	Amendment No. 1 Dated as of April 17, 2007 to the Sixth Amended and Restated Credit Agreement filed as Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2008 (Commission File No. 001-32886) filed February 27, 2009 and incorporated herein by reference.

10.16	Commitment Increase Agreement and Amendment No. 2 Dated as of January 23, 2008 to the Sixth Amended and Restated Credit Agreement filed as Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2008 (Commission File No. 001-32886) filed February 27, 2009 and incorporated herein by reference.

10.17	Amendment No. 3 Dated as of December 22, 2008, to the Sixth Amended and Restated Credit Agreement filed as Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2008 (Commission File No. 001-32886) filed February 27, 2009 and incorporated herein by reference.

10.18	Commitment Increase Agreement and Amendment No. 4 Dated as of December 23, 2008 to the Sixth Amended and Restated Credit Agreement filed as Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2008 (Commission File No. 001-32886) filed February 27, 2009 and incorporated herein by reference.

10.19†	Summary of Non-Employee Director Compensation filed as Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2008 (Commission File No. 001-32886) filed February 27, 2009 and incorporated herein by reference.

10.20	Purchase Agreement dated as of September 18, 2009 among Continental Resources, Inc., Banner Pipeline Company, L.L.C. and the Initial Purchasers named therein, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed September 24, 2009 and incorporated herein by reference.

21.1	Subsidiaries of Continental Resources, Inc. filed as Exhibit 21.1 to the Company’s Form 10-K for the year ended December 31, 2009 (Commission File No. 001-32886) filed February 26, 2010 and incorporated herein by reference.

23.1	Consent of Grant Thornton LLP filed as Exhibit 23.1 to the Company’s Form 10-K for the year ended December 31, 2009 (Commission File No. 001-32886) filed February 26, 2010 and incorporated herein by reference.

23.2*	Consent of Ryder Scott Company, L.P.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241)

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241)

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) furnished as Exhibit 32 to the Company’s Form 10-K for the year ended December 31, 2009 (Commission File No. 001-32886) filed February 26, 2010 and incorporated herein by reference.

99.1*	Report of Ryder Scott Company, L. P., Independent Petroleum Engineers and Geologists

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Continental Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL RESOURCES, INC.

By:	/S/ HAROLD G. HAMM
Name:	Harold G. Hamm
Title:	Chief Executive Officer
Date:	August 20, 2010