Form 10-Q
period 2011-03-31
CONTINENTAL RESOURCES INC
filed 2011-05-05
CIK 732834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

180,533,094 shares of our $0.01 par value common stock were outstanding on May 2, 2011.

When we refer to “us,” “we,” “our,” “Company,” or “Continental” we are describing Continental Resources, Inc. and/or our subsidiaries.

Glossary of Crude Oil and Natural Gas Terms

The terms defined in this section are used throughout this report.

“Bbl” One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to crude oil, condensate or natural gas liquids.

“Boe” Barrels of crude oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of crude oil based on the average equivalent energy content of the two commodities.

“Boepd” Barrels of crude oil equivalent per day.

“Bopd” Barrels of crude oil per day.

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

“Formation” A layer of rock which has distinct characteristics that differ from nearby rock.

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

“Mcfd” Mcf per day.

“MMBtu” One million British thermal units.

“MMcf” One million cubic feet of natural gas.

“NYMEX” The New York Mercantile Exchange.

“Play” A portion of the exploration and production cycle following the identification by geologists and geophysicists of areas with potential crude oil and natural gas reserves.

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

“Proved undeveloped reserves” or “PUD” Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

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

“Unconventional play” An area that is believed to be capable of producing crude oil and/or natural gas occurring in accumulations that are regionally extensive, but require recently developed technologies to achieve profitability. These areas tend to have low permeability and may be closely associated with source rock as is the case with gas shale, tight oil and gas sands and coalbed methane.

“Undeveloped acreage” Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil and/or natural gas.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements and information in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report are forward-looking statements. When used in this report, the words “could,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on the Company’s current expectations and assumptions about future events and currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading Item 1A. Risk Factors included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010.

Without limiting the generality of the foregoing, certain statements incorporated by reference, if any, or included in this report constitute forward-looking statements.

Forward-looking statements may include statements about:

•	our business strategy;

•	our future operations;

•	our reserves;

•	our technology;

•	our financial strategy;

•	crude oil and natural gas prices;

•	the timing and amount of future production of crude oil and natural gas;

•	the amount, nature and timing of capital expenditures;

•	estimated revenues and results of operations;

•	drilling of wells;

•	competition and government regulations;

•	marketing of crude oil and natural gas;

•	exploitation or property acquisitions;

•	costs of exploiting and developing our properties and conducting other operations;

•	our financial position;

•	general economic conditions;

•	credit markets;

•	our liquidity and access to capital;

•	the impact of regulatory and legal proceedings involving us and of scheduled or potential regulatory changes;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for, and development, production, and sale of, crude oil and natural gas. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating crude oil and natural gas reserves and in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, and the other risks described under Part II, Item 1A. Risk Factors in this report, our Annual Report on Form 10-K for the year ended December 31, 2010, registration statements filed from time to time with the SEC, and other announcements we make from time to time.

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

PART I. Financial Information

ITEM 1.	Financial Statements

Continental Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
	In thousands, except par values and share data
Assets
Current assets:
Cash and cash equivalents	$477,440	$7,916
Receivables:
Crude oil and natural gas sales	260,570	208,211
Affiliated parties	17,038	20,156
Joint interest and other, net	282,861	254,471
Derivative assets	17,360	21,365
Inventories	52,248	38,362
Deferred and prepaid taxes	84,004	22,672
Prepaid expenses and other	9,724	9,173

Total current assets	1,201,245	582,326
Net property and equipment, based on successful efforts method of accounting	3,285,824	2,981,991
Debt issuance costs, net	26,342	27,468
Noncurrent derivative assets	49	—

Total assets	$4,513,460	$3,591,785

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable trade	$425,812	$390,892
Revenues and royalties payable	174,620	133,051
Payables to affiliated parties	4,263	4,438
Accrued liabilities and other	106,357	94,829
Derivative liabilities	232,884	76,771
Current portion of asset retirement obligations	2,270	2,241

Total current liabilities	946,206	702,222
Long-term debt	896,065	925,991
Other noncurrent liabilities:
Deferred income tax liabilities	559,929	582,841
Asset retirement obligations, net of current portion	55,141	54,079
Noncurrent derivative liabilities	316,958	112,940
Other noncurrent liabilities	5,468	5,557

Total other noncurrent liabilities	937,496	755,417
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 180,535,512 shares issued and outstanding at March 31, 2011; 170,408,652 shares issued and outstanding at December 31, 2010	1,805	1,704
Additional paid-in-capital	1,102,538	439,900
Retained earnings	629,350	766,551

Total shareholders’ equity	1,733,693	1,208,155

Total liabilities and shareholders’ equity	$4,513,460	$3,591,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2011	2010
	In thousands, except per share data
Revenues:
Crude oil and natural gas sales	$316,740	$208,059
Crude oil and natural gas sales to affiliates	9,727	9,065
Gain (loss) on derivative instruments, net	(369,303)	26,344
Crude oil and natural gas service operations	6,626	4,800

Total revenues	(36,210)	248,268

Operating costs and expenses:
Production expenses	28,398	19,159
Production expenses to affiliates	872	3,442
Production taxes and other expenses	27,562	16,007
Exploration expenses	6,812	1,786
Crude oil and natural gas service operations	5,451	3,956
Depreciation, depletion, amortization and accretion	75,650	52,587
Property impairments	20,848	15,175
General and administrative expenses	16,347	11,849
Gain on sale of assets	(15,257)	(222)

Total operating costs and expenses	166,683	123,739

Income (loss) from operations	(202,893)	124,529
Other income (expense):
Interest expense	(18,971)	(8,360)
Other	509	706

	(18,462)	(7,654)

Income (loss) before income taxes	(221,355)	116,875
Provision (benefit) for income taxes	(84,154)	44,410

Net income (loss)	$(137,201)	$72,465

Basic net income (loss) per share	$(0.80)	$0.43
Diluted net income (loss) per share	$(0.80)	$0.43

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Total shareholders’ equity
	In thousands, except share data
Balance, December 31, 2009	169,968,471	$1,700	$430,283	$598,296	$1,030,279
Net income	—	—	—	168,255	168,255
Excess tax benefit on stock-based compensation	—	—	5,230	—	5,230
Stock-based compensation	—	—	11,691	—	11,691
Stock options:
Exercised	207,220	2	255	—	257
Repurchased and canceled	(59,877)	(1)	(2,661)	—	(2,662)
Restricted stock:
Issued	449,114	4	—	—	4
Repurchased and canceled	(100,561)	(1)	(4,898)	—	(4,899)
Forfeited	(55,715)	—	—	—	—

Balance, December 31, 2010	170,408,652	$1,704	$439,900	$766,551	$1,208,155
Net income (loss) (unaudited)	—	—	—	(137,201)	(137,201)
Public offering of common stock (unaudited)	10,080,000	101	659,200	—	659,301
Stock-based compensation (unaudited)	—	—	3,642	—	3,642
Stock options:
Exercised (unaudited)	4,500	—	3	—	3
Restricted stock:
Issued (unaudited)	47,480	—	—	—	—
Repurchased and canceled (unaudited)	(3,172)	—	(207)	—	(207)
Forfeited (unaudited)	(1,948)	—	—	—	—

Balance, March 31, 2011 (unaudited)	180,535,512	$1,805	$1,102,538	$629,350	$1,733,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2011	2010
	In thousands
Cash flows from operating activities:
Net income (loss)	$(137,201)	$72,465
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	76,762	52,179
Property impairments	20,848	15,175
Change in fair value of derivatives	364,087	(22,052)
Stock-based compensation	3,642	2,852
Provision (benefit) for deferred income taxes	(84,154)	40,416
Dry hole costs	1,504	33
Gain on sale of assets	(15,257)	(222)
Other, net	929	956
Changes in assets and liabilities:
Accounts receivable	(77,631)	(61,044)
Inventories	(13,886)	(363)
Prepaid expenses and other	(513)	4,030
Accounts payable trade	3,648	69,719
Revenues and royalties payable	41,569	7,574
Accrued liabilities and other	11,340	8,932
Other noncurrent liabilities	(52)	38

Net cash provided by operating activities	195,635	190,688

Cash flows from investing activities:
Exploration and development	(348,011)	(156,625)
Purchase of crude oil and natural gas properties	—	(128)
Purchase of other property and equipment	(29,443)	(6,263)
Proceeds from sale of assets	22,131	1,106

Net cash used in investing activities	(355,323)	(161,910)

Cash flows from financing activities:
Revolving credit facility borrowings	135,000	44,000
Repayment of revolving credit facility	(165,000)	(72,000)
Proceeds from issuance of common stock	659,736	—
Debt issuance costs	(21)	(232)
Equity issuance costs	(299)	—
Repurchase of equity grants	(207)	(113)
Exercise of stock options	3	3

Net cash provided by (used in) financing activities	629,212	(28,342)
Net change in cash and cash equivalents	469,524	436
Cash and cash equivalents at beginning of period	7,916	14,222

Cash and cash equivalents at end of period	$477,440	$14,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Business

Description of Company

Continental’s principal business is crude oil and natural gas exploration, development and production with operations in the North, South, and East regions of the United States. The North region consists of properties north of Kansas and west of the Mississippi river and includes North Dakota Bakken, Montana Bakken, the Red River units and the Niobrara play in Colorado and Wyoming. The South region includes Kansas and all properties south of Kansas and west of the Mississippi river including the Anadarko Woodford and Arkoma Woodford plays in Oklahoma. The East region consists of properties east of the Mississippi river including the Illinois Basin and the state of Michigan.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of presentation

The consolidated financial statements include the accounts of Continental and its wholly owned subsidiaries after all significant inter-company accounts and transactions have been eliminated.

This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”), although the Company believes that the disclosures are adequate to make the information not misleading. You should read this Form 10-Q along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.

The financial statements as of March 31, 2011 and for the three month periods ended March 31, 2011 and 2010 are unaudited. The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited balance sheet filed in the 2010 Form 10-K. The Company has evaluated events or transactions through the date this report on Form 10-Q was filed with the SEC in conjunction with its preparation of these financial statements.

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

Inventories

Inventories are stated at the lower of cost or market and consist of the following:

In thousands	March 31, 2011	December 31, 2010
Tubular goods and equipment	$23,533	$16,306
Crude oil	28,715	22,056

	$52,248	$38,362

Crude oil inventories, including line fill, are valued at the lower of cost or market using the first-in, first-out inventory method. Crude oil inventories consist of the following volumes:

In barrels	March 31, 2011	December 31, 2010
Crude oil line fill requirements	272,000	257,000
Temporarily stored crude oil	205,000	148,000

	477,000	405,000

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – continued

Earnings per share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of non-vested restricted stock awards and dilutive stock options, which are calculated using the treasury stock method as if the awards and options were exercised. The following is the calculation of basic and diluted weighted average shares outstanding and net income (loss) per share for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
	In thousands, except per share data
Income (loss) (numerator):
Net income (loss) - basic and diluted	$(137,201)	$72,465

Weighted average shares (denominator):
Weighted average shares - basic	171,729	168,855
Restricted shares	—	662
Employee stock options	—	303

Weighted average shares - diluted	171,729	169,820
Net income (loss) per share:
Basic	$(0.80)	$0.43
Diluted	$(0.80)	$0.43

The potential dilutive effect of 678,000 weighted average restricted shares and 103,000 weighted average stock options were not included in the calculation of diluted net loss per share for the three months ended March 31, 2011 because to do so would have been anti-dilutive.

Reclassification

A prior year amount has been reclassified on the condensed consolidated financial statements to conform to the 2011 presentation. On the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2010, the line item “Gain on sale of assets” was included in “Other, net” and has been shown separately in this report to conform to the 2011 presentation.

Note 3. Supplemental Cash Flow Information

The following table discloses supplemental cash flow information about cash paid for interest and income taxes. Also disclosed is information about investing activities that affects recognized liabilities but does not result in cash receipts or payments.

	Three months ended March 31,
	2011	2010
	In thousands
Supplemental cash flow information:
Cash paid for interest	$15,908	$2,263
Cash paid for income taxes	$90	$14
Cash received for income tax refunds	$—	$(1,285)
Non-cash investing activities:
Asset retirement obligations	$513	$456

Note 4. Derivative Instruments

The Company is required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the realized and unrealized changes in fair value on derivative instruments in the unaudited condensed consolidated statements of operations under the caption “Gain (loss) on derivative instruments, net.”

The Company has utilized swap and collar derivative contracts to hedge against the variability in cash flows associated with the forecasted sale of future crude oil and natural gas production. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from favorable price movements.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – continued

During the three months ended March 31, 2011, the Company entered into several new swap and collar derivative contracts covering a portion of its crude oil and natural gas production for 2011, 2012 and 2013. The new contracts were entered into in the ordinary course of business and the Company may enter into additional similar contracts during the year. None of the new contracts have been designated for hedge accounting.

With respect to a fixed price swap contract, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is less than the swap price, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. For a basis swap contract, which guarantees a price differential between the NYMEX prices and the Company’s physical pricing points, the Company receives a payment from the counterparty if the settled price differential is greater than the stated terms of the contract and the Company pays the counterparty if the settled price differential is less than the stated terms of the contract. For a collar contract, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price, the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price, and neither party is required to make a payment to the other party if the settlement price for any settlement period is between the floor price and the ceiling price.

All of the Company’s derivative contracts are carried at their fair value on the condensed consolidated balance sheets under the captions “Derivative assets”, “Noncurrent derivative assets”, “Derivative liabilities”, and “Noncurrent derivative liabilities”. Derivative assets and liabilities with the same counterparty and subject to contractual terms which provide for net settlement are reported on a net basis on the condensed consolidated balance sheets. Substantially all of the crude oil and natural gas derivative contracts are settled based upon reported prices on the NYMEX. The estimated fair value of these contracts is based upon various factors, including closing exchange prices on the NYMEX, over-the-counter quotations, and, in the case of collars, volatility and the time value of options. The calculation of the fair value of collars requires the use of an option-pricing model. See Note 5. Fair Value Measurements.

At March 31, 2011, the Company had outstanding contracts with respect to future production as set forth in the tables below.

Crude Oil

Period and Type of Contract	Bbls	Swaps Weighted Average	Collars
			Floors		Ceilings
			Range	Weighted Average	Range	Weighted Average
April 2011 - June 2011
Swaps	273,000	$84.67
Collars	2,593,500		$75-$80	$79.39	$89.00-$97.25	$91.27
July 2011 - September 2011
Swaps	460,000	$85.64
Collars	2,622,000		$75-$80	$79.39	$89.00-$97.25	$91.27
October 2011 - December 2011
Swaps	644,000	$86.25
Collars	2,622,000		$75-$80	$79.39	$89.00-$97.25	$91.27
January 2012 - December 2012
Swaps	8,235,000	$88.36
Collars	5,332,620		$80	$80.00	$93.25-$97.00	$94.71
January 2013 - December 2013
Swaps	5,110,000	$88.63
Collars	7,847,500		$80-$95	$85.98	$92.30-$101.70	$98.20

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – continued

Natural Gas

Period and Type of Contract	MMBtus	Swaps Weighted Average
April 2011 - June 2011
Swaps	6,597,500	$5.44
July 2011 - September 2011
Swaps	6,900,000	$5.42
October 2011 - December 2011
Swaps	7,222,000	$5.40
January 2012 - December 2012
Swaps	3,660,000	$5.07

Derivative Fair Value Gain (Loss)

The following table presents information about the components of derivative fair value gain (loss) for the periods presented.

	Three months ended March 31,
	2011	2010
	In thousands
Realized gain (loss) on derivatives:
Crude oil fixed price swaps	$(3,095)	$2,531
Crude oil collars	(10,247)	—
Natural gas fixed price swaps	8,126	2,722
Natural gas basis swaps	—	(961)
Unrealized gain (loss) on derivatives
Crude oil fixed price swaps	(165,043)	(2,213)
Crude oil collars	(195,088)	(4,549)
Natural gas fixed price swaps	(3,956)	28,326
Natural gas basis swaps	—	488

Gain (loss) on derivative instruments, net	$(369,303)	$26,344

The table below provides data about the fair value of derivatives that are not accounted for using hedge accounting.

	March 31, 2011			December 31, 2010
	Assets	(Liabilities)	Net	Assets	(Liabilities)	Net
In thousands	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Commodity swaps and collars	$17,409	$(549,842)	$(532,433)	$21,365	$(189,711)	$(168,346)

Note 5. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – continued

value of assets and liabilities and their placement within the fair value hierarchy levels. In determining the fair value of fixed price swaps and basis swaps, due to the unavailability of relevant comparable market data for the Company’s exact contracts, a discounted cash flow method is used. The discounted cash flow method estimates future cash flows based on quoted market prices for future commodity prices, observable inputs relating to basis differentials and a risk-adjusted discount rate. The fair value of fixed price swaps and basis swap derivatives is calculated using mainly significant observable inputs (Level 2). The calculation of the fair value of collar contracts requires the use of an option-pricing model with significant unobservable inputs (Level 3). The valuation model for option derivative contracts is an industry-standard model that considers various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors, and (d) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. The Company’s calculation for each position is compared to the counterparty valuation for reasonableness.

The following tables summarize the valuation of financial instruments by pricing levels that were accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2011. Further, there were no transfers in and/or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2011.

	Fair value measurements at March 31, 2011 using:
Description	Level 1	Level 2	Level 3	Total
	in thousands
Derivative assets (liabilities):
Fixed price swaps	$—	$(233,927)	$—	$(233,927)
Collars	—	—	(298,506)	(298,506)

Total	$—	$(233,927)	$(298,506)	$(532,433)

	Fair value measurements at December 31, 2010 using:
Description	Level 1	Level 2	Level 3	Total
	in thousands
Derivative assets (liabilities):
Fixed price swaps	$—	$(64,928)	$—	$(64,928)
Collars	—	—	(103,418)	(103,418)

Total	$—	$(64,928)	$(103,418)	$(168,346)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the indicated periods:

	2011	2010
	In thousands
Balance at January 1	$(103,418)	$(3,275)
Total realized or unrealized losses:
Included in earnings	(195,088)	(4,549)
Included in other comprehensive income	—	—
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—

Balance at March 31	$(298,506)	$(7,824)

Change in unrealized losses relating to derivatives still held at March 31	$(196,675)	$(4,549)

Gains and losses included in earnings for the three month periods ended March 31, 2011 and 2010 attributable to the change in unrealized gains and losses relating to derivatives held at March 31, 2011 and 2010 are reported in “Revenues – Gain (loss) on derivative instruments, net”.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis in the condensed consolidated financial statements. The following methods and assumptions were used to estimate the fair values for those assets and liabilities.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – continued

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

As a result of changes in reserves and the commodity futures price strips, proved properties were reviewed for impairment at March 31, 2011. No impairment provisions were recorded for the Company’s proved crude oil and natural gas properties for the three months ended March 31, 2011. For that period, future cash flows were determined to be in excess of cost basis, therefore no impairment was necessary. Certain non-producing properties were impaired at March 31, 2011, reflecting amortization of leasehold costs. The following table sets forth the pre-tax non-cash impairments of both proved and non-producing properties for the indicated periods. Proved and non-producing property impairments are recorded under the caption “Property impairments” in the unaudited condensed consolidated statements of operations.

	Three months ended March 31,
	2011	2010
	In thousands
Proved property impairments	$—	$976
Non-producing property impairments	20,848	14,199

Total	$20,848	$15,175

Asset Retirement Obligations – The fair value of asset retirement obligations (AROs) is estimated based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO, estimated probabilities, amounts and timing of settlements, the credit-adjusted risk-free rate to be used, and inflation rates. The fair values of ARO additions were $0.6 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively, which are reflected in the caption “Asset retirement obligations, net of current portion” in the condensed consolidated balance sheets. The fair values of AROs are calculated using significant unobservable inputs (Level 3).

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value in the condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – continued

	March 31, 2011		December 31, 2010
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt
Revolving credit facility	$—	$—	$30,000	$30,000
8 1/4% Senior Notes due 2019 (1)	297,740	329,380	297,696	331,500
7 3/8% Senior Notes due 2020 (2)	198,325	215,750	198,295	213,000
7 1/8% Senior Notes due 2021 (3)	400,000	426,173	400,000	419,333

Total	$896,065	$971,303	$925,991	$993,833

(1)	The carrying amount is net of discounts of $2.3 million at both March 31, 2011 and December 31, 2010.
(2)	The carrying amount is net of discounts of $1.7 million at both March 31, 2011 and December 31, 2010.
(3)	The notes were sold at par and are recorded at 100% of face value.

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

Note 6. Long-Term Debt

Long-term debt consists of the following:

In thousands	March 31, 2011	December 31, 2010
Revolving credit facility	$—	$30,000
8 1/4% Senior Notes due 2019 (1)	297,740	297,696
7 3/8% Senior Notes due 2020 (2)	198,325	198,295
7 1/8% Senior Notes due 2021 (3)	400,000	400,000

Total long-term debt	$896,065	$925,991

(1)	The carrying amount is net of discounts of $2.3 million at both March 31, 2011 and December 31, 2010.
(2)	The carrying amount is net of discounts of $1.7 million at both March 31, 2011 and December 31, 2010.
(3)	The notes were sold at par and are recorded at 100% of face value.

Revolving credit facility

The Company had no debt outstanding at March 31, 2011 on its revolving credit facility due July 1, 2015. At December 31, 2010, the Company had $30.0 million of outstanding borrowings on its revolving credit facility. The credit facility has aggregate commitments of $750 million and a borrowing base of $1.5 billion, subject to semi-annual redetermination. The terms of the facility provide that the commitment level can be increased up to the lesser of the borrowing base then in effect or $2.5 billion. Borrowings under the facility bear interest, payable quarterly, at a rate per annum equal to the London Interbank Offered Rate (LIBOR) for one, two, three or six months, as elected by the Company, plus a margin ranging from 175 to 275 basis points, depending on the percentage of the borrowing base utilized, or the lead bank’s reference rate (prime) plus a margin ranging from 75 to 175 basis points. Borrowings are secured by the Company’s interest in at least 85% (by value) of all of its proved reserves and associated crude oil and natural gas properties.

The Company had $747.6 million of unused commitments (after considering outstanding letters of credit) under its revolving credit facility at March 31, 2011 and incurs commitment fees of 0.50% per annum of the daily average amount of unused borrowing availability. The credit agreement contains certain restrictive covenants including a requirement that the Company maintain a current ratio of not less than 1.0 to 1.0 and a ratio of total funded debt to EBITDAX of no greater than 3.75 to 1.0. As defined by the credit agreement, the current ratio represents the ratio of current assets to current liabilities, inclusive of available borrowing capacity under the credit agreement and exclusive of current balances associated with derivative contracts and asset retirement obligations. EBITDAX represents earnings before interest expense, income taxes, depreciation, depletion, amortization and accretion, property impairments, exploration expenses, unrealized derivative gains

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – continued

and losses and non-cash equity compensation expense. EBITDAX is not a measure of net income or cash flows as determined by GAAP. A reconciliation of net income to EBITDAX is provided in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures. The total funded debt to EBITDAX ratio represents the sum of outstanding borrowings and letters of credit on the revolving credit facility plus the Company’s senior note obligations, divided by total EBITDAX for the most recent four quarters. The Company was in compliance with all covenants at March 31, 2011.

Senior Notes

The 8 1/4% Senior Notes due 2019 (the “2019 Notes”), the 7 3/8% Senior Notes due 2020 (the “2020 Notes”), and the 7 1/8% Senior Notes due 2021 (the “2021 Notes”) (collectively, the “Notes”) will mature on October 1, 2019, October 1, 2020, and April 1, 2021, respectively. Interest on the Notes is payable semi-annually on April 1 and October 1 of each year, with interest on the 2021 Notes having commenced on April 1, 2011. The Company has the option to redeem all or a portion of the 2019 Notes, 2020 Notes, and 2021 Notes at any time on or after October 1, 2014, October 1, 2015, and April 1, 2016, respectively, at the redemption prices specified in the Notes’ respective indentures (together, the “Indentures”) plus accrued and unpaid interest. The Company may also redeem the Notes, in whole or in part, at the “make-whole” redemption prices specified in the Indentures plus accrued and unpaid interest at any time prior to October 1, 2014, October 1, 2015, and April 1, 2016 for the 2019 Notes, 2020 Notes, and 2021 Notes, respectively. In addition, the Company may redeem up to 35% of the 2019 Notes, 2020 Notes, and 2021 Notes prior to October 1, 2012, October 1, 2013, and April 1, 2014, respectively, under certain circumstances with the net cash proceeds from certain equity offerings. The Notes are not subject to any mandatory redemption or sinking fund requirements.

The Indentures contain certain restrictions on the Company’s ability to incur additional debt, pay dividends on common stock, make certain investments, create certain liens on assets, engage in certain transactions with affiliates, transfer or sell certain assets, consolidate or merge, or sell substantially all of the Company’s assets. These covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at March 31, 2011. One of the Company’s subsidiaries, Banner Pipeline Company, L.L.C., which currently has no independent assets or operations, fully and unconditionally guarantees the Notes. The Company’s other subsidiary, whose assets and operations are minor, does not guarantee the Notes.

Note 7. Commitments and Contingencies

Drilling commitments – As of March 31, 2011, the Company had various drilling rig contracts with various terms extending through June 2012. These contracts were entered into in the ordinary course of business to ensure rig availability to allow the Company to execute its business objectives in its key strategic plays. These drilling commitments are not recorded in the accompanying condensed consolidated balance sheets. Future commitments as of March 31, 2011 total approximately $65 million, of which $57 million is for contracts that expire in 2011 and $8 million is for contracts that expire in 2012.

Fracturing and well stimulation services arrangement – In August 2010, the Company entered into an agreement with a third party whereby the third party will provide, on a take-or-pay basis, hydraulic fracturing services and related equipment to service certain of the Company’s properties in North Dakota and Montana. The arrangement has a term of three years, beginning in October 2010, with two one-year extensions available to the Company at its discretion. Pursuant to the take-or-pay arrangement, the Company is to pay a fixed rate per day for a minimum number of days per calendar quarter over the three-year term regardless of whether or not the services are provided. The arrangement also stipulates that the Company will bear the cost of certain products and materials used. Fixed commitments amount to $4.9 million per quarter, or $19.5 million annually, for total future commitments of $58.5 million over the three-year term. Future commitments remaining as of March 31, 2011 amount to $48.7 million. The commitments under this arrangement are not recorded in the accompanying condensed consolidated balance sheets.

Delivery commitments – In 2010, the Company signed a throughput and deficiency agreement with a third party crude oil pipeline company committing to ship 10,000 barrels of crude oil per day for five years at a tariff of $1.85 per barrel. The third party system is scheduled to commence operations late in the second quarter of 2011. The Company will use this system to move some of its North region crude oil to market.

Employee retirement plan – The Company maintains a defined contribution retirement plan for its employees and makes discretionary contributions to the plan, up to the contribution limits established by the Internal Revenue Service, based on a percentage of each eligible employee’s compensation. During 2010, contributions to the plan were 5% of eligible employees’ compensation, excluding bonuses. Effective January 1, 2011, the Company’s contributions to the plan represent 3% of eligible employees’ compensation, including bonuses, in addition to matching 50% of eligible employees’ contributions up to 6%. Expenses associated with the plan amounted to $0.9 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – continued

Employee health claims – The Company self-insures employee health claims up to the first $125,000 per employee per year. The Company self-insures employee workers’ compensation claims up to the first $250,000 per employee per claim. Any amounts paid above these levels are reinsured through third-party providers. The Company accrues for claims that have been incurred but not yet reported based on a review of claims filed versus expected claims based on claims history. The accrued liability for health and workers’ compensation claims was $2.1 million and $1.9 million at March 31, 2011 and December 31, 2010, respectively.

Litigation – In November 2010, a putative class action was filed against the Company alleging the Company improperly deducted post-production costs from royalties paid to plaintiffs and other royalty interest owners from crude oil and natural gas wells located in Oklahoma. The plaintiffs seek recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the putative class. The Company has responded to the petition, denied the allegations and raised a number of affirmative defenses. The action is in very preliminary stages and discovery has recently commenced. As such, the Company is not able to estimate what impact, if any, the action will have on its financial condition, results of operations or cash flows.

The Company is involved in various other legal proceedings such as commercial disputes, claims from royalty and surface owners, property damage claims, personal injury claims and similar matters. While the outcome of these legal matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its financial condition, results of operations or cash flows. As of March 31, 2011 and December 31, 2010, the Company has recorded a liability in “Other noncurrent liabilities” of $4.5 million and $4.6 million, respectively, for various matters, none of which are believed to be individually significant.

Environmental Risk – Due to the nature of the crude oil and natural gas business, the Company is exposed to possible environmental risks. The Company is not aware of any material environmental issues or claims.

Note 8. Stock-Based Compensation

The Company has granted stock options and restricted stock to employees and directors pursuant to the Continental Resources, Inc. 2000 Stock Option Plan (“2000 Plan”) and the Continental Resources, Inc. 2005 Long-Term Incentive Plan (“2005 Plan”) as discussed below. The Company’s associated compensation expense, which is included in the caption “General and administrative expenses” in the unaudited condensed consolidated statements of operations, is reflected in the table below for the periods presented.

	Three months ended March 31,
	2011	2010
	In thousands
Non-cash equity compensation	$3,642	$2,852

Stock Options

Effective October 1, 2000, the Company adopted the 2000 Plan and granted stock options to certain eligible employees. These grants consisted of either incentive stock options, nonqualified stock options or a combination of both. The granted stock options vest ratably over either a three or five-year period commencing on the first anniversary of the grant date and expire ten years from the date of grant. On November 10, 2005, the 2000 Plan was terminated. As of March 31, 2011, options covering 2,213,193 shares had been exercised and 535,893 had been canceled.

The Company’s stock option activity under the 2000 Plan for the three months ended March 31, 2011 is presented below:

	Outstanding		Exercisable
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at December 31, 2010	104,970	$0.71	104,970	$0.71
Exercised	(4,500)	0.71	(4,500)	0.71

Outstanding at March 31, 2011	100,470	0.71	100,470	0.71

The intrinsic value of a stock option is the amount by which the value of the underlying stock exceeds the exercise

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – continued

price of the stock option at its exercise date. The total intrinsic value of stock options exercised during the three months ended March 31, 2011 was approximately $0.3 million. At March 31, 2011, all stock options were exercisable and had a weighted average remaining life of 1.0 year with an aggregate intrinsic value of $7.1 million.

Restricted Stock

On October 3, 2005, the Company adopted the 2005 Plan and reserved a maximum of 5,500,000 shares of common stock that may be issued pursuant to the 2005 Plan. As of March 31, 2011, the Company had 2,955,988 shares of restricted stock available to grant to directors, officers and key employees under the 2005 Plan. Restricted stock is awarded in the name of the recipient and except for the right of disposal, constitutes issued and outstanding shares of the Company’s common stock for all corporate purposes during the period of restriction including the right to receive dividends, subject to forfeiture. Restricted stock grants generally vest over periods ranging from one to three years.

A summary of changes in the non-vested shares of restricted stock for the three months ended March 31, 2011 is presented below:

	Number of non-vested shares	Weighted average grant-date fair value
Non-vested restricted shares at December 31, 2010	1,108,077	$35.72
Granted	47,480	68.31
Vested	(21,036)	29.36
Forfeited	(1,948)	35.51

Non-vested restricted shares at March 31, 2011	1,132,573	37.21

The fair value of restricted stock represents the average of the high and low intraday market prices of the Company’s common stock on the date of grant. Compensation expense for a restricted stock grant is a fixed amount determined at the grant date fair value and is recognized ratably over the vesting period as services are rendered by employees. The expected life of restricted stock is based on the non-vested period that remains subsequent to the date of grant. There are no post-vesting restrictions related to the Company’s restricted stock. The fair value of the restricted stock that vested during the three months ended March 31, 2011 at the vesting date was $1.3 million. As of March 31, 2011, there was $27.4 million of unrecognized compensation expense related to non-vested restricted stock. The expense is expected to be recognized ratably over a weighted average period of 1.5 years.

Note 9. Sale of Common Stock

On March 9, 2011, the Company and certain selling shareholders completed a public offering of an aggregate of 10,000,000 shares of the Company’s common stock, including 9,170,000 shares issued and sold by the Company and 830,000 shares sold by the selling shareholders, at a price of $68.00 per share ($65.45 per share, net of the underwriting discount). The net proceeds to the Company from the offering amounted to approximately $599.8 million after deducting the underwriting discount and offering-related expenses. The Company did not receive any proceeds from the sale of shares by the selling shareholders. In connection with the offering, the Company granted the underwriters a 30-day overallotment option to purchase up to an additional 1,500,000 shares of common stock at the public offering price, less the underwriting discount, to cover overallotments, if any.

On March 25, 2011, the Company completed the sale of an additional 910,000 shares of its common stock at a price of $68.00 per share ($65.45 per share, net of the underwriting discount) in connection with the underwriters’ partial exercise of the overallotment option granted by the Company. The Company received additional net proceeds of approximately $59.5 million, after deducting the underwriting discount, from the partial exercise of the overallotment option. The selling shareholders did not participate in the partial exercise of the overallotment option.

The Company used a portion of the total net proceeds from the offering to repay all amounts outstanding under its revolving credit facility and expects to use the remaining net proceeds to accelerate the Company’s multi-year drilling program by funding its increased 2011 capital budget.

Note 10. Asset Disposition

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – continued

In March 2011, the Company assigned certain non-strategic leaseholds located in the state of Michigan to a third party for cash proceeds of $22.0 million. In connection with the transaction, the Company recognized a pre-tax gain of $15.3 million. The assignment involved undeveloped acreage with no proved reserves and no production or revenues.

Note 11. Commercial Property Transaction with Related Party

On March 18, 2011, the Company executed an agreement to acquire ownership of 20 Broadway Associates LLC (“20 Broadway”), an entity wholly owned by the Company’s Chief Executive Officer and principal shareholder. 20 Broadway’s sole asset is an office building in Oklahoma City, Oklahoma where the Company intends to locate its corporate headquarters in 2012. The Company paid approximately $22.9 million for 20 Broadway, which is the amount the Company’s principal shareholder initially paid to acquire the office building in Oklahoma City, including the related commissions and closing costs. The transaction was approved by the Company’s Board of Directors.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. Our operating results for the periods discussed may not be indicative of future performance. The following discussion and analysis includes forward-looking statements and should be read in conjunction with “Risk Factors” under Part II, Item 1A of this report, along with “Cautionary Statement Regarding Forward-Looking Statements” at the beginning of this report, for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

Overview

We are engaged in crude oil and natural gas exploration, exploitation and production activities in the North, South and East regions of the United States. The North region consists of properties north of Kansas and west of the Mississippi river and includes North Dakota Bakken, Montana Bakken, the Red River units and the Niobrara play in Colorado and Wyoming. The South region includes Kansas and all properties south of Kansas and west of the Mississippi river including the Anadarko Woodford and Arkoma Woodford plays in Oklahoma. The East region contains properties east of the Mississippi river including the Illinois Basin and the state of Michigan.

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

For the first three months of 2011, our crude oil and natural gas production increased to 4,650 MBoe (51,663 Boe per day), up 1,191 MBoe, or 34%, from the first three months of 2010. The increase in 2011 production was primarily driven by an increase in production from our North Dakota Bakken field and Anadarko Woodford play in Oklahoma. Our crude oil and natural gas revenues for the first three months of 2011 increased 50% to $326.5 million due to a 15% increase in realized commodity prices along with increased production compared to the same period in 2010. Our realized price per Boe increased $9.07 to $71.14 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. At various times, we have stored crude oil due to pipeline line fill requirements, low commodity prices, or transportation constraints or we have sold crude oil from inventory. These actions result in differences between our produced and sold crude oil volumes. For the three months ended March 31, 2011, crude oil sales volumes were 60 MBbls less than crude oil production, and crude oil sales volumes were 40 MBbls more than crude oil production for the same period in 2010. Our cash flows from operating activities for the three months ended March 31, 2011 were $195.6 million, an increase of $4.9 million from $190.7 million provided by our operating activities during the comparable 2010 period. The increase in operating cash flows was primarily due to increased crude oil and natural gas revenues as a result of higher commodity prices and sales volumes. During the three months ended March 31, 2011, we invested $412.8 million (including increased accruals for capital expenditures of $31.1 million and $4.3 million of seismic costs) in our capital program, concentrating mainly in the North Dakota Bakken field and the Anadarko Woodford play in Oklahoma.

In March 2011, our Board of Directors increased our 2011 capital expenditures budget to $1.75 billion to further accelerate our drilling program and increase our acreage positions in strategic plays in the United States. Our previous 2011 capital expenditures budget was $1.36 billion. Our revised 2011 capital expenditures budget of $1.75 billion will focus primarily on increased development in the North Dakota Bakken field and the Anadarko Woodford play in western Oklahoma. Due to the volatility of crude oil and natural gas prices and our desire to diligently develop our substantial inventory of undeveloped reserves, we have hedged a substantial portion of our forecasted production from our estimated proved reserves through 2013. We expect our cash flows from operations, our remaining cash balance, and the availability under our revolving credit facility will be sufficient to meet our capital expenditure needs for the next 12 months.

How We Evaluate Our Operations

We use a variety of financial and operating measures to assess our performance. Among these measures are:

•	volumes of crude oil and natural gas produced,

•	crude oil and natural gas prices realized,

•	per unit operating and administrative costs, and

•	EBITDAX (a non-GAAP financial measure).

The following table contains financial and operating highlights for the periods presented.

	Three months ended March 31,
	2011	2010
Average daily production:
Crude oil (Bbl per day)	38,446	29,121
Natural gas (Mcf per day)	79,297	55,839
Crude oil equivalents (Boe per day)	51,663	38,428
Average sales prices: (1)
Crude oil ($/Bbl)	$85.34	$71.41
Natural gas ($/Mcf)	5.09	5.40
Crude oil equivalents ($/Boe)	71.14	62.07
Production expenses ($/Boe) (1)	6.38	6.46
General and administrative expenses ($/Boe) (1) (2)	3.56	3.39
Net income (loss) (in thousands)	(137,201)	72,465
Diluted net income (loss) per share	(0.80)	0.43
EBITDAX (in thousands) (3)	268,655	175,583

(1)	Average sales prices and per unit expenses have been calculated using sales volumes and exclude any effect of derivative transactions.
(2)	General and administrative expense ($/Boe) includes non-cash equity compensation expense of $0.79 per Boe and $0.82 per Boe for the three months ended March 31, 2011 and 2010, respectively.
(3)	EBITDAX represents earnings before interest expense, income taxes, depreciation, depletion, amortization and accretion, property impairments, exploration expenses, unrealized derivative gains and losses and non-cash equity compensation expense. EBITDAX is not a measure of net income or cash flows as determined by U.S. GAAP. A reconciliation of net income to EBITDAX is provided subsequently under the heading Non-GAAP Financial Measures.

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

Results of Operations

The following table presents selected financial and operating information for each of the periods presented.

	Three months ended March 31,
	2011	2010
	In thousands, except sales price data
Crude oil and natural gas sales	$326,467	$217,124
Gain (loss) on derivative instruments, net (1)	(369,303)	26,344
Total revenues	(36,210)	248,268
Operating costs and expenses (2)	166,683	123,739
Other expenses, net	18,462	7,654

Income (loss) before income taxes	(221,355)	116,875
Provision (benefit) for income taxes	(84,154)	44,410

Net income (loss)	$(137,201)	$72,465
Production volumes:
Crude oil (MBbl) (3)	3,460	2,621
Natural gas (MMcf)	7,137	5,026
Crude oil equivalents (MBoe)	4,650	3,459
Sales volumes:
Crude oil (MBbl) (3)	3,400	2,661
Natural gas (MMcf)	7,137	5,026
Crude oil equivalents (MBoe)	4,589	3,499
Average sales prices: (4)
Crude oil ($/Bbl)	$85.34	$71.41
Natural gas ($/Mcf)	$5.09	$5.40
Crude oil equivalents ($/Boe)	$71.14	$62.07

(1)	Amounts include an unrealized non-cash mark-to-market loss on derivative instruments of $364.1 million for the three months ended March 31, 2011 and an unrealized non-cash mark-to-market gain on derivative instruments of $22.0 million for the three months ended March 31, 2010.
(2)	Net of gain on sale of assets of $15.3 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. In March 2011, we assigned certain non-strategic leaseholds in the state of Michigan to a third party for cash proceeds of $22.0 million. In connection with the transaction, we recognized a pre-tax gain of $15.3 million. The assignment involved undeveloped acreage with no proved reserves and no production or revenues.
(3)	At various times we have stored crude oil due to pipeline line fill requirements, low commodity prices, or transportation constraints or we have sold crude oil from inventory. These actions result in differences between our produced and sold crude oil volumes. Crude oil sales volumes were 60 MBbls less than crude oil production for the three months ended March 31, 2011 and 40 MBbls more than crude oil production for the three months ended March 31, 2010.
(4)	Average sales prices have been calculated using sales volumes and exclude any effect of derivative transactions.

Production

The following tables reflect our production by product and region for the periods presented.

	Three months ended March 31,
	2011		2010		Volume increase	Percent increase
	Volume	Percent	Volume	Percent
Crude oil (MBbl)	3,460	74%	2,621	76%	839	32%
Natural Gas (MMcf)	7,137	26%	5,026	24%	2,111	42%

Total (MBoe)	4,650	100%	3,459	100%	1,191	34%

	Three months ended March 31,				Volume increase (decrease)	Percent increase (decrease)
	2011		2010
	MBoe	Percent	MBoe	Percent
North Region	3,660	79%	2,707	78%	953	35%
South Region	886	19%	628	18%	258	41%
East Region	104	2%	124	4%	(20)	(16)%

Total	4,650	100%	3,459	100%	1,191	34%

Crude oil production volumes increased 32% during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Production increases in the North Dakota Bakken field, Red River units, and the Oklahoma Woodford play contributed incremental production volumes in 2011 of 850 MBbls, a 43% increase over production for the first quarter of 2010. Favorable drilling results have been the primary contributors to production growth in these areas. Natural gas production volumes increased 2,111 MMcf, or 42%, during the three months ended March 31, 2011 compared to the same period in 2010. Natural gas production in the Bakken field in the North region was up 635 MMcf, or 62%, for the three months ended March 31, 2011 compared to the same period in 2010 due to additional natural gas being connected and sold in North Dakota. Natural gas production in the Oklahoma Woodford area increased 1,196 MMcf, or 52%, due to additional wells being completed and producing in the three months ended March 31, 2011 compared to the same period in 2010.

Revenues

Our total revenues are comprised of sales of crude oil and natural gas, revenues associated with crude oil and natural gas service operations, and realized and unrealized changes in the fair value of our derivative instruments. Throughout 2010 and 2011 we entered into a series of derivative instruments, including fixed price swaps and zero-cost collars, to reduce the uncertainty of future cash flows in order to underpin our capital expenditures and accelerated drilling program over the next three years. The significant increase in the price of crude oil during the three months ended March 31, 2011 had an adverse impact on the fair value of our derivative instruments, which resulted in negative revenue adjustments of $369.3 million for the three months ended March 31, 2011. The adverse impact of the changes in our derivative instruments resulted in our total revenues being a negative $36.2 million for the three months ended March 31, 2011. The $369.3 million negative adjustment to revenue for the 2011 first quarter includes $5.2 million of net cash paid to our counterparties to settle derivatives and $364.1 million of unrealized non-cash mark-to-market losses on open derivative instruments. Excluding the unrealized non-cash components resulting from mark-to-market changes in the fair value of our derivative instruments, our total revenues for the three months ended March 31, 2011 would have been a positive $327.9 million. The unrealized mark-to-market loss relates to derivative instruments with various terms that are scheduled to be realized over the period from April 2011 through December 2013. Over this period, actual realized derivative settlements may differ significantly from the unrealized mark-to-market valuation at March 31, 2011. We expect that our revenues will continue to be significantly impacted, either positively or negatively, by changes in the fair value of our derivative instruments as a result of volatility in crude oil and natural gas prices. While the existence of historically high commodity prices over a prolonged period could continue to have an adverse impact on the fair value of our derivative instruments and derivative settlements, such an adverse impact would be partially mitigated by increased revenues from higher realized sales prices of crude oil and natural gas at the wellhead.

Crude Oil and Natural Gas Sales. Crude oil and natural gas sales for the three months ended March 31, 2011 were $326.5 million, a 50% increase from sales of $217.1 million for the same period in 2010. Our sales volumes increased 1,090 MBoe, or 31%, over the same period in 2010 due to the continuing success of our drilling programs in the Bakken field and Anadarko Woodford play. Our realized price per Boe increased $9.07 to $71.14 for the three months ended March 31, 2011 from $62.07 for the three months ended March 31, 2010. The differential between NYMEX calendar month average crude oil prices and our realized crude oil price per barrel for the three months ended March 31, 2011 was $9.21 compared to $7.42 for the three months ended March 31, 2010 and $9.02 for the year ended December 31, 2010. Factors contributing to the changing differentials included disruptions in Canadian crude oil delivery systems and other circumstances that impacted Canadian crude oil imports, increases in production in the North region, downstream transportation capacity constraints and demand fluctuations.

Derivatives. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the realized and unrealized changes in fair value on derivative instruments in the unaudited condensed consolidated statements of operations under the caption “Gain (loss) on derivative instruments, net.”

During the three months ended March 31, 2011, we realized losses on crude oil derivatives of $13.3 million and realized gains on natural gas derivatives of $8.1 million. During the three months ended March 31, 2011, we reported an unrealized non-cash mark-to-market loss on crude oil derivatives of $360.1 million and an unrealized non-cash mark-to-market loss on natural gas derivatives of $4.0 million. During the three months ended March 31, 2010, we realized gains on crude oil derivatives of $2.5 million and realized gains on natural gas derivatives of $1.8 million. During the three months ended March 31, 2010, we reported an unrealized non-cash mark-to-market loss on crude oil derivatives of $6.8 million and an unrealized non-cash mark-to-market gain on natural gas derivatives of $28.8 million.

Crude Oil and Natural Gas Service Operations. Our crude oil and natural gas service operations consist primarily of the treatment and sale of lower quality crude oil, or reclaimed crude oil. The table below shows the volumes and prices for the sale of reclaimed crude oil for the periods presented.

	Three months ended March 31,
Reclaimed crude oil sales	2011	2010	Variance
Average sales price ($/Bbl)	$79.67	$68.25	$11.42
Sales volumes (barrels)	52,138	55,361	(3,223)

Prices for reclaimed crude oil sold from our central treating units were $11.42 per barrel higher for the three months ended March 31, 2011 than the comparable 2010 period, which contributed to an increase in reclaimed crude oil revenue of $0.5 million to $4.7 million, contributing to an overall increase in crude oil and natural gas service operations revenue of $1.8 million for the three months ended March 31, 2011. Also contributing to the increase in crude oil and natural gas service operations revenue was a $1.0 million increase in saltwater disposal income resulting from increased activity. Associated crude oil and natural gas service operations expenses increased $1.5 million to $5.5 million during the three months ended March 31, 2011 from $4.0 million during the three months ended March 31, 2010 due mainly to an increase in the costs of purchasing and treating reclaimed crude oil for resale and in providing saltwater disposal services.

Operating Costs and Expenses

Production Expenses and Production Taxes and Other Expenses. Production expenses increased 30% to $29.3 million during the three months ended March 31, 2011 from $22.6 million during the three months ended March 31, 2010 due primarily to higher production volumes. Production expense per Boe decreased to $6.38 for the three months ended March 31, 2011 from $6.46 per Boe for the three months ended March 31, 2010. The per unit decrease was driven by longer natural production periods on certain North Dakota Bakken wells that resulted in lower artificial lifting costs, positive secondary recovery efforts in the Cedar Hills field that have resulted in lower-cost improvements in production, and the conversion of certain high pressure air injection units to less costly waterflood units. We plan to convert some waterflood units to high pressure air injection units on certain fields during 2011, which may result in increased production expenses compared to 2010.

Production taxes and other expenses increased $11.6 million, or 72%, to $27.6 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 as a result of higher crude oil and natural gas revenues resulting from increased commodity prices and sales volumes along with the expiration of various tax incentives. Production taxes and other expenses on the unaudited condensed consolidated statements of operations include other charges for marketing, gathering, dehydration and compression fees primarily related to natural gas sales in the Oklahoma Woodford and North Dakota Bakken areas of $2.2 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively. Production taxes, excluding other charges, as a percentage of crude oil and natural gas sales were 7.8% for the three months ended March 31, 2011 compared to 7.0% for the three months ended March 31, 2010. The increase is due to the expiration of various tax incentives coupled with higher taxable revenues in North Dakota, our most active area, which has production tax rates of up to 11.5% of crude oil revenues. Production taxes are based on the wellhead values of production and vary by state. Additionally, some states offer exemptions or reduced production tax rates for wells that produce less than a certain quantity of crude oil or natural gas and to encourage certain activities, such as horizontal drilling and enhanced recovery projects. In Montana and Oklahoma, new horizontal wells qualify for a tax incentive and are taxed at a lower rate during their initial months of production. After the incentive period expires, the tax rate increases to the statutory rates. Our overall production tax rate is expected to increase as production tax incentives we currently receive for horizontal wells reach the end of their incentive periods.

On a unit of sales basis, production expenses and production taxes and other expenses were as follows:

	Three months ended March 31,		Percent increase (decrease)
$/Boe	2011	2010
Production expenses	$6.38	$6.46	(1)%
Production taxes and other expenses	6.01	4.58	31%

Production expenses, production taxes and other expenses	$12.39	$11.04	12%

Exploration Expenses. Exploration expenses consist primarily of dry hole costs and exploratory geological and geophysical costs that are expensed as incurred. Exploration expenses increased $5.0 million in the three months ended March 31, 2011 to $6.8 million due primarily to a $1.5 million increase in dry hole expenses and a $3.3 million increase in seismic expenses resulting from higher acquisitions of seismic data in the current year in connection with our increased capital budget for 2011.

Depreciation, Depletion, Amortization and Accretion (“DD&A”). Total DD&A increased $23.1 million, or 44%, in the first quarter of 2011 compared to the first quarter of 2010, primarily due to an increase in production volumes. The following table shows the components of our DD&A rate per Boe.

	Three months ended March 31,
$/Boe	2011	2010
Crude oil and natural gas	$16.07	$14.62
Other equipment	0.25	0.23
Asset retirement obligation accretion	0.17	0.18

Depreciation, depletion, amortization and accretion	$16.49	$15.03

The increase in DD&A per Boe is partially the result of a gradual shift in our production base from our historic production base of the Red River units in the Cedar Hills field to our new production base in the Bakken field. Our producing properties in the Bakken field typically carry a higher DD&A rate due to the existence of higher cost reserves in that field compared to other areas in which we operate.

Property Impairments. Property impairments, both proved and non-producing, increased in the three months ended March 31, 2011 by $5.6 million to $20.8 million compared to $15.2 million for the three months ended March 31, 2010.

Impairment of non-producing properties increased $6.6 million during the three months ended March 31, 2011 to $20.8 million compared to $14.2 million for the three months ended March 31, 2010 reflecting higher amortization of leasehold costs resulting from a larger base of amortizable costs. Non-producing properties consist of undeveloped leasehold costs and costs associated with the purchase of certain proved undeveloped reserves. Non-producing properties are amortized on a composite method based on our estimated experience of successful drilling and the average holding period.

We evaluate our proved crude oil and natural gas properties for impairment by comparing their cost basis to the estimated future cash flows on a field basis. If the cost basis is in excess of estimated future cash flows, then we impair it based on an estimate of fair value based on discounted cash flows. We did not record any impairment provisions for proved oil and gas properties for the three months ended March 31, 2011. For that period, future cash flows were determined to be in excess of cost basis, therefore no impairment was necessary. Impairment provisions for proved crude oil and natural gas properties were $1.0 million for the three months ended March 31, 2010. Impairments of proved properties in 2010 reflect uneconomic operating results in a non-Bakken Montana field in the North region.

General and Administrative Expenses. General and administrative expenses increased $4.5 million to $16.3 million during the three months ended March 31, 2011 from $11.8 million during the comparable period in 2010. General and administrative expenses include non-cash charges for stock-based compensation of $3.6 million and $2.9 million for the three months ended March 31, 2011 and 2010, respectively. General and administrative expenses excluding stock-based compensation increased $3.8 million for the three months ended March 31, 2011 compared to the same period in 2010. The increase was primarily related to an increase in personnel costs and office related expenses associated with the growth of our Company. On a volumetric basis, general and administrative expenses increased $0.17 to $3.56 per Boe for the three months ended March 31, 2011 compared to $3.39 per Boe for the three months ended March 31, 2010.

Interest Expense. Interest expense increased $10.6 million, or 127%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to an increase in our outstanding debt balance and higher rates of interest on our senior notes in the current year compared to lower interest rates on our credit facility borrowings in the prior year. We recorded $17.2 million in interest expense on the outstanding senior notes for the three months ended March 31, 2011 compared with $6.3 million for the same period in 2010. Including the interest on both the senior notes and revolving credit facility borrowings, our weighted average interest rate for the three months ended March 31, 2011 was 7.3% with a weighted average outstanding long-term debt balance of $971.9 million compared to a weighted average interest rate of 6.1% with a weighted average outstanding long-term debt balance of $511.7 million for the same period in 2010.

Our weighted average outstanding revolving credit facility balance decreased to $71.9 million for the three months ended March 31, 2011 compared to $211.7 million for the three months ended March 31, 2010. The weighted average interest rate on our revolving credit facility borrowings was lower at 2.65% for the three months ended March 31, 2011 compared to 2.75% for the same period in 2010. At March 31, 2011, we had no outstanding borrowings on our revolving credit facility.

Income Taxes. We recorded an income tax benefit for the three months ended March 31, 2011 of $84.2 million compared with income tax expense of $44.4 million for the three months ended March 31, 2010. We provide for income taxes at a combined federal and state tax rate of approximately 38% after taking into account permanent taxable differences.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash flows generated from operating activities, financing provided by our revolving credit facility and the issuance of debt and equity securities. During the first three months of 2011, our average realized sales price was $9.07 per Boe higher than the first three months of 2010. The increase in realized commodity prices in the current year, coupled with our 31% increase in sales volumes, resulted in improved cash flows from operations and better liquidity. Further, our liquidity has improved at March 31, 2011 as we have more borrowing availability on our revolving credit facility as a result of refinancing our credit facility borrowings through the issuance and sale of common stock in March 2011 as discussed below under the heading Sale of Common Stock.

At March 31, 2011, we had approximately $477.4 million of cash and cash equivalents and approximately $747.6 million of net available liquidity under our revolving credit facility (after considering outstanding letters of credit).

Cash Flows

Cash Flows from Operating Activities

Our net cash provided by operating activities was $195.6 million and $190.7 million for the three months ended March 31, 2011 and 2010, respectively. The increase in operating cash flows was primarily due to higher crude oil and natural gas revenues as a result of higher commodity prices and sales volumes in the current period.

Cash Flows from Investing Activities

During the three months ended March 31, 2011 and 2010, we had cash flows used in investing activities (excluding asset sales) of $377.5 million and $163.0 million, respectively, related to our capital program, inclusive of dry hole costs. The increase in our cash flows used in investing activities in 2011 was due to the continued acceleration of our drilling program, primarily in the North Dakota Bakken field and the Anadarko Woodford play in Oklahoma.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2011 was $629.2 million and was mainly the result of the issuance and sale of an aggregate 10,080,000 shares of our common stock in March 2011 for total net proceeds of approximately $659.3 million, after deducting underwriting discounts and offering-related expenses, along with borrowings on our credit facility, partially offset by amounts repaid under our credit facility. Net cash used in financing activities of $28.3 million for the three months ended March 31, 2010 was mainly the result of amounts repaid under our credit facility.

Future Sources of Financing

We believe that funds from operating cash flows, our remaining cash balance, and our revolving credit facility should be sufficient to meet our cash requirements inclusive of, but not limited to, normal operating needs, debt service obligations, planned capital expenditures, and commitments and contingencies for the next 12 months.

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

Sale of Common Stock

On March 9, 2011, we and certain selling shareholders completed a public offering of an aggregate of 10,000,000 shares of our common stock, including 9,170,000 shares issued and sold by us and 830,000 shares sold by the selling shareholders, at a price of $68.00 per share ($65.45 per share, net of the underwriting discount). Our net proceeds from the offering amounted to approximately $599.8 million after deducting the underwriting discount and offering-related expenses. We did not receive any proceeds from the sale of shares by the selling shareholders. In connection with the offering, we granted the underwriters a 30-day overallotment option to purchase up to an additional 1,500,000 shares of common stock at the public offering price, less the underwriting discount, to cover overallotments, if any.

On March 25, 2011, we completed the sale of an additional 910,000 shares of our common stock at a price of $68.00 per share ($65.45 per share, net of the underwriting discount) in connection with the underwriters’ partial exercise of the overallotment option. We received additional net proceeds of approximately $59.5 million, after deducting the underwriting discount, from the partial exercise of the overallotment option. The selling shareholders did not participate in the partial exercise of the overallotment option.

After deducting underwriting discounts and offering-related expenses, we received total net proceeds from the offering of approximately $659.3 million, a portion of which was used to repay all amounts outstanding under our revolving credit facility. The remaining net proceeds, the remaining portion of which is reflected in “Cash and cash equivalents” in the condensed consolidated balance sheet at March 31, 2011, are expected to be used to accelerate our multi-year drilling program by funding our increased 2011 capital budget.

Revolving Credit Facility

We have an existing revolving credit facility with aggregate lender commitments totaling $750 million and a current borrowing base of $1.5 billion, subject to semi-annual redetermination. The aggregate commitment level may be increased at our option from time to time (provided no default exists) up to the lesser of $2.5 billion or the borrowing base then in effect. Borrowings under the facility bear interest, payable quarterly, at a rate per annum equal to the London Interbank Offered Rate (LIBOR) for one, two, three or six months, as elected by the Company, plus a margin ranging from 175 to 275 basis points, depending on the percentage of the borrowing base utilized, or the lead bank’s reference rate (prime) plus a margin ranging from 75 to 175 basis points.

The commitments under our credit facility, which matures on July 1, 2015, are from a syndicate of 14 banks and financial institutions. We believe that each member of the current syndicate has the capability to fund its commitment. If one or more lenders cannot fund its commitment, we would not have the full availability of the $750 million commitment.

We had no outstanding borrowings under our credit facility at March 31, 2011 and $30.0 million outstanding at December 31, 2010. As of March 31, 2011, we had $747.6 million of borrowing availability under our credit facility (after considering outstanding letters of credit). As previously discussed, we issued and sold an aggregate 10,080,000 shares of our common stock in March 2011 and received total net proceeds of approximately $659.3 million after deducting underwriting discounts and offering-related expenses. The net proceeds were used to repay all borrowings then outstanding under our credit facility, which had a balance prior to payoff of $155 million. As of May 2, 2011, we continued to have no outstanding borrowings and $747.6 million of borrowing availability under our credit facility.

Our credit facility contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, change material contracts, incur liens and engage in certain other transactions without the prior consent of the lenders. Our credit agreement also contains requirements that we maintain a current ratio of not less than 1.0 to 1.0 and a ratio of total funded debt to EBITDAX of no greater than 3.75 to 1.0. As defined by our credit agreement, the current ratio represents our ratio of current assets to current liabilities, inclusive of available borrowing capacity under the credit agreement and exclusive of current balances associated with derivative contracts and asset retirement obligations. EBITDAX represents earnings before interest expense, income taxes, depreciation, depletion, amortization and accretion, property impairments, exploration expenses, unrealized derivative gains and losses and non-cash equity compensation expense. EBITDAX is not a measure of net income or cash flows as determined by U.S. GAAP. A reconciliation of net income to EBITDAX is provided subsequently under the caption Non-GAAP Financial Measures. The total funded debt to EBITDAX ratio represents the sum of outstanding borrowings and letters of credit under our revolving credit facility plus our senior note obligations, divided by total EBITDAX for the most recent four quarters. We were in compliance with these covenants at March 31, 2011 and we expect to maintain compliance for at least the next 12 months. We do not believe the restrictive covenants will limit, or are reasonably likely to limit, our ability to undertake additional debt or equity financing to a material extent.

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

Derivative Activities

As part of our risk management program, we hedge a portion of our anticipated future crude oil and natural gas production to achieve more predictable cash flows and to reduce our exposure to fluctuations in crude oil and natural gas prices. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital program. Our decision on the quantity and price at which we choose to hedge our future production is based in part on our view of current and future market conditions and our desire to have the cash flows needed to fund the development of our inventory of undeveloped crude oil and natural gas reserves in conjunction with our growth strategy. While the use of hedging arrangements limits the downside risk of adverse price movements, their use also limits future revenues from favorable price movements. Substantially all of our hedging transactions are settled based upon reported settlement prices on the NYMEX.

We have hedged a significant portion of our forecasted production through 2013. Please see Note 4. Derivative Instruments in Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the accounting applicable to our derivative instruments, a listing of open contracts at March 31, 2011 and the estimated fair value of those contracts as of that date.

Future Capital Requirements

Capital Expenditures

We evaluate opportunities to purchase or sell crude oil and natural gas properties and could participate as a buyer or seller of properties at various times. We seek acquisitions that utilize our technical expertise or offer opportunities to expand our existing core areas. Acquisition expenditures are not budgeted.

In March 2011, our Board of Directors increased our 2011 capital expenditures budget to $1.75 billion to further accelerate our drilling program and to increase our acreage positions in strategic resource plays. Our previous 2011 capital expenditures budget was $1.36 billion.

Our 2011 planned capital expenditures are expected to be allocated as follows:

Amount
in millions
Exploration and development drilling	$1,521.5
Land costs	114.1
Capital facilities, workovers and re-completions	91.8
Seismic	15.0
Vehicles, computers and other equipment	7.6

Total	$1,750.0

During the first three months of 2011, we participated in the completion of 92 gross (31.1 net) wells and invested a total of $412.8 million (including increases in accruals for capital expenditures of $31.1 million and $4.3 million of seismic costs) in our capital program as shown in the following table.

Amount
in millions
Exploration and development drilling	$327.8
Land costs	44.4
Capital facilities, workovers and re-completions	5.4
Buildings, vehicles, computers and other equipment	29.4
Acquisition of producing properties	—
Seismic	4.3
Dry holes	1.5

Total	$412.8

Our 2011 capital expenditures budget of $1.75 billion will focus primarily on increased development in the North Dakota Bakken field and the Anadarko Woodford play in western Oklahoma.

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

Commitments

As of March 31, 2011, we had various drilling rig contracts with various terms extending through June 2012. These contracts were entered into in the ordinary course of business to ensure rig availability to allow us to execute our business objectives in our key strategic plays. These drilling commitments are not recorded in the accompanying condensed consolidated balance sheets. Future drilling commitments as of March 31, 2011 total approximately $65 million, of which $57 million is for contracts that expire in 2011 and $8 million is for contracts that expire in 2012.

In August 2010, we entered into an agreement with a third party whereby the third party will provide, on a take-or-pay basis, hydraulic fracturing services and related equipment to service certain of our properties in North Dakota and Montana. The arrangement has a term of three years, beginning in October 2010, with two one-year extensions available to us at our discretion. Pursuant to the take-or-pay arrangement, we will pay a fixed rate per day for a minimum number of days per calendar quarter over the three-year term regardless of whether or not the services are provided. Fixed commitments amount to $4.9 million per quarter, or $19.5 million annually, for total future commitments of $58.5 million over the three-year term. Future commitments remaining at March 31, 2011 amount to $48.7 million. The commitments under this arrangement are not recorded in the accompanying condensed consolidated balance sheets.

In 2010, the Company signed a throughput and deficiency agreement with a third party crude oil pipeline company committing to ship 10,000 barrels of crude oil per day for five years at a tariff of $1.85 per barrel. The third party system is scheduled to commence operations late in the second quarter of 2011. The Company will use this system to move some of its North region crude oil to market.

We believe that our cash flows from operations, our remaining cash balance, and available borrowing capacity under our revolving credit facility will be sufficient to satisfy the above commitments.

Corporate Relocation

On March 21, 2011, we announced plans to relocate our corporate headquarters from Enid, Oklahoma to Oklahoma City, Oklahoma. The move is a key element of our growth strategy of tripling our production and reserves between 2009 and 2014. The relocation is expected to provide more convenient access to our operations across the country, to our business partners and to an expanded pool of technical talent. The transition is expected to be completed during 2012. In connection with the relocation, we acquired an office building in Oklahoma City, Oklahoma in March 2011 for approximately $22.9 million to serve as our new headquarters. Currently, the relocation is in the preliminary stages and no significant restructuring costs or liabilities have been incurred or recognized as of March 31, 2011. We are not currently able to reasonably estimate the costs to be incurred in 2011 or 2012 in connection with the relocation, but we do not expect such costs to have a material adverse effect on our financial condition, results of operations or cash flows.

Critical Accounting Policies

There has been no change in our critical accounting policies from those disclosed in our Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements Not Yet Adopted

Various accounting standards and interpretations have been issued with effective dates in 2011. We have evaluated the recently issued accounting pronouncements that are effective in 2011 and believe that none of them will have a material effect on our financial position, results of operations or cash flows when adopted.

Further, we are closely monitoring the joint standard-setting efforts of the Financial Accounting Standards Board and the International Accounting Standards Board. There are a large number of pending accounting standards that are being targeted for completion in 2011 and beyond, including, but not limited to, standards relating to revenue recognition, accounting for leases, fair value measurements, accounting for financial instruments, balance sheet offsetting, disclosure of loss contingencies and financial statement presentation. Because these pending standards have not yet been finalized, at this time we are not able to determine the potential future impact that these standards will have, if any, on our financial position, results of operations or cash flows.

Non-GAAP Financial Measures

EBITDAX represents earnings before interest expense, income taxes, depreciation, depletion, amortization and accretion, property impairments, exploration expenses, unrealized derivative gains and losses, and non-cash equity compensation expense. EBITDAX is not a measure of net income or cash flows as determined by U.S. GAAP. Management believes EBITDAX is useful because it allows them to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at EBITDAX because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. EBITDAX should not be considered as an alternative to, or more meaningful than, net income or cash flows as determined in accordance with U.S. GAAP or as an indicator of a company’s operating performance or liquidity. Certain items excluded from EBITDAX are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of EBITDAX. Our computations of EBITDAX may not be comparable to other similarly titled measures of other companies. We believe that EBITDAX is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet future debt service requirements, if any. Our revolving credit facility requires that we maintain a total funded debt to EBITDAX ratio of no greater than 3.75 to 1.0 on a rolling four-quarter basis. This ratio represents the sum of outstanding borrowings and letters of credit under our revolving credit facility plus our senior note obligations, divided by total EBITDAX for the most recent four quarters. We were in compliance with this covenant at March 31, 2011. A violation of this covenant in the future could result in a default under our revolving credit facility. In the event of such default, the lenders under our revolving credit facility could elect to terminate their commitments thereunder, cease making further loans, and could declare all outstanding amounts, together with accrued interest, to be due and payable. If the indebtedness under our revolving credit facility were to be accelerated, our assets may not be sufficient to repay in full such indebtedness. Our revolving credit facility defines EBITDAX consistently with the definition of EBITDAX utilized and presented by us. The following table provides a reconciliation of our net income to EBITDAX for the periods presented.

	Three months ended March 31,
	2011	2010
	in thousands
Net income (loss)	$(137,201)	$72,465
Interest expense	18,971	8,360
Provision (benefit) for income taxes	(84,154)	44,410
Depreciation, depletion, amortization and accretion	75,650	52,587
Property impairments	20,848	15,175
Exploration expenses	6,812	1,786
Unrealized losses (gains) on derivatives	364,087	(22,052)
Non-cash equity compensation	3,642	2,852

EBITDAX	$268,655	$175,583

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

General. We are exposed to a variety of market risks including commodity price risk, credit risk and interest rate risk. We address these risks through a program of risk management which may include the use of derivative instruments.

Commodity Price Risk. Our primary market risk exposure is in the pricing applicable to our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for crude oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index prices. Based on our average daily production for the three months ended March 31, 2011, and excluding any effect of our derivative instruments in place, our annual revenue would increase or decrease by approximately $140.3 million for each $10.00 per barrel change in crude oil prices and $28.9 million for each $1.00 per Mcf change in natural gas prices. To partially reduce price risk caused by these market fluctuations, we periodically hedge a portion of our anticipated crude oil and natural gas production as part of our risk management program and to provide greater certainty in our internally generated cash flows to support our capital expenditure program.

For the three months ended March 31, 2011, we realized a net loss on crude oil and natural gas derivatives of $5.2 million and reported an unrealized non-cash mark-to-market loss on derivatives of $364.1 million. The fair value of our derivative instruments at March 31, 2011 was a net liability of $532.4 million. An assumed increase in the forward commodity prices used in the March 31, 2011 valuation of our derivative instruments of $10.00 per barrel for crude oil and $1.00 per MMBtu for natural gas would increase our net derivative liability to approximately $892 million at March 31, 2011. Conversely, an assumed decrease in forward commodity prices of $10.00 per barrel for crude oil and $1.00 per MMBtu for natural gas would decrease our net derivative liability to approximately $188 million at March 31, 2011.

Throughout 2010 and 2011 we entered into a series of derivative instruments, including fixed price swaps and zero-cost collars, to reduce the uncertainty of future cash flows in order to underpin our capital expenditures and accelerated drilling program over the next three years. The significant increase in the price of crude oil during the three months ended March 31, 2011 had an adverse impact on the fair value of our derivative instruments, which resulted in the recognition of a $364.1 million unrealized mark-to-market loss on derivative instruments at March 31, 2011. The unrealized mark-to-market loss relates to derivative instruments with various terms that are scheduled to be realized over the period from April 2011 through December 2013. Over this period, actual realized derivative settlements may differ significantly, either positively or negatively, from the unrealized mark-to-market valuation at March 31, 2011. While the existence of historically high commodity prices over a prolonged period could continue to have an adverse impact on the fair value of our derivative instruments and derivative settlements, such an adverse impact would be partially mitigated by increased cash flows from higher realized sales prices of crude oil and natural gas at the wellhead.

Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our crude oil and natural gas production, which we market to energy marketing companies, refineries and affiliates ($266.6 million in receivables at March 31, 2011), our joint interest receivables ($293.9 million at March 31, 2011), and counterparty credit risk associated with our derivative instrument receivables ($17.4 million at March 31, 2011).

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

Joint interest receivables arise from billing entities who own a partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to credit risk we request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $57.6 million at March 31, 2011, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We also have the right to place a lien on our co-owners interest in the well to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

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

Interest Rate Risk. Our exposure to changes in interest rates relates primarily to variable-rate borrowings outstanding under our revolving credit facility. We manage our interest rate exposure by monitoring both the effects of market changes in interest rates and the proportion of our debt portfolio that is variable-rate versus fixed-rate debt. We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives may be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We currently have no interest rate derivatives. We had no outstanding borrowings under our revolving credit facility at March 31, 2011 or May 2, 2011.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (which are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2011. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time period in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2011, there have been no material changes with respect to the legal proceedings previously disclosed in our 2010 Form 10-K. See Note 7. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

ITEM 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2010 Form 10-K that was filed with the SEC on February 25, 2011.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2010 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our 2010 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2011:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or program (3)
January 1, 2011 to January 31, 2011	1,016	$57.40	—	—
February 1, 2011 to February 28, 2011	842	$66.65	—	—
March 1, 2011 to March 31, 2011	1,314	$70.91	—	—

Total	3,172	$65.45	—	—

(1)	In connection with stock option exercises or restricted stock grants under the Continental Resources, Inc. 2000 Stock Option Plan (“2000 Plan”) and the Continental Resources, Inc. 2005 Long-Term Incentive Plan (“2005 Plan”), we adopted a policy that enables employees to surrender shares to cover their tax liability. All shares purchased above represent shares surrendered to cover tax liabilities. We paid the associated taxes to the Internal Revenue Service.

(2)	The price paid per share was the closing price of our common stock on the date of exercise or the date the restrictions lapsed on such shares, as applicable.

(3)	We are unable to determine at this time the total amount of securities or approximate dollar value of those securities that could potentially be surrendered to us pursuant to our policy that enables employees to surrender shares to cover their tax liability associated with the exercise of options or vesting of restrictions on shares under the 2000 Plan and 2005 Plan.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

The exhibits required to be filed pursuant to Item 601 of Regulation S-K are set forth in the Index to Exhibits accompanying this report and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL RESOURCES, INC.

Date: May 5, 2011	By:	/s/ John D. Hart
John D. Hart
Sr. Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Index to Exhibits

1.1	Underwriting Agreement dated March 3, 2011 among Continental Resources, Inc., the Selling Shareholders and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the underwriters named therein, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed March 9, 2011 and incorporated herein by reference.

3.1	Third Amended and Restated Certificate of Incorporation of Continental Resources, Inc. filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed May 22, 2007 and incorporated herein by reference.

3.2	Second Amended and Restated Bylaws of Continental Resources, Inc. filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed May 22, 2007 and incorporated herein by reference.

10.1	Assignment of Membership Interest dated March 18, 2011 between Harold Hamm and Continental Resources, Inc. filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed March 23, 2011 and incorporated herein by reference.

10.2*†	Summary of Non-Employee Director Compensation as of March 31, 2011.

21*	Subsidiaries of Continental Resources, Inc.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

32**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.