Form 10-Q
period 2012-09-30
CONTINENTAL RESOURCES, INC
filed 2012-11-08
CIK 732834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

185,015,995 shares of our $0.01 par value common stock were outstanding on October 26, 2012.

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

ii

Cautionary Statement for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including, but not limited to, statements or information concerning the Company’s future operations, performance, financial condition, production and reserves, schedules, plans, timing of development, returns, budgets, costs, business strategy, objectives, and cash flow, included in this report are forward-looking statements. When used in this report, the words “could,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “budget,” “plan,” “continue,” “potential,” “guidance,” “strategy” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on the Company’s current expectations and assumptions about future events and currently available information as to the outcome and timing of future events. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable and based on reasonable assumptions, no assurance can be given that such expectations will be correct or achieved or that the assumptions are accurate. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under Part II, Item 1A. Risk Factors included in this report, our Annual Report on Form 10-K for the year ended December 31, 2011, registration statements filed from time to time with the SEC, and other announcements we make from time to time.

Without limiting the generality of the foregoing, certain statements incorporated by reference, if any, or included in this report constitute forward-looking statements.

Forward-looking statements may include statements about:

•	our business strategy;

•	our future operations;

•	our reserves;

•	our technology;

•	our financial strategy;

•	crude oil, natural gas liquids, and natural gas prices and differentials;

•	the timing and amount of future production of crude oil and natural gas;

•	the amount, nature and timing of capital expenditures;

•	estimated revenues, expenses and results of operations;

•	drilling and completing wells;

•	competition;

•	marketing of crude oil and natural gas;

•	transportation of crude oil, natural gas liquids, and natural gas to markets;

•	exploitation or property acquisitions and dispositions;

•	costs of exploiting and developing our properties and conducting other operations;

•	our financial position;

•	general economic conditions;

•	credit markets;

•	our liquidity and access to capital;

•	the impact of governmental policies, laws and regulations, as well as regulatory and legal proceedings involving us and of scheduled or potential regulatory or legal changes;

•	our future operating results;

•	plans, objectives, expectations and intentions contained in this report that are not historical, including, without limitation, statements regarding our future growth plans;

•	our commodity hedging arrangements; and

•

the ability and willingness of current or potential lenders, hedging contract counterparties, customers, and working interest owners to fulfill their obligations to us or to enter into transactions with us in the future on terms that are acceptable to us.

We caution you these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for, and development, production, and sale of, crude oil and natural gas. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling, completion and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating crude oil and natural gas reserves and in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, and the other risks described under Part II, Item 1A. Risk Factors in this report, our Annual Report on Form 10-K for the year ended December 31, 2011, registration statements filed from time to time with the SEC, and other announcements we make from time to time.

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

iii

PART I. Financial Information

ITEM 1.	Financial Statements

Continental Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
	In thousands, except par values and share data
Assets
Current assets:
Cash and cash equivalents	$259,445	$53,544
Receivables:
Crude oil and natural gas sales	481,976	366,441
Affiliated parties	10,720	31,108
Joint interest and other, net	360,028	379,991
Derivative assets	6,587	6,669
Inventories	47,296	41,270
Deferred and prepaid taxes	21,917	47,658
Prepaid expenses and other	6,313	9,692

Total current assets	1,194,282	936,373
Net property and equipment, based on successful efforts method of accounting	6,922,283	4,681,733
Net debt issuance costs and other	57,268	24,355
Noncurrent derivative assets	52,517	3,625

Total assets	$8,226,350	$5,646,086

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable trade	$624,370	$642,889
Revenues and royalties payable	271,527	222,027
Payables to affiliated parties	6,060	9,939
Accrued liabilities and other	165,977	117,674
Derivative liabilities	26,039	116,985
Current portion of asset retirement obligations	1,576	2,287
Current portion of long-term debt	1,935	—

Total current liabilities	1,097,484	1,111,801
Long-term debt, net of current portion	2,943,741	1,254,301
Other noncurrent liabilities:
Deferred income tax liabilities	1,196,313	850,282
Asset retirement obligations, net of current portion	55,494	60,338
Noncurrent derivative liabilities	4,602	57,598
Other noncurrent liabilities	3,345	3,640

Total other noncurrent liabilities	1,259,754	971,858
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 185,057,399 shares issued and outstanding at September 30, 2012; 180,871,688 shares issued and outstanding at December 31, 2011	1,851	1,809
Additional paid-in capital	1,209,023	1,110,694
Retained earnings	1,714,497	1,195,623

Total shareholders’ equity	2,925,371	2,308,126

Total liabilities and shareholders’ equity	$8,226,350	$5,646,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	In thousands, except per share data
Revenues
Crude oil and natural gas sales	$617,934	$408,037	$1,664,438	$1,103,165
Crude oil and natural gas sales to affiliates	15,410	15,822	44,557	35,945
Gain (loss) on derivative instruments, net	(158,294)	537,340	144,377	372,490
Crude oil and natural gas service operations	8,679	7,790	30,176	24,071

Total revenues	483,729	968,989	1,883,548	1,535,671

Operating costs and expenses
Production expenses	53,952	35,666	137,447	95,508
Production and other expenses to affiliates	1,454	793	3,950	2,582
Production taxes and other expenses	61,717	39,262	159,524	100,315
Exploration expenses	4,899	9,814	17,752	21,660
Crude oil and natural gas service operations	7,626	6,198	24,723	19,713
Depreciation, depletion, amortization and accretion	189,374	105,085	499,847	264,236
Property impairments	27,375	26,225	93,153	66,315
General and administrative expenses	31,925	18,140	86,704	51,696
(Gain) loss on sale of assets, net	(115)	188	(67,139)	(15,387)

Total operating costs and expenses	378,207	241,371	955,961	606,638

Income from operations	105,522	727,618	927,587	929,033
Other income (expense):
Interest expense	(39,205)	(18,981)	(95,174)	(56,737)
Other	710	994	2,280	2,525

	(38,495)	(17,987)	(92,894)	(54,212)

Income before income taxes	67,027	709,631	834,693	874,821
Provision for income taxes	22,931	270,488	315,819	333,685

Net income	$44,096	$439,143	$518,874	$541,136

Basic net income per share	$0.24	$2.45	$2.88	$3.06
Diluted net income per share	$0.24	$2.44	$2.86	$3.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

			Additional		Total
	Shares	Common	paid-in	Retained	shareholders’
	outstanding	stock	capital	earnings	equity
	In thousands, except share data
Balance at December 31, 2011	180,871,688	$1,809	$1,110,694	$1,195,623	$2,308,126
Net income (unaudited)	—	—	—	518,874	518,874
Common stock issued in exchange for assets (unaudited)	3,916,157	39	82,857	—	82,896
Stock-based compensation (unaudited)	—	—	21,123	—	21,123
Stock options:
Exercised (unaudited)	86,500	—	60	—	60
Repurchased and canceled (unaudited)	(32,984)	—	(2,951)	—	(2,951)
Restricted stock:
Issued (unaudited)	279,763	3	—	—	3
Repurchased and canceled (unaudited)	(37,592)	—	(2,760)	—	(2,760)
Forfeited (unaudited)	(26,133)	—	—	—	—

Balance at September 30, 2012	185,057,399	$1,851	$1,209,023	$1,714,497	$2,925,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities	In thousands
Net income	$518,874	$541,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	500,359	266,281
Property impairments	93,153	66,315
Change in fair value of derivatives	(192,752)	(403,471)
Stock-based compensation	20,804	11,742
Provision for deferred income taxes	323,543	324,354
Dry hole costs	319	3,758
Gain on sale of assets, net	(67,139)	(15,387)
Other, net	3,604	2,800
Changes in assets and liabilities:
Accounts receivable	(112,316)	(177,627)
Inventories	(6,285)	(23,543)
Prepaid expenses and other	(5,080)	(18,937)
Accounts payable trade	(26,918)	21,206
Revenues and royalties payable	49,499	55,893
Accrued liabilities and other	48,240	17,012
Other noncurrent assets and liabilities	(8)	(1,718)

Net cash provided by operating activities	1,147,897	669,814
Cash flows from investing activities
Exploration and development	(2,584,434)	(1,245,688)
Purchase of producing crude oil and natural gas properties	(62,519)	(2,771)
Purchase of other property and equipment	(45,472)	(37,449)
Proceeds from sale of assets	101,298	22,769

Net cash used in investing activities	(2,591,127)	(1,263,139)
Cash flows from financing activities
Revolving credit facility borrowings	1,524,000	135,000
Repayment of revolving credit facility	(1,882,000)	(165,000)
Proceeds from issuance of Senior Notes	1,999,000	—
Proceeds from issuance of common stock	—	659,736
Proceeds from other debt	22,000	—
Repayment of other debt	(1,101)	—
Debt issuance costs	(7,117)	(37)
Equity issuance costs	—	(368)
Repurchase of equity grants	(5,711)	(1,656)
Exercise of stock options	60	9

Net cash provided by financing activities	1,649,131	627,684
Net change in cash and cash equivalents	205,901	34,359
Cash and cash equivalents at beginning of period	53,544	7,916

Cash and cash equivalents at end of period	$259,445	$42,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Business

Description of the Company

Continental’s principal business is crude oil and natural gas exploration, development and production with operations in the North, South, and East regions of the United States. The North region consists of properties north of Kansas and west of the Mississippi river and includes North Dakota Bakken, Montana Bakken, and the Red River units. The South region includes Kansas and all properties south of Kansas and west of the Mississippi river including the South Central Oklahoma Oil Province (“SCOOP”), Northwest Cana, and Arkoma Woodford plays in Oklahoma. The SCOOP and Northwest Cana plays were previously combined by the Company and referred to as the Anadarko Woodford play. The East region primarily includes properties east of the Mississippi river including the Illinois Basin and the state of Michigan. The Company’s operations are geographically concentrated in the North region, with that region comprising approximately 76% of the Company’s crude oil and natural gas production for the nine months ended September 30, 2012. The Company has focused its operations on the exploration and development of crude oil since the 1980s. For the nine months ended September 30, 2012, crude oil accounted for approximately 70% of the Company’s crude oil and natural gas production and approximately 89% of its crude oil and natural gas revenues.

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

The condensed consolidated financial statements as of September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011 are unaudited. The condensed consolidated balance sheet as of December 31, 2011 was derived from the audited balance sheet included in the 2011 Form 10-K. The Company has evaluated events or transactions through the date this report on Form 10-Q was filed with the SEC in conjunction with its preparation of these condensed consolidated financial statements.

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

Inventories

Inventories are stated at the lower of cost or market and consist of the following:

In thousands	September 30, 2012	December 31, 2011
Tubular goods and equipment	$18,377	$15,665
Crude oil	28,919	25,605

Total	$47,296	$41,270

Crude oil inventories are valued at the lower of cost or market using the first-in, first-out inventory method. Crude oil inventories consist of the following volumes:

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

MBbl	September 30, 2012	December 31, 2011
Crude oil line fill requirements	396	283
Temporarily stored crude oil	84	152

Total	480	435

Earnings per share

Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Diluted net income per share reflects the potential dilution of non-vested restricted stock awards and stock options, which are calculated using the treasury stock method as if the awards and options were exercised. The following table presents the calculation of basic and diluted weighted average shares outstanding and net income per share for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	In thousands, except per share data
Income (numerator):
Net income - basic and diluted	$44,096	$439,143	$518,874	$541,136

Weighted average shares (denominator):
Weighted average shares - basic	181,909	179,458	180,471	176,899
Non-vested restricted stock	628	696	624	705
Stock options	—	91	21	97

Weighted average shares - diluted	182,537	180,245	181,116	177,701
Net income per share:
Basic	$0.24	$2.45	$2.88	$3.06
Diluted	$0.24	$2.44	$2.86	$3.05

Note 3. Supplemental Cash Flow Information

The following table discloses supplemental cash flow information about cash paid for interest and income taxes. Also disclosed is information about investing activities that affects recognized assets and liabilities but does not result in cash receipts or payments.

	Nine months ended September 30,
	2012	2011
	In thousands
Supplemental cash flow information:
Cash paid for interest	$67,638	$69,658
Cash paid for income taxes	759	10,485
Cash received for income tax refunds	(72)	(116)
Non-cash investing activities:
Increase in accrued capital expenditures	4,521	117,825
Acquisition of assets through issuance of common stock	176,563	—
Asset retirement obligations, net	4,910	1,691

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

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

During the nine months ended September 30, 2012, the Company entered into several new swap derivative contracts covering a portion of its forecasted crude oil and natural gas production for 2012, 2013 and 2014. The new contracts were entered into in the ordinary course of business and the Company may enter into additional similar contracts in the future. None of the new contracts have been designated for hedge accounting.

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

At September 30, 2012, the Company had outstanding derivative contracts with respect to future production as set forth in the tables below.

			Collars
Crude Oil - NYMEX West Texas Intermediate		Swaps Weighted Average Price	Floors		Ceilings
Period and Type of Contract	Bbls		Range	Weighted Average Price	Range	Weighted Average Price
October 2012 - December 2012
Swaps - WTI	1,840,000	$88.69
Collars - WTI	1,340,440		$80.00	$80.00	$93.25 -$97.00	$94.71
January 2013 - December 2013
Swaps - WTI	11,497,500	$92.58
Collars - WTI	8,760,000		$80.00 -$95.00	$86.92	$92.30 -$110.33	$99.46
January 2014 - December 2014
Swaps - WTI	8,851,250	$96.89

Crude Oil - ICE Brent		Weighted
		Average
Period and Type of Contract	Bbls	Price
October 2012 - December 2012
Swaps - ICE Brent	1,058,000	$111.17
January 2013 - December 2013
Swaps - ICE Brent	2,372,500	$109.19

Natural Gas - NYMEX Henry Hub		Weighted
Period and Type of Contract	MMBtus	Average Price
October 2012 - December 2012
Swaps - Henry Hub	5,520,000	$3.45
January 2013 - December 2013
Swaps - Henry Hub	18,250,000	$3.76

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Derivative Fair Value Gain (Loss)

The following table presents realized and unrealized gains and losses on derivative instruments for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	In thousands
Realized gain (loss) on derivatives:
Crude oil fixed price swaps	$(4,571)	$(1,918)	$(42,362)	$(9,894)
Crude oil collars	(372)	(5,364)	(15,340)	(45,005)
Natural gas fixed price swaps	3,549	8,395	9,327	23,918

Total realized gain (loss) on derivatives	$(1,394)	$1,113	$(48,375)	$(30,981)
Unrealized gain (loss) on derivatives:
Crude oil fixed price swaps	$(106,412)	$277,803	$142,135	$199,939
Crude oil collars	(40,997)	257,816	58,113	210,300
Natural gas fixed price swaps	(9,491)	608	(7,496)	(6,768)

Total unrealized gain (loss) on derivatives	$(156,900)	$536,227	$192,752	$403,471

Gain (loss) on derivative instruments, net	$(158,294)	$537,340	$144,377	$372,490

The table below provides balance sheet data about the fair value of derivatives for the periods presented.

	September 30, 2012			December 31, 2011
	Assets	(Liabilities)	Net	Assets	(Liabilities)	Net
	Fair	Fair	Fair	Fair	Fair	Fair
In thousands	Value	Value	Value	Value	Value	Value
Commodity swaps and collars	$59,104	$(30,641)	$28,463	$10,294	$(174,583)	$(164,289)

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

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following tables summarize the valuation of financial instruments by pricing levels that were accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

	Fair value measurements at September 30, 2012 using:
Description	Level 1	Level 2	Level 3	Total
	In thousands
Derivative assets (liabilities):
Fixed price swaps	$—	$31,528	$—	$31,528
Collars	—	(3,065)	—	(3,065)

Total	$—	$28,463	$—	$28,463

	Fair value measurements at December 31, 2011 using:
Description	Level 1	Level 2	Level 3	Total
	In thousands
Derivative assets (liabilities):
Fixed price swaps	$—	$(103,110)	$—	$(103,110)
Collars	—	(61,179)	—	(61,179)

Total	$—	$(164,289)	$—	$(164,289)

The Company’s crude oil collar contracts, which were classified as Level 3 instruments in the fair value hierarchy as of and for the six months ending June 30, 2011, were transferred from Level 3 to Level 2 in the third quarter of 2011 due to the Company’s ability to corroborate the volatility factors used to value its collar contracts with observable changes in forward commodity prices. The following table sets forth a reconciliation of changes in the fair value of collar contracts while classified as Level 3 in the fair value hierarchy for the indicated periods.

2011
In thousands
Balance at January 1, 2011	$(103,418)
Total realized or unrealized gains (losses) included in earnings	(195,088)
Transfers in and out of Level 3	—

Balance at March 31, 2011	$(298,506)
Total realized or unrealized gains (losses) included in earnings	147,573
Transfers in and out of Level 3	—

Balance at June 30, 2011	$(150,933)
Total realized or unrealized gains (losses) included in earnings	—
Transfers out of Level 3	150,933

Balance at September 30, 2011	$—

Unrealized losses included in earnings for the nine months ended September 30, 2011 relating to derivatives held at September 30, 2011.	$(49,102)

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Gains and losses included in earnings for the three and nine month periods ended September 30, 2012 and 2011 attributable to the change in unrealized gains and losses relating to derivatives held at September 30, 2012 and 2011 are reported in the unaudited condensed consolidated statements of income under the caption “Gain (loss) on derivative instruments, net”.

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

Fair value measurements of proved properties are performed on at least a quarterly basis. Unobservable inputs to the fair value assessment are reviewed quarterly and are revised as warranted based on a number of factors, including reservoir performance, new drilling, crude oil and natural gas prices, changes in costs, technological advances, new geological or geophysical data, or other economic factors. Fair value measurements of proved properties are reviewed and approved by certain members of the Company’s management.

Impairments of proved properties amounted to $4.3 million for the nine months ended September 30, 2012, all of which was recognized in the second quarter. The impaired properties were written down to their estimated fair value totaling approximately $2.2 million. Impairments of proved properties amounted to $7.6 million for the nine months ended September 30, 2011, all of which was recognized in the third quarter of that year.

Unproved crude oil and natural gas properties were impaired during the three and nine months ended September 30, 2012 and 2011, reflecting amortization of undeveloped leasehold costs. For individually insignificant unproved properties, impairment losses are recognized by amortizing the portion of the properties’ costs which management estimates will not be transferred to proved properties over the lives of the leases based on experience of successful drilling and the average holding period. Individually significant unproved properties, if any, are assessed for impairment on a property-by-property basis and, if the assessment indicates an impairment, a loss is recognized by providing a valuation allowance consistent with the level at which impairment was assessed. There are currently no individually significant unproved properties that are assessed for impairment on a property-by-property basis.

The following table sets forth the non-cash impairments of both proved and unproved properties for the indicated periods. Proved and unproved property impairments are recorded under the caption “Property impairments” in the unaudited condensed consolidated statements of income.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	In thousands
Proved property impairments	$—	$7,613	$4,332	$7,613
Unproved property impairments	27,375	18,612	88,821	58,702

Total	$27,375	$26,225	$93,153	$66,315

Asset Retirement Obligations – The Company’s asset retirement obligations (AROs) primarily relate to future plugging and abandonment costs on its crude oil and natural gas properties and related facilities disposal. The fair value of AROs is estimated based on discounted cash flow projections using estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate to be used, and a rate of inflation. The fair values of ARO additions were $1.8 million and $4.8 million for the three and nine months ended September 30, 2012, respectively, which are reflected in the caption “Asset retirement obligations, net of current portion” in the condensed consolidated balance sheets. The fair values of AROs are calculated using significant unobservable inputs (Level 3). The following table sets forth quantitative information about the significant unobservable inputs used by the Company to calculate the fair value of AROs.

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

	September 30, 2012		December 31, 2011
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt:
Revolving credit facility	$—	$—	$358,000	$358,000
Note payable	20,899	20,911	—	—
8 1/4% Senior Notes due 2019	298,033	339,500	297,882	331,000
7 3/8% Senior Notes due 2020	198,517	224,667	198,419	219,000
7 1/8% Senior Notes due 2021	400,000	450,000	400,000	435,333
5% Senior Notes due 2022	2,028,227	2,096,667	—	—

Total debt	$2,945,676	$3,131,745	$1,254,301	$1,343,333

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

Note 6. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
	In thousands
Revolving credit facility	$—	$358,000
Note payable	20,899	—
8 1/4% Senior Notes due 2019(1)	298,033	297,882
7 3/8% Senior Notes due 2020(2)	198,517	198,419
7 1/8% Senior Notes due 2021(3)	400,000	400,000
5% Senior Notes due 2022(4)	2,028,227	—

Total debt	$2,945,676	$1,254,301
Less: Current portion of long-term debt	(1,935)	—

Long-term debt, net of current portion	$2,943,741	$1,254,301

(1)	The carrying amount is net of discounts of $2.0 million and $2.1 million at September 30, 2012 and December 31, 2011, respectively.
(2)	The carrying amount is net of discounts of $1.5 million and $1.6 million at September 30, 2012 and December 31, 2011, respectively.
(3)	These notes were sold at par and are recorded at 100% of face value.
(4)	The carrying amount represents $800 million of 2022 Notes issued at par in March 2012 and an additional $1.2 billion of 2022 Notes issued at 102.375% of par in August 2012, net of $0.3 million of premium amortization during the three months ended September 30, 2012. See further discussion below under the heading Senior Notes.

Revolving credit facility

On July 26, 2012, certain terms of the Company’s credit agreement were amended. Amendments included the following, among other changes:

•	Borrowing base increased from $2.25 billion to $2.75 billion;

•	Aggregate credit facility commitments increased from $1.25 billion to $1.5 billion;

•

Interest margins on advances decreased by 25 basis points for all utilization levels. LIBOR margins now range from 150 to 250 basis points and reference rate margins now range from 50 to 150 basis points, depending on the percentage of the borrowing base utilized;

•	Commitment fees on unused borrowing capacity decreased from 0.50% to 0.375% when utilization of the credit facility is below 50%;

•

Reduced the security requirement from 85% to 80% by value of all proved reserves and associated crude oil and natural gas properties, unless the Collateral Coverage Ratio, as defined in the amended credit agreement, is greater than or equal to 1.75 to 1.0, in which case the security requirement will not apply; and

•	Total Funded Debt to EBITDAX covenant ratio requirement was increased from 3.75:1.0 to 4.0:1.0.

The Company had no outstanding borrowings at September 30, 2012 on its credit facility, which matures on July 1, 2015. At December 31, 2011, the Company had $358.0 million of outstanding borrowings on its credit facility. The credit facility had aggregate commitments of $1.5 billion and a borrowing base of $2.75 billion at September 30, 2012, subject to semi-annual redetermination. The terms of the facility allow for the commitment level to be increased up to the lesser of the borrowing base then in effect or $2.5 billion. Borrowings under the facility bear interest at a rate per annum equal to the London Interbank Offered Rate (LIBOR) for one, two, three or six months, as elected by the Company, plus a margin ranging from 150 to 250 basis points, depending on the percentage of the borrowing base utilized, or the lead bank’s reference rate (prime) plus a margin ranging from 50 to 150 basis points. Credit facility borrowings are required to be secured by the Company’s interest in at least 80% (by value) of all of its proved reserves and associated crude oil and natural gas properties unless the Collateral Coverage Ratio, as defined in the amended credit agreement, is greater than or equal to 1.75 to 1.0, in which case the security requirement will not apply.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company had approximately $1.5 billion of unused commitments under its credit facility at September 30, 2012 and incurs commitment fees of 0.375% per annum of the daily average amount of unused borrowing availability. The credit agreement contains certain restrictive covenants including a requirement that the Company maintain a current ratio of not less than 1.0 to 1.0 and a ratio of total funded debt to EBITDAX of no greater than 4.0 to 1.0. As defined by the credit agreement, the current ratio represents the ratio of current assets to current liabilities, inclusive of available borrowing capacity under the credit agreement and exclusive of current balances associated with derivative contracts and asset retirement obligations. EBITDAX represents earnings before interest expense, income taxes, depreciation, depletion, amortization and accretion, property impairments, exploration expenses, non-cash gains and losses resulting from the requirements of accounting for derivatives, and non-cash equity compensation expense. EBITDAX is not a measure of net income or operating cash flows as determined by U.S. GAAP. Reconciliations of net income and operating cash flows to EBITDAX are provided in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures. The total funded debt to EBITDAX ratio represents the sum of outstanding borrowings and letters of credit on the credit facility plus the Company’s note payable and senior note obligations, divided by total EBITDAX for the most recent four quarters. The Company was in compliance with these covenants at September 30, 2012.

Senior Notes

On March 8, 2012, the Company issued $800 million of 5% Senior Notes due 2022 and received net proceeds of approximately $787.0 million after deducting the initial purchasers’ fees. The net proceeds were used to repay a portion of the borrowings then outstanding under the Company’s credit facility.

On August 16, 2012, the Company issued an additional $1.2 billion of 5% Senior Notes due 2022 (the “New Notes”). The New Notes were issued pursuant to the indenture applicable to the $800 million of 5% Senior Notes previously issued on March 8, 2012, resulting in a total of $2.0 billion aggregate principal amount of 5% Senior Notes due 2022 being issued under that indenture. The New Notes have substantially identical terms to the $800 million of Senior Notes originally issued in March 2012. The New Notes were sold at 102.375% of par value, resulting in net proceeds of approximately $1.21 billion after deducting the initial purchasers’ fees. The Company used a portion of the net proceeds from the offering to repay all amounts then outstanding under its credit facility and expects to use the remaining net proceeds to fund a portion of its remaining 2012 capital budget and for general corporate purposes.

The following table summarizes the maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding Senior Note obligations.

	2019 Notes	2020 Notes	2021 Notes	2022 Notes
Maturity date	October 1, 2019	October 1, 2020	April 1, 2021	September 15, 2022
Semi-annual interest payment dates	April 1, October 1	April 1, October 1	April 1, October 1	March 15, Sept. 15
Decreasing call premium redemption period (1)	October 1, 2014	October 1, 2015	April 1, 2016	March 15, 2017
Make-whole redemption period (2)	October 1, 2014	October 1, 2015	April 1, 2016	March 15, 2017
Redemption using equity offering proceeds (3)	—	October 1, 2013	April 1, 2014	March 15, 2015

(1)	On or after these dates, the Company has the option to redeem all or a portion of its Senior Notes at the decreasing redemption prices specified in the respective Senior Note indentures (together, the “Indentures”) plus any accrued and unpaid interest to the date of redemption.
(2)	At any time prior to these dates, the Company has the option to redeem all or a portion of its Senior Notes at the “make-whole” redemption prices specified in the Indentures plus any accrued and unpaid interest to the date of redemption.
(3)	At any time prior to these dates, the Company may redeem up to 35% of the principal amount of its Senior Notes under certain circumstances with the net cash proceeds from one or more equity offerings at the redemption prices specified in the Indentures plus any accrued and unpaid interest to the date of redemption. The optional redemption period for the 2019 Notes using equity offering proceeds expired on October 1, 2012.

The Company’s Senior Notes are not subject to any mandatory redemption or sinking fund requirements.

The Indentures contain certain restrictions on the Company’s ability to incur additional debt, pay dividends on common stock, make certain investments, create certain liens on assets, engage in certain transactions with affiliates, transfer or sell certain assets, consolidate or merge, or sell substantially all of the Company’s assets. These covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at September 30, 2012. One of the Company’s subsidiaries, Banner Pipeline Company, L.L.C., which currently has no independent assets or operations, fully and unconditionally guarantees the Senior Notes. The Company’s other subsidiary, the value of whose assets and operations are minor, does not guarantee the Senior Notes.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note payable

In February 2012, the Company borrowed $22 million under a 10-year amortizing term loan secured by the Company’s corporate office building in Oklahoma City, Oklahoma. The loan bears interest at a fixed rate of 3.14% per annum. Principal and interest are payable monthly through the loan’s maturity date of February 26, 2022. Accordingly, approximately $1.9 million is reflected as a current liability under the caption “Current portion of long-term debt” in the condensed consolidated balance sheets as of September 30, 2012.

Note 7. Commitments and Contingencies

Drilling commitments – As of September 30, 2012, the Company had drilling rig contracts with various terms extending through August 2014. These contracts were entered into in the ordinary course of business to ensure rig availability to allow the Company to execute its business objectives in its key strategic plays. Future commitments as of September 30, 2012 total approximately $125 million, of which $42 million is expected to be incurred in the remainder of 2012, $68 million in 2013, and $15 million in 2014. These drilling commitments are not recorded in the accompanying condensed consolidated balance sheets.

Fracturing and well stimulation service agreements – The Company has an agreement with a third party whereby the third party will provide, on a take-or-pay basis, hydraulic fracturing services and related equipment to service certain of the Company’s properties in North Dakota and Montana. The agreement has a term of three years, beginning in October 2010, with two one-year extensions available to the Company at its discretion. Pursuant to the take-or-pay provisions, the Company is to pay a fixed rate per day for a minimum number of days per calendar quarter over the three-year term regardless of whether the services are provided. The agreement also stipulates the Company will bear the cost of certain products and materials used. Future commitments remaining as of September 30, 2012 amount to approximately $22 million, of which $6 million is expected to be incurred in the remainder of 2012 and $16 million in 2013. Since the inception of this agreement, the Company has been using the services more than the minimum number of days each quarter. Additionally, the Company has an agreement whereby a third party will provide coiled tubing well stimulation services for certain of the Company’s properties in Oklahoma at a fixed rate per month for calendar year 2012, resulting in total future commitments of approximately $1 million as of September 30, 2012. The commitments under these agreements are not recorded in the accompanying condensed consolidated balance sheets.

Pipeline transportation commitments – The Company has entered into firm transportation commitments to guarantee pipeline access capacity totaling 15,000 barrels of crude oil per day on operational pipelines in order to reduce the impact of possible production curtailments that may arise due to limited transportation capacity. The commitments, which have 5-year terms extending as far as November 2017, require the Company to pay varying per-barrel transportation charges regardless of the amount of pipeline capacity used. Future commitments remaining as of September 30, 2012 under the operational pipeline transportation arrangements amount to approximately $53 million, of which $2 million is expected to be incurred in the remainder of 2012, $12 million annually in years 2013 through 2015, $10 million in 2016, and $5 million in 2017. Further, the Company is a party to additional 5-year firm transportation commitments for future pipeline projects being considered for development that are not yet operational. Such projects require the granting of regulatory approvals or otherwise require significant additional construction efforts by our counterparties before being completed. Future commitments under the non-operational arrangements total approximately $1.0 billion at September 30, 2012, representing aggregate transportation charges expected to be incurred over the 5-year terms of the arrangements assuming the proposed pipeline projects are completed and become operational. The timing of the commencement of pipeline operations is not known due to uncertainties involving matters such as regulatory approvals, resolution of legal and environmental disputes, construction progress and the ultimate probability of pipeline completion. Accordingly, the timing of the Company’s obligations under these non-operational arrangements cannot be predicted with certainty and may not be incurred on a ratable basis over a calendar year or may not be incurred at all. Although timing is uncertain, the Company’s obligations under these arrangements are not expected to begin until at least 2014.

Rail transportation commitments – The Company has entered into firm transportation commitments to guarantee capacity on rail transportation facilities. The rail commitments have various terms extending through December 2015 and require the Company to pay varying per-barrel transportation charges on volumes ranging from 2,500 to 10,000 barrels of crude oil per day regardless of the amount of rail capacity used. Future commitments remaining as of September 30, 2012 under the rail transportation arrangements amount to approximately $61 million, of which $9 million is expected to be incurred in the remainder of 2012, $35 million in 2013, $10 million in 2014, and $7 million in 2015.

The Company’s pipeline and rail transportation commitments are for crude oil production in the Bakken field where the Company allocates a significant portion of its capital expenditures. The commitments under these arrangements are not recorded in the accompanying condensed consolidated balance sheets. The Company is not committed under these contracts, or any other existing contract, to deliver fixed and determinable quantities of crude oil or natural gas in the future.

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

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company is involved in various other legal proceedings such as commercial disputes, claims from royalty and surface owners, property damage claims, personal injury claims and similar matters. While the outcome of these legal matters cannot be predicted with certainty, the Company does not expect them to have a material effect on its financial condition, results of operations or cash flows. As of September 30, 2012 and December 31, 2011, the Company has recorded a liability in the condensed consolidated balance sheets under the caption “Other noncurrent liabilities” of $2.3 million and $2.6 million, respectively, for various matters, none of which are believed to be individually significant.

Environmental risk – Due to the nature of the crude oil and natural gas business, the Company is exposed to possible environmental risks. The Company is not aware of any material environmental issues or claims.

Note 8. Stock-Based Compensation

The Company has granted stock options to employees pursuant to the Continental Resources, Inc. 2000 Stock Option Plan (“2000 Plan”) and restricted stock to employees and directors pursuant to the Continental Resources, Inc. 2005 Long-Term Incentive Plan (“2005 Plan”) as discussed below. The Company’s associated compensation expense, which is included in the caption “General and administrative expenses” in the unaudited condensed consolidated statements of income, is reflected in the table below for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	In thousands
Non-cash equity compensation	$7,499	$4,245	$20,804	$11,742

Stock Options

Effective October 1, 2000, the Company adopted the 2000 Plan and granted stock options to certain eligible employees. These grants consisted of either incentive stock options, nonqualified stock options or a combination of both. The granted stock options vested ratably over either a three or five-year period commencing on the first anniversary of the grant date and expired ten years from the date of grant. On November 10, 2005, the 2000 Plan was terminated. As of March 31, 2012, all options issued under the 2000 Plan had been exercised or expired.

The Company’s stock option activity under the 2000 Plan for the nine months ended September 30, 2012 is presented below:

	Outstanding		Exercisable
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at December 31, 2011	86,500	$0.71	86,500	$0.71
Exercised	(86,500)	0.71	(86,500)	0.71

Outstanding at September 30, 2012	—		—

The intrinsic value of a stock option is the amount by which the value of the underlying stock exceeds the exercise price of the option at its exercise date. The total intrinsic value of options exercised during the nine months ended September 30, 2012 was $7.6 million, all of which relates to stock options exercised during the three months ended March 31, 2012.

Restricted Stock

On October 3, 2005, the Company adopted the 2005 Plan and reserved a maximum of 5,500,000 shares of common stock that may be issued pursuant to the 2005 Plan. As of September 30, 2012, the Company had 2,415,249 shares of restricted stock available to grant to directors, officers and key employees under the 2005 Plan. Restricted stock is awarded in the name of the recipient and except for the right of disposal, constitutes issued and outstanding shares of the Company’s common stock for all corporate purposes during the period of restriction including the right to receive dividends, subject to forfeiture. Restricted stock grants generally vest over periods ranging from one to three years.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of changes in the non-vested shares of restricted stock for the nine months ended September 30, 2012 is presented below:

	Number of non-vested shares	Weighted average grant-date fair value
Non-vested restricted shares at December 31, 2011	1,198,344	$48.66
Granted	279,763	77.52
Vested	(139,757)	46.20
Forfeited	(26,133)	53.17

Non-vested restricted shares at September 30, 2012	1,312,217	$54.99

The grant date fair value of restricted stock represents the average of the high and low intraday market prices of the Company’s common stock on the date of grant. Compensation expense for a restricted stock grant is a fixed amount determined at the grant date fair value and is recognized ratably over the vesting period as services are rendered by employees and directors. The expected life of restricted stock is based on the non-vested period that remains subsequent to the date of grant. There are no post-vesting restrictions related to the Company’s restricted stock. The fair value of restricted stock that vested during the nine months ended September 30, 2012 at the vesting date was $10.3 million. As of September 30, 2012, there was $36.2 million of unrecognized compensation expense related to non-vested restricted stock. This expense is expected to be recognized over a weighted average period of 1.2 years.

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

The gains on the above transactions are included in “(Gain) loss on sale of assets, net” in the unaudited condensed consolidated statements of income.

Note 10. Property Transaction with Related Party

On March 27, 2012, the Company entered into a Reorganization and Purchase and Sale Agreement (the “Agreement”) with Wheatland Oil Inc. (“Wheatland”) and the shareholders of Wheatland. Wheatland is owned 75% by the Revocable Inter Vivos Trust of Harold G. Hamm, a trust of which Harold G. Hamm, the Company’s Chief Executive Officer, Chairman of the Board and principal

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

shareholder is the trustee and sole beneficiary, and 25% by the Company’s Vice Chairman of Strategic Growth Initiatives, Jeffrey B. Hume. The Agreement provided for the acquisition by the Company, through the issuance of shares of the Company’s common stock, of all of Wheatland’s right, title and interest in and to certain crude oil and natural gas properties and related assets, in which the Company also owns an interest, in the states of Mississippi, Montana, North Dakota and Oklahoma and the assumption of certain liabilities related thereto.

A special meeting of the Company’s shareholders was held on August 10, 2012 for the purpose of voting on whether to approve the issuance of shares of the Company’s common stock pursuant to the Agreement as required by Oklahoma state law, the requirements of the New York Stock Exchange Listed Company Manual and the terms of the Agreement. The proposal to issue shares of the Company’s common stock pursuant to the Agreement received the requisite affirmative shareholder votes at the August 10, 2012 special meeting to satisfy the necessary approval requirements. As a result, the Wheatland transaction was consummated and closed on August 13, 2012, with an effective date of January 1, 2012. At closing, after considering customary purchase price adjustments, the Company issued an aggregate of approximately 3.9 million shares of its common stock, par value $0.01 per share, to the shareholders of Wheatland in accordance with the terms of the Agreement. The fair value of the consideration transferred by the Company at closing was approximately $279 million. After closing of the transaction, any further adjustments required by the Agreement will be paid in cash.

For accounting purposes, the acquisition represents a transaction between entities under common control as Mr. Hamm is the controlling shareholder of both the Company and Wheatland. Accordingly, the Company has recorded the assets acquired and liabilities assumed at Wheatland’s carrying amount. The net book basis of Wheatland’s assets was approximately $83 million at the closing date, primarily representing $177 million for acquired crude oil and natural gas properties partially offset by $38 million of joint interest obligations assumed, $0.6 million of asset retirement obligations assumed and $57 million of deferred income tax liabilities recognized. These amounts are not final and remain subject to change up to 180 days beyond the August 13, 2012 closing date based on potential future purchase price adjustments allowed for in the Agreement.

The Company’s condensed consolidated financial statements at September 30, 2012 include the results of operations and cash flows for the acquired properties subsequent to the closing date. For both the three and nine month periods ended September 30, 2012, the acquired Wheatland properties comprised approximately 198 MBoe of the Company’s crude oil and natural gas production and approximately $16 million of its crude oil and natural gas revenues.

Note 11. Relocation of Corporate Headquarters

In March 2011, the Company announced plans to relocate its corporate headquarters from Enid, Oklahoma to Oklahoma City, Oklahoma. The Company’s relocation efforts were in essence completed during the third quarter of 2012. The Company has been recognizing the majority of relocation costs in its consolidated financial statements when incurred. During the three and nine months ended September 30, 2012, the Company recognized $2.3 million and $7.4 million, respectively, of costs associated with its relocation efforts. Relocation costs amounted to $1.1 million and $1.5 million, respectively, for the three and nine months ended September 30, 2011. These costs are included in the caption “General and administrative expenses” in the unaudited condensed consolidated statements of income. Cumulative relocation costs recognized through September 30, 2012 have totaled approximately $10.6 million. Any remaining ancillary relocation costs to be incurred are not expected to be material.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Subsequent Event

In November 2012, the Company entered into an agreement to acquire certain producing and undeveloped properties in the Bakken field from a third party for $650 million of cash, subject to customary purchase price adjustments. The closing of the transaction is expected to occur prior to December 31, 2012 and remains subject to customary closing conditions.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. Our operating results for the periods discussed may not be indicative of future performance. The following discussion and analysis includes forward-looking statements and should be read in conjunction with the risk factors described under the heading Part II, Item 1A. Risk Factors included in this report, if any, and in our Annual Report on Form 10-K for the year ended December 31, 2011, along with Cautionary Statement for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 at the beginning of this report, for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

Overview

We are engaged in crude oil and natural gas exploration, development and production activities in the North, South, and East regions of the United States. The North region consists of properties north of Kansas and west of the Mississippi river and includes North Dakota Bakken, Montana Bakken, and the Red River units. The South region includes Kansas and all properties south of Kansas and west of the Mississippi river including the South Central Oklahoma Oil Province (“SCOOP”), Northwest Cana, and Arkoma Woodford plays in Oklahoma. The SCOOP and Northwest Cana plays were previously combined by us and referred to as the Anadarko Woodford play. The East region primarily includes properties east of the Mississippi river including the Illinois Basin and the state of Michigan. Our operations are geographically concentrated in the North region, with that region comprising approximately 76% of our crude oil and natural gas production for the nine months ended September 30, 2012.

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

For the third quarter of 2012, our crude oil and natural gas production averaged 102,964 Boe per day, a 9% increase over average daily production of 94,852 Boe per day for the second quarter of 2012 and a 55% increase over average daily production of 66,289 Boe per day for the third quarter of 2011. Crude oil and natural gas production averaged 94,478 Boe per day for the nine months ended September 30, 2012, a 65% increase over average daily production of 57,365 Boe per day for the comparable 2011 period. Crude oil accounted for approximately 70% of our production for both the three and nine month periods ended September 30, 2012. The increase in 2012 production was primarily driven by an increase in production from our properties in the North Dakota Bakken field and the Northwest Cana and SCOOP plays in Oklahoma due to the continued success of our drilling programs in those areas. Our Bakken production in North Dakota averaged 48,354 Boe per day for the first nine months of 2012, a 104% increase over the first nine months of 2011. Third quarter 2012 average daily production in the North Dakota Bakken field increased 93% over the third quarter of 2011. Our production in the Northwest Cana play averaged 11,711 Boe per day for the first nine months of 2012, 212% higher than the same period in 2011. Northwest Cana average daily production for the third quarter of 2012 increased 90% compared to the third quarter of 2011, yet decreased 16% from the second quarter of 2012 due to reduced drilling activity and third-party infrastructure downtime. Production from our properties in the emerging SCOOP play in south-central Oklahoma averaged 5,183 Boe per day for the third quarter of 2012, a 327% increase over the third quarter of 2011. SCOOP production averaged 3,627 Boe per day for the first nine months of 2012, 307% higher than the same period in 2011.

Our crude oil and natural gas revenues for the third quarter of 2012 increased 49% to $633.3 million due to a 58% increase in sales volumes partially offset by a 6% decrease in realized commodity prices when compared to the third quarter of 2011. For the nine months ended September 30, 2012, crude oil and natural gas revenues were $1.71 billion, a 50% increase from the comparable 2011 period due to a 66% increase in sales volumes partially offset by a 10% decrease in realized commodity prices.

Our cash flows from operating activities for the first nine months of 2012 were $1.15 billion, an increase from $669.8 million provided by our operating activities during the comparable 2011 period. The increase in operating cash flows was primarily due to increased crude oil and natural gas revenues driven mainly by increased sales volumes, partially offset by lower realized sales prices, an increase in realized losses on derivatives and higher production expenses, production taxes, general and administrative expenses, and other expenses associated with the growth of our operations over the past year.

The previously announced relocation of our corporate headquarters from Enid, Oklahoma to Oklahoma City was in essence completed during the third quarter of 2012. For the three and nine months ended September 30, 2012, we recognized $2.3 million and $7.4 million, respectively, of costs associated with our relocation efforts. Cumulative relocation costs recognized through September 30, 2012 have totaled approximately $10.6 million.

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

•

Interest margins on advances decreased by 25 basis points for all utilization levels. LIBOR margins now range from 150 to 250 basis points and reference rate margins now range from 50 to 150 basis points, depending on the percentage of the borrowing base utilized;

•	Commitment fees on unused borrowing capacity decreased from 0.50% to 0.375% when utilization of the credit facility is below 50%;

•

Reduced the security requirement from 85% to 80% by value of all proved reserves and associated crude oil and natural gas properties, unless the Collateral Coverage Ratio, as defined in the amended credit agreement, is greater than or equal to 1.75 to 1.0, in which case the security requirement will not apply; and

•	Total Funded Debt to EBITDAX covenant ratio requirement was increased from 3.75:1.0 to 4.0:1.0.

The amendments noted above will provide us with additional available liquidity, if needed, to maintain our growth strategy, take advantage of business opportunities, and fund our capital program.

On August 13, 2012 we completed our acquisition of the assets of Wheatland Oil Inc. The transaction provided for the acquisition by us, through the issuance of shares of our common stock, of all of Wheatland’s right, title and interest in and to certain crude oil and natural gas properties and related assets in the states of Mississippi, Montana, North Dakota and Oklahoma and the assumption of certain liabilities related thereto. At closing, we issued an aggregate of approximately 3.9 million shares of our common stock to the shareholders of Wheatland. The fair value of the consideration transferred at closing was approximately $279 million. Our condensed consolidated financial statements at September 30, 2012 include the results of operations and cash flows for the acquired properties subsequent to the closing date. For both the three and nine month periods ended September 30, 2012, the acquired Wheatland properties comprised approximately 198 MBoe of our crude oil and natural gas production and approximately $16 million of our crude oil and natural gas revenues. See Note 10. Property Transaction with Related Party in Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the accounting applicable to the transaction.

In August 2012, we issued $1.2 billion of 5% Senior Notes due 2022 (the “New Notes”). The New Notes were issued pursuant to the indenture applicable to the $800 million of 2022 Notes previously issued in March 2012, resulting in a total of $2.0 billion aggregate principal amount of 5% Senior Notes due 2022 being issued under that indenture. The New Notes were sold at 102.375% of par value, resulting in net proceeds of approximately $1.21 billion after deducting the initial purchasers’ fees. We used a portion of the net proceeds from the offering to repay all amounts then outstanding under our credit facility and expect to use the remaining net proceeds to fund a portion of our remaining 2012 capital budget and for general corporate purposes.

During the first nine months of 2012, we invested approximately $2.89 billion in our capital program (including $12.5 million of seismic costs and $4.5 million of capital costs associated with increased accruals for capital expenditures), focusing primarily on increased development in the Bakken field of North Dakota and Montana and the SCOOP play in south-central Oklahoma. Our 2012 year-to-date capital expenditures include $594.0 million of unbudgeted property acquisitions, most notably from an unbudgeted acquisition of producing and undeveloped properties in the Bakken play of North Dakota in February 2012 for $276 million and the non-cash acquisition of producing and undeveloped properties from Wheatland in August 2012 recorded at $177 million. We expect to continue participating as a buyer of properties if and when we have the ability to increase our position in strategic plays at favorable terms.

In October 2012, our Board of Directors approved a 2013 capital expenditures budget of $3.4 billion, excluding acquisitions. Our 2013 capital plan is expected to focus on increased exploratory and development drilling in the North Dakota Bakken field and the SCOOP play in Oklahoma.

Due to the volatility of crude oil and natural gas prices and our desire to develop our substantial inventory of undeveloped reserves as part of our capital program, we have hedged a portion of our forecasted production. We expect our cash flows from operations, our remaining cash balance, and amounts available under our credit facility will be sufficient to meet our planned capital expenditure needs for the next 12 months.

How We Evaluate Our Operations

We use a variety of financial and operating measures to assess our performance. Among these measures are:

•	Volumes of crude oil and natural gas produced,

•	Crude oil and natural gas prices realized,

•	Per unit operating and administrative costs, and

•	EBITDAX (a non-GAAP financial measure).

The following table contains financial and operating highlights for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Average daily production:
Crude oil (Bbl per day)	72,235	47,552	65,826	42,160
Natural gas (Mcf per day)	184,377	112,423	171,912	91,231
Crude oil equivalents (Boe per day)	102,964	66,289	94,478	57,365
Average sales prices: (1)
Crude oil ($/Bbl)	$82.87	$84.02	$84.44	$88.19
Natural gas ($/Mcf)	4.00	5.50	3.97	5.37
Crude oil equivalents ($/Boe)	65.62	69.57	66.06	73.25
Production expenses ($/Boe) (1)	5.62	5.98	5.34	6.31
General and administrative expenses ($/Boe) (1)	3.31	2.98	3.35	3.32
Net income (in thousands)	44,096	439,143	518,874	541,136
Diluted net income per share	0.24	2.44	2.86	3.05
EBITDAX (in thousands) (2)	492,279	337,754	1,368,671	892,040

(1)	Average sales prices and per unit expenses have been calculated using sales volumes and exclude any effect of derivative transactions.
(2)	EBITDAX represents earnings before interest expense, income taxes, depreciation, depletion, amortization and accretion, property impairments, exploration expenses, non-cash gains and losses resulting from the requirements of accounting for derivatives, and non-cash equity compensation expense. EBITDAX is not a measure of net income or operating cash flows as determined by U.S. GAAP. Reconciliations of net income and operating cash flows to EBITDAX are provided subsequently under the heading Non-GAAP Financial Measures.

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Results of Operations

The following table presents selected financial and operating information for the periods presented.

	Three months ended September 30,
	2012	2011
	In thousands, except sales price data
Crude oil and natural gas sales	$633,344	$423,859
Gain (loss) on derivative instruments, net (1)	(158,294)	537,340
Crude oil and natural gas service operations	8,679	7,790

Total revenues	483,729	968,989
Operating costs and expenses	(378,207)	(241,371)
Other expenses, net	(38,495)	(17,987)

Income before income taxes	67,027	709,631
Provision for income taxes	(22,931)	(270,488)

Net income	$44,096	$439,143
Production volumes:
Crude oil (MBbl) (2)	6,645	4,375
Natural gas (MMcf)	16,963	10,343
Crude oil equivalents (MBoe)	9,472	6,099
Sales volumes:
Crude oil (MBbl) (2)	6,825	4,368
Natural gas (MMcf)	16,963	10,343
Crude oil equivalents (MBoe)	9,651	6,092
Average sales prices: (3)
Crude oil ($/Bbl)	$82.87	$84.02
Natural gas ($/Mcf)	4.00	5.50
Crude oil equivalents ($/Boe)	65.62	69.57

(1)	Amounts include an unrealized non-cash mark-to-market loss on derivatives of $156.9 million for the three months ended September 30, 2012 and an unrealized non-cash mark-to-market gain on derivatives of $536.2 million for the three months ended September 30, 2011.
(2)	At various times we have stored crude oil due to pipeline line fill requirements, low commodity prices, or transportation constraints or we have sold crude oil from inventory. These actions result in differences between produced and sold crude oil volumes. Crude oil sales volumes were 180 MBbls more than crude oil production for the three months ended September 30, 2012 and 7 MBbls less than crude oil production for the three months ended September 30, 2011.
(3)	Average sales prices have been calculated using sales volumes and exclude any effect of derivative transactions.

Production

The following tables reflect our production by product and region for the periods presented.

	Three months ended September 30,
	2012		2011		Volume increase	Volume percent increase
	Volume	Percent	Volume	Percent
Crude oil (MBbl)	6,645	70%	4,375	72%	2,270	52%
Natural gas (MMcf)	16,963	30%	10,343	28%	6,620	64%

Total (MBoe)	9,472	100%	6,099	100%	3,373	55%

	Three months ended September 30,
	2012		2011		Volume increase (decrease)	Volume percent increase (decrease)
	MBoe	Percent	MBoe	Percent
North Region	7,241	76%	4,647	76%	2,594	56%
South Region	2,130	23%	1,348	22%	782	58%
East Region	101	1%	104	2%	(3)	(3%)

Total	9,472	100%	6,099	100%	3,373	55%

Crude oil production volumes increased 52% during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Production increases in the Bakken field, the Northwest Cana play and SCOOP play contributed incremental production volumes in 2012 of 2,314 MBbls, an 82% increase over production in these areas for the third quarter of 2011. Production growth in these areas is primarily due to increased drilling and completion activity resulting from our drilling program.

Natural gas production volumes increased 6,620 MMcf, or 64%, during the three months ended September 30, 2012 compared to the same period in 2011. Natural gas production in the Bakken field increased 2,531 MMcf, or 102%, for the three months ended September 30, 2012 compared to the same period in 2011 due to new wells being completed and gas from existing wells being connected to natural gas processing plants in the play. Natural gas production in the Northwest Cana and SCOOP plays in

Oklahoma increased 4,165 MMcf, or 118%, due to additional wells being completed in the three months ended September 30, 2012 compared to the same period in 2011. Further, natural gas production increased 215 MMcf, or 89%, in non-Bakken areas of our North region due to the completion of new wells during the period. These increases were partially offset by a decrease in production volumes of 237 MMcf from non-core areas in our South region due to a combination of natural declines in production and reduced drilling activity prompted by the unfavorable pricing environment for natural gas in those areas.

Revenues

Our total revenues consist of sales of crude oil and natural gas, realized and unrealized changes in the fair value of our derivative instruments, and revenues associated with crude oil and natural gas service operations.

Crude Oil and Natural Gas Sales. Crude oil and natural gas sales for the three months ended September 30, 2012 were $633.3 million, a 49% increase from sales of $423.9 million for the same period in 2011. Our sales volumes increased 3,559 MBoe, or 58%, over the same period in 2011 due to the continuing success of our drilling programs in the North Dakota Bakken field and Northwest Cana play, along with early success being achieved in the emerging SCOOP play in Oklahoma. Our realized price per Boe decreased $3.95 to $65.62 for the three months ended September 30, 2012 from $69.57 for the three months ended September 30, 2011 due to lower commodity prices and higher crude oil differentials.

The differential between NYMEX calendar month average crude oil prices and our realized crude oil price per barrel for the three months ended September 30, 2012 was $9.45 compared to $5.62 for the three months ended September 30, 2011 and $6.39 for the year ended December 31, 2011. Factors contributing to the changing differential included a continued increase in crude oil production across the Williston Basin from the Bakken play as well as increased production and imports from Canada. Additionally, pipeline transportation capacity constraints in the Williston Basin have not improved and greater rail transportation takeaway capacity is just now beginning to have a positive effect on differentials. Rail costs through the 2012 third quarter remained high with the positive effect of stronger pricing in coastal markets just beginning to be realized. Overall increased production and constrained logistical factors have had a negative effect on our realized crude oil prices during the third quarter of 2012 and resulted in higher differentials compared to 2011. Our crude oil differentials to NYMEX improved in the latter part of the 2012 third quarter.

Derivatives. We have entered into a number of derivative instruments, including fixed price swaps and zero-cost collars, to reduce the uncertainty of future cash flows in order to underpin our capital expenditures and drilling program. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the realized and unrealized changes in fair value in the unaudited condensed consolidated statements of income under the caption “Gain (loss) on derivative instruments, net”, which is a component of total revenues.

Changes in commodity futures price strips during the third quarter of 2012 had a negative impact on the fair value of our derivatives, which resulted in negative revenue adjustments of $158.3 million for the three months ended September 30, 2012. We expect our revenues will continue to be significantly impacted, either positively or negatively, by changes in the fair value of our derivative instruments as a result of volatility in crude oil and natural gas prices. The following table presents the impact on total revenues related to realized and unrealized gains and losses on derivative instruments for the periods presented.

	Three months ended September 30,
	2012	2011
	In thousands
Realized gain (loss) on derivatives:
Crude oil derivatives	$(4,943)	$(7,282)
Natural gas derivatives	3,549	8,395

Total realized gain (loss) on derivatives	$(1,394)	$1,113
Unrealized gain (loss) on derivatives:
Crude oil derivatives	$(147,409)	$535,619
Natural gas derivatives	(9,491)	608

Total unrealized gain (loss) on derivatives	$(156,900)	$536,227

Gain (loss) on derivative instruments, net	$(158,294)	$537,340

The unrealized mark-to-market losses reflected above at September 30, 2012 relate to derivative instruments with various terms that are scheduled to be realized over the period from October 2012 to December 2014. Over this period, actual realized derivative settlements may differ significantly from the unrealized mark-to-market valuation at September 30, 2012.

Operating Costs and Expenses

Production Expenses and Production Taxes and Other Expenses. Production expenses increased 49% to $54.2 million during the three months ended September 30, 2012 from $36.5 million during the three months ended September 30, 2011. This increase is primarily the result of higher production volumes from an increase in the number of producing wells, which helped generate lower costs realized on a per Boe basis. Production expense per Boe was $5.62 for the three months ended September 30, 2012 compared to $5.98 per Boe for the three months ended September 30, 2011.

Production taxes and other expenses increased $23.7 million, or 60%, to $62.9 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily as a result of higher crude oil and natural gas revenues resulting from increased sales volumes. Production taxes and other expenses include charges for marketing, gathering, dehydration and compression fees primarily related to natural gas sales in the Oklahoma Woodford and North Dakota Bakken areas of $8.9 million and $5.2 million for the three months ended September 30, 2012 and 2011, respectively. The increase in other charges is primarily due to the significant increase in natural gas sales volumes in 2012. Production taxes, excluding other charges, as a percentage of crude oil and natural gas revenues were 8.4% for the three months ended September 30, 2012 compared to 8.0% for the three months ended September 30, 2011. The increase is due to higher taxable revenues coming from North Dakota, our most active area, which has production tax rates of up to 11.5% of crude oil revenues. Production taxes are generally based on the wellhead values of production and vary by state. Additionally, some states offer exemptions or reduced production tax rates for wells that produce less than a certain quantity of crude oil or natural gas and to encourage certain activities, such as horizontal drilling and enhanced recovery projects. In Montana and Oklahoma, new horizontal wells qualify for a tax incentive and are taxed at a lower rate during their initial months of production. After the incentive period expires, the tax rate reverts to the statutory rate. Our overall production tax rate is expected to further increase as we continue to expand our operations in North Dakota and as production tax incentives we currently receive for horizontal wells reach the end of their incentive periods.

On a unit of sales basis, production expenses and production taxes and other expenses were as follows for the periods presented:

	Three months ended September 30,
$/Boe	2012	2011
Production expenses	$5.62	$5.98
Production taxes and other expenses	6.52	6.44

Production expenses, production taxes and other expenses	$12.14	$12.42

Exploration Expenses. Exploration expenses consist primarily of dry hole costs and exploratory geological and geophysical costs that are expensed as incurred. The following table shows the components of exploration expenses for the periods presented.

	Three months ended September 30,
(in thousands)	2012	2011
Geological and geophysical costs	$4,678	$9,426
Dry hole costs	221	388

Exploration expenses	$4,899	$9,814

Geological and geophysical costs decreased $4.7 million for the three months ended September 30, 2012 due to changes in the timing of our acquisitions of seismic data between periods. No significant dry holes were drilled during the three months ended September 30, 2012 and 2011.

Depreciation, Depletion, Amortization and Accretion (“DD&A”). Total DD&A increased $84.3 million, or 80%, in the third quarter of 2012 compared to the third quarter of 2011 primarily due to a 55% increase in production volumes. The following table shows the components of our DD&A on a unit of sales basis.

	Three months ended September 30,
$/Boe	2012	2011
Crude oil and natural gas	$19.30	$16.83
Other equipment	0.24	0.29
Asset retirement obligation accretion	0.08	0.13

Depreciation, depletion, amortization and accretion	$19.62	$17.25

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

Property Impairments. Property impairments increased in the three months ended September 30, 2012 by $1.2 million to $27.4 million compared to $26.2 million for the three months ended September 30, 2011.

Non-producing properties consist of undeveloped leasehold costs and costs associated with the purchase of certain proved undeveloped reserves. Individually insignificant non-producing properties are amortized on an aggregate basis based on our estimated experience of successful drilling and the average holding period. Impairments of non-producing properties increased $8.8 million during the three months ended September 30, 2012 to $27.4 million compared to $18.6 million for the three months ended September 30, 2011. The increase resulted from a larger base of amortizable costs coupled with changes in management’s estimates of the undeveloped properties no longer expected to be developed before lease expiration. Given current and projected prices for natural gas, we have elected to defer drilling on certain dry gas properties, resulting in higher amortization of costs in 2012. We currently have no individually significant non-producing properties that would be assessed for impairment on a property-by-property basis.

We evaluate proved crude oil and natural gas properties for impairment by comparing their cost basis to the estimated future cash flows on a field basis. If the cost basis is in excess of estimated future cash flows, then we impair it based on an estimate of fair value based on discounted cash flows. No impairment provisions for proved properties were recognized for the three months ended September 30, 2012. For that period, future cash flows were determined to be in excess of cost basis, therefore no impairment was necessary. Impairment provisions for proved properties were $7.6 million for the three months ended September 30, 2011, reflecting uneconomic operating results for the first well drilled on our acreage in the Niobrara play in Colorado.

General and Administrative Expenses. General and administrative expenses (“G&A”) increased $13.8 million to $31.9 million for the three months ended September 30, 2012 from $18.1 million for the comparable period in 2011. G&A expenses include non-cash charges for equity compensation of $7.5 million and $4.2 million for the three months ended September 30, 2012 and 2011, respectively. The increase in equity compensation in 2012 resulted from larger grants of restricted stock due to employee growth and new executive management personnel along with an increase in our grant-date stock prices, which resulted in increased expense recognition in the third quarter of 2012 compared to the third quarter of 2011. G&A expenses excluding equity compensation increased $10.5 million for the three months ended September 30, 2012 compared to the same period in 2011. The increase was due in part to an increase in personnel costs and office-related expenses associated with our rapid growth. Over the past year, we have grown from 578 total employees in September 2011 to 721 total employees in September 2012, a 25% increase. Additionally, in March 2011 we announced plans to relocate our corporate headquarters from Enid, Oklahoma to Oklahoma City, Oklahoma. Significant progress was made toward our relocation efforts during the 2012 third quarter and the relocation is now in essence complete. For the three months ended September 30, 2012, we recognized approximately $2.3 million of costs in general and administrative expenses associated with the relocation compared to $1.1 million in the comparable 2011 period. Cumulative relocation costs recognized through September 30, 2012 have totaled approximately $10.6 million. Any remaining ancillary relocation costs to be incurred are not expected to be material.

The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Three months ended September 30,
$/Boe	2012	2011
General and administrative expenses	$2.29	$2.11
Non-cash equity compensation	0.78	0.70
Corporate relocation expenses	0.24	0.17

Total general and administrative expenses	$3.31	$2.98

Interest Expense. Interest expense increased $20.2 million, or 107%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to an increase in our weighted average outstanding long-term debt obligations. Our weighted average outstanding long-term debt balance for the three months ended September 30, 2012 was approximately $2.7 billion with a weighted average interest rate of 5.5% compared to a weighted average outstanding long-term debt balance of $900 million and a weighted average interest rate of 7.6% for the comparable period in 2011. The increase in outstanding debt resulted from higher borrowings incurred to fund increased amounts of capital expenditures and property acquisitions in 2012 compared to 2011. On March 8, 2012 and August 16, 2012, we issued $800 million and $1.2 billion, respectively, of 5% Senior Notes due 2022 and used the net proceeds from those issuances to repay credit facility borrowings.

For the third quarter of 2012 our weighted average outstanding credit facility balance was approximately $354.7 million with a weighted average interest rate of 2.2%. At September 30, 2012 we had no outstanding borrowings on our credit facility. We had no outstanding borrowings on our credit facility at September 30, 2011 and for the three months then ended.

Income Taxes. We recorded income tax expense for the three months ended September 30, 2012 of $22.9 million compared to $270.5 million for the three months ended September 30, 2011. We provide for income taxes at a combined federal and state tax rate of approximately 38% after taking into account permanent taxable differences. For the 2012 third quarter, our effective tax rate was approximately 34%, the decrease of which reflects 2011 tax return to provision adjustments recorded during the quarter that reduced our income tax provision by $3.2 million.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Results of operations

The following table presents selected financial and operating information for the periods presented.

	Nine months ended September 30,
	2012	2011
	In thousands, except sales price data
Crude oil and natural gas sales	$1,708,995	$1,139,110
Gain on derivative instruments, net (1)	144,377	372,490
Crude oil and natural gas service operations	30,176	24,071

Total revenues	1,883,548	1,535,671
Operating costs and expenses (2)	(955,961)	(606,638)
Other expenses, net	(92,894)	(54,212)

Income before income taxes	834,693	874,821
Provision for income taxes	(315,819)	(333,685)

Net income	$518,874	$541,136
Production volumes:
Crude oil (MBbl) (3)	18,036	11,510
Natural gas (MMcf)	47,104	24,906
Crude oil equivalents (MBoe)	25,887	15,661
Sales volumes:
Crude oil (MBbl) (3)	18,022	11,399
Natural gas (MMcf)	47,104	24,906
Crude oil equivalents (MBoe)	25,872	15,550
Average sales prices: (4)
Crude oil ($/Bbl)	$84.44	$88.19
Natural gas ($/Mcf)	3.97	5.37
Crude oil equivalents ($/Boe)	66.06	73.25

(1)	Amounts include unrealized non-cash mark-to-market gains on derivative instruments of $192.8 million and $403.5 million for the nine months ended September 30, 2012 and 2011, respectively.
(2)	Net of gain on sale of assets of $67.1 million and $15.4 million for the nine months ended September 30, 2012 and 2011, respectively.
(3)	At various times we have stored crude oil due to pipeline line fill requirements, low commodity prices, or transportation constraints or we have sold crude oil from inventory. These actions result in differences between produced and sold crude oil volumes. Crude oil sales volumes were 14 MBbls less than crude oil production for the nine months ended September 30, 2012 and 111 MBbls less than crude oil production for the nine months ended September 30, 2011.
(4)	Average sales prices have been calculated using sales volumes and exclude any effect of derivative transactions.

Production

The following tables reflect our production by product and region for the periods presented.

	Nine months ended September 30,					Volume percent
	2012		2011		Volume increase
	Volume	Percent	Volume	Percent		increase
Crude oil (MBbl)	18,036	70%	11,510	73%	6,526	57%
Natural gas (MMcf)	47,104	30%	24,906	27%	22,198	89%

Total (MBoe)	25,887	100%	15,661	100%	10,226	65%

	Nine months ended September 30,					Volume percent
	2012		2011		Volume increase
	MBoe	Percent	MBoe	Percent		increase
North Region	19,552	76%	12,177	78%	7,375	61%
South Region	6,029	23%	3,179	20%	2,850	90%
East Region	306	1%	305	2%	1	—

Total	25,887	100%	15,661	100%	10,226	65%

Crude oil production volumes increased 57% during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Production increases in the Bakken field, the Northwest Cana play and the SCOOP play contributed incremental production volumes in 2012 of 6,330 MBbls, an 89% increase over production in these areas for the same period in 2011. Production growth in these areas is primarily due to increased drilling and completion activity resulting from our drilling program. Additionally, production from the Red River units increased 225 MBbls, or 6%, in 2012 due to new wells being completed and enhanced recovery techniques being successfully applied.

Natural gas production volumes increased 22,198 MMcf, or 89%, during the nine months ended September 30, 2012 compared to the same period in 2011. Natural gas production in the Bakken field increased 6,908 MMcf, or 116%, for the nine months ended September 30, 2012 compared to the same period in 2011 due to new wells being completed and gas from existing wells being connected to natural gas processing plants in the play. Natural gas production in the Northwest Cana and SCOOP plays in Oklahoma increased 14,941 MMcf, or 220%, due to additional wells being completed in the nine months ended September 30, 2012 compared to the same period in 2011. Further, natural gas production increased 586 MMcf in non-Bakken areas of our North region due to the completion of new wells during the period. These increases were partially offset by a decrease in production volumes of 460 MMcf from non-core areas in our South region due to a combination of natural declines in production and reduced drilling activity prompted by the unfavorable pricing environment for natural gas in those areas.

Revenues

Our total revenues consist of sales of crude oil and natural gas, realized and unrealized changes in the fair value of our derivative instruments, and revenues associated with crude oil and natural gas service operations.

Crude Oil and Natural Gas Sales. Crude oil and natural gas sales for the nine months ended September 30, 2012 were $1,709.0 million, a 50% increase from sales of $1,139.1 million for the same period in 2011. Our sales volumes increased 10,322 MBoe, or 66%, over the same period in 2011 due to the continuing success of our drilling programs in the North Dakota Bakken field and Northwest Cana play, along with early success being achieved in the emerging SCOOP play. Our realized price per Boe decreased $7.19 to $66.06 for the nine months ended September 30, 2012 from $73.25 for the nine months ended September 30, 2011 due to lower commodity prices and higher crude oil differentials.

The differential between NYMEX calendar month average crude oil prices and our realized crude oil price per barrel for the nine months ended September 30, 2012 was $11.32 compared to $7.00 for the nine months ended September 30, 2011 and $6.39 for the year ended December 31, 2011. Factors contributing to the changing differential included a continued increase in crude oil production across the Williston Basin from the Bakken play as well as increased production and imports from Canada. Additionally, pipeline transportation capacity constraints in the Williston Basin have not improved and greater rail transportation takeaway capacity is just now beginning to have a positive effect on differentials. Rail costs through the 2012 third quarter remained high with the positive effect of stronger pricing in coastal markets just beginning to be realized. Overall increased production and constrained logistical factors have had a negative effect on our realized crude oil prices during 2012 and resulted in higher differentials compared to 2011. Our crude oil differentials to NYMEX improved in the latter part of the 2012 third quarter.

Derivatives. Changes in commodity futures price strips during the nine months ended September 30, 2012 had an overall positive impact on the fair value of our derivative instruments, which resulted in positive revenue adjustments of $144.4 million for the year-to-date period. We expect our revenues will continue to be significantly impacted, either positively or negatively, by changes in the fair value of our derivative instruments as a result of volatility in crude oil and natural gas prices. The following table presents the impact on total revenues related to realized and unrealized gains and losses on derivative instruments for the periods presented.

	Nine months ended September 30,
	2012	2011
	In thousands
Realized gain (loss) on derivatives:
Crude oil derivatives	$(57,702)	$(54,899)
Natural gas derivatives	9,327	23,918

Total realized gain (loss) on derivatives	$(48,375)	$(30,981)
Unrealized gain (loss) on derivatives:
Crude oil derivatives	$200,248	$410,239
Natural gas derivatives	(7,496)	(6,768)

Total unrealized gain (loss) on derivatives	$192,752	$403,471

Gain (loss) on derivative instruments, net	$144,377	$372,490

The net unrealized mark-to-market gain reflected above at September 30, 2012 relates to derivative instruments with various terms that are scheduled to be realized over the period from October 2012 to December 2014. Over this period, actual realized derivative settlements may differ significantly from the unrealized mark-to-market valuation at September 30, 2012.

Crude Oil and Natural Gas Service Operations. Our crude oil and natural gas service operations consist primarily of the treatment and sale of lower quality crude oil, or reclaimed crude oil. The table below shows the volumes and prices for the sale of reclaimed crude oil for the periods presented.

	Nine months ended September 30,
Reclaimed crude oil sales	2012	2011	Increase
Average sales price ($/Bbl)	$94.15	$92.63	$1.52
Sales volumes (MBbl)	205	192	13

The increases in sales volumes and realized pricing reflected above resulted in a $1.7 million increase in reclaimed oil revenue to $19.5 million for the nine months ended September 30, 2012. Additionally, revenues from saltwater disposal and other services increased $4.4 million resulting from increased activity. Associated crude oil and natural gas service operations expenses increased $5.0 million to $24.7 million during the nine months ended September 30, 2012 due mainly to an increase in the costs of purchasing and treating reclaimed crude oil for resale and in providing saltwater disposal services.

Operating Costs and Expenses

Production Expenses and Production Taxes and Other Expenses. Production expenses increased 41% to $138.0 million during the nine months ended September 30, 2012 from $98.1 million during the nine months ended September 30, 2011. This increase is primarily the result of higher production volumes from an increase in the number of producing wells. Production expense per Boe decreased to $5.34 for the nine months ended September 30, 2012 from $6.31 per Boe for the nine months ended September 30, 2011. This decrease was primarily due to higher costs being incurred in the prior year resulting from the abnormal rainfall and flooding in North Dakota during the 2011 second quarter. The increased costs, coupled with reduced production from curtailed and shut-in wells in North Dakota during that time, resulted in higher per-unit production expenses for the nine months ending September 30, 2011 compared to the same period in 2012.

Production taxes and other expenses increased $62.6 million, or 62%, to $162.9 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily as a result of higher crude oil and natural gas revenues resulting from increased sales volumes. Production taxes and other expenses on the unaudited condensed consolidated statements of income include other charges for marketing, gathering, dehydration and compression fees primarily related to natural gas sales in the Oklahoma Woodford and North Dakota Bakken areas of $21.0 million and $10.0 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in other charges is primarily due to the significant increase in natural gas sales volumes in the current year. Production taxes, excluding other charges, as a percentage of crude oil and natural gas revenues were 8.2% for the nine months ended September 30, 2012 compared to 7.9% for the nine months ended September 30, 2011. The increase is due to higher taxable revenues coming from North Dakota, our most active area, which has production tax rates of up to 11.5% of crude oil revenues. Our overall production tax rate is expected to further increase as we continue to expand our operations in North Dakota and as production tax incentives we currently receive for horizontal wells reach the end of their incentive periods.

On a unit of sales basis, production expenses and production taxes and other expenses were as follows:

	Nine months ended September 30,
$/Boe	2012	2011
Production expenses	$5.34	$6.31
Production taxes and other expenses	6.29	6.45

Production expenses, production taxes and other expenses	$11.63	$12.76

Exploration Expenses. Exploration expenses consist primarily of dry hole costs and exploratory geological and geophysical costs that are expensed as incurred. The following table shows the components of exploration expenses for the periods presented.

	Nine months ended September 30,
(in thousands)	2012	2011
Geological and geophysical costs	$17,433	$17,902
Dry hole costs	319	3,758

Exploration expenses	$17,752	$21,660

Geological and geophysical costs were consistent between periods. No significant dry holes were drilled during the nine months ended September 30, 2012. Dry hole costs recognized during the nine months ended September 30, 2011 primarily represent unsuccessful exploratory wells drilled in Michigan, Wyoming and Oklahoma.

Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $235.6 million, or 89%, in the first nine months of 2012 compared to the first nine months of 2011 primarily due to a 65% increase in production volumes. The following table shows the components of our DD&A on a unit of sales basis.

	Nine months ended September 30,
$/Boe	2012	2011
Crude oil and natural gas	$18.98	$16.55
Other equipment	0.25	0.29
Asset retirement obligation accretion	0.09	0.15

Depreciation, depletion, amortization and accretion	$19.32	$16.99

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

Property Impairments. Property impairments increased in the nine months ended September 30, 2012 by $26.9 million to $93.2 million compared to $66.3 million for the nine months ended September 30, 2011.

Impairments of non-producing properties increased $30.1 million during the nine months ended September 30, 2012 to $88.8 million compared to $58.7 million for the nine months ended September 30, 2011. The increase resulted from a larger base of amortizable costs coupled with changes in management’s estimates of the undeveloped properties no longer expected to be developed before lease expiration. Given current and projected prices for natural gas, we have elected to defer drilling on certain dry gas properties, resulting in higher amortization of costs in 2012.

Impairment provisions for proved properties were $4.3 million for the nine months ended September 30, 2012, primarily reflecting uneconomic operating results in a non-Woodford single-well field in our South region. Impairment provisions for proved properties were $7.6 million for the nine months ended September 30, 2011, reflecting uneconomic operating results for the first well drilled on our acreage in the Niobrara play in Colorado.

General and Administrative Expenses. G&A expenses increased $35.0 million to $86.7 million during the nine months ended September 30, 2012 from $51.7 million during the comparable period in 2011. G&A expenses include non-cash charges for equity compensation of $20.8 million and $11.7 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in equity compensation in 2012 resulted from larger grants of restricted stock due to employee growth and new executive management personnel along with an increase in our grant-date stock prices, which resulted in increased expense recognition in 2012 compared to the prior year. G&A expenses excluding equity compensation increased $25.9 million for the nine months ended September 30, 2012 compared to the same period in 2011. The increase was due in part to an increase in personnel costs and office-related expenses associated with our rapid growth. Over the past year, we have grown from 578 total employees in September 2011 to 721 total employees in September 2012, a 25% increase. Additionally, in March 2011 we announced plans to relocate our corporate headquarters from Enid, Oklahoma to Oklahoma City, Oklahoma. Our relocation efforts were in essence completed during the 2012 third quarter. For the nine months ended September 30, 2012, we recognized approximately $7.4 million of costs in general and administrative expenses associated with the relocation compared to $1.5 million for the comparable 2011 period. Cumulative relocation costs recognized through September 30, 2012 have totaled approximately $10.6 million. Any remaining ancillary relocation costs to be incurred are not expected to be material.

The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Nine months ended September 30,
$/Boe	2012	2011
General and administrative expenses	$2.26	$2.47
Non-cash equity compensation	0.80	0.76
Corporate relocation expenses	0.29	0.09

Total general and administrative expenses	$3.35	$3.32

Interest Expense. Interest expense increased $38.4 million, or 68%, for the nine months ended September 30, 2012 compared to the same period in 2011 due to an increase in our weighted average outstanding long-term debt obligations. Our weighted average outstanding long-term debt balance for the nine months ended September 30, 2012 was approximately $2.1 billion with a weighted average interest rate of 5.5% compared to a weighted average outstanding long-term debt balance of approximately $923.7 million and a weighted average interest rate of 7.4% for the comparable period in 2011. The increase in outstanding debt resulted from higher borrowings incurred to fund increased amounts of capital expenditures and property acquisitions in 2012 compared to 2011. On March 8, 2012 and August 16, 2012, we issued $800 million and $1.2 billion, respectively, of 5% Senior Notes due 2022 and used the net proceeds from those issuances to repay credit facility borrowings.

For the nine months ended September 30, 2012 our weighted average outstanding credit facility balance increased to $407.6 million compared to $23.7 million for the nine months ended September 30, 2011. The weighted average interest rate on our credit facility borrowings was 2.3% for the nine months ended September 30, 2012 compared to 2.7% for the same period in 2011. At September 30, 2012 and 2011, we had no outstanding borrowings on our credit facility.

Income Taxes. We recorded income tax expense for the nine months ended September 30, 2012 of $315.8 million compared to $333.7 million for the nine months ended September 30, 2011. We provide for income taxes at a combined federal and state tax rate of approximately 38% after taking into account permanent taxable differences.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash flows generated from operating activities, financing provided by our revolving credit facility and the issuance of debt and equity securities. The 66% increase in sales volumes for the nine months ended September 30, 2012 compared to the same period in 2011 resulted in improved cash flows from operations and better liquidity. Further, our liquidity has improved as we have more borrowing availability on our credit facility resulting from the July 2012 increase in our credit facility’s borrowing base from $2.25 billion to $2.75 billion and the increase in aggregate commitments from $1.25 billion to $1.5 billion as discussed below under the heading Revolving Credit Facility.

As of October 26, 2012, we had approximately $1.5 billion of borrowing availability on our credit facility. At that date, we had no borrowings outstanding on our credit facility.

Cash Flows

Cash Flows from Operating Activities

Our net cash provided by operating activities was $1.15 billion and $669.8 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in operating cash flows was primarily due to higher crude oil and natural gas revenues driven by higher sales volumes, partially offset by lower realized sales prices, an increase in realized losses on derivatives and increases in production expenses, production taxes, general and administrative expenses, and other expenses associated with the growth of our operations.

Cash Flows used in Investing Activities

During the nine months ended September 30, 2012 and 2011, we had cash flows used in investing activities (excluding asset sales) of $2.69 billion and $1.29 billion, respectively, related to our capital program, inclusive of dry hole costs. The increase in cash flows used in investing activities in 2012 was primarily due to our larger capital budget and drilling program for 2012 coupled with an increase in property acquisitions in the current period, most notably the February 2012 acquisition of producing and non-producing properties in North Dakota for $276 million. The use of cash for capital expenditures was partially offset by proceeds received from asset dispositions. Proceeds from the sale of assets amounted to $101.3 million for the nine months ended September 30, 2012, primarily related to our February 2012 disposition of certain Wyoming properties for proceeds of $84.4 million and our June 2012 disposition of certain Oklahoma properties for proceeds of $15.9 million. Proceeds from the sale of assets amounted to $22.8 million for the nine months ended September 30, 2011, primarily related to our March 2011 disposition of certain Michigan properties for proceeds of $22.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 was $1.65 billion primarily resulting from the receipt of $787.0 million of net proceeds from the March 2012 issuance of $800 million of 5% Senior Notes due 2022 and an additional $1.21 billion of net proceeds received from the August 2012 issuance of 2022 Notes, partially offset by $358.0 million of net repayments on our credit facility. Net cash provided by financing activities of $627.7 million for the nine months ended September 30, 2011 was the result of receiving $659.7 million of net proceeds from the issuance and sale of an aggregate 10,080,000 shares of our common stock in March 2011, partially offset by net repayments of $30.0 million on our credit facility.

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

•

Interest margins on advances decreased by 25 basis points for all utilization levels. LIBOR margins now range from 150 to 250 basis points and reference rate margins now range from 50 to 150 basis points, depending on the percentage of the borrowing base utilized;

•	Commitment fees on unused borrowing capacity decreased from 0.50% to 0.375% when utilization of the credit facility is below 50%;

•

Reduced the security requirement from 85% to 80% by value of all proved reserves and associated crude oil and natural gas properties, unless the Collateral Coverage Ratio, as defined in the amended credit agreement, is greater than or equal to 1.75 to 1.0, in which case the security requirement will not apply; and

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

We had no outstanding borrowings on our credit facility at September 30, 2012 and $358.0 million outstanding at December 31, 2011. As of September 30, 2012, we had approximately $1.5 billion of borrowing availability under our credit facility. As discussed elsewhere herein, we issued $1.2 billion of 5% Senior Notes due 2022 in August 2012 at 102.375% of par value and received net proceeds of approximately $1.21 billion after deducting initial purchasers’ fees. The net proceeds were used to repay all borrowings then outstanding under our credit facility, which had a balance prior to payoff of $822 million. As of October 26, 2012, we continued to have no outstanding borrowings and approximately $1.5 billion of borrowing availability under our credit facility.

Our credit facility contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, change material contracts, incur liens and engage in certain other transactions without the prior consent of the lenders. Our credit facility also contains requirements that we maintain a current ratio of not less than 1.0 to 1.0 and a ratio of total funded debt to EBITDAX of no greater than 4.0 to 1.0. As defined by our credit agreement, the current ratio represents our ratio of current assets to current liabilities, inclusive of available borrowing capacity under the credit facility and exclusive of current balances associated with derivative contracts and asset retirement obligations. EBITDAX represents earnings before interest expense, income taxes, depreciation, depletion, amortization and accretion, property impairments, exploration expenses, non-cash gains and losses resulting from the requirements of accounting for derivatives, and non-cash equity compensation expense. EBITDAX is not a measure of net income or operating cash flows as determined by U.S. GAAP. Reconciliations of net income and operating cash flows to EBITDAX are provided subsequently under the caption Non-GAAP Financial Measures. The total funded debt to EBITDAX ratio represents the sum of outstanding borrowings and letters of credit under our credit facility plus our note payable and senior note obligations, divided by total EBITDAX for the most recent four quarters. We were in compliance with these covenants at September 30, 2012 and expect to maintain compliance for at least the next 12 months. A violation of these covenants in the future could result in a default under our credit facility and such event could result in an acceleration of other outstanding indebtedness. In the event of such default, the lenders under our credit facility could elect to terminate their commitments thereunder, cease making further loans, and could declare all outstanding amounts, if any, to be due and payable. If we had any outstanding borrowings under our credit facility and such indebtedness were to be accelerated, our assets may not be sufficient to repay in full such indebtedness. We do not believe the restrictive covenants are reasonably likely to limit our ability to undertake additional debt or equity financing to a material extent.

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

On August 16, 2012, we issued an additional $1.2 billion of 2022 Notes (the “New Notes”). The New Notes were issued pursuant to the indenture applicable to the $800 million of 2022 Notes previously issued on March 8, 2012, resulting in a total of $2.0 billion aggregate principal amount of 5% Senior Notes due 2022 being issued under that indenture. The New Notes have substantially identical terms to the $800 million of 2022 Notes originally issued in March 2012. The New Notes were sold at 102.375% of par value, resulting in net proceeds of approximately $1.21 billion after deducting the initial purchasers’ fees. We used a portion of the net proceeds from the offering to repay all amounts then outstanding under our credit facility and expect to use the remaining net proceeds to fund a portion of our remaining 2012 capital budget and for general corporate purposes.

The following table summarizes the maturity dates, semi-annual interest payment dates, and optional redemption periods related to our outstanding Senior Note obligations.

	2019 Notes	2020 Notes	2021 Notes	2022 Notes
Maturity date	October 1, 2019	October 1, 2020	April 1, 2021	September 15, 2022
Semi-annual interest payment dates	April 1, October 1	April 1, October 1	April 1, October 1	March 15, Sept. 15
Decreasing call premium redemption period (1)	October 1, 2014	October 1, 2015	April 1, 2016	March 15, 2017
Make-whole redemption period (2)	October 1, 2014	October 1, 2015	April 1, 2016	March 15, 2017
Redemption using equity offering proceeds (3)	—	October 1, 2013	April 1, 2014	March 15, 2015

(1)	On or after these dates, the Company has the option to redeem all or a portion of its Senior Notes at the decreasing redemption prices specified in the respective Senior Note indentures (together, the “Indentures”) plus any accrued and unpaid interest to the date of redemption.
(2)	At any time prior to these dates, the Company has the option to redeem all or a portion of its Senior Notes at the “make-whole” redemption prices specified in the Indentures plus any accrued and unpaid interest to the date of redemption.
(3)	At any time prior to these dates, the Company may redeem up to 35% of the principal amount of its Senior Notes under certain circumstances with the net cash proceeds from one or more equity offerings at the redemption prices specified in the Indentures plus any accrued and unpaid interest to the date of redemption. The optional redemption period for the 2019 Notes using equity offering proceeds expired on October 1, 2012.

Currently, we have no plans or intentions of exercising an early redemption option on the Senior Notes. Our Senior Notes are not subject to any mandatory redemption or sinking fund requirements.

The Indentures contain certain restrictions on our ability to incur additional debt, pay dividends on common stock, make certain investments, create certain liens on assets, engage in certain transactions with affiliates, transfer or sell certain assets, consolidate or merge, or sell substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. We were in compliance with these covenants as of September 30, 2012 and expect to maintain compliance for at least the next 12 months. We do not believe the restrictive covenants will materially limit our ability to undertake additional debt or equity financing. One of our subsidiaries, Banner Pipeline Company, L.L.C., which currently has no independent assets or operations, fully and unconditionally guarantees the Senior Notes. Our other subsidiary, the value of whose assets and operations are minor, does not guarantee the Senior Notes.

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

We have hedged a portion of our forecasted production. Please see Note 4. Derivative Instruments in Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the accounting applicable to our derivative instruments, a summary of open contracts at September 30, 2012 and the estimated fair value of those contracts as of that date.

Future Capital Requirements

Capital Expenditures

We evaluate opportunities to purchase or sell crude oil and natural gas properties and expect to participate as a buyer or seller of properties at various times. We seek acquisitions that utilize our technical expertise or offer opportunities to expand our existing core areas. Acquisition expenditures are not budgeted.

Our capital expenditure budget for 2012 is $3.0 billion excluding acquisitions, which is expected to be allocated as follows.

Amount
in millions
Exploration and development drilling	$2,700
Land costs	165
Capital facilities, workovers and re-completions	70
Buildings, vehicles, computers and other equipment	45
Seismic	20

Total	$3,000

During the nine months ended September 30, 2012, we participated in the completion of 541 gross (221.7 net) wells and invested a total of approximately $2.89 billion in our capital program (including $12.5 million of seismic costs and $4.5 million of capital costs associated with increased accruals for capital expenditures). Our 2012 year-to-date capital expenditures include $594.0 million of unbudgeted property acquisitions, most notably from an acquisition of producing and undeveloped properties in the Bakken play of North Dakota in February 2012 for $276 million, of which $51.7 million was allocated to producing properties, and the non-cash acquisition of producing and undeveloped properties from Wheatland in August 2012 recorded at $176.6 million. Our 2012 year-to-date capital expenditures were allocated as follows.

Amount
in millions
Exploration and development drilling	$2,080.8
Land costs	117.5
Capital facilities, workovers and re-completions	35.8
Buildings, vehicles, computers and other equipment	45.3
Seismic	12.5

Capital expenditures, excluding acquisitions	$2,291.9
Acquisitions of producing properties	62.5
Acquisitions of non-producing properties	354.9
Non-cash acquisition of Wheatland oil and gas properties	176.6

Total acquisitions	$594.0

Total capital expenditures	$2,885.9

Our 2012 capital program focuses primarily on increased development in the Bakken field and the SCOOP play in south-central Oklahoma.

In October 2012, our Board of Directors approved a 2013 capital expenditures budget of $3.4 billion excluding acquisitions, which is expected to be allocated as follows:

Amount
in billions
Exploration and development drilling	$2.9
Land costs	0.2
Capital facilities, workovers and re-completions	0.2
Buildings, vehicles, computers and other	0.1

Total 2013 capital budget, excluding acquisitions	$3.4

Our 2013 capital plan is expected to continue focusing on increased exploratory and development drilling in the Bakken field and the SCOOP play in south-central Oklahoma.

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

Commitments and Contingencies

Drilling commitments – As of September 30, 2012, we had drilling rig contracts with various terms extending through August 2014. These contracts were entered into in the ordinary course of business to ensure rig availability to allow us to execute our business objectives in our key strategic plays. These drilling commitments are not recorded in the accompanying condensed consolidated balance sheets. Future drilling commitments as of September 30, 2012 total approximately $125 million, of which $42 million is expected to be incurred in the remainder of 2012, $68 million in 2013, and $15 million in 2014. We expect to continue to enter into additional drilling rig contracts to help mitigate the risk of experiencing equipment shortages and rising costs that could delay our drilling projects or cause us to incur expenditures not provided for in our capital budget.

Fracturing and well stimulation service agreements – We have an agreement with a third party whereby the third party will provide, on a take-or-pay basis, hydraulic fracturing services and related equipment to service certain of our properties in North Dakota and Montana. The arrangement has a term of three years, beginning in October 2010, with two one-year extensions available to us at our discretion. Pursuant to the take-or-pay provisions, we will pay a fixed rate per day for a minimum number of days per calendar quarter over the three-year term regardless of whether the services have been provided. Future commitments remaining at September 30, 2012 amount to approximately $22 million, of which $6 million is expected to be incurred in the remainder of 2012 and $16 million in 2013. Since the inception of this agreement, we have been using the services more than the minimum number of days each quarter. Additionally, we have an agreement whereby a third party will provide coiled tubing well stimulation services for certain of our properties in Oklahoma at a fixed rate per month for calendar year 2012, resulting in total future commitments of approximately $1 million as of September 30, 2012. The commitments under these arrangements are not recorded in the accompanying condensed consolidated balance sheets.

Pipeline transportation commitments – We have entered into firm transportation commitments to guarantee pipeline access capacity totaling 15,000 barrels of crude oil per day on operational pipelines in order to reduce the impact of possible production curtailments that may arise due to limited transportation capacity. The commitments, which have 5-year terms extending as far as November 2017, require us to pay varying per-barrel transportation charges regardless of the amount of pipeline capacity used. Future commitments remaining as of September 30, 2012 under the operational pipeline transportation arrangements amount to approximately $53 million, of which $2 million is expected to be incurred in the remainder of 2012, $12 million annually in years 2013 through 2015, $10 million in 2016, and $5 million in 2017. Further, we are a party to additional 5-year firm transportation commitments for future pipeline projects being considered for development that are not yet operational. Such projects require the granting of regulatory approvals or otherwise require significant additional construction efforts by our counterparties before being completed. Future commitments under the non-operational arrangements total approximately $1.0 billion at September 30, 2012, representing aggregate transportation charges expected to be incurred over the 5-year terms of the arrangements assuming the proposed pipeline projects are completed and become operational. The timing of the commencement of pipeline operations is not known due to uncertainties involving matters such as regulatory approvals, resolution of legal and environmental disputes, construction progress and the ultimate probability of pipeline completion. Accordingly, the timing of our obligations under these non-operational arrangements cannot be predicted with certainty and may not be incurred on a ratable basis over a calendar year or may not be incurred at all. Although timing is uncertain, our obligations under these arrangements are not expected to begin until at least 2014.

Rail transportation commitments – We have entered into firm transportation commitments to guarantee capacity on rail transportation facilities. The rail commitments have various terms extending through December 2015 and require us to pay varying per-barrel transportation charges on volumes ranging from 2,500 to 10,000 barrels of crude oil per day regardless of the amount of rail capacity used. Future commitments remaining as of September 30, 2012 under the rail transportation arrangements amount to approximately $61 million, of which $9 million is expected to be incurred in the remainder of 2012, $35 million in 2013, $10 million in 2014, and $7 million in 2015.

Our pipeline and rail transportation commitments are for crude oil production in the Bakken field where we allocate a significant portion of our capital expenditures. The commitments under these arrangements are not recorded in the accompanying condensed consolidated balance sheets. We are not committed under any existing contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future.

We believe our cash flows from operations, our remaining cash balance, and amounts available under our credit facility will be sufficient to satisfy the above commitments.

Litigation – In November 2010, an alleged class action was filed against the Company alleging we improperly deducted post-production costs from royalties paid to plaintiffs and other royalty interest owners from crude oil and natural gas wells located in Oklahoma. The plaintiffs seek recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the alleged class. We have responded to the petition, denied the allegations and raised a number of affirmative defenses. Discovery is ongoing and information and documents continue to be exchanged. We are not currently able to estimate what impact, if any, the action will have on our financial condition, results of operations or cash flows given the preliminary status of the matter and uncertainties with respect to, among other things, the nature of the claims and defenses, the potential size of the class, the scope and types of the properties and agreements involved, the production years involved, and the ultimate potential outcome of the matter.

Common Stock Issued in Exchange for Acquired Assets

On March 27, 2012, we entered into a Reorganization and Purchase and Sale Agreement (the “Agreement”) with Wheatland Oil Inc. (“Wheatland”) and the shareholders of Wheatland. Wheatland is owned 75% by the Revocable Inter Vivos Trust of Harold G. Hamm, a trust of which Harold G. Hamm, our Chief Executive Officer, Chairman of the Board and principal shareholder is the trustee and sole beneficiary, and 25% by our Vice Chairman of Strategic Growth Initiatives, Jeffrey B. Hume. The Agreement provided for the acquisition by us, through the issuance of shares of our common stock, of all of Wheatland’s right, title and interest in and to certain crude oil and natural gas properties and related assets, in which we also own an interest, in the states of Mississippi, Montana, North Dakota and Oklahoma and the assumption of certain liabilities related thereto.

A special meeting of our shareholders was held on August 10, 2012 for the purpose of voting on whether to approve the issuance of shares of our common stock pursuant to the Agreement as required by Oklahoma state law, the requirements of the New York Stock Exchange Listed Company Manual and the terms of the Agreement. The proposal to issue shares of our common stock pursuant to the Agreement received the requisite affirmative shareholder votes at the August 10, 2012 special meeting to satisfy the necessary approval requirements. As a result, the Wheatland transaction was consummated and closed on August 13, 2012, with an effective date of January 1, 2012. At closing, after considering customary purchase price adjustments, we issued an aggregate of approximately 3.9 million shares of our common stock, par value $0.01 per share, to the shareholders of Wheatland in accordance with the terms of the Agreement. The fair value of the consideration transferred at closing was approximately $279 million. After closing of the transaction, any further adjustments required by the Agreement will be paid in cash.

Pending Acquisition

In November 2012, we entered into an agreement to acquire certain producing and undeveloped properties in the Bakken field from a third party for $650 million of cash, subject to customary purchase price adjustments. The closing of the transaction is expected to occur prior to December 31, 2012 and remains subject to customary closing conditions.

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

We are monitoring the joint standard-setting efforts of the FASB and International Accounting Standards Board. There are a number of pending accounting standards being targeted for completion in 2013 and beyond, including, but not limited to, standards relating to revenue recognition, accounting for leases, fair value measurements, and accounting for financial instruments. Because these pending standards have not yet been finalized, at this time we are not able to determine the potential future impact these standards will have, if any, on our financial position, results of operations or cash flows.

Non-GAAP Financial Measures

We use a variety of financial and operational measures to assess our performance. Among these measures is EBITDAX. EBITDAX represents earnings before interest expense, income taxes, depreciation, depletion, amortization and accretion, property impairments, exploration expenses, non-cash gains and losses resulting from the requirements of accounting for derivatives, and non-cash equity compensation expense. EBITDAX is not a measure of net income or operating cash flows as determined by U.S. GAAP.

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

We believe EBITDAX is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet future debt service requirements, if any. Our credit facility requires that we maintain a total funded debt to EBITDAX ratio of no greater than 4.0 to 1.0 on a rolling four-quarter basis. This ratio represents the sum of outstanding borrowings and letters of credit under our credit facility plus our note payable and senior note obligations, divided by total EBITDAX for the most recent four quarters. We were in compliance with this covenant at September 30, 2012. A violation of this covenant in the future could result in a default under our credit facility and such event could result in an acceleration of other outstanding indebtedness. In the event of such default, the lenders under our credit facility could elect to terminate their commitments thereunder, cease making further loans, and could declare all outstanding amounts, if any, to be due and payable. If we had any outstanding borrowings under our credit facility and such indebtedness were to be accelerated, our assets may not be sufficient to repay in full such indebtedness. Our credit facility defines EBITDAX consistently with the definition of EBITDAX utilized and presented by us.

The following table provides a reconciliation of our net income to EBITDAX for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
in thousands	2012	2011	2012	2011
Net income	$44,096	$439,143	$518,874	$541,136
Interest expense	39,205	18,981	95,174	56,737
Provision for income taxes	22,931	270,488	315,819	333,685
Depreciation, depletion, amortization and accretion	189,374	105,085	499,847	264,236
Property impairments	27,375	26,225	93,153	66,315
Exploration expenses	4,899	9,814	17,752	21,660
Impact from derivative instruments:
Total (gain) loss on derivatives, net	158,294	(537,340)	(144,377)	(372,490)
Total realized gain (loss) (cash flow) on derivatives, net	(1,394)	1,113	(48,375)	(30,981)

Non-cash (gain) loss on derivatives, net	156,900	(536,227)	(192,752)	(403,471)
Non-cash equity compensation	7,499	4,245	20,804	11,742

EBITDAX	$492,279	$337,754	$1,368,671	$892,040

The following table provides a reconciliation of our net cash provided by operating activities to EBITDAX for the periods presented.

	Nine months ended September 30,
	2012	2011
	in thousands
Net cash provided by operating activities	$1,147,897	$669,814
Current income tax provision (benefit)	(7,724)	9,331
Interest expense	95,174	56,737
Exploration expenses, excluding dry hole costs	17,433	17,902
Gain on sale of assets, net	67,139	15,387
Other, net	(4,116)	(4,845)
Changes in assets and liabilities	52,868	127,714

EBITDAX	$1,368,671	$892,040

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

General. We are exposed to a variety of market risks including commodity price risk, credit risk and interest rate risk. We address these risks through a program of risk management which may include the use of derivative instruments.

Commodity Price Risk. Our primary market risk exposure is in the pricing applicable to our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for crude oil and natural gas has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index prices. Based on our average daily production for the nine months ended September 30, 2012, and excluding any effect of our derivative instruments in place, our annual revenue would increase or decrease by approximately $241 million for each $10.00 per barrel change in crude oil prices and $63 million for each $1.00 per Mcf change in natural gas prices.

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

We have entered into a number of derivative instruments, including fixed price swaps and zero-cost collars, to reduce the uncertainty of future cash flows in order to underpin our capital expenditures and our drilling program. Changes in commodity futures price strips during the nine months ended September 30, 2012 had an overall net positive impact on the fair value of our derivative instruments. For the nine months ended September 30, 2012, we realized a net loss on derivatives of $48.4 million and reported an unrealized non-cash mark-to-market gain on derivatives of $192.8 million. The fair value of our derivative instruments at September 30, 2012 was a net asset of $28.5 million. The mark-to-market net asset relates to derivative instruments with various terms that are scheduled to be realized over the period from October 2012 through December 2014. Over this period, actual realized derivative settlements may differ significantly, either positively or negatively, from the unrealized mark-to-market valuation at September 30, 2012. An assumed increase in the forward commodity prices used in the September 30, 2012 valuation of our derivative instruments of $10.00 per barrel for crude oil and $1.00 per MMBtu for natural gas would change our derivative valuation to a net liability of approximately $330 million at September 30, 2012. Conversely, an assumed decrease in forward commodity prices of $10.00 per barrel for crude oil and $1.00 per MMBtu for natural gas would increase our net derivative asset to approximately $375 million at September 30, 2012.

Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our crude oil and natural gas production, which we market to energy marketing companies, refineries and affiliates ($491.7 million in receivables at September 30, 2012), our joint interest receivables ($361.0 million at September 30, 2012), and counterparty credit risk associated with our derivative instrument receivables ($59.1 million at September 30, 2012).

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

Joint interest receivables arise from billing entities which own a partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $69.4 million at September 30, 2012, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We also have the right to place a lien on our co-owners interest in the well to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

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

Interest Rate Risk. Our exposure to changes in interest rates relates primarily to any variable-rate borrowings we may have outstanding from time to time under our credit facility. We manage our interest rate exposure by monitoring both the effects of market changes in interest rates and the proportion of our debt portfolio that is variable-rate versus fixed-rate debt. We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives may be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We currently have no interest rate derivatives. We had no outstanding borrowings under our credit facility at September 30, 2012 or October 26, 2012.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (which are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2012. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time period in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2012 there have been no material changes with respect to the legal proceedings previously disclosed in our reports filed with the SEC.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities – Refer to the information reported under Item 3.02—Unregistered Sales of Equity Securities in the Company’s Current Reports on Form 8-K (Commission File No. 001-32886) filed with the Securities and Exchange Commission on April 2, 2012 and August 17, 2012 for a discussion of equity securities sold by the Company during the quarter ended September 30, 2012 in connection with the acquisition of assets from Wheatland Oil Inc., which were not registered under the Securities Act of 1933, which is incorporated herein by reference.

(b)	Use of Proceeds – Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers – The following table provides information about purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2012:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or program (3)
July 1, 2012 to July 31, 2012	4,695	$67.87	—	—
August 1, 2012 to August 31, 2012	4,802	$70.91	—	—
September 1, 2012 to September 30, 2012	—	$—	—	—

Total	9,497	$69.40	—	—

(1)	In connection with restricted stock grants under the Continental Resources, Inc. 2005 Long-Term Incentive Plan (“2005 Plan”), we adopted a policy that enables employees to surrender shares to cover their tax liability. All shares purchased above represent shares surrendered to cover tax liabilities. We paid the associated taxes to the Internal Revenue Service.
(2)	The price paid per share was the closing price of our common stock on the date the restrictions lapsed on such shares.
(3)	We are unable to determine at this time the total amount of securities or approximate dollar value of those securities that could potentially be surrendered to us pursuant to our policy that enables employees to surrender shares to cover their tax liability associated with the vesting of restrictions on shares under the 2005 Plan.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

(a)	Not applicable.

(b)	On October 31, 2012, the Company’s Board of Directors authorized the amendment and restatement of the Company’s Bylaws (as amended and restated, the “Third Amended and Restated Bylaws”). Revisions to the Third Amended and Restated Bylaws include, among other things, the following material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors:

(i)	The addition of language indicating that the nomination procedures set forth in the Third Amended and Restated Bylaws shall be the exclusive means for a shareholder to nominate a director for election to the Board of Directors of the Company;

(ii)	To be timely, a shareholder’s notice of nomination must be received not less than ninety (90) days or more than one hundred twenty (120) days prior to the one-year anniversary date of the preceding year’s annual meeting of shareholders of the Company (previously, the Second Amended and Restated Bylaws provided that the notice of nomination be received not later than ninety (90) days or more than one hundred twenty (120) days prior to the anniversary date of the proxy statement for the immediately preceding annual meeting of shareholders of the Company); and

(iii)	The addition of language specifying that any person who is designated as a substitute nominee (if the person initially designated as a nominee becomes unable or unwilling to stand for election to the Board of Directors), must also provide the same type of information as would have been required from the initial nominee under the Third Amended and Restated Bylaws.

ITEM 6.	Exhibits

The exhibits required to be filed pursuant to Item 601 of Regulation S-K are set forth in the Index to Exhibits accompanying this report and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL RESOURCES, INC.

Date: November 8, 2012	By:	/s/ John D. Hart
John D. Hart
Sr. Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Index to Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of Continental Resources, Inc. filed February 24, 2012 as Exhibit 3.1 to the Company’s 2011 Form 10-K (Commission File No. 001-32886) and incorporated herein by reference.

3.2	Third Amended and Restated Bylaws of Continental Resources, Inc. filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed November 6, 2012 and incorporated herein by reference.

4.1	Registration Rights Agreement dated as of August 16, 2012 among Continental Resources, Inc., Banner Pipeline Company, L.L.C. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as the representative of the several initial purchasers, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed August 16, 2012 and incorporated herein by reference.

4.2	Registration Rights Agreement dated as of August 13, 2012 among Continental Resources, Inc., the Revocable Inter Vivos Trust of Harold G. Hamm and Jeffrey B. Hume, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed August 17, 2012 and incorporated herein by reference.

10.1	Amendment No. 1 dated July 26, 2012 to the Seventh Amended and Restated Credit Agreement dated June 30, 2010, among Continental Resources, Inc., as borrower, Banner Pipeline Company, L.L.C., as guarantor, Union Bank, N.A., as administrative agent and issuing lender, and the other lenders party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed August 1, 2012 and incorporated herein by reference.

10.2	Purchase Agreement dated as of August 13, 2012 among Continental Resources, Inc., Banner Pipeline Company, L.L.C. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as the representative of the several initial purchasers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed August 14, 2012 and incorporated herein by reference.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

32**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith