Form 10-Q
period 2014-03-31
CONTINENTAL RESOURCES, INC
filed 2014-05-08
CIK 732834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
186,100,261 shares of our $0.01 par value common stock were outstanding on May 1, 2014.

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

i

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

Cautionary Statement for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including, but not limited to, statements or information concerning the Company’s future operations, performance, financial condition, production and reserves, schedules, plans, timing of development, returns, budgets, costs, business strategy, objectives, and cash flow, included in this report are forward-looking statements. When used in this report, the words “could,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “budget,” “plan,” “continue,” “potential,” “guidance,” “strategy” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on the Company’s current expectations and assumptions about future events and currently available information as to the outcome and timing of future events. Although the Company believes the expectations reflected in the forward-looking statements are reasonable and based on reasonable assumptions, no assurance can be given that such expectations will be correct or achieved or that the assumptions are accurate. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under Part II, Item 1A. Risk Factors included in this report, if any, our Annual Report on Form 10-K for the year ended December 31, 2013, registration statements filed from time to time with the Securities and Exchange Commission ("SEC"), and other announcements we make from time to time.
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

We caution you these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for, and development, production, and sale of, crude oil and natural gas. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling, completion and production equipment and services and transportation infrastructure, environmental risks, drilling and other operating risks, lack of availability and security of computer-based systems, regulatory changes, the uncertainty inherent in estimating crude oil and natural gas reserves and in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, and the other risks described under Part II, Item 1A. Risk Factors in this report, if any, our Annual Report on Form 10-K for the year ended December 31, 2013, registration statements filed from time to time with the SEC, and other announcements we make from time to time.
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

PART I. Financial Information

ITEM 1.	Financial Statements
Continental Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
In thousands, except par values and share data	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,535	$28,482
Receivables:
Crude oil and natural gas sales	709,775	643,498
Affiliated parties	17,134	13,107
Joint interest and other, net	330,728	349,579
Derivative assets	799	3,616
Inventories	72,109	54,440
Deferred and prepaid taxes	47,114	44,337
Prepaid expenses and other	12,381	10,207
Total current assets	1,241,575	1,147,266
Net property and equipment, based on successful efforts method of accounting	11,443,951	10,721,272
Net debt issuance costs and other	76,722	72,644
Noncurrent derivative assets	2,653	—
Total assets	$12,764,901	$11,941,182

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable trade	$946,123	$885,289
Revenues and royalties payable	325,550	291,772
Payables to affiliated parties	6,228	5,436
Accrued liabilities and other	189,291	198,113
Derivative liabilities	98,493	90,535
Current portion of long-term debt	2,029	2,011
Total current liabilities	1,567,714	1,473,156
Long-term debt, net of current portion	5,067,814	4,713,821
Other noncurrent liabilities:
Deferred income tax liabilities	1,872,457	1,736,812
Asset retirement obligations, net of current portion	56,066	54,353
Noncurrent derivative liabilities	6,117	7,829
Other noncurrent liabilities	6,972	2,093
Total other noncurrent liabilities	1,941,612	1,801,087
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 186,080,087 shares issued and outstanding at March 31, 2014; 185,658,659 shares issued and outstanding at December 31, 2013	1,861	1,857
Additional paid-in capital	1,260,439	1,252,034
Retained earnings	2,925,461	2,699,227
Total shareholders’ equity	4,187,761	3,953,118
Total liabilities and shareholders’ equity	$12,764,901	$11,941,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended March 31,
In thousands, except per share data	2014	2013
Revenues
Crude oil and natural gas sales	$972,147	$756,217
Crude oil and natural gas sales to affiliates	30,186	19,714
Loss on derivative instruments, net	(39,674)	(84,831)
Crude oil and natural gas service operations	9,836	11,543
Total revenues	972,495	702,643

Operating costs and expenses
Production expenses	75,976	61,318
Production and other expenses to affiliates	910	486
Production taxes and other expenses	78,302	64,842
Exploration expenses	4,813	9,814
Crude oil and natural gas service operations	8,074	8,597
Depreciation, depletion, amortization and accretion	272,861	213,678
Property impairments	58,208	40,081
General and administrative expenses	43,536	33,817
(Gain) loss on sale of assets, net	8,498	(136)
Total operating costs and expenses	551,178	432,497
Income from operations	421,317	270,146
Other income (expense):
Interest expense	(62,975)	(47,475)
Other	759	546
	(62,216)	(46,929)
Income before income taxes	359,101	223,217
Provision for income taxes	132,867	82,590
Net income	$226,234	$140,627
Basic net income per share	$1.23	$0.76
Diluted net income per share	$1.22	$0.76

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity

In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Total shareholders’ equity
Balance at December 31, 2013	185,658,659	$1,857	$1,252,034	$2,699,227	$3,953,118
Net income (unaudited)	—	—	—	226,234	226,234
Stock-based compensation (unaudited)	—	—	11,035	—	11,035
Restricted stock:
Granted (unaudited)	465,019	4	—	—	4
Repurchased and canceled (unaudited)	(23,221)	—	(2,630)	—	(2,630)
Forfeited (unaudited)	(20,370)	—	—	—	—
Balance at March 31, 2014 (unaudited)	186,080,087	$1,861	$1,260,439	$2,925,461	$4,187,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
In thousands	2014	2013
Cash flows from operating activities
Net income	$226,234	$140,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	281,115	215,464
Property impairments	58,208	40,081
Non-cash loss on derivatives, net	6,410	78,021
Stock-based compensation	11,039	9,242
Provision for deferred income taxes	131,315	82,590
Dry hole costs	—	2,261
(Gain) loss on sale of assets, net	8,498	(136)
Other, net	1,754	1,390
Changes in assets and liabilities:
Accounts receivable	(53,857)	(78,118)
Inventories	(17,669)	(14,995)
Prepaid expenses and other	(525)	(984)
Accounts payable trade	13,854	5,068
Revenues and royalties payable	34,623	(69)
Accrued liabilities and other	(9,191)	(22,340)
Other noncurrent assets and liabilities	(1,146)	9
Net cash provided by operating activities	690,662	458,111

Cash flows from investing activities
Exploration and development	(993,682)	(857,523)
Purchase of producing crude oil and natural gas properties	(30,278)	(3,332)
Purchase of other property and equipment	(30,953)	(12,649)
Proceeds from sale of assets	35,433	351
Net cash used in investing activities	(1,019,480)	(873,153)

Cash flows from financing activities
Credit facility borrowings	525,000	440,000
Repayment of credit facility	(170,000)	—
Repayment of other debt	(499)	(485)
Debt issuance costs	—	(168)
Repurchase of equity grants	(2,630)	(1,488)
Net cash provided by financing activities	351,871	437,859
Net change in cash and cash equivalents	23,053	22,817
Cash and cash equivalents at beginning of period	28,482	35,729
Cash and cash equivalents at end of period	$51,535	$58,546

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
The Company’s operations are geographically concentrated in the North region, with that region comprising approximately 74% of the Company’s crude oil and natural gas production and approximately 82% of its crude oil and natural gas revenues for the three months ended March 31, 2014. The Company has focused its operations on the exploration and development of crude oil since the 1980s. For the three months ended March 31, 2014, crude oil accounted for approximately 70% of the Company’s total production and approximately 82% of its crude oil and natural gas revenues.
Note 2. Basis of Presentation and Significant Accounting Policies
Basis of presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned, after all significant intercompany accounts and transactions have been eliminated upon consolidation.
This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”), although the Company believes the disclosures are adequate to make the information not misleading. You should read this Form 10-Q together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.
The condensed consolidated financial statements as of March 31, 2014 and for the three month periods ended March 31, 2014 and 2013 are unaudited. The condensed consolidated balance sheet as of December 31, 2013 was derived from the audited balance sheet included in the 2013 Form 10-K. The Company has evaluated events or transactions through the date this report on Form 10-Q was filed with the SEC in conjunction with its preparation of these condensed consolidated financial statements.
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
Inventories
Inventories are stated at the lower of cost or market and consist of the following:

In thousands	March 31, 2014	December 31, 2013
Tubular goods and equipment	$11,182	$11,139
Crude oil	60,927	43,301
Total	$72,109	$54,440

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Crude oil inventories are valued at the lower of cost or market using the first-in, first-out inventory method. Crude oil inventories consist of the following volumes:

MBbls	March 31, 2014	December 31, 2013
Crude oil line fill and tank requirements	501	370
Temporarily stored crude oil	607	344
Total	1,108	714
Earnings per share
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Diluted net income per share reflects the potential dilution of non-vested restricted stock awards, which are calculated using the treasury stock method. The following table presents the calculation of basic and diluted weighted average shares outstanding and net income per share for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
In thousands, except per share data	2014	2013
Income (numerator):
Net income - basic and diluted	$226,234	$140,627
Weighted average shares (denominator):
Weighted average shares - basic	184,329	183,999
Non-vested restricted stock	699	657
Weighted average shares - diluted	185,028	184,656
Net income per share:
Basic	$1.23	$0.76
Diluted	$1.22	$0.76
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. In the prior year, the Company presented charges related to natural gas transportation and processing under the caption “Production taxes and other expenses” or “Production and other expenses to affiliates” in the unaudited condensed consolidated statements of income. Such charges, which totaled $7.6 million for the three months ended March 31, 2013 including transactions with an affiliate totaling $1.2 million, have been reclassified to be netted within “Crude oil and natural gas sales” or "Crude oil and natural gas sales to affiliates", as applicable, in order to conform to the current year presentation. The reclassification had no impact on previously reported operating income, net income, current assets, total assets, current liabilities, total liabilities, stockholders' equity or cash flows.

Note 3. Supplemental Cash Flow Information
The following table discloses supplemental cash flow information about cash paid for interest and income taxes. Also disclosed is information about investing activities that affects recognized assets and liabilities but does not result in cash receipts or payments.

	Three months ended March 31,
In thousands	2014	2013
Supplemental cash flow information:
Cash paid for interest	$52,194	$53,169
Cash paid for income taxes	—	11,049
Cash received for income tax refunds	(5)	(8)
Non-cash investing activities:
Increase in accrued capital expenditures	47,508	42,214
Asset retirement obligation additions and revisions, net	1,270	2,227

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
At March 31, 2014, the Company had outstanding derivative contracts with respect to future production as set forth in the tables below.

Crude Oil - NYMEX WTI		Swaps Weighted Average Price

Period and Type of Contract	Bbls
April 2014 - December 2014
Swaps - WTI	9,968,750	$96.22

			Collars
Crude Oil - ICE Brent		Swaps Weighted Average Price	Floors		Ceilings
				Weighted Average Price		Weighted Average Price
Period and Type of Contract	Bbls		Range		Range
April 2014 - December 2014
Swaps - ICE Brent	13,293,000	$103.24
Collars - ICE Brent	1,650,000		$90.00 - $95.00	$90.83	$104.70 - $108.85	$107.13
January 2015 - December 2015
Swaps - ICE Brent	17,337,500	$100.67
Collars - ICE Brent	730,000		$95.00	$95.00	$107.40	$107.40

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

			Collars
Natural Gas - NYMEX Henry Hub		Swaps Weighted Average Price	Floors		Ceilings
				Weighted Average Price		Weighted Average Price
Period and Type of Contract	MMBtus		Range		Range
April 2014 - December 2014
Swaps - Henry Hub	88,485,000	$4.21
January 2015 - December 2015
Swaps - Henry Hub	24,500,000	$4.27
Collars - Henry Hub	29,200,000		$3.50 - $3.75	$3.69	$4.89 - $5.48	$5.04
January 2016 - December 2016
Swaps - Henry Hub	4,550,000	$4.27

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

	Three months ended March 31,
In thousands	2014	2013
Cash received (paid) on derivatives:
Crude oil fixed price swaps	$(22,523)	$(9,593)
Crude oil collars	(584)	125
Natural gas fixed price swaps	(10,157)	2,658
Cash paid on derivatives, net	(33,264)	(6,810)
Non-cash gain (loss) on derivatives:
Crude oil fixed price swaps	13,690	(33,364)
Crude oil collars	5,283	(13,762)
Natural gas fixed price swaps	(25,401)	(30,895)
Natural gas collars	18	—
Non-cash loss on derivatives, net	(6,410)	(78,021)
Loss on derivative instruments, net	$(39,674)	$(84,831)
Balance sheet offsetting of derivative assets and liabilities
All of the Company’s derivative contracts are recorded at fair value in the condensed consolidated balance sheets under the captions “Derivative assets”, “Noncurrent derivative assets”, “Derivative liabilities”, and “Noncurrent derivative liabilities”. Derivative assets and liabilities with the same counterparty that are subject to contractual terms which provide for net settlement are reported on a net basis in the condensed consolidated balance sheets.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the gross amounts of recognized derivative assets and liabilities, the amounts offset under netting arrangements with counterparties, and the resulting net amounts presented in the condensed consolidated balance sheets for the periods presented, all at fair value.

In thousands	March 31, 2014	December 31, 2013
Commodity derivative assets:
Gross amounts of recognized assets	$3,682	$4,213
Gross amounts offset on balance sheet	(230)	(597)
Net amounts of assets on balance sheet	$3,452	$3,616
Commodity derivative liabilities:
Gross amounts of recognized liabilities	$(121,287)	$(125,709)
Gross amounts offset on balance sheet	16,677	27,345
Net amounts of liabilities on balance sheet	$(104,610)	$(98,364)

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed consolidated balance sheets.

In thousands	March 31, 2014	December 31, 2013
Derivative assets	$799	$3,616
Noncurrent derivative assets	2,653	—
Net amounts of assets on balance sheet	3,452	3,616
Derivative liabilities	(98,493)	(90,535)
Noncurrent derivative liabilities	(6,117)	(7,829)
Net amounts of liabilities on balance sheet	(104,610)	(98,364)
Total derivative liabilities, net	$(101,158)	$(94,748)

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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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
The following tables summarize the valuation of financial instruments by pricing levels that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

	Fair value measurements at March 31, 2014 using:
In thousands	Level 1	Level 2	Level 3	Total
Description
Derivative assets (liabilities):
Fixed price swaps	$—	$(96,604)	$—	$(96,604)
Collars	—	(4,554)	—	(4,554)
Total	$—	$(101,158)	$—	$(101,158)

	Fair value measurements at December 31, 2013 using:
In thousands	Level 1	Level 2	Level 3	Total
Description
Derivative assets (liabilities):
Fixed price swaps	$—	$(84,893)	$—	$(84,893)
Collars	—	(9,855)	—	(9,855)
Total	$—	$(94,748)	$—	$(94,748)
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

During the three months ended March 31, 2014, the Company determined the carrying amounts of certain proved properties were not recoverable from future cash flows and, therefore, were impaired. Impairments of proved properties amounted to $3.8 million for the three months ended March 31, 2014, which reflect fair value adjustments made for certain properties in a non-core area of our South region driven by uneconomic well results. The impaired properties were written down to their estimated fair value totaling approximately $1.1 million. There were no impairments of proved properties during the three months ended March 31, 2013.
Certain unproved crude oil and natural gas properties were impaired during the three months ended March 31, 2014 and 2013, reflecting recurring amortization of undeveloped leasehold costs on properties that management expects will not be transferred to proved properties over the lives of the leases based on experience of successful drilling and the average holding period.
The following table sets forth the non-cash impairments of both proved and unproved properties for the indicated periods. Proved and unproved property impairments are recorded under the caption “Property impairments” in the unaudited condensed consolidated statements of income.

	Three months ended March 31,
In thousands	2014	2013
Proved property impairments	$3,762	$—
Unproved property impairments	54,446	40,081
Total	$58,208	$40,081
Financial Instruments Not Recorded at Fair Value
The following table sets forth the fair values of financial instruments that are not recorded at fair value in the condensed consolidated financial statements.

	March 31, 2014		December 31, 2013
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt:
Credit facility	$630,000	$630,000	$275,000	$275,000
Note payable	17,971	16,174	18,470	16,500
8 1/4% Senior Notes due 2019	298,363	324,000	298,305	327,800
7 3/8% Senior Notes due 2020	198,732	224,640	198,695	223,700
7 1/8% Senior Notes due 2021	400,000	452,120	400,000	450,300
5% Senior Notes due 2022	2,024,777	2,105,000	2,025,362	2,063,300
4 1/2% Senior Notes due 2023	1,500,000	1,555,650	1,500,000	1,519,400
Total debt	$5,069,843	$5,307,584	$4,715,832	$4,876,000
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Long-Term Debt
Long-term debt consists of the following at March 31, 2014 and December 31, 2013:

In thousands	March 31, 2014	December 31, 2013
Credit facility	$630,000	$275,000
Note payable	17,971	18,470
8 1/4% Senior Notes due 2019 (1)	298,363	298,305
7 3/8% Senior Notes due 2020 (2)	198,732	198,695
7 1/8% Senior Notes due 2021 (3)	400,000	400,000
5% Senior Notes due 2022 (4)	2,024,777	2,025,362
4 1/2% Senior Notes due 2023 (3)	1,500,000	1,500,000
Total debt	$5,069,843	$4,715,832
Less: Current portion of long-term debt	(2,029)	(2,011)
Long-term debt, net of current portion	$5,067,814	$4,713,821

(1)	The carrying amount is net of unamortized discounts of $1.6 million and $1.7 million at March 31, 2014 and December 31, 2013, respectively.

(2)	The carrying amount is net of unamortized discounts of $1.3 million and $1.3 million at March 31, 2014 and December 31, 2013, respectively.

(3)	These notes were sold at par and are recorded at 100% of face value.

(4)	The carrying amount includes an unamortized premium of $24.8 million and $25.4 million at March 31, 2014 and December 31, 2013, respectively.
Credit Facility
The Company has an unsecured credit facility, maturing on July 1, 2015, with aggregate lender commitments totaling $1.5 billion. The Company had $630 million and $275 million of outstanding borrowings on its credit facility at March 31, 2014 and December 31, 2013, respectively. Borrowings under the facility bear interest at a rate per annum equal to the London Interbank Offered Rate (LIBOR) for one, two, three or six months, as elected by the Company, plus a margin of 150 basis points, or the lead bank’s reference rate (prime) plus a margin of 50 basis points. The Company had approximately $868 million of unused commitments (after considering outstanding borrowings and letters of credit) under its credit facility at March 31, 2014 and incurs commitment fees of 0.25% per annum of the daily average amount of unused borrowing availability.
The credit facility contains certain restrictive covenants including a requirement that the Company maintain a current ratio of not less than 1.0 to 1.0 and a ratio of total funded debt to EBITDAX of no greater than 4.0 to 1.0. As defined by the credit facility, the current ratio represents the ratio of current assets to current liabilities, inclusive of available borrowing capacity under the credit facility and exclusive of current balances associated with derivative contracts and asset retirement obligations. EBITDAX represents earnings before interest expense, income taxes, depreciation, depletion, amortization and accretion, property impairments, exploration expenses, non-cash gains and losses resulting from the requirements of accounting for derivatives, and non-cash equity compensation expense. The total funded debt to EBITDAX ratio represents the sum of outstanding borrowings and letters of credit on the credit facility plus the Company’s note payable and senior note obligations, divided by total EBITDAX for the most recent four quarters. The Company was in compliance with these covenants at March 31, 2014.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Senior Notes
The following table summarizes the maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at March 31, 2014.

	2019 Notes	2020 Notes	2021 Notes	2022 Notes	2023 Notes
Maturity date	Oct 1, 2019	Oct 1, 2020	April 1, 2021	Sep 15, 2022	April 15, 2023
Interest payment dates	April 1, Oct. 1	April 1, Oct. 1	April 1, Oct. 1	March 15, Sept. 15	April 15, Oct. 15
Call premium redemption period (1)	Oct 1, 2014	Oct 1, 2015	April 1, 2016	March 15, 2017	—
Make-whole redemption period (2)	Oct 1, 2014	Oct 1, 2015	April 1, 2016	March 15, 2017	Jan 15, 2023
Equity offering redemption period (3)	—	—	—	March 15, 2015	—

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

(3)
At any time prior to this date, the Company may redeem up to 35% of the principal amount of its 2022 Notes under certain circumstances with the net cash proceeds from one or more equity offerings at the redemption price specified in the indenture for the 2022 Notes plus any accrued and unpaid interest to the date of redemption.

The Company’s senior notes are not subject to any mandatory redemption or sinking fund requirements.
The Indentures, excluding the indenture governing the 2023 Notes, contain certain restrictions on the Company’s ability to incur additional debt, pay dividends on common stock, make certain investments, create certain liens on assets, engage in certain transactions with affiliates, transfer or sell certain assets, consolidate or merge, or sell substantially all of the Company’s assets. However, given the investment grade credit ratings currently assigned to the Company's senior unsecured debt, certain of the restrictive covenants are not currently applicable, including those limiting the Company's ability to incur additional debt, pay dividends, make certain investments, engage in certain affiliate transactions, and sell certain assets, among others. In the event the Company's credit ratings are reduced below BBB- by Standard & Poor's Ratings Services or Baa3 by Moody’s Investor Services, Inc. or collateral is reinstated under the credit facility, such covenants would be restored. The indenture governing the 2023 Notes is less restrictive and contains covenants that, among others, limit the Company's ability to create liens securing certain indebtedness and consolidate, merge or transfer certain assets.
The senior note covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at March 31, 2014. Two of the Company’s subsidiaries, Banner Pipeline Company, L.L.C. and CLR Asset Holdings, LLC, which have insignificant assets with no current value and no operations, fully and unconditionally guarantee the senior notes. The Company’s other subsidiaries, the value of whose assets and operations are minor, do not guarantee the senior notes.
Note Payable
In February 2012, 20 Broadway Associates LLC, a 100% owned subsidiary of the Company, borrowed $22 million under a 10-year amortizing term loan secured by the Company’s corporate office building in Oklahoma City, Oklahoma. The loan bears interest at a fixed rate of 3.14% per annum. Principal and interest are payable monthly through the loan’s maturity date of February 26, 2022. Accordingly, approximately $2.0 million is reflected as a current liability under the caption “Current portion of long-term debt” in the condensed consolidated balance sheets as of March 31, 2014.
Note 7. Commitments and Contingencies
Included below is a discussion of various future commitments of the Company as of March 31, 2014. The commitments under these arrangements are not recorded in the accompanying condensed consolidated balance sheets.
Drilling commitments – As of March 31, 2014, the Company had drilling rig contracts with various terms extending through January 2017. These contracts were entered into in the ordinary course of business to ensure rig availability to allow the Company to execute its business objectives in its key strategic plays. Future commitments as of March 31, 2014 total approximately $149 million, of which $82 million is expected to be incurred in the remainder of 2014, $47 million in 2015, $19 million in 2016, and $1 million in 2017.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Pipeline transportation commitments – The Company has entered into firm transportation commitments to guarantee pipeline access capacity on operational crude oil and natural gas pipelines in order to reduce the impact of possible production curtailments that may arise due to limited transportation capacity. The commitments, which have varying terms extending as far as 2024, require the Company to pay per-unit transportation charges regardless of the amount of pipeline capacity used. Future commitments remaining as of March 31, 2014 under the operational pipeline transportation arrangements amount to approximately $96 million, of which $15 million is expected to be incurred in the remainder of 2014, $19 million in 2015, $16 million in 2016, $11 million in 2017, $6 million in 2018, and $29 million thereafter.
Further, the Company is a party to additional 5-year firm transportation commitments for future crude oil pipeline projects being constructed or considered for development that are not yet operational. Such projects require the granting of regulatory approvals or otherwise require additional construction efforts by counterparties before being completed. Future commitments under the non-operational arrangements total approximately $1.0 billion at March 31, 2014, which includes approximately $96 million subject to a joint tariff arrangement between an unaffiliated party and an affiliate controlled by the Company's principal shareholder. These commitments represent aggregate transportation charges expected to be incurred over the 5-year terms of the arrangements assuming the proposed pipeline projects are completed and become operational. The exact timing of the commencement of pipeline operations is not known due to uncertainties involving matters such as regulatory approvals, resolution of legal and environmental disputes, construction progress, and the ultimate probability of pipeline completion. Accordingly, the timing of the Company’s obligations under these non-operational arrangements cannot be predicted with certainty and may not be incurred on a ratable basis over a calendar year or may not be incurred at all. Although timing is uncertain, operators have indicated that certain pipeline projects may become operational in the second half of 2014, which would obligate the Company for transportation charges totaling $36 million in 2014, $143 million annually in years 2015 through 2018, and $106 million in 2019 associated with those projects.
The Company’s pipeline commitments are for production primarily in the North region where the Company allocates a significant portion of its capital expenditures. The Company is not committed under these contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future.
Cost sharing commitment – The Company has entered into an arrangement to share certain costs associated with a local utility company's construction and installation of electrical infrastructure that will provide service to parts of North Dakota where the Company operates. This arrangement extends through January 2016 and requires the Company to make scheduled periodic payments based on the projected total cost of the project and the progress of construction. Future commitments under the arrangement as of March 31, 2014 total approximately $20 million, of which $10 million is expected to be incurred in the remainder of 2014, $8 million in 2015, and $2 million in 2016.
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
The Company is involved in various other legal proceedings including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, personal injury claims and other matters. While the outcome of these legal matters cannot be predicted with certainty, the Company does not expect them to have a material effect on its financial condition, results of operations or cash flows. As of March 31, 2014 and December 31, 2013, the Company had recorded a liability in the condensed consolidated balance sheets under the caption “Other noncurrent liabilities” of $2.9 million and $1.7 million, respectively, for various matters, none of which are believed to be individually significant.
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

	Three months ended March 31,
In thousands	2014	2013
Non-cash equity compensation	$11,039	$9,242
In May 2013, the Company adopted the 2013 Plan and reserved a maximum of 9,840,036 shares of common stock that may be issued pursuant to the plan. The 2013 Plan replaced the Company's 2005 Plan as the instrument used to grant long-term incentive awards and no further awards will be granted under the 2005 Plan. However, restricted stock awards granted under the 2005 Plan prior to the adoption of the 2013 Plan will remain outstanding in accordance with their terms. As of March 31, 2014, the Company had a maximum of 9,392,561 shares of restricted stock available to grant to officers, directors and select employees under the 2013 Plan.
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
A summary of changes in non-vested restricted shares outstanding for the three months ended March 31, 2014 is presented below:

	Number of non-vested shares	Weighted average grant-date fair value
Non-vested restricted shares outstanding at December 31, 2013	1,357,156	$74.99
Granted	465,019	118.18
Vested	(71,432)	77.41
Forfeited	(20,370)	76.29
Non-vested restricted shares outstanding at March 31, 2014	1,730,373	$86.48
The grant date fair value of restricted stock represents the closing market price of the Company’s common stock on the date of grant. Compensation expense for a restricted stock grant is a fixed amount determined at the grant date fair value and is recognized ratably over the vesting period as services are rendered by employees and directors. The expected life of restricted stock is based on the non-vested period that remains subsequent to the date of grant. There are no post-vesting restrictions related to the Company’s restricted stock. The fair value of restricted stock that vested during the three months ended March 31, 2014 at the vesting date was approximately $8.1 million. As of March 31, 2014, there was approximately $97 million of unrecognized compensation expense related to non-vested restricted stock. This expense is expected to be recognized ratably over a weighted average period of 1.7 years.
Note 9. Property Dispositions
During the three months ended March 31, 2014, the Company sold certain non-strategic properties in Colorado, Wyoming, South Dakota and North Dakota to third parties for proceeds totaling $35.4 million. In connection with the transactions, the Company recognized pre-tax losses totaling $8.5 million. The disposed properties represented an immaterial portion of the Company’s total proved reserves, production, and revenues.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report and our historical consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. Our operating results for the periods discussed below may not be indicative of future performance. The following discussion and analysis includes forward-looking statements and should be read in conjunction with the risk factors described in Part II, Item 1A. Risk Factors included in this report, if any, and in our Annual Report on Form 10-K for the year ended December 31, 2013, along with Cautionary Statement for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 at the beginning of this report, for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.
Overview
We are an independent crude oil and natural gas exploration and production company with properties in the North, South, and East regions of the United States. The North region consists of properties north of Kansas and west of the Mississippi River and includes North Dakota Bakken, Montana Bakken, and the Red River units. The South region includes Kansas and all properties south of Kansas and west of the Mississippi River including various plays in the South Central Oklahoma Oil Province (“SCOOP”), Northwest Cana, and Arkoma areas of Oklahoma. The East region is comprised of undeveloped leasehold acreage east of the Mississippi River. Our operations are geographically concentrated in the North region, with that region comprising approximately 74% of our crude oil and natural gas production and approximately 82% of our crude oil and natural gas revenues for the three months ended March 31, 2014.
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
2014 Highlights
Production, revenues and operating cash flows
For the first quarter of 2014, our crude oil and natural gas production averaged 152,471 Boe per day, representing a 6% increase over average daily production of 144,254 Boe per day for the fourth quarter of 2013 and a 25% increase over average daily production of 121,532 Boe per day for the first quarter of 2013. Crude oil represented 70% of our total production for the three months ended March 31, 2014 compared to 71% for the three months ended March 31, 2013.
The increase in 2014 production was primarily driven by higher production from our properties in the North Dakota Bakken field and the SCOOP play due to the continued success of our drilling programs in those areas. Our Bakken production in North Dakota averaged 83,725 Boe per day for the three months ended March 31, 2014, a 4% increase over the fourth quarter of 2013 and 24% higher than the first quarter of 2013. Production in the emerging SCOOP play averaged 29,363 Boe per day for the three months ended March 31, 2014, an increase of 24% over the fourth quarter of 2013 and 106% higher than the first quarter of 2013.
Crude oil and natural gas revenues for the first quarter of 2014 increased 29% to $1.0 billion due to a 23% increase in sales volumes along with a 5% increase in realized commodity prices when compared to the first quarter of 2013. Crude oil represented 82% of our total crude oil and natural gas revenues for the three months ended March 31, 2014 compared to 89% for the three months ended March 31, 2013. The decreased percentage of crude oil revenues resulted from a significant increase in SCOOP revenues as a percentage of our total revenues over the past year. Our properties in SCOOP produce a higher concentration of liquids-rich natural gas compared to certain other operating areas such as the Bakken.
Cash flows from operating activities for the three months ended March 31, 2014 were $690.7 million, a 51% increase from $458.1 million provided by our operating activities during the comparable 2013 period. The increased operating cash flows in 2014 were primarily due to higher crude oil and natural gas revenues driven by higher sales volumes and realized commodity prices, partially offset by an increase in cash losses on matured derivatives and higher production expenses, production taxes, general and administrative expenses, interest expense and other expenses associated with the growth of our operations over the past year.
Capital expenditures
Our capital expenditures budget for 2014 is $4.05 billion, excluding acquisitions. For the three months ended March 31, 2014, we invested approximately $1.0 billion in our capital program, excluding $66.4 million of unbudgeted acquisitions and including $2.9 million of seismic costs and $47.5 million of capital costs associated with increased accruals for capital expenditures. Our 2014 capital program is focused primarily on increased exploration and development in the Bakken field and the SCOOP play.
Financial and operating highlights
We use a variety of financial and operating measures to assess our performance. Among these measures are:

•	Volumes of crude oil and natural gas produced,

•	Crude oil and natural gas prices realized,

•	Per unit operating and administrative costs, and

•	EBITDAX (a non-GAAP financial measure).
The following table contains financial and operating highlights for the periods presented. Average sales prices exclude any effect of derivative transactions. Per-unit expenses have been calculated using sales volumes.

	Three months ended March 31,
	2014	2013
Average daily production:
Crude oil (Bbl per day)	106,398	86,071
Natural gas (Mcf per day)	276,439	212,766
Crude oil equivalents (Boe per day)	152,471	121,532
Average sales prices:
Crude oil ($/Bbl)	$89.73	$89.99
Natural gas ($/Mcf)	$7.06	$4.59
Crude oil equivalents ($/Boe)	$75.03	$71.61
Crude oil sales price differential to NYMEX ($/Bbl)	$(8.98)	$(4.29)
Natural gas sales price premium to NYMEX ($/Mcf)	$2.14	$1.25
Production expenses ($/Boe)	$5.76	$5.70
Production taxes (% of oil and gas revenues)	7.7%	8.3%
DD&A ($/Boe)	$20.43	$19.72
General and administrative expenses ($/Boe)	$2.43	$2.26
Non-cash equity compensation ($/Boe)	$0.83	$0.85
Net income (in thousands)	$226,234	$140,627
Diluted net income per share	$1.22	$0.76
EBITDAX (in thousands) (1)	$775,407	$621,528

(1)
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

Three months ended March 31, 2014 compared to the three months ended March 31, 2013
Results of Operations
The following table presents selected financial and operating information for the periods presented.

	Three months ended March 31,
In thousands, except sales price data	2014	2013
Crude oil and natural gas sales	$1,002,333	$775,931
Loss on derivative instruments, net (1)	(39,674)	(84,831)
Crude oil and natural gas service operations	9,836	11,543
Total revenues	972,495	702,643
Operating costs and expenses	(551,178)	(432,497)
Other expenses, net	(62,216)	(46,929)
Income before income taxes	359,101	223,217
Provision for income taxes	(132,867)	(82,590)
Net income	$226,234	$140,627
Production volumes:
Crude oil (MBbl) (2)	9,576	7,746
Natural gas (MMcf)	24,879	19,149
Crude oil equivalents (MBoe)	13,722	10,938
Sales volumes:
Crude oil (MBbl) (2)	9,213	7,645
Natural gas (MMcf)	24,879	19,149
Crude oil equivalents (MBoe)	13,359	10,836
Average sales prices:
Crude oil ($/Bbl)	$89.73	$89.99
Natural gas ($/Mcf)	7.06	4.59
Crude oil equivalents ($/Boe)	75.03	71.61

(1)	Amounts include non-cash mark-to-market losses on derivatives of $6.4 million and $78.0 million for the three months ended March 31, 2014 and 2013, respectively.

(2)
At various times we have stored crude oil due to pipeline line fill requirements, low commodity prices, or transportation constraints or we have sold crude oil from inventory. These actions result in differences between produced and sold crude oil volumes. Crude oil sales volumes were 363 MBbls less than crude oil production for the three months ended March 31, 2014 and 101 MBbls less than crude oil production for the three months ended March 31, 2013.

Production
The following tables reflect our production by product and region for the periods presented.

	Three months ended March 31,				Volume increase	Volume percent increase
	2014		2013
	Volume	Percent	Volume	Percent
Crude oil (MBbl)	9,576	70%	7,746	71%	1,830	24%
Natural gas (MMcf)	24,879	30%	19,149	29%	5,730	30%
Total (MBoe)	13,722	100%	10,938	100%	2,784	25%

	Three months ended March 31,				Volume increase	Volume percent increase
	2014		2013
	MBoe	Percent	MBoe	Percent
North Region	10,118	74%	8,392	77%	1,726	21%
South Region	3,604	26%	2,546	23%	1,058	42%
Total	13,722	100%	10,938	100%	2,784	25%

Crude oil production volumes increased 1,830 MBbls, or 24%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Production increases in the Bakken field and SCOOP play contributed incremental production volumes in 2014 of 1,933 MBbls, a 31% increase over production in these areas for the first quarter of 2013. Production growth in these areas is primarily due to increased drilling and completion activity resulting from our drilling program. These increases were partially offset by a decrease in production from our properties in the Red River units and Northwest Cana totaling 99 MBbls, or 7%, compared to the prior year first quarter due to a combination of natural declines in production and reduced drilling activity in those areas.
Natural gas production volumes increased 5,730 MMcf, or 30%, during the three months ended March 31, 2014 compared to the same period in 2013. Natural gas production in the Bakken field increased 1,365 MMcf, or 23%, for the three months ended March 31, 2014 compared to the same period in 2013 due to new wells being completed and gas from existing wells being connected to natural gas processing plants in the play. Natural gas production in the SCOOP play increased 6,287 MMcf, or 115%, due to additional wells being completed and producing in the three months ended March 31, 2014 compared to the same period in 2013. These increases were partially offset by decreases in production volumes totaling 1,892 MMcf, or 26%, from our properties in Northwest Cana, Arkoma Woodford, and non-core areas in our North and South regions due to a combination of natural declines in production and reduced drilling activity.
Revenues
Our total revenues consist of sales of crude oil and natural gas, gains and losses resulting from changes in the fair value of our derivative instruments and revenues associated with crude oil and natural gas service operations.
Crude Oil and Natural Gas Sales. Crude oil and natural gas sales for the three months ended March 31, 2014 were $1,002.3 million, a 29% increase from sales of $775.9 million for the same period in 2013. Our sales volumes increased 2,523 MBoe, or 23%, over the comparable period in 2013 primarily due to the success of our drilling programs in the Bakken field and SCOOP play. An increase in crude oil pipeline line fill requirements and the temporary impact of adverse weather on railcar availability to transport our crude oil to market increased crude oil inventory during the first quarter of 2014, causing crude oil sales volumes to be lower than crude oil production by 363 MBbls. We anticipate a further increase in crude oil line fill requirements during the second and third quarters of 2014 as new pipelines are put into service for which we have contracted firm capacity.
Our realized sales price per Boe increased $3.42 to $75.03 for the three months ended March 31, 2014 from $71.61 for the three months ended March 31, 2013. This increase primarily reflects higher natural gas prices realized in connection with improved market prices for natural gas and natural gas liquids.
The premium of our realized natural gas sales price per Mcf over NYMEX Henry Hub calendar month average natural gas prices for the first quarter of 2014 was $2.14 compared to $1.25 for the first quarter of 2013 and $1.51 for the fourth quarter of 2013. The improved differential reflects an increase in the production and sale of liquids-rich natural gas from our Bakken and SCOOP properties coupled with improved market prices for natural gas liquids in the 2014 first quarter.
The differential between NYMEX West Texas Intermediate calendar month average crude oil prices and our realized crude oil sales price per barrel for the first quarter of 2014 was $8.98 compared to $4.29 for the first quarter of 2013 and $13.05 for the fourth quarter of 2013. We expect volatility in crude oil differentials to continue.
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
Changes in commodity prices during the first quarter of 2014 had a negative impact on the fair value of our derivatives, which resulted in negative revenue adjustments of $39.7 million for the three months ended March 31, 2014. We expect our revenues will continue to be significantly impacted, either positively or negatively, by changes in the fair value of our derivative instruments as a result of volatility in crude oil and natural gas prices.

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

	Three months ended March 31,
In thousands	2014	2013
Cash received (paid) on derivatives:
Crude oil derivatives	$(23,107)	$(9,468)
Natural gas derivatives	(10,157)	2,658
Cash paid on derivatives, net	(33,264)	(6,810)
Non-cash gain (loss) on derivatives:
Crude oil derivatives	18,973	(47,126)
Natural gas derivatives	(25,383)	(30,895)
Non-cash loss on derivatives, net	(6,410)	(78,021)
Loss on derivative instruments, net	$(39,674)	$(84,831)
The non-cash mark-to-market gains and losses reflected above at March 31, 2014 relate to derivative instruments with various terms that are scheduled to be realized over the period from April 2014 to December 2016. Over this period, actual derivative settlements may differ significantly, either positively or negatively, from the mark-to-market valuation at March 31, 2014.
Operating Costs and Expenses
Production Expenses and Production Taxes and Other Expenses. Production expenses increased 24% to $76.9 million for the three months ended March 31, 2014 from $61.8 million for the three months ended March 31, 2013. This increase was primarily the result of an increase in the number of producing wells. Production expense per Boe was $5.76 for the three months ended March 31, 2014 compared to $5.70 per Boe for the three months ended March 31, 2013.
Production taxes and other expenses increased $13.5 million, or 21%, to $78.3 million for the three months ended March 31, 2014 compared to $64.8 million for the three months ended March 31, 2013 primarily as a result of higher crude oil and natural gas revenues resulting from increased sales volumes and higher realized commodity prices. Production taxes as a percentage of crude oil and natural gas revenues were 7.7% for the three months ended March 31, 2014 compared to 8.3% for the three months ended March 31, 2013. The decrease was due to significant growth over the past year in our SCOOP operations and resulting increase in taxable revenues coming from Oklahoma, which has lower production tax rates compared to our other key operating areas. Production taxes are generally based on the wellhead values of production and vary by state. Some states offer exemptions or reduced production tax rates for wells that produce less than a certain quantity of crude oil or natural gas and to encourage certain activities, such as horizontal drilling and enhanced recovery projects. In Montana and Oklahoma, new horizontal wells qualify for a tax incentive and are taxed at a lower rate during their initial months of production. After the incentive period expires, the tax rate reverts to the statutory rate.
Exploration Expenses. Exploration expenses consist primarily of dry hole costs and geological and geophysical costs that are expensed as incurred. The following table shows the components of exploration expenses for the periods indicated.

	Three months ended March 31,
In thousands	2014	2013
Geological and geophysical costs	$4,813	$7,553
Dry hole costs	—	2,261
Exploration expenses	$4,813	$9,814
Geological and geophysical costs decreased $2.7 million for the three months ended March 31, 2014 due to changes in the timing and amount of costs incurred between periods. No dry hole costs were incurred during the three months ended March 31, 2014.

Depreciation, Depletion, Amortization and Accretion (“DD&A”). Total DD&A increased $59.2 million, or 28%, to $272.9 million for the first quarter of 2014 compared to $213.7 million for the first quarter of 2013 primarily due to a 23% increase in sales volumes. The following table shows the components of our DD&A on a unit of sales basis.

	Three months ended March 31,
$/Boe	2014	2013
Crude oil and natural gas	$20.08	$19.43
Other equipment	0.29	0.23
Asset retirement obligation accretion	0.06	0.06
Depreciation, depletion, amortization and accretion	$20.43	$19.72
The increase in DD&A per Boe for the first quarter of 2014 primarily resulted from changes in the operational timing of pad drilling and resulting mix of well completions over the past year.
Property Impairments. Property impairments increased in the three months ended March 31, 2014 by $18.1 million to $58.2 million compared to $40.1 million for the three months ended March 31, 2013.
Impairments of non-producing properties increased $14.3 million for the three months ended March 31, 2014 to $54.4 million compared to $40.1 million for the three months ended March 31, 2013. The increase primarily resulted from a larger base of amortizable costs in the current period coupled with higher rates of amortization resulting from changes in management's estimates of undeveloped properties not expected to be developed before lease expiration.
Impairment provisions for proved properties totaled $3.8 million for the three months ended March 31, 2014, with no proved property impairments being recognized for the three months ended March 31, 2013. Proved property impairments in the 2014 first quarter primarily reflect fair value adjustments made for certain properties in a non-core area of our South region driven by uneconomic well results.
General and Administrative Expenses. General and administrative expenses (“G&A”) increased $9.7 million, or 29%, to $43.5 million for the three months ended March 31, 2014 from $33.8 million for the comparable period in 2013. G&A expenses include non-cash charges for equity compensation of $11.0 million and $9.2 million for the three months ended March 31, 2014 and 2013, respectively. The increase in equity compensation in 2014 resulted from a higher value of restricted stock grants being made in 2013 and 2014 due to employee growth, which resulted in increased expense recognition in the first quarter of 2014 compared to the first quarter of 2013.
G&A expenses other than equity compensation increased $7.9 million, or 32%, for the three months ended March 31, 2014 compared to the same period in 2013. The increase was primarily due to an increase in personnel costs and office-related expenses associated with our growth. Over the past year, our Company has grown from having 769 total employees in March 2013 to 986 total employees in March 2014, a 28% increase.
The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Three months ended March 31,
$/Boe	2014	2013
General and administrative expenses	$2.43	$2.20
Non-cash equity compensation	0.83	0.85
Corporate relocation expenses	—	0.06
Total general and administrative expenses	$3.26	$3.11
Interest Expense. Interest expense increased $15.5 million, or 33%, to $63.0 million for the three months ended March 31, 2014 compared to $47.5 million for the three months ended March 31, 2013 due to an increase in our weighted average outstanding long-term debt obligations. Our weighted average outstanding long-term debt balance for the first quarter of 2014 was approximately $4.9 billion with a weighted average interest rate of 5.0% compared to a weighted average outstanding long-term debt balance of $3.7 billion and a weighted average interest rate of 4.9% for the comparable period in 2013. The increase in outstanding debt primarily resulted from the issuance of $1.5 billion of 4 1/2% Senior Notes due 2023 in April 2013, partially offset by lower outstanding credit facility borrowings in the first quarter of 2014 compared to the first quarter of 2013.
Our weighted average outstanding credit facility balance amounted to $511.8 million for the first quarter of 2014 compared to $815.9 million for the first quarter of 2013. The weighted average interest rate on our credit facility borrowings was 1.8% for the first quarter of 2014 compared to 1.9% for the same period in 2013. At March 31, 2014, we had $630 million of outstanding borrowings on our credit facility compared to $1.0 billion outstanding at March 31, 2013, which was subsequently paid off using a portion of the proceeds from our issuance of the 2023 Notes in April 2013. We had $275 million of outstanding borrowings on our credit facility at December 31, 2013. The increase in credit facility borrowings in the 2014 first quarter resulted from borrowings being incurred to fund our capital program.
Income Taxes. We recorded income tax expense for the three months ended March 31, 2014 of $132.9 million compared to $82.6 million for the three months ended March 31, 2013. We provided for income taxes at a combined federal and state tax rate of approximately 37% for the first quarters of both 2013 and 2014 after taking into account permanent taxable differences.
Liquidity and Capital Resources
Our primary sources of liquidity have been cash flows generated from operating activities, financing provided by our credit facility and the issuance of debt and equity securities. As of March 31, 2014, we had $51.5 million of cash and cash equivalents and $868 million of borrowing availability on our credit facility after considering outstanding borrowings and letters of credit. We had $630 million of outstanding borrowings on our credit facility at March 31, 2014. As of May 1, 2014, we had $750 million of outstanding borrowings and approximately $748 million of borrowing availability on our credit facility after considering outstanding borrowings and letters of credit.
Cash Flows
Cash flows from operating activities
Our net cash provided by operating activities was $690.7 million and $458.1 million for the three months ended March 31, 2014 and 2013, respectively. The increase in operating cash flows was primarily due to higher crude oil and natural gas revenues driven by higher sales volumes and realized commodity prices, which were partially offset by an increase in cash losses on matured derivatives and increases in production expenses, production taxes, general and administrative expenses, interest expense and other expenses associated with the growth of our operations over the past year.
Cash flows used in investing activities
During the three months ended March 31, 2014 and 2013, we had cash flows used in investing activities (excluding proceeds from asset sales) of $1,054.9 million and $873.5 million, respectively, related to our capital program, inclusive of dry hole costs and property acquisitions. Cash acquisition capital expenditures totaled $66.4 million and $22.0 million for the three months ended March 31, 2014 and 2013, respectively. Cash capital expenditures excluding acquisitions totaled $988.5 million and $851.5 million for the three months ended March 31, 2014 and 2013, respectively, the increase of which was driven by an increase in drilling activity in 2014.
The use of cash for capital expenditures during the three months ended March 31, 2014 was partially offset by proceeds received from asset dispositions. Proceeds from the sale of assets amounted to $35.4 million in the 2014 first quarter, primarily related to dispositions of properties in the Niobrara play in Colorado and Wyoming in March 2014 for proceeds totaling $30.3 million.
Cash flows from financing activities
Net cash provided by financing activities for the three months ended March 31, 2014 and 2013 was $351.9 million and $437.9 million, respectively, primarily resulting from $355 million and $440 million, respectively, of net borrowings being incurred on our credit facility during those periods to fund a portion of our capital programs.
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
Credit facility
We have an unsecured credit facility, maturing on July 1, 2015, which has aggregate lender commitments totaling $1.5 billion. We had $630 million of outstanding borrowings and $868 million of borrowing availability (after considering outstanding borrowings and letters of credit) on our credit facility at March 31, 2014. As of May 1, 2014, we had $750 million of outstanding borrowings and $748 million of borrowing availability on our credit facility. The increase in outstanding borrowings subsequent to March 31, 2014 resulted from borrowings incurred to fund a portion of our 2014 capital program.
Our credit facility contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, change material contracts, incur liens and engage in certain other transactions without the prior consent of the lenders. Our credit facility also contains requirements that we maintain a current ratio of not less than 1.0 to 1.0 and a ratio of total funded debt to EBITDAX of no greater than 4.0 to 1.0. We were in compliance with these covenants at March 31, 2014. We do not believe the restrictive covenants are reasonably likely to limit our ability to undertake additional debt or equity financing to a material extent.
We are engaged in discussions with our lenders to replace our credit facility, which is expected to occur during the second quarter of 2014. We expect the new credit facility will provide for increased aggregate commitments and an extended maturity beyond the term of our existing credit facility.
In the future, we may not be able to access adequate funding under our credit facility as a result of (i) a decrease in our credit ratings that triggers a borrowing base requirement, subjecting us to the risk that other events may adversely impact the size of our borrowing base, (ii) a decline in commodity prices, or (iii) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations or increase their commitments as required under the credit facility.
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
Future Capital Requirements
Senior notes
Our long-term debt includes outstanding senior note obligations totaling $4.4 billion at March 31, 2014. Scheduled maturities of our senior notes begin in October 2019. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. For further information on the maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 6. Long-Term Debt in Notes to Unaudited Condensed Consolidated Financial Statements. We were in compliance with our senior note covenants at March 31, 2014 and expect to maintain compliance for at least the next 12 months. We do not believe the restrictive covenants under the senior note indentures will materially limit our ability to undertake additional debt or equity financing.
Two of our subsidiaries, Banner Pipeline Company, L.L.C. and CLR Asset Holdings, LLC, which have insignificant assets with no current value and no operations, fully and unconditionally guarantee the senior notes. Our other subsidiaries, the value of whose assets and operations are minor, do not guarantee the senior notes.
Capital expenditures
We evaluate opportunities to purchase or sell crude oil and natural gas properties and expect to participate as a buyer or seller of properties at various times. We seek acquisitions that utilize our technical expertise or offer opportunities to expand our existing core areas. Acquisition expenditures are not budgeted.
Our capital expenditures budget for 2014 is $4.05 billion excluding acquisitions, which is expected to be allocated as follows:

In millions	Amount
Exploration and development drilling	$3,540
Land costs	300
Capital facilities, workovers and other corporate assets	180
Seismic	30
Total 2014 capital budget, excluding acquisitions	$4,050
During the three months ended March 31, 2014, we participated in the completion of 213 gross (84.4 net) wells and invested approximately $1,037.0 million in our capital program, excluding $66.4 million of unbudgeted acquisitions and including $2.9 million of seismic costs and $47.5 million of capital costs associated with increased accruals for capital expenditures. Our 2014 year-to-date capital expenditures were allocated as follows:

In millions	Amount
Exploration and development drilling	$902.2
Land costs	83.5
Capital facilities, workovers and other corporate assets	48.4
Seismic	2.9
Capital expenditures, excluding acquisitions	1,037.0
Acquisitions of producing properties	30.3
Acquisitions of non-producing properties	36.1
Total acquisitions	66.4
Total capital expenditures	$1,103.4
Our 2014 capital program is focused primarily on increased exploration and development in the Bakken field of North Dakota and Montana and the SCOOP play in south-central Oklahoma.
The actual amount and timing of our capital expenditures may differ materially from our budget as a result of, among other things, access to capital, available cash flows, unbudgeted acquisitions, actual drilling results, the availability of drilling rigs and other services and equipment, the availability of transportation capacity, changes in commodity prices, and regulatory, technological and competitive developments. A decline in commodity prices could cause us to curtail our actual capital expenditures. Conversely, an increase in commodity prices could result in increased capital expenditures. We expect to continue participating as a buyer of properties when and if we have the ability to increase our position in strategic plays at competitive terms.
Commitments
Following is a discussion of various future commitments of the Company as of March 31, 2014. The commitments under these arrangements are not recorded in the accompanying condensed consolidated balance sheets.
Drilling commitments – As of March 31, 2014, we had drilling rig contracts with various terms extending through January 2017. These contracts were entered into in the ordinary course of business to ensure rig availability to allow us to execute our business objectives in our key strategic plays. Future commitments as of March 31, 2014 total approximately $149 million, of which $82 million is expected to be incurred in the remainder of 2014, $47 million in 2015, $19 million in 2016, and $1 million in 2017. We expect to continue to enter into additional drilling rig contracts to help mitigate the risk of experiencing equipment shortages and rising costs that could delay our drilling projects or cause us to incur expenditures not provided for in our capital budget.
Pipeline transportation commitments – We have entered into firm transportation commitments to guarantee pipeline access capacity on operational crude oil and natural gas pipelines in order to reduce the impact of possible production curtailments that may arise due to limited transportation capacity. The commitments, which have varying terms extending as far as 2024, require the Company to pay per-unit transportation charges regardless of the amount of pipeline capacity used. Future commitments remaining as of March 31, 2014 under the operational pipeline transportation arrangements amount to approximately $96 million, of which $15 million is expected to be incurred in the remainder of 2014, $19 million in 2015, $16 million in 2016, $11 million in 2017, $6 million in 2018, and $29 million thereafter.
Further, we are a party to additional 5-year firm transportation commitments for future crude oil pipeline projects being considered for development that are not yet operational. Such projects require the granting of regulatory approvals or otherwise require additional construction efforts by counterparties before being completed. Future commitments under the non-

operational arrangements total approximately $1.0 billion at March 31, 2014, representing aggregate transportation charges expected to be incurred over the 5-year terms of the arrangements assuming the proposed pipeline projects are completed and become operational. The exact timing of the commencement of pipeline operations is not known due to uncertainties involving matters such as regulatory approvals, resolution of legal and environmental disputes, construction progress and the ultimate probability of pipeline completion. Accordingly, the timing of our obligations under these non-operational arrangements cannot be predicted with certainty and may not be incurred on a ratable basis over a calendar year or may not be incurred at all. Although timing is uncertain, operators have indicated that certain pipeline projects may become operational in the second half of 2014, which would obligate us for transportation charges totaling $36 million in 2014, $143 million annually in years 2015 through 2018, and $106 million in 2019 associated with those projects.
Our pipeline commitments are for production primarily in the North region where we allocate a significant portion of our capital expenditures. We are not committed under these contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future.
Cost sharing commitment – The Company has entered into an arrangement to share certain costs associated with a local utility company's construction and installation of electrical infrastructure that will provide service to parts of North Dakota where the Company operates. This arrangement extends through January 2016 and requires the Company to make scheduled periodic payments based on the projected total cost of the project and the progress of construction. Future commitments under the arrangement as of March 31, 2014 total approximately $20 million, of which $10 million is expected to be incurred in 2014, $8 million in 2015, and $2 million in 2016.
We believe our cash flows from operations, our remaining cash balance, and amounts available under our credit facility, including our ability to increase our borrowing capacity thereunder, will be sufficient to satisfy the above commitments.
Critical Accounting Policies
There have been no changes in our critical accounting policies from those disclosed in our Form 10-K for the year ended December 31, 2013.
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

We believe EBITDAX is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet future debt service requirements, if any. Our credit facility in place at March 31, 2014 requires that we maintain a total funded debt to EBITDAX ratio of no greater than 4.0 to 1.0 on a rolling four-quarter basis. This ratio represents the sum of outstanding borrowings and letters of credit under our credit facility plus our note payable and senior note obligations, divided by total EBITDAX for the most recent four quarters. We were in compliance with this covenant at March 31, 2014.
The following table provides a reconciliation of our net income to EBITDAX for the periods presented.

	Three months ended March 31,
In thousands	2014	2013
Net income	$226,234	$140,627
Interest expense	62,975	47,475
Provision for income taxes	132,867	82,590
Depreciation, depletion, amortization and accretion	272,861	213,678
Property impairments	58,208	40,081
Exploration expenses	4,813	9,814
Impact from derivative instruments:
Total loss on derivatives, net	39,674	84,831
Total cash paid on derivatives, net	(33,264)	(6,810)
Non-cash loss on derivatives, net	6,410	78,021
Non-cash equity compensation	11,039	9,242
EBITDAX	$775,407	$621,528
The following table provides a reconciliation of our net cash provided by operating activities to EBITDAX for the periods presented.

	Three months ended March 31,
In thousands	2014	2013
Net cash provided by operating activities	$690,662	$458,111
Current income tax provision	1,552	—
Interest expense	62,975	47,475
Exploration expenses, excluding dry hole costs	4,813	7,553
Gain (loss) on sale of assets, net	(8,498)	136
Other, net	(10,008)	(3,176)
Changes in assets and liabilities	33,911	111,429
EBITDAX	$775,407	$621,528

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
General. We are exposed to a variety of market risks including commodity price risk, credit risk and interest rate risk. We address these risks through a program of risk management which may include the use of derivative instruments.
Commodity Price Risk. Our primary market risk exposure is in the pricing applicable to our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for crude oil and natural gas has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index prices. Based on our average daily production for the three months ended March 31, 2014, and excluding any effect of our derivative instruments in place, our annual revenue would increase or decrease by approximately $388 million for each $10.00 per barrel change in crude oil prices and $101 million for each $1.00 per Mcf change in natural gas prices.
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
Changes in commodity prices during the three months ended March 31, 2014 had an overall negative impact on the fair value of our derivative instruments. For the three months ended March 31, 2014, we recognized cash losses on derivatives of $33.3 million and reported a non-cash mark-to-market loss on derivatives of $6.4 million. The fair value of our derivative instruments at March 31, 2014 was a net liability of $101.2 million. The mark-to-market net liability relates to derivative instruments with various terms that are scheduled to mature over the period from April 2014 through December 2016. Over this period, actual derivative settlements may differ significantly, either positively or negatively, from the mark-to-market valuation at March 31, 2014. An assumed increase in the forward commodity prices used in the March 31, 2014 valuation of our derivative instruments of $10.00 per barrel for crude oil and $1.00 per MMBtu for natural gas would increase our net derivative liability to approximately $649 million at March 31, 2014. Conversely, an assumed decrease in forward commodity prices of $10.00 per barrel for crude oil and $1.00 per MMBtu for natural gas would change our derivative valuation to a net asset of approximately $442 million at March 31, 2014.
Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our crude oil and natural gas production, which we market to energy marketing companies, refineries and affiliates ($727 million in receivables at March 31, 2014), our joint interest receivables ($331 million at March 31, 2014), and counterparty credit risk associated with our derivative instrument receivables ($3 million at March 31, 2014).
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
Joint interest receivables arise from billing entities which own a partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $49.7 million at March 31, 2014, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We also have the right to place a lien on our co-owners interest in the well to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.
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

We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives may be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We currently have no interest rate derivatives. We had $750 million of outstanding borrowings on our credit facility at May 1, 2014 with a weighted average interest rate of 1.7%. The impact of a 1% increase in interest rates on this amount of debt would result in increased interest expense of approximately $7.5 million per year and a $4.7 million decrease in net income per year.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended March 31, 2014 there have been no material changes with respect to the legal proceedings previously disclosed in our 2013 Form 10-K that was filed with the SEC on February 27, 2014. See Note 7. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

ITEM 1A.	Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2013 Form 10-K.
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our 2013 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our 2013 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities – Not applicable.

(b)	Use of Proceeds – Not applicable.
(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers – The following table provides information about purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2014:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
January 1, 2014 to January 31, 2014	—	$—	—	—
February 1, 2014 to February 28, 2014	23,221	$113.27	—	—
March 1, 2014 to March 31, 2014	—	$—	—	—
Total	23,221	$113.27	—	—

(1)
In connection with restricted stock grants under the Company's 2005 Long-Term Incentive Plan ("2005 Plan") and 2013 Long-Term Incentive Plan ("2013 Plan"), we adopted a policy that enables employees to surrender shares to cover their tax liability. In May 2013, the 2013 Plan was adopted and replaced the Company's 2005 Plan. Restricted stock awards granted under the 2005 Plan prior to the adoption of the 2013 Plan will remain outstanding in accordance with their terms. All shares purchased above represent shares surrendered to cover tax liabilities. We paid the associated taxes to the Internal Revenue Service.

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

CONTINENTAL RESOURCES, INC.

Date:	May 7, 2014	By:	/s/ John D. Hart
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

10.1*†	First Amendment to the Continental Resources, Inc. Deferred Compensation Plan.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

32**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

†	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.