Form 10-Q
period 2016-06-30
CONTINENTAL RESOURCES, INC
filed 2016-08-03
CIK 732834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
374,561,751 shares of our $0.01 par value common stock were outstanding on July 31, 2016.

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
“SCOOP” Refers to the South Central Oklahoma Oil Province, a term used to describe properties located in the Anadarko basin of Oklahoma in which we operate. Our SCOOP acreage extends across portions of Garvin, Grady, Stephens, Carter, McClain and Love Counties of Oklahoma and has the potential to contain hydrocarbons from a variety of conventional and unconventional reservoirs overlying and underlying the Woodford formation.
"STACK" Refers to Sooner Trend Anadarko Canadian Kingfisher, a term used to describe a resource play located in the Anadarko Basin of Oklahoma characterized by stacked geologic formations with major targets in the Meramec and Osage formations overlying the Woodford formation. A significant portion of our STACK acreage is located in over-pressured portions of Blaine, Dewey and Custer Counties of Oklahoma.
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

iii

PART I. Financial Information

ITEM 1.	Financial Statements
Continental Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
In thousands, except par values and share data	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,560	$11,463
Receivables:
Crude oil and natural gas sales	385,483	378,622
Affiliated parties	96	122
Joint interest and other, net	260,784	232,293
Derivative assets	16,693	93,922
Inventories	102,896	94,151
Prepaid expenses and other	14,700	11,766
Total current assets	797,212	822,339
Net property and equipment, based on successful efforts method of accounting	13,541,129	14,063,328
Noncurrent derivative assets	3,045	14,560
Other noncurrent assets	18,350	19,581
Total assets	$14,359,736	$14,919,808

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable trade	$412,851	$553,285
Revenues and royalties payable	186,258	187,000
Payables to affiliated parties	185	69
Accrued liabilities and other	192,359	176,947
Derivative liabilities	24,227	3,583
Current portion of long-term debt	2,179	2,144
Total current liabilities	818,059	923,028
Long-term debt, net of current portion	7,149,279	7,115,644
Other noncurrent liabilities:
Deferred income tax liabilities, net	1,896,238	2,090,228
Asset retirement obligations, net of current portion	105,277	101,251
Noncurrent derivative liabilities	9,290	3,706
Other noncurrent liabilities	14,644	17,051
Total other noncurrent liabilities	2,025,449	2,212,236
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 374,581,304 shares issued and outstanding at June 30, 2016; 372,959,080 shares issued and outstanding at December 31, 2015	3,746	3,730
Additional paid-in capital	1,360,933	1,345,624
Accumulated other comprehensive loss	(2,903)	(3,354)
Retained earnings	3,005,173	3,322,900
Total shareholders’ equity	4,366,949	4,668,900
Total liabilities and shareholders’ equity	$14,359,736	$14,919,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share data	2016	2015	2016	2015
Revenues
Crude oil and natural gas sales	$525,711	$790,102	$929,302	$1,371,294
Crude oil and natural gas sales to affiliates	—	—	—	1,400
Gain (loss) on crude oil and natural gas derivatives, net	(82,257)	(4,737)	(40,145)	28,018
Crude oil and natural gas service operations	7,757	11,009	15,227	21,306
Total revenues	451,211	796,374	904,384	1,422,018

Operating costs and expenses
Production expenses	74,083	91,667	152,724	183,021
Production expenses to affiliates	—	68	—	1,654
Production taxes and other expenses	39,141	61,545	69,634	109,908
Exploration expenses	1,674	109	4,739	14,449
Crude oil and natural gas service operations	3,576	7,092	6,618	10,986
Depreciation, depletion, amortization and accretion	441,761	452,957	905,752	839,469
Property impairments	66,112	76,872	145,039	224,432
General and administrative expenses	36,246	44,190	68,654	89,571
Net gain on sale of assets and other	(100,835)	(20,573)	(99,127)	(22,643)
Total operating costs and expenses	561,758	713,927	1,254,033	1,450,847
Income (loss) from operations	(110,547)	82,447	(349,649)	(28,829)
Other income (expense):
Interest expense	(81,922)	(78,442)	(162,875)	(153,505)
Other	435	540	819	886
	(81,487)	(77,902)	(162,056)	(152,619)
Income (loss) before income taxes	(192,034)	4,545	(511,705)	(181,448)
Provision (benefit) for income taxes	(72,632)	4,142	(193,978)	(49,880)
Net income (loss)	$(119,402)	$403	$(317,727)	$(131,568)
Basic net income (loss) per share	$(0.32)	$—	$(0.86)	$(0.36)
Diluted net income (loss) per share	$(0.32)	$—	$(0.86)	$(0.36)

Comprehensive income (loss):
Net income (loss)	$(119,402)	$403	$(317,727)	$(131,568)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	25	625	451	(2,480)
Total other comprehensive income (loss), net of tax	25	625	451	(2,480)
Comprehensive income (loss)	$(119,377)	$1,028	$(317,276)	$(134,048)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity

In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 31, 2015	372,959,080	$3,730	$1,345,624	$(3,354)	$3,322,900	$4,668,900
Net loss (unaudited)	—	—	—	—	(317,727)	(317,727)
Other comprehensive income, net of tax (unaudited)	—	—	—	451	—	451
Stock-based compensation (unaudited)	—	—	21,041	—	—	21,041
Restricted stock:
Granted (unaudited)	2,007,078	20	—	—	—	20
Repurchased and canceled (unaudited)	(279,019)	(3)	(5,732)	—	—	(5,735)
Forfeited (unaudited)	(105,835)	(1)	—	—	—	(1)
Balance at June 30, 2016 (unaudited)	374,581,304	$3,746	$1,360,933	$(2,903)	$3,005,173	$4,366,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
In thousands	2016	2015
Cash flows from operating activities
Net loss	$(317,727)	$(131,568)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	908,021	838,216
Property impairments	145,039	224,432
Non-cash loss on derivatives, net	114,972	8,599
Stock-based compensation	21,046	27,429
Benefit for deferred income taxes	(193,990)	(49,890)
Dry hole costs	206	8,003
Gain on sale of assets, net	(97,016)	(22,643)
Other, net	4,752	5,388
Changes in assets and liabilities:
Accounts receivable	(34,939)	138,882
Inventories	(8,745)	1,938
Other current assets	(2,125)	50,561
Accounts payable trade	(53,859)	(106,174)
Revenues and royalties payable	(742)	(17,589)
Accrued liabilities and other	15,347	(60,162)
Other noncurrent assets and liabilities	(2,519)	1,390
Net cash provided by operating activities	497,721	916,812

Cash flows from investing activities
Exploration and development	(625,126)	(1,972,887)
Purchase of producing crude oil and natural gas properties	—	(557)
Purchase of other property and equipment	(4,867)	(22,449)
Proceeds from sale of assets and other	112,199	32,590
Net cash used in investing activities	(517,794)	(1,963,303)

Cash flows from financing activities
Credit facility borrowings	638,000	1,375,000
Repayment of credit facility	(606,000)	(315,000)
Repayment of other debt	(1,064)	(1,032)
Debt issuance costs	(40)	(2,110)
Repurchase of restricted stock for tax withholdings	(5,735)	(5,192)
Net cash provided by financing activities	25,161	1,051,666
Effect of exchange rate changes on cash	9	(4,098)
Net change in cash and cash equivalents	5,097	1,077
Cash and cash equivalents at beginning of period	11,463	24,381
Cash and cash equivalents at end of period	$16,560	$25,458

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
A substantial portion of the Company’s operations are concentrated in the North region, with that region comprising approximately 64% of the Company’s crude oil and natural gas production and approximately 73% of its crude oil and natural gas revenues for the six months ended June 30, 2016. The Company's principal producing properties in the North region are located in the Bakken field of North Dakota and Montana. In recent years, the Company has significantly expanded its activity in the South region with its discovery of the SCOOP play and its increased activity in the Northwest Cana and STACK plays. The South region comprised approximately 36% of the Company's crude oil and natural gas production and approximately 27% of its crude oil and natural gas revenues for the six months ended June 30, 2016.
The Company has focused its operations on the exploration and development of crude oil since the 1980s. For the six months ended June 30, 2016, crude oil accounted for approximately 62% of the Company’s total production and approximately 87% of its crude oil and natural gas revenues.
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
The condensed consolidated financial statements as of June 30, 2016 and for the three and six month periods ended June 30, 2016 and 2015 are unaudited. The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited balance sheet included in the 2015 Form 10-K. The Company has evaluated events or transactions through the date this report on Form 10-Q was filed with the SEC in conjunction with its preparation of these condensed consolidated financial statements.
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
Earnings per share
Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the period. In periods where the Company has net income, diluted earnings per share reflects

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

the potential dilution of non-vested restricted stock awards, which are calculated using the treasury stock method. The following table presents the calculation of basic and diluted weighted average shares outstanding and net income (loss) per share for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share data	2016	2015	2016	2015
Income (loss) (numerator):
Net income (loss) - basic and diluted	$(119,402)	$403	$(317,727)	$(131,568)
Weighted average shares (denominator):
Weighted average shares - basic	370,435	369,510	370,248	369,448
Non-vested restricted stock (1)	—	1,363	—	—
Weighted average shares - diluted	370,435	370,873	370,248	369,448
Net income (loss) per share:
Basic	$(0.32)	$—	$(0.86)	$(0.36)
Diluted	$(0.32)	$—	$(0.86)	$(0.36)

(1)
During the three and six months ended June 30, 2016 and the six months ended June 30, 2015, the Company had a net loss and therefore the potential dilutive effect of approximately 1,940,700, 1,486,200, and 1,472,300 weighted average restricted shares, respectively, were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive to the computations.

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
The components of inventory as of June 30, 2016 and December 31, 2015 consisted of the following:

In thousands	June 30, 2016	December 31, 2015
Tubular goods and equipment	$16,245	$15,633
Crude oil	86,651	78,518
Total	$102,896	$94,151
Income taxes
Income taxes are accounted for using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at period-end. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s policy is to recognize penalties and interest related to unrecognized tax benefits, if any, in income tax expense. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized. The Company recorded valuation allowances of $0.2 million and $0.3 million for the three and six months ended June 30, 2016, respectively, and $1.3 million and $12.4 million for the three and six months ended June 30, 2015, respectively, against deferred tax assets associated with operating loss carryforwards generated by its Canadian subsidiary for which the Company does not expect to realize a benefit.
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payment awards, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2016 and shall be adopted either prospectively, retrospectively or using a modified retrospective transition approach depending on the topic covered in the standard. The Company is currently evaluating the impact of the new standard on its financial statements and related disclosures. The Company expects to continue its current accounting practice of estimating forfeitures in determining the amount of stock-based compensation expense to recognize.

Note 3. Supplemental Cash Flow Information
The following table discloses supplemental cash flow information about cash paid for interest and income tax payments and refunds. Also disclosed is information about investing activities that affects recognized assets and liabilities but has not yet resulted in cash receipts or payments.

	Six months ended June 30,
In thousands	2016	2015
Supplemental cash flow information:
Cash paid for interest	$156,358	$148,454
Cash paid for income taxes	—	27
Cash received for income tax refunds	20	50,000
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	1,042	4,945

As of June 30, 2016 and December 31, 2015, the Company had $196.3 million and $282.8 million, respectively, of accrued capital expenditures included in "Net property and equipment" and "Accounts payable trade" in the condensed consolidated balance sheets. As of June 30, 2015 and December 31, 2014, the Company had $410.3 million and $797.5 million, respectively, of accrued capital expenditures.

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
The Company recognizes all crude oil and natural gas derivative instruments on the balance sheet as either assets or liabilities measured at fair value. The Company has not designated its crude oil and natural gas derivative instruments as hedges for accounting purposes and, as a result, marks such derivative instruments to fair value and recognizes the changes in fair value in the unaudited condensed consolidated statements of comprehensive income (loss) under the caption “Gain (loss) on crude oil and natural gas derivatives, net”, which is a component of "Total revenues".
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

At June 30, 2016, the Company had outstanding crude oil and natural gas derivative contracts with respect to future production as set forth in the tables below. The hedged volumes reflected below represent an aggregation of multiple derivative contracts that have varying durations and may not be realized on a ratable basis over the periods indicated.

Crude Oil - ICE Brent

Period and Type of Contract	Bbls	Ceiling Price
July 2016 - December 2016
Written call options - ICE Brent (1)	736,000	$107.70
(1) Written call options represent the ceiling positions remaining from the Company's previous crude oil collar contracts. The floor positions of the collars were liquidated in the fourth quarter of 2014. For these written call options, the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the ceiling price.

			Collars
Natural Gas - NYMEX Henry Hub		Swaps Weighted Average Price	Floors		Ceilings
				Weighted Average Price		Weighted Average Price
Period and Type of Contract	MMBtus		Range		Range
July 2016 - December 2016
Swaps - Henry Hub	78,110,000	$3.00
January 2017 - December 2017
Swaps - Henry Hub	25,550,000	$3.35
Collars - Henry Hub	65,700,000		$2.40 - $3.00	$2.47	$2.92 - $3.88	$3.08

Crude oil and natural gas derivative gains and losses
Cash receipts and payments in the following table reflect the gain or loss on derivative contracts which matured during the period, calculated as the difference between the contract price and the market settlement price of matured contracts. Non-cash gains and losses below represent the change in fair value of derivative instruments which continue to be held at period end and the reversal of previously recognized non-cash gains or losses on derivative contracts that matured during the period.

	Three months ended June 30,		Six months ended June 30,
In thousands	2016	2015	2016	2015
Cash received on derivatives:
Natural gas fixed price swaps	$38,778	$5,551	$77,967	$23,942
Natural gas collars	—	7,631	—	12,675
Cash received on derivatives, net	38,778	13,182	77,967	36,617
Non-cash gain (loss) on derivatives:
Crude oil written call options	6	3	38	3,927
Natural gas fixed price swaps	(101,308)	(9,296)	(98,915)	(2,804)
Natural gas collars	(19,733)	(8,626)	(19,235)	(9,722)
Non-cash gain (loss) on derivatives, net	(121,035)	(17,919)	(118,112)	(8,599)
Gain (loss) on crude oil and natural gas derivatives, net	$(82,257)	$(4,737)	$(40,145)	$28,018
Diesel fuel derivatives
In March 2016, the Company entered into diesel fuel swap derivative contracts to economically hedge against the variability in cash flows associated with future purchases of diesel fuel for use in drilling activities. The Company has hedged approximately 19 million gallons of diesel fuel over the period from July 2016 to December 2017 at a weighted average price of $1.41 per gallon. With respect to these diesel fuel swap contracts, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is greater than the swap price, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is less than the swap price. The diesel fuel swap contracts are settled based upon reported NYMEX settlement prices for New York Harbor ultra-low sulfur diesel fuel.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The Company recognizes its diesel fuel derivative instruments on the balance sheet as either assets or liabilities measured at fair value. The estimated fair value is based upon various factors, including commodity exchange prices, over-the-counter quotations, the risk-free interest rate, and time to expiration. The Company has not designated its diesel fuel derivative instruments as hedges for accounting purposes and, as a result, marks the derivative instruments to fair value and recognizes the changes in fair value in the unaudited condensed consolidated statements of comprehensive income (loss) under the caption “Operating costs and expenses—Net gain on sale of assets and other.” For the three and six months ended June 30, 2016, the Company recognized non-cash gains of $4.2 million and $3.1 million, respectively, associated with its diesel fuel derivatives.
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

In thousands	June 30, 2016	December 31, 2015
Commodity derivative assets:
Gross amounts of recognized assets	$37,249	$120,385
Gross amounts offset on balance sheet	(17,511)	(11,903)
Net amounts of assets on balance sheet	19,738	108,482
Commodity derivative liabilities:
Gross amounts of recognized liabilities	(51,028)	(19,192)
Gross amounts offset on balance sheet	17,511	11,903
Net amounts of liabilities on balance sheet	$(33,517)	$(7,289)

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed consolidated balance sheets.

In thousands	June 30, 2016	December 31, 2015
Derivative assets	$16,693	$93,922
Noncurrent derivative assets	3,045	14,560
Net amounts of assets on balance sheet	19,738	108,482
Derivative liabilities	(24,227)	(3,583)
Noncurrent derivative liabilities	(9,290)	(3,706)
Net amounts of liabilities on balance sheet	(33,517)	(7,289)
Total derivative assets (liabilities), net	$(13,779)	$101,193

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
The following tables summarize the valuation of financial instruments by pricing levels that were accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

	Fair value measurements at June 30, 2016 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Swaps	$—	$8,652	$—	$8,652
Collars	—	(22,430)	—	(22,430)
Written call options	—	(1)	—	(1)
Total	$—	$(13,779)	$—	$(13,779)

	Fair value measurements at December 31, 2015 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Swaps	$—	$104,426	$—	$104,426
Collars	—	(3,195)	—	(3,195)
Written call options	—	(38)	—	(38)
Total	$—	$101,193	$—	$101,193
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets are reported at fair value on a nonrecurring basis in the condensed consolidated financial statements. The following methods and assumptions were used to estimate the fair values for those assets.
Asset Impairments – Proved crude oil and natural gas properties are reviewed for impairment on a field-by-field basis each quarter. The estimated future cash flows expected in connection with the field are compared to the carrying amount of the field to determine if the carrying amount is recoverable. If the carrying amount of the field exceeds its estimated undiscounted future cash flows, the carrying amount of the field is reduced to its estimated fair value. Due to the unavailability of relevant comparable market data, a discounted cash flow method is used to determine the fair value of proved properties. The discounted cash flow method estimates future cash flows based on the Company's estimates of future crude oil and natural gas production, commodity prices based on commodity futures price strips adjusted for differentials, operating costs, and a risk-adjusted discount rate. The fair value of proved crude oil and natural gas properties is calculated using significant unobservable

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

inputs (Level 3). The following table sets forth quantitative information about the significant unobservable inputs used by the Company to calculate the fair value of proved crude oil and natural gas properties using a discounted cash flow method.

Unobservable Input	Assumption
Future production	Future production estimates for each property
Forward commodity prices	Forward NYMEX strip prices through 2020 (adjusted for differentials), escalating 3% per year thereafter
Operating costs	Estimated costs for the current year, escalating 3% per year thereafter
Productive life of field	Ranging from 0 to 33 years
Discount rate	10%
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
Proved properties were reviewed for impairment at June 30, 2016 and June 30, 2015. For the three and six months ended June 30, 2016, estimated future net cash flows were determined to be in excess of cost basis, therefore no impairment was recorded for the Company’s proved crude oil and natural gas properties. For the three and six months ended June 30, 2015, the Company determined the carrying amounts of certain proved properties were not recoverable from future cash flows at that time and, therefore, were impaired. Impairments of proved properties for the three and six months ended June 30, 2015 totaled $5.0 million and $75.0 million, respectively, and were primarily concentrated in an emerging area with minimal production and costly reserve additions ($41.2 million, including $5.0 million in the 2015 second quarter), the Medicine Pole Hills units ($14.7 million), various legacy areas in the South region ($11.0 million), and non-Bakken areas of North Dakota and Montana ($8.1 million). The impaired properties were written down to their estimated fair value totaling approximately $38.2 million as of June 30, 2015.
Certain unproved crude oil and natural gas properties were impaired during the three and six months ended June 30, 2016 and 2015, reflecting recurring amortization of undeveloped leasehold costs on properties the Company expects will not be transferred to proved properties over the lives of the leases based on drilling plans, experience of successful drilling, and the average holding period.
The following table sets forth the non-cash impairments of both proved and unproved properties for the indicated periods. Proved and unproved property impairments are recorded under the caption “Property impairments” in the unaudited condensed consolidated statements of comprehensive income (loss).

	Three months ended June 30,		Six months ended June 30,
In thousands	2016	2015	2016	2015
Proved property impairments	$—	$5,028	$—	$75,043
Unproved property impairments	66,112	71,844	145,039	149,389
Total	$66,112	$76,872	$145,039	$224,432

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Financial Instruments Not Recorded at Fair Value
The following table sets forth the estimated fair values of financial instruments that are not recorded at fair value in the condensed consolidated financial statements.

	June 30, 2016		December 31, 2015
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt:
Revolving credit facility	$885,000	$885,000	$853,000	$853,000
Term loan	498,556	500,000	498,274	500,000
Note payable	13,251	12,000	14,309	12,500
7.375% Senior Notes due 2020	196,878	206,000	196,574	179,200
7.125% Senior Notes due 2021	395,732	414,000	395,365	388,300
5% Senior Notes due 2022	1,997,004	1,940,000	1,996,831	1,480,400
4.5% Senior Notes due 2023	1,483,470	1,398,800	1,482,451	1,061,000
3.8% Senior Notes due 2024	990,443	877,500	989,932	700,300
4.9% Senior Notes due 2044	691,124	590,800	691,052	430,500
Total debt	$7,151,458	$6,824,100	$7,117,788	$5,605,200
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
Note 6. Long-Term Debt
Long-term debt, net of unamortized discounts, premiums, and debt issuance costs totaling $46.9 million and $49.6 million at June 30, 2016 and December 31, 2015, respectively, consists of the following.

In thousands	June 30, 2016	December 31, 2015
Revolving credit facility	$885,000	$853,000
Term loan	498,556	498,274
Note payable	13,251	14,309
7.375% Senior Notes due 2020	196,878	196,574
7.125% Senior Notes due 2021	395,732	395,365
5% Senior Notes due 2022	1,997,004	1,996,831
4.5% Senior Notes due 2023	1,483,470	1,482,451
3.8% Senior Notes due 2024	990,443	989,932
4.9% Senior Notes due 2044	691,124	691,052
Total debt	$7,151,458	$7,117,788
Less: Current portion of long-term debt	2,179	2,144
Long-term debt, net of current portion	$7,149,279	$7,115,644

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Revolving Credit Facility
The Company has an unsecured revolving credit facility, maturing on May 16, 2019, with aggregate commitments totaling $2.75 billion at June 30, 2016, which may be increased up to a total of $4.0 billion upon agreement between the Company and participating lenders.
The Company had $885 million and $853 million of outstanding borrowings on its revolving credit facility at June 30, 2016 and December 31, 2015, respectively. Borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company's senior, unsecured, long-term indebtedness. The weighted-average interest rate on outstanding borrowings at June 30, 2016 was 2.2%.
The Company had approximately $1.86 billion of borrowing availability on its revolving credit facility at June 30, 2016 and incurs commitment fees based on currently assigned credit ratings of 0.30% per annum on the daily average amount of unused borrowing availability under its revolving credit facility.
The revolving credit facility contains certain restrictive covenants including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by the sum of net debt plus total shareholders' equity plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014. The Company was in compliance with the revolving credit facility covenants at June 30, 2016.
Senior Notes
The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at June 30, 2016.

	2020 Notes	2021 Notes	2022 Notes	2023 Notes	2024 Notes	2044 Notes
Face value (in thousands)	$200,000	$400,000	$2,000,000	$1,500,000	$1,000,000	$700,000
Maturity date	Oct 1, 2020	April 1, 2021	Sep 15, 2022	April 15, 2023	June 1, 2024	June 1, 2044
Interest payment dates	April 1, Oct 1	April 1, Oct 1	March 15, Sep 15	April 15, Oct 15	June 1, Dec 1	June 1, Dec 1
Call premium redemption period (1)	Oct 1, 2015	April 1, 2016	March 15, 2017	—	—	—
Make-whole redemption period (2)	—	—	March 15, 2017	Jan 15, 2023	Mar 1, 2024	Dec 1, 2043

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
The indentures governing the Company's senior notes contain covenants that, among other things, limit the Company's ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, and consolidate, merge or transfer certain assets. The senior note covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at June 30, 2016. Two of the Company’s subsidiaries, Banner Pipeline Company, L.L.C. and CLR Asset Holdings, LLC, which have no material assets or operations, fully and unconditionally guarantee the senior notes on a joint and several basis. The Company’s other subsidiaries, the value of whose assets and operations are minor, do not guarantee the senior notes as of June 30, 2016.
Term Loan
In November 2015, the Company borrowed $500 million under a three-year term loan agreement, the proceeds of which were used to repay a portion of the borrowings then outstanding on the Company's revolving credit facility. The term loan matures in full on November 4, 2018 and bears interest at a variable market-based interest rate plus a margin based on the

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

terms of the borrowing and the credit ratings assigned to the Company's senior, unsecured, long-term indebtedness. The interest rate on the term loan at June 30, 2016 was 1.95%.
The term loan contains certain restrictive covenants including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.0, consistent with the covenant requirement in the Company's revolving credit facility. The Company was in compliance with the term loan covenants at June 30, 2016.
Note Payable
In February 2012, 20 Broadway Associates LLC, a 100% owned subsidiary of the Company, borrowed $22 million under a 10-year amortizing term loan secured by the Company’s corporate office building in Oklahoma City, Oklahoma. The loan bears interest at a fixed rate of 3.14% per annum. Principal and interest are payable monthly through the loan’s maturity date of February 26, 2022. Accordingly, approximately $2.2 million is reflected as a current liability under the caption “Current portion of long-term debt” in the condensed consolidated balance sheets as of June 30, 2016.
Note 7. Commitments and Contingencies
Included below is a discussion of various future commitments of the Company as of June 30, 2016. The commitments under these arrangements are not recorded in the accompanying condensed consolidated balance sheets.
Drilling commitments – As of June 30, 2016, the Company had drilling rig contracts with various terms extending to year-end 2019 to ensure rig availability in its key operating areas. Future commitments as of June 30, 2016 total approximately $319 million, of which $97 million is expected to be incurred in the remainder of 2016, $136 million in 2017, $62 million in 2018, and $24 million in 2019.
Pipeline transportation commitments – The Company has entered into firm transportation commitments to guarantee pipeline access capacity on crude oil and natural gas pipelines. The commitments, which have varying terms extending as far as 2027, require the Company to pay per-unit transportation charges regardless of the amount of pipeline capacity used. Future commitments remaining as of June 30, 2016 under the pipeline transportation arrangements amount to approximately $893 million, of which $107 million is expected to be incurred in the remainder of 2016, $207 million in 2017, $208 million in 2018, $154 million in 2019, $47 million in 2020, and $170 million thereafter.
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

vigorously defending the case. The Company will continue to assert its defenses to the case as certified as well as any future attempt to certify a money damages class.
The Company is involved in various other legal proceedings including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, personal injury claims, disputes with tax authorities and other matters. While the outcome of these legal matters cannot be predicted with certainty, the Company does not expect them to have a material effect on its financial condition, results of operations or cash flows. As of both June 30, 2016 and December 31, 2015, the Company had recorded a liability in the condensed consolidated balance sheets under the caption “Other noncurrent liabilities” of $6.1 million for various matters, none of which are believed to be individually significant.
Environmental risk – Due to the nature of the crude oil and natural gas business, the Company is exposed to possible environmental risks. The Company is not aware of any material environmental issues or claims.
Note 8. Stock-Based Compensation
The Company has granted restricted stock to employees and directors pursuant to the Continental Resources, Inc. 2013 Long-Term Incentive Plan ("2013 Plan") as discussed below. The Company’s associated compensation expense, which is included in the caption “General and administrative expenses” in the unaudited condensed consolidated statements of comprehensive income (loss), was $11.8 million and $16.2 million for the three months ended June 30, 2016 and 2015, respectively, and $21.0 million and $27.4 million for the six months ended June 30, 2016 and 2015, respectively.
In May 2013, the Company adopted the 2013 Plan and reserved 19,680,072 shares of common stock that may be issued pursuant to the plan. As of June 30, 2016, the Company had 15,177,005 shares of restricted stock available to grant to employees and directors under the 2013 Plan.
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
A summary of changes in non-vested restricted shares outstanding for the six months ended June 30, 2016 is presented below.

	Number of non-vested shares	Weighted average grant-date fair value
Non-vested restricted shares outstanding at December 31, 2015	3,249,611	$48.20
Granted	2,007,078	21.56
Vested	(1,033,278)	39.38
Forfeited	(105,835)	43.70
Non-vested restricted shares outstanding at June 30, 2016	4,117,576	$37.54
The grant date fair value of restricted stock represents the closing market price of the Company’s common stock on the date of grant. Compensation expense for a restricted stock grant is a fixed amount determined at the grant date fair value and is recognized ratably over the vesting period as services are rendered by employees and directors. There are no post-vesting restrictions related to the Company’s restricted stock. The fair value at the vesting date of restricted stock that vested during the six months ended June 30, 2016 was approximately $21.5 million. As of June 30, 2016, there was approximately $81 million of unrecognized compensation expense related to non-vested restricted stock. This expense is expected to be recognized over a weighted average period of 1.9 years.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Accumulated Other Comprehensive Loss
Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in "Accumulated other comprehensive loss" within shareholders’ equity on the condensed consolidated balance sheets. The following table summarizes the change in accumulated other comprehensive loss for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
In thousands	2016	2015	2016	2015
Beginning accumulated other comprehensive loss, net of tax	$(2,928)	$(3,490)	$(3,354)	$(385)
Foreign currency translation adjustments	25	625	451	(2,480)
Income taxes (1)	—	—	—	—
Other comprehensive income (loss), net of tax	25	625	451	(2,480)
Ending accumulated other comprehensive loss, net of tax	$(2,903)	$(2,865)	$(2,903)	$(2,865)

(1)
A valuation allowance has been recognized against deferred tax assets associated with losses generated by the Company's Canadian operations, thereby resulting in no income taxes on other comprehensive income (loss).

Note 10. Property Dispositions
In April 2016, the Company sold approximately 132,000 net acres of undeveloped leasehold acreage located in Wyoming to a third party for cash proceeds of $110.0 million. The proceeds were used to pay down a portion of outstanding borrowings on the Company's revolving credit facility. In connection with the transaction, the Company recognized a pre-tax gain of $96.9 million. The disposed properties represented an immaterial portion of the Company’s total acreage and included no production or proved reserves.
In May 2015, the Company sold certain undeveloped leasehold acreage in Oklahoma to a third party for cash proceeds of $25.9 million and recognized a pre-tax gain on the transaction of $20.5 million. The disposed properties represented an immaterial portion of the Company’s total acreage.
Note 11. Subsequent Event
On August 2, 2016, the Company entered into an agreement to sell non-strategic producing and non-producing properties in the SCOOP play in Oklahoma to a third party for cash proceeds of $281 million. The disposition is expected to close in October 2016. The properties to be disposed represent an immaterial portion of the Company’s total acreage, proved reserves, production, and revenues. The Company expects to use the sales proceeds to reduce outstanding debt.

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
Business Environment and Outlook
Commodity prices showed some signs of stabilization and recovery in the second quarter of 2016, but still remain volatile and unpredictable due to domestic and global supply and demand factors. In light of the challenges facing our industry, our primary business strategies for 2016 continue to focus on: (1) optimizing cash flows through operating efficiencies and cost reductions, (2) high-grading investments based on rates of return and opportunities to convert undeveloped acreage to acreage held by production, and (3) balancing capital spending with cash flows to minimize new borrowings and maintain ample liquidity.
2016 Highlights
Production
Production for the second quarter of 2016 averaged 219,323 Boe per day, a decrease of 5% from the first quarter of 2016 and 3% lower than the second quarter of 2015. Year to date production averaged 225,063 Boe per day, a 4% increase from the comparable 2015 period.
North Dakota Bakken production averaged 114,554 Boe per day for the second quarter of 2016, an 11% decrease from the first quarter of 2016 and 10% lower than the second quarter of 2015. Year to date, North Dakota Bakken production averaged 121,861 Boe per day, a 2% decrease from the comparable 2015 period.
SCOOP production averaged 64,669 Boe per day for the second quarter of 2016, in line with the first quarter of 2016 and 3% higher than the second quarter of 2015. Year to date, SCOOP production averaged 64,642 Boe per day, a 15% increase over the comparable 2015 period.
Combined production from STACK and Northwest Cana averaged 14,610 Boe per day for the second quarter of 2016, an increase of 31% from the first quarter of 2016 and 231% higher than the second quarter of 2015. Year to date, combined STACK and Northwest Cana production averaged 12,868 Boe per day, a 228% increase over the comparable 2015 period.
The South region comprised 38% of our total production for the 2016 second quarter compared to 34% for the 2016 first quarter and 31% for the 2015 second quarter. The South region comprised 36% of our total production for year to date 2016 compared to 30% for the comparable 2015 period.
Revenues
Crude oil and natural gas revenues for the 2016 second quarter decreased 33% compared to the 2015 second quarter driven by a 30% decrease in realized commodity prices coupled with a 5% decrease in total sales volumes.
Year to date crude oil and natural gas revenues decreased 32% from the comparable 2015 period driven by a 35% decrease in realized commodity prices, the effect of which was partially offset by a 4% increase in total sales volumes.
Average crude oil sales prices for the second quarter and year to date periods of 2016 decreased 23% and 29%, respectively, from the comparable 2015 periods.

Crude oil sales volumes for the second quarter and year to date periods of 2016 decreased 13% and 5%, respectively, from the comparable 2015 periods.
Average natural gas sales prices for the second quarter and year to date periods of 2016 decreased 43% and 46%, respectively, from the comparable 2015 periods.
Natural gas sales volumes for the second quarter and year to date periods of 2016 increased 13% and 23%, respectively, from the comparable 2015 periods.
Capital expenditures and drilling activity
Capital expenditures excluding acquisitions totaled approximately $209.4 million for the second quarter of 2016, bringing year to date 2016 non-acquisition capital expenditures to $529.3 million compared to $1.57 billion for year to date 2015.
For the second quarter of 2016 we participated in the drilling and completion of 67 gross (15 net) wells, bringing our 2016 year to date total to 161 gross (34 net) wells compared to 528 gross (184 net) wells for year to date 2015.
Our inventory of drilled but uncompleted ("DUC") wells in North Dakota totaled 156 gross (126 net) operated wells at June 30, 2016 compared to 142 gross (114 net) operated wells at March 31, 2016 and 135 gross (107 net) operated wells at December 31, 2015.
Our DUC inventory in Oklahoma totaled 44 gross (25 net) operated wells at June 30, 2016 compared to 42 gross (26 net) operated wells at March 31, 2016 and 35 gross (25 net) operated wells at December 31, 2015.
Credit facility and liquidity
At June 30, 2016, we had $16.6 million of cash and cash equivalents and approximately $1.86 billion of borrowing availability on our credit facility after considering outstanding borrowings and letters of credit. We had $885 million of outstanding borrowings on our credit facility at June 30, 2016 compared to $940 million at March 31, 2016 and $853 million at December 31, 2015. At July 31, 2016, outstanding credit facility borrowings totaled $820 million.
Property disposition
In April 2016, we sold approximately 132,000 net acres of non-core undeveloped leasehold acreage located in Wyoming to a third party for cash proceeds of $110.0 million. The proceeds were used to pay down a portion of outstanding borrowings on our revolving credit facility. In connection with the transaction we recognized a pre-tax gain of approximately $96.9 million.

Financial and operating highlights
We use a variety of financial and operating measures to assess our performance. Among these measures are:

•	Volumes of crude oil and natural gas produced,

•	Crude oil and natural gas prices realized, and

•	Per unit operating and administrative costs.
The following table contains financial and operating highlights for the periods presented. Average sales prices exclude any effect of derivative transactions. Per-unit expenses have been calculated using sales volumes.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Average daily production:
Crude oil (Bbl per day)	133,044	149,897	139,756	146,722
Natural gas (Mcf per day)	517,677	459,898	511,837	420,123
Crude oil equivalents (Boe per day)	219,323	226,547	225,063	216,742
Average sales prices:
Crude oil ($/Bbl)	$38.38	$49.84	$31.76	$44.46
Natural gas ($/Mcf)	$1.31	$2.31	$1.33	$2.48
Crude oil equivalents ($/Boe)	$26.36	$37.82	$22.73	$34.93
Crude oil sales price discount to NYMEX ($/Bbl)	$(7.21)	$(8.18)	$(7.51)	$(9.05)
Natural gas sales price discount to NYMEX ($/Mcf)	$(0.65)	$(0.33)	$(0.69)	$(0.31)
Production expenses ($/Boe)	$3.72	$4.39	$3.74	$4.70
Production taxes (% of oil and gas revenues)	7.4%	7.8%	7.5%	8.0%
DD&A ($/Boe)	$22.15	$21.68	$22.16	$21.36
Total general and administrative expenses ($/Boe) (1)	$1.82	$2.11	$1.68	$2.28
Net income (loss) (in thousands)	$(119,402)	$403	$(317,727)	$(131,568)
Diluted net income (loss) per share	$(0.32)	$—	$(0.86)	$(0.36)

(1)
Represents cash general and administrative expenses per Boe and non-cash equity compensation expenses per Boe. See Operating Costs and Expenses—General and Administrative Expenses below for the quarter and year to date periods for additional discussion of these components.

Three months ended June 30, 2016 compared to the three months ended June 30, 2015
Results of Operations
The following table presents selected financial and operating information for the periods presented.

	Three months ended June 30,
In thousands, except sales price data	2016	2015
Crude oil and natural gas sales	$525,711	$790,102
Loss on crude oil and natural gas derivatives, net	(82,257)	(4,737)
Crude oil and natural gas service operations	7,757	11,009
Total revenues	451,211	796,374
Operating costs and expenses (1)	(561,758)	(713,927)
Other expenses, net	(81,487)	(77,902)
Income (loss) before income taxes	(192,034)	4,545
(Provision) benefit for income taxes	72,632	(4,142)
Net income (loss)	$(119,402)	$403
Production volumes:
Crude oil (MBbl)	12,107	13,641
Natural gas (MMcf)	47,109	41,851
Crude oil equivalents (MBoe)	19,958	20,616
Sales volumes:
Crude oil (MBbl)	12,090	13,917
Natural gas (MMcf)	47,109	41,851
Crude oil equivalents (MBoe)	19,941	20,892
Average sales prices:
Crude oil ($/Bbl)	$38.38	$49.84
Natural gas ($/Mcf)	1.31	2.31
Crude oil equivalents ($/Boe)	26.36	37.82
(1) Net of gain on sale of assets of $96.9 million and $20.5 million for the three months ended June 30, 2016 and 2015, respectively.
Production
The following tables reflect our production by product and region for the periods presented.

	Three months ended June 30,				Volume increase (decrease)	Volume percent increase (decrease)
	2016		2015
	Volume	Percent	Volume	Percent
Crude oil (MBbl)	12,107	61%	13,641	66%	(1,534)	(11%)
Natural gas (MMcf)	47,109	39%	41,851	34%	5,258	13%
Total (MBoe)	19,958	100%	20,616	100%	(658)	(3%)

	Three months ended June 30,				Volume increase (decrease)	Volume percent increase (decrease)
	2016		2015
	MBoe	Percent	MBoe	Percent
North Region	12,448	62%	14,150	69%	(1,702)	(12%)
South Region	7,510	38%	6,466	31%	1,044	16%
Total	19,958	100%	20,616	100%	(658)	(3%)
The 11% decrease in crude oil production for the second quarter was driven by decreased production from our properties in North Dakota Bakken, Montana Bakken and the Red River units due to a combination of natural declines in production and reduced drilling and completion activities in those areas. North Dakota Bakken crude oil production decreased 1,377 MBbls, or 14%, and Montana Bakken production decreased 242 MBbls, or 24%, while production in the Red River units decreased 145 MBbls, or 13%, over the prior year second quarter. These decreases were partially offset by an increase of 281

MBbls in crude oil production from our STACK/Northwest Cana properties due to additional wells being completed and producing resulting from a shift in our well completion activities away from the Bakken to higher rate-of-return areas in Oklahoma.
The 13% increase in natural gas production for the second quarter was driven by increased production from our properties in the STACK, Northwest Cana and SCOOP plays due to additional wells being completed and producing subsequent to June 30, 2015. Natural gas production in STACK/Northwest Cana increased 3,881 MMcf, or 173%, and SCOOP production increased 1,042 MMcf, or 4%, over the prior year second quarter. Additionally, North Dakota Bakken natural gas production increased 990 MMcf, or 8%, due to an increase in gas capture from non-operated properties and resulting increase in volumes produced and delivered to market. These increases were partially offset by decreases in production from various areas in our North and South regions primarily due to natural declines in production.
The increase in natural gas production as a percentage of our total production from 34% in the second quarter of 2015 to 39% in the second quarter of 2016 primarily resulted from significant increases in STACK, Northwest Cana and SCOOP production over the past year due to the aforementioned shift in our well completion activities away from the Bakken to higher rate-of-return areas in Oklahoma. Our properties in STACK, Northwest Cana and SCOOP typically produce a higher concentration of liquids-rich natural gas compared to oil-weighted properties in the Bakken. For the remainder of 2016, we expect to continue focusing our well completion activities on our Oklahoma properties. Accordingly, we expect our natural gas production may increase to approximately 40% of our total production for the full year of 2016. As crude oil prices recover, we expect to increase our completion activities in the Bakken and shift our production back to a higher proportion of crude oil.
Revenues
Our revenues primarily consist of sales of crude oil and natural gas and gains and losses resulting from changes in the fair value of our crude oil and natural gas derivative instruments.
Crude Oil and Natural Gas Sales. Crude oil and natural gas sales for the second quarter of 2016 were $525.7 million, a 33% decrease from sales of $790.1 million for the 2015 second quarter due to decreases in commodity prices and sales volumes.
Our crude oil sales prices averaged $38.38 per barrel in the 2016 second quarter, a decrease of 23% compared to $49.84 for the 2015 second quarter due to lower crude oil market prices. The differential between NYMEX West Texas Intermediate ("WTI") calendar month crude oil prices and our realized crude oil prices averaged $7.21 per barrel for the 2016 second quarter compared to $8.18 for the 2015 second quarter. The improved differential was due to increased use of pipeline transportation to move our North region crude oil to market with less dependence on more costly rail transportation, along with significant growth in our South region production which typically has lower transportation costs compared to the Bakken due to its relatively close proximity to regional refineries and the crude oil trading hub in Cushing, Oklahoma.
Our natural gas sales prices averaged $1.31 per Mcf for the 2016 second quarter, a 43% decrease compared to $2.31 per Mcf for the 2015 second quarter due to lower market prices for natural gas and natural gas liquids (“NGLs”) along with the amendment of certain natural gas sales agreements in 2016. The majority of our natural gas production is sold at our lease locations to midstream purchasers with price realizations impacted by the volume and value of NGLs that purchasers extract from our sales stream. The difference between our realized natural gas sales prices and NYMEX Henry Hub calendar month natural gas prices was a discount of $0.65 per Mcf for the 2016 second quarter compared to a discount of $0.33 per Mcf for the 2015 second quarter. NGL prices remained depressed in the 2016 second quarter in conjunction with low crude oil prices, which, along with our amended natural gas sales agreements, reduced the value of our natural gas sales stream and unfavorably impacted the difference between our realized prices and Henry Hub benchmark pricing. If NGL prices do not recover from current levels, the prices we receive for the sale of our natural gas stream for the remainder of 2016 may continue to be lower than Henry Hub benchmark prices.
Commodity prices showed some signs of stabilization and recovery in the second quarter of 2016, but still remain volatile and we are unable to predict the impact future price changes may have on our full year 2016 revenues and differentials.
For the second quarter of 2016, our crude oil sales volumes decreased 13% from the comparable 2015 period, while our natural gas sales volumes increased 13%, reflecting the shift in our well completion activities away from oil-weighted properties in the Bakken to areas in Oklahoma with higher concentrations of liquids-rich natural gas.
Derivatives. Changes in natural gas prices during the second quarter of 2016 had an unfavorable impact on the fair value of our natural gas derivatives, which resulted in negative revenue adjustments of $82.3 million for the period, representing $121.0 million of non-cash losses on derivatives partially offset by $38.7 million of cash gains. Our revenues may continue to be significantly impacted, either positively or negatively, by changes in the fair value of our derivative instruments as a result of volatility in natural gas prices.

Operating Costs and Expenses
Production Expenses. Production expenses decreased $17.6 million, or 19%, from $91.7 million for the second quarter of 2015 to $74.1 million for the second quarter of 2016. Production expenses on a per-Boe basis decreased to $3.72 for the 2016 second quarter compared to $4.39 for the 2015 second quarter. These decreases primarily resulted from curtailed spending and reduced service costs being realized in response to depressed commodity prices, increased availability and use of water gathering and recycling facilities over the prior year period, and a higher portion of our production coming from natural gas wells in Oklahoma which typically have lower operating costs compared to crude oil wells in the Bakken.
Production Taxes and Other Expenses. Production taxes and other expenses decreased $22.4 million, or 36%, to $39.1 million for the second quarter of 2016 compared to $61.5 million for the second quarter of 2015 primarily due to lower crude oil and natural gas revenues resulting from decreases in commodity prices over the prior year period. Production taxes are generally based on the wellhead values of production and vary by state. Production taxes as a percentage of crude oil and natural gas revenues were 7.4% for the second quarter of 2016 compared to 7.8% for the second quarter of 2015, the decrease of which resulted from significant growth over the past year in our STACK, Northwest Cana and SCOOP operations and resulting increase in revenues coming from Oklahoma, which has lower production tax rates compared to North Dakota. We expect our average production tax rate for the remainder of 2016 will continue to trend lower than 2015 levels as our operations in Oklahoma continue to grow in significance and given the passing of legislation in North Dakota in 2015 that decreased the combined production tax rate from 11.5% to 10.0% of crude oil revenues in North Dakota effective January 1, 2016.
Exploration Expenses. Exploration expenses consist primarily of dry hole costs and exploratory geological and geophysical costs that are expensed as incurred. The following table shows the components of exploration expenses for the periods presented.

	Three months ended June 30,
In thousands	2016	2015
Geological and geophysical costs	$1,468	$109
Exploratory dry hole costs	206	—
Exploration expenses	$1,674	$109
The increase in geological and geophysical expenses in the 2016 second quarter was due to changes in the timing and amount of costs incurred by the Company and billed to joint interest owners between periods.
Depreciation, Depletion, Amortization and Accretion (“DD&A”). Total DD&A decreased $11.2 million, or 2%, to $441.8 million for the second quarter of 2016 compared to $453.0 million for the second quarter of 2015 primarily due to a 5% decrease in total sales volumes. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Three months ended June 30,
$/Boe	2016	2015
Crude oil and natural gas	$21.69	$21.32
Other equipment	0.38	0.31
Asset retirement obligation accretion	0.08	0.05
Depreciation, depletion, amortization and accretion	$22.15	$21.68
Estimated proved reserves are a key component in our computation of DD&A expense. Holding all other factors constant, if proved reserves are revised downward, the rate at which we record DD&A expense would increase. Downward revisions of proved reserves in 2016 prompted by depressed commodity prices contributed to an increase in our DD&A rate for crude oil and natural gas properties in the second quarter of 2016 compared to the prior year period. If commodity prices decline further, additional downward revisions of proved reserves may occur in the future, which may be significant and would result in an increase in our DD&A rate. We are unable to predict the timing and amount of future reserve revisions or the impact such revisions may have on our future DD&A rate.
Property Impairments. Total property impairments decreased $10.8 million, or 14%, to $66.1 million for the 2016 second quarter compared to $76.9 million for the 2015 second quarter. There were no proved property impairments recognized in the second quarter of 2016 compared to $5.0 million of such impairments in the second quarter of 2015. This decrease resulted from differences in the timing and severity of commodity price declines and resulting impact on fair value assessments and impairments between periods. As a result of the impairments and DD&A recognized to date coupled with an improvement in commodity prices in June 2016, our proved properties are carried at values that did not exceed estimated future net cash flows at June 30, 2016 and required no impairment during the 2016 second quarter.

Estimated reserves are a key component in assessing proved properties for impairment. If commodity prices decline further, downward revisions of reserves may be significant in the future and could result in impairments of proved properties in the remainder of 2016. We are unable to predict the timing and amount of future reserve revisions or the impact such revisions may have on future impairments, if any.
Impairments of non-producing properties decreased $5.7 million, or 8%, to $66.1 million for the 2016 second quarter compared to $71.8 million for the 2015 second quarter. The decrease was due to a lower balance of unamortized leasehold costs in the current year due in part to reduced land capital expenditures along with changes in the timing and magnitude of amortization of undeveloped leasehold costs between periods resulting from changes in the Company's estimates of undeveloped properties not expected to be developed before lease expiration.
General and Administrative ("G&A") Expenses. Total G&A expenses decreased $7.9 million, or 18%, to $36.2 million for the second quarter of 2016 from $44.2 million for second quarter of 2015. Total G&A expenses include non-cash charges for equity compensation of $11.8 million and $16.2 million for the second quarters of 2016 and 2015, respectively. G&A expenses other than equity compensation totaled $24.4 million for the 2016 second quarter, a decrease of $3.6 million, or 13%, compared to the 2015 second quarter.
The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Three months ended June 30,
$/Boe	2016	2015
General and administrative expenses	$1.22	$1.34
Non-cash equity compensation	0.60	0.77
Total general and administrative expenses	$1.82	$2.11
The decrease in G&A expenses other than equity compensation was primarily due to a reduction in employee related costs and other efforts to reduce spending in response to depressed commodity prices. The decrease in equity compensation expense was primarily due to an increase in the estimated rate of forfeitures of unvested restricted stock based on historical experience, which resulted in lower recognition of expense in 2016.
Interest Expense. Interest expense increased $3.5 million, or 4%, to $81.9 million for the second quarter of 2016 compared to $78.4 million for the second quarter of 2015 due to an increase in our weighted average outstanding long-term debt obligations and higher borrowing costs incurred on our credit facility and three-year term loan resulting from downgrades of our credit rating in February 2016. Our weighted average outstanding long-term debt balance for the 2016 second quarter was approximately $7.3 billion with a weighted average interest rate of 4.3% compared to averages of $7.1 billion and 4.3% for the 2015 second quarter. The increase in outstanding debt resulted from borrowings incurred subsequent to June 30, 2015 to fund our capital spending.
Income Taxes. We recorded an income tax benefit for the second quarter of 2016 of $72.6 million compared to income tax expense of $4.1 million for the second quarter of 2015, resulting in effective tax rates of approximately 38% and 91%, respectively, after taking into account permanent taxable differences and valuation allowances. For the second quarters of 2016 and 2015, we provided for income taxes at a combined federal and state tax rate of 38% of pre-tax income (loss) generated by our operations in the United States. Our effective tax rate for the 2015 second quarter was increased by a $1.3 million valuation allowance recognized against deferred tax assets associated with $6.4 million of operating loss carryforwards generated by our Canadian subsidiary in the 2015 second quarter for which we do not believe we will realize a benefit.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015
Results of Operations
The following table presents selected financial and operating information for the periods presented.

	Six months ended June 30,
In thousands, except sales price data	2016	2015
Crude oil and natural gas sales	$929,302	$1,372,694
Gain (loss) on crude oil and natural gas derivatives, net	(40,145)	28,018
Crude oil and natural gas service operations	15,227	21,306
Total revenues	904,384	1,422,018
Operating costs and expenses (1)	(1,254,033)	(1,450,847)
Other expenses, net	(162,056)	(152,619)
Loss before income taxes	(511,705)	(181,448)
Benefit for income taxes	193,978	49,880
Net loss	$(317,727)	$(131,568)
Production volumes:
Crude oil (MBbl)	25,436	26,557
Natural gas (MMcf)	93,154	76,043
Crude oil equivalents (MBoe)	40,961	39,231
Sales volumes:
Crude oil (MBbl)	25,356	26,628
Natural gas (MMcf)	93,154	76,043
Crude oil equivalents (MBoe)	40,882	39,301
Average sales prices:
Crude oil ($/Bbl)	$31.76	$44.46
Natural gas ($/Mcf)	1.33	2.48
Crude oil equivalents ($/Boe)	22.73	34.93
(1) Net of gain on sale of assets of $97.0 million and $22.6 million for the six months ended June 30, 2016 and 2015, respectively.
Production
The following tables reflect our production by product and region for the periods presented.

	Six months ended June 30,				Volume increase (decrease)	Volume percent increase (decrease)
	2016		2015
	Volume	Percent	Volume	Percent
Crude oil (MBbl)	25,436	62%	26,557	68%	(1,121)	(4%)
Natural gas (MMcf)	93,154	38%	76,043	32%	17,111	23%
Total (MBoe)	40,961	100%	39,231	100%	1,730	4%

	Six months ended June 30,				Volume increase (decrease)	Volume percent increase (decrease)
	2016		2015
	MBoe	Percent	MBoe	Percent
North Region	26,240	64%	27,576	70%	(1,336)	(5%)
South Region	14,721	36%	11,655	30%	3,066	26%
Total	40,961	100%	39,231	100%	1,730	4%
The 4% decrease in crude oil production for year to date 2016 was driven by decreased production from our properties in North Dakota Bakken, Montana Bakken and the Red River units due to a combination of natural declines in production and reduced drilling and completion activities in those areas. North Dakota Bakken crude oil production decreased 1,001 MBbls, or 5%, and Montana Bakken production decreased 607 MBbls, or 28%, while production in the Red River units decreased 275 MBbls, or 13%, over the prior year period. These decreases were partially offset by increases in production from our properties in the STACK/Northwest Cana and SCOOP plays which increased 503 MBbls and 378 MBbls, respectively, due to additional wells being completed and producing resulting from a shift in our well completion activities away from the Bakken to higher rate-of-return areas in Oklahoma.
The 23% increase in natural gas production for year to date 2016 was driven by increased production from our properties in the STACK/Northwest Cana and SCOOP plays due to additional wells being completed and producing subsequent to June 30, 2015. Natural gas production in STACK/Northwest Cana increased 6,771 MMcf, or 173%, and SCOOP production increased 7,236 MMcf, or 17%, over the prior year period. Additionally, North Dakota Bakken production increased 3,942 MMcf, or 17%, due to an increase in gas capture from non-operated properties and resulting increase in volumes produced and delivered to market. These increases were partially offset by decreases in production from various areas in our North and South regions primarily due to natural declines in production.
Our reduction in capital spending and deferral of certain well completion activities has adversely impacted our rate of production and our 4% growth in total production realized for year to date 2016 compared to year to date 2015 is not expected to be sustained for the remainder of 2016. We expect our rate of production to slow for the remainder of 2016 and may average between 210,000 and 220,000 Boe per day for the full year of 2016 compared to average daily production of 221,715 Boe per day for full year 2015.
Revenues
Crude Oil and Natural Gas Sales. Crude oil and natural gas sales for year to date 2016 were $929.3 million, a 32% decrease from sales of $1.37 billion for the same period in 2015 due to a significant decrease in commodity prices partially offset by an increase in total sales volumes.
Our crude oil sales prices averaged $31.76 per barrel for year to date 2016, a decrease of 29% compared to $44.46 for year to date 2015 due to lower crude oil market prices. The differential between NYMEX WTI calendar month average crude oil prices and our realized crude oil price per barrel for year to date 2016 was $7.51 per barrel compared to $9.05 for year to date 2015. The improved differential was due to increased use of pipeline transportation to move our North region crude oil to market with less dependence on more costly rail transportation, along with significant growth in our South region production which typically has lower transportation costs compared to the Bakken due to its relatively close proximity to regional refineries and the crude oil trading hub in Cushing, Oklahoma.
Our natural gas sales prices averaged $1.33 per Mcf for year to date 2016, a 46% decrease compared to $2.48 for year to date 2015 due to lower market prices for natural gas and NGLs along with the amendment of certain natural gas sales agreements in 2016. The difference between our realized natural gas sales prices and NYMEX Henry Hub calendar month natural gas prices was a discount of $0.69 per Mcf for year to date 2016 compared to a discount of $0.31 per Mcf for the comparable 2015 period. NGL prices in the first half of 2016 remained depressed in conjunction with low crude oil prices, which, along with our amended natural gas sales agreements, reduced the value of our natural gas sales stream and unfavorably impacted the difference between our realized prices and Henry Hub benchmark pricing. If NGL prices do not recover from current levels, the prices we receive for the sale of our natural gas stream for the remainder of 2016 may continue to be lower than Henry Hub benchmark prices.
For year to date 2016, our crude oil sales volumes decreased 5% from the comparable 2015 period, while our natural gas sales volumes increased 23%, reflecting the shift in our well completion activities away from oil-weighted properties in the Bakken to areas in Oklahoma with higher concentrations of liquids-rich natural gas.
At various times we have stored crude oil due to pipeline line fill requirements, low commodity prices, or marketing disruptions or we have sold crude oil from inventory. These actions result in differences between produced and sold crude oil volumes and caused crude oil sales volumes to be lower than crude oil production by 80 MBbls for year to date 2016.
Derivatives. Changes in natural gas prices during the six months ended June 30, 2016 had an unfavorable impact on the fair value of our natural gas derivatives, which resulted in negative revenue adjustments of $40.1 million for the period, representing $118.1 million of non-cash losses on derivatives partially offset by $78.0 million of cash gains.
Operating Costs and Expenses
Production Expenses. Production expenses decreased $32.0 million, or 17%, from $184.7 million for year to date 2015 to $152.7 million for year to date 2016. Production expenses on a per-Boe basis decreased to $3.74 for year to date 2016 compared to $4.70 for the comparable 2015 period. These decreases primarily resulted from curtailed spending and reduced service costs being realized in response to depressed commodity prices, increased availability and use of water gathering and recycling facilities over the prior year period, and a higher portion of our production coming from natural gas wells in Oklahoma which typically have lower operating costs compared to crude oil wells in the Bakken.

Production Taxes and Other Expenses. Production taxes and other expenses decreased $40.3 million, or 37%, to $69.6 million for year to date 2016 compared to $109.9 million for year to date 2015 primarily due to lower crude oil and natural gas revenues resulting from decreases in commodity prices over the prior year period. Production taxes as a percentage of crude oil and natural gas revenues were 7.5% for year to date 2016 compared to 8.0% for year to date 2015, the decrease of which resulted from significant growth over the past year in our STACK, Northwest Cana and SCOOP operations and resulting increase in revenues coming from Oklahoma, which has lower production tax rates compared to North Dakota. We expect our average production tax rate for the remainder of 2016 will continue to trend lower than 2015 levels as our operations in Oklahoma continue to grow in significance and given the passing of legislation in North Dakota in 2015 that decreased the combined production tax rate from 11.5% to 10.0% of crude oil revenues in North Dakota effective January 1, 2016.
Exploration Expenses. The following table shows the components of exploration expenses for the periods presented.

	Six months ended June 30,
In thousands	2016	2015
Geological and geophysical costs	$4,533	$6,446
Exploratory dry hole costs	206	8,003
Exploration expenses	$4,739	$14,449
The decrease in geological and geophysical expenses in 2016 was due to changes in the timing and amount of costs incurred by the Company and billed to joint interest owners between periods.
Dry hole costs incurred in 2015 primarily reflect costs associated with an unsuccessful well in a prospect in our North region. There have been no significant dry hole costs incurred in 2016.
Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $66.3 million, or 8%, to $905.8 million for year to date 2016 compared to $839.5 million for the comparable period in 2015 primarily due to a 4% increase in total sales volumes. The following table shows the components of our DD&A on a unit of sales basis.

	Six months ended June 30,
$/Boe	2016	2015
Crude oil and natural gas	$21.71	$20.98
Other equipment	0.37	0.32
Asset retirement obligation accretion	0.08	0.06
Depreciation, depletion, amortization and accretion	$22.16	$21.36
The increase in our DD&A rate for crude oil and natural gas properties in the current period resulted from downward revisions of proved reserves at year-end 2015 and in 2016 prompted by depressed commodity prices. If commodity prices decline further, additional downward revisions of proved reserves may occur in the future, which may be significant and would result in an increase in our DD&A rate. We are unable to predict the timing and amount of future reserve revisions or the impact such revisions may have on our future DD&A rate.
Property Impairments. Total property impairments decreased $79.4 million, or 35%, to $145.0 million for year to date 2016 compared to $224.4 million for year to date 2015 primarily due to a decrease in proved property impairments. There were no proved property impairments recognized for year to date 2016 compared to $75.0 million of such impairments for year to date 2015. This decrease resulted from differences in the timing and severity of commodity price declines and resulting impact on fair value assessments and impairments between periods. The prolonged decrease in commodity prices in 2015 triggered significant impairments of proved properties throughout 2015. As a result of the impairments and DD&A recognized to date coupled with an improvement in commodity prices in June 2016, our proved properties are carried at values that did not exceed estimated future net cash flows at June 30, 2016 and required no impairment during the six month period.
If commodity prices decline further, downward revisions of reserves may be significant in the future and could result in impairments of proved properties in the remainder of 2016. We are unable to predict the timing and amount of future reserve revisions or the impact such revisions may have on future impairments, if any.
General and Administrative Expenses. Total G&A expenses decreased $20.9 million, or 23%, to $68.7 million for year to date 2016 from $89.6 million for the comparable period in 2015. Total G&A expenses include non-cash charges for equity compensation of $21.0 million and $27.4 million for year to date 2016 and year to date 2015, respectively. G&A expenses other than equity compensation totaled $47.7 million for year to date 2016, a decrease of $14.5 million, or 23%, compared to the comparable 2015 period.

The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Six months ended June 30,
$/Boe	2016	2015
General and administrative expenses	$1.16	$1.58
Non-cash equity compensation	0.52	0.70
Total general and administrative expenses	$1.68	$2.28
The decrease in G&A expenses other than equity compensation was primarily due to a reduction in employee related costs and other efforts to reduce spending in response to depressed commodity prices. The decrease in equity compensation expense was primarily due to an increase in the estimated rate of forfeitures of unvested restricted stock based on historical experience, which resulted in lower recognition of expense in 2016.
Interest Expense. Year to date interest expense increased $9.4 million, or 6%, to $162.9 million compared to $153.5 million for the comparable 2015 period due to an increase in our weighted average outstanding long-term debt obligations and higher borrowing costs incurred on our credit facility and three-year term loan resulting from downgrades of our credit rating in February 2016. Our weighted average outstanding long-term debt balance for year to date 2016 was approximately $7.2 billion with a weighted average interest rate of 4.3% compared to averages of $6.7 billion and 4.5% for the comparable period in 2015. The increase in outstanding debt resulted from borrowings incurred subsequent to June 30, 2015 to fund our capital spending.
Income Taxes. We recorded an income tax benefit for the six months ended June 30, 2016 of $194.0 million compared to a benefit of $49.9 million for the prior year period, resulting in effective tax rates of approximately 38% and 27%, respectively, after taking into account permanent taxable differences and valuation allowances. For year to date 2016 and 2015, we provided for income taxes at a combined federal and state tax rate of 38% of pre-tax losses generated by our operations in the United States. Our 2015 effective tax rate was reduced by a $12.4 million valuation allowance recognized against deferred tax assets associated with $50.2 million of operating loss carryforwards generated by our Canadian subsidiary in the first half of 2015 for which we do not believe we will realize a benefit.
Liquidity and Capital Resources
Our primary sources of liquidity have historically been cash flows generated from operating activities, financing provided by our revolving credit facility and the issuance of debt and equity securities. At June 30, 2016, we had $16.6 million of cash and cash equivalents and approximately $1.86 billion of borrowing availability on our revolving credit facility after considering outstanding borrowings and letters of credit. We are focused on balancing our 2016 capital spending with cash flows in order to minimize new borrowings and maintain ample liquidity. At July 31, 2016, outstanding borrowings totaled $820 million with approximately $1.93 billion of borrowing availability on our credit facility after considering outstanding borrowings and letters of credit.
Based on our 2016 capital expenditure budget, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our revolving credit facility, three-year term loan, and senior note indentures for at least the next 12 months. Further, we expect to meet in the ordinary course of business other contractual cash commitments to third parties as of June 30, 2016, including those described in Note 7. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements, recognizing we may be required to meet such commitments even if our business plan assumptions were to change.
Cash Flows
Cash flows from operating activities
Our net cash provided by operating activities was $497.7 million and $916.8 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in operating cash flows was primarily due to lower crude oil and natural gas revenues driven by lower realized commodity prices, partially offset by lower production expenses, production taxes, and general and administrative expenses and an increase in cash gains on matured natural gas derivatives.
If the commodity price environment existing in the second quarter of 2016 persists or worsens and our rate of production continues to slow, we expect our operating cash flows for the remainder of 2016 will continue to be lower than 2015 levels, the extent of which is uncertain due to the unpredictable nature of commodity prices.

Cash flows used in investing activities
During the six months ended June 30, 2016 and 2015, we had cash flows used in investing activities (excluding proceeds from asset sales) of $630.0 million and $2.0 billion, respectively, related to our capital program, inclusive of dry hole costs and property acquisitions. Property acquisitions totaled $14.3 million and $43.2 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in capital spending was driven by a decrease in our capital budget and related drilling activity for 2016. Our cash capital expenditures for 2016 include the payment of amounts owed at December 31, 2015 in connection with our 2015 drilling program and associated $86.5 million decrease in accruals for capital expenditures for the six months ended June 30, 2016.
The use of cash for capital expenditures during the six months ended June 30, 2016 was partially offset by $112.2 million of proceeds received from asset dispositions primarily related to the April 2016 sale of non-core undeveloped leasehold acreage in Wyoming for proceeds of $110.0 million.
We expect our capital spending for the remainder of 2016 will continue to be lower than 2015 levels due to the significant decrease in our budgeted capital spending to $920 million for 2016, a reduction of 63% compared to $2.5 billion of capital spending in 2015.
Cash flows from financing activities
Net cash provided by financing activities for the six months ended June 30, 2016 was $25.2 million primarily resulting from net borrowings of $32 million on our revolving credit facility during the period. The net increase in borrowings was comprised of $87 million of net borrowings in the 2016 first quarter partially offset by $55 million of net repayments in the 2016 second quarter. The second quarter net repayments resulted from a $110.0 million reduction of credit facility debt using proceeds from the sale of undeveloped leasehold acreage in Wyoming in April 2016, partially offset by additional borrowings during the quarter.
Net cash provided by financing activities for the six months ended June 30, 2015 was $1.05 billion primarily resulting from $1.06 billion of net borrowings on our revolving credit facility during that period.
We are seeking to generally balance our 2016 capital expenditures with cash flows to minimize new borrowings in 2016.
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
Our 2016 capital expenditures budget has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. If cash flows are materially impacted by declines in commodity prices, we have the ability to reduce our capital expenditures or utilize the availability of our revolving credit facility if needed to fund our operations. We may choose to access the capital markets for additional financing or capital to take advantage of business opportunities that may arise if such financing can be arranged on favorable terms. Additionally, we may choose to sell assets or enter into strategic joint development opportunities in order to obtain funding for our operations and capital program.
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

Revolving credit facility
We have an unsecured revolving credit facility, maturing on May 16, 2019, with aggregate lender commitments totaling $2.75 billion, which may be increased up to a total of $4.0 billion upon agreement between the Company and participating lenders. The commitments are from a syndicate of 17 banks and financial institutions. We believe each member of the current syndicate has the capability to fund its commitment. As of July 31, 2016, we had approximately $1.93 billion of borrowing availability on our credit facility after considering outstanding borrowings and letters of credit. Borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to our senior, unsecured, long-term indebtedness.
The commitments under our revolving credit facility are not dependent on a borrowing base calculation subject to periodic redetermination based on changes in commodity prices and proved reserves. Additionally, downgrades or other negative rating actions with respect to our credit rating, such as the downgrades by Standard & Poor's Ratings Services ("S&P") and Moody's Investor Services, Inc. ("Moody's") that occurred in February 2016 in response to weakened oil and gas industry conditions, do not trigger a reduction in our current credit facility commitments, nor do such actions trigger a security requirement or change in covenants. The downgrades of our credit rating did, however, trigger a 0.250% increase in our credit facility's interest rate and a 0.075% increase in the rate of commitment fees paid on unused borrowing availability under our credit facility.
Our revolving credit facility contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, incur liens, engage in sale and leaseback transactions, and merge, consolidate or sell all or substantially all of our assets. Our credit facility also contains a requirement that we maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by the sum of net debt plus total shareholders' equity plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014.
We were in compliance with our revolving credit facility covenants at June 30, 2016 and expect to maintain compliance for at least the next 12 months. At June 30, 2016, our consolidated net debt to total capitalization ratio, as defined in our revolving credit facility as amended, was 0.59 to 1.00. As we continue to focus on balancing our 2016 capital spending with cash flows to minimize new borrowings, we do not believe the revolving credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing to a material extent if needed to support our business. At June 30, 2016, our total debt would have needed to independently increase by approximately $2.2 billion, or 31%, above existing levels at that date (with no corresponding increase in cash or reduction in refinanced debt) to reach the maximum covenant ratio of 0.65 to 1.00. Alternatively, our total shareholders' equity would have needed to independently decrease by approximately $1.2 billion (excluding the after-tax impact of any non-cash impairment charges), or 27% below existing levels at June 30, 2016 to reach the maximum covenant ratio. These independent point-in-time sensitivities do not take into account other factors that could arise to mitigate the impact of changes in debt and equity on our consolidated net debt to total capitalization ratio, such as disposing of assets or exploring alternative sources of capitalization.
Joint development agreement funding
In September 2014, we entered into an agreement with a U.S. subsidiary of SK E&S Co. Ltd ("SK") of South Korea to jointly develop a significant portion of the Company's Northwest Cana natural gas properties. Pursuant to the agreement SK will fund, or carry, 50% of our drilling and completion costs attributable to an area of mutual interest within our Northwest Cana properties until approximately $270 million has been expended by SK on our behalf. As of June 30, 2016, approximately $175 million of the carry to be expended by SK on our behalf had yet to be realized and is expected to be realized through 2019.
Proceeds from pending sale of assets
On August 2, 2016, we entered into an agreement to sell non-strategic producing and non-producing properties in the SCOOP play in Oklahoma to a third party for cash proceeds of $281 million. The disposition is expected to close in October 2016. We expect to use the sales proceeds to reduce outstanding debt.

Future Capital Requirements
Senior notes
Our long-term debt includes outstanding senior note obligations totaling $5.8 billion at June 30, 2016. We have no near-term senior note maturities, with our earliest scheduled maturity being our $200 million of 2020 Notes due in October 2020. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 6. Long-Term Debt in Notes to Unaudited Condensed Consolidated Financial Statements.
We were in compliance with our senior note covenants at June 30, 2016 and expect to maintain compliance for at least the next 12 months. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt, such as the downgrades by S&P and Moody's that occurred in February 2016, do not trigger additional senior note covenants.
Two of our subsidiaries, Banner Pipeline Company, L.L.C. and CLR Asset Holdings, LLC, which have no material assets or operations, fully and unconditionally guarantee the senior notes on a joint and several basis. Our other subsidiaries, the value of whose assets and operations are minor, do not guarantee the senior notes as of June 30, 2016.
Term loan
We have a $500 million unsecured term loan that matures in full in November 2018 and bears interest at variable market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company's senior, unsecured, long-term indebtedness. Downgrades or other negative rating actions with respect to our credit rating, such as the S&P and Moody's downgrades that occurred in February 2016, do not trigger a security requirement or change in covenants for the term loan. The February 2016 downgrades of our credit rating did, however, trigger a 0.125% increase in our term loan's interest rate. The interest rate on the term loan was 1.95% at June 30, 2016.
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
For the six months ended June 30, 2016, we invested approximately $529.3 million in our capital program, excluding $14.3 million of unbudgeted acquisitions, excluding $86.5 million of capital costs associated with decreased accruals for capital expenditures, and including $0.1 million of seismic costs. Our 2016 year to date capital expenditures were allocated as follows by quarter:

In millions	1Q 2016	2Q 2016	YTD 2016
Exploration and development drilling	$290.0	$179.6	$469.6
Land costs	19.9	18.8	38.7
Capital facilities, workovers and other corporate assets	9.9	11.0	20.9
Seismic	0.1	—	0.1
Capital expenditures, excluding acquisitions	319.9	209.4	529.3
Acquisitions of producing properties	—	—	—
Acquisitions of non-producing properties	4.4	9.9	14.3
Total acquisitions	4.4	9.9	14.3
Total capital expenditures	$324.3	$219.3	$543.6

Our non-acquisition capital spending budget for 2016 has been set based on an expectation of available cash flows and is designed to target capital expenditures and cash flows being relatively balanced for 2016 at an assumed average WTI benchmark crude oil price of approximately $37 per barrel for the year, with any cash flow deficiencies being funded by borrowings under our revolving credit facility. Over the six months ended June 30, 2016, WTI crude oil benchmark prices have averaged approximately $40 per barrel.
The actual amount and timing of our capital expenditures may differ materially from our budget as a result of, among other things, access to capital, available cash flows, unbudgeted acquisitions, actual drilling results, the availability of drilling rigs and other services and equipment, the availability of transportation capacity, changes in commodity prices, and regulatory, technological and competitive developments. We monitor our capital spending closely based on actual and projected cash flows and may continue to scale back our spending should commodity prices decrease from current levels. Conversely, an increase in commodity prices could result in increased capital expenditures. We expect to continue participating as a buyer of properties when and if we have the ability to increase our position in strategic plays at competitive terms.
Commitments
Refer to Note 7. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain future commitments of the Company as of June 30, 2016. We believe our cash flows from operations, our remaining cash balance, and amounts available under our revolving credit facility will be sufficient to satisfy our commitments.
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
Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for crude oil and natural gas has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index prices. Based on our average daily production for the six months ended June 30, 2016, and excluding any effect of our derivative instruments in place, our annual revenue would increase or decrease by approximately $510 million for each $10.00 per barrel change in crude oil prices at June 30, 2016 and $187 million for each $1.00 per Mcf change in natural gas prices at June 30, 2016.
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
Changes in natural gas prices during the six months ended June 30, 2016 had an overall unfavorable impact on the fair value of our derivative instruments. For the six months ended June 30, 2016, we recognized cash gains on natural gas derivatives of $78.0 million which were more than offset by non-cash mark-to-market losses on natural gas derivatives of $118.1 million.

The fair value of our natural gas derivative instruments at June 30, 2016 was a net liability of $16.9 million. An assumed increase in the forward prices used in the June 30, 2016 valuation of our natural gas derivatives of $1.00 per MMBtu would increase our natural gas derivative liability to approximately $161 million at June 30, 2016. Conversely, an assumed decrease in forward prices of $1.00 per MMBtu would change our natural gas derivative valuation to a net asset of approximately $120 million at June 30, 2016.
Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our crude oil and natural gas production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($385 million in receivables at June 30, 2016), our joint interest receivables ($261 million at June 30, 2016), and counterparty credit risk associated with our derivative instrument receivables ($20 million at June 30, 2016).
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
Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $85 million at June 30, 2016, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on our co-owners interest in the well to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.
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
We had an aggregate of $1.32 billion of variable rate borrowings outstanding on our revolving credit facility and three-year term loan at July 31, 2016. The impact of a 0.25% increase in interest rates on this amount of debt would result in increased interest expense of approximately $3.3 million per year and a $2.0 million decrease in net income per year.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of June 30, 2016 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2016, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers – The following table provides information about purchases of shares of our common stock during the three months ended June 30, 2016:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2016 to April 30, 2016	—	—	—	—
May 1, 2016 to May 31, 2016	14,913	$40.16	—	—
June 1, 2016 to June 30, 2016	1,102	44.50	—	—
Total	16,015	$40.46	—	—

(1)
In connection with restricted stock grants under the Company's 2013 Long-Term Incentive Plan, we adopted a policy that enables employees to surrender shares to cover their tax liability. Shares indicated as having been purchased in the table above represent shares surrendered by employees to cover tax liabilities. We paid the associated taxes to the applicable taxing authorities.

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

CONTINENTAL RESOURCES, INC.

Date:	August 3, 2016	By:	/s/ John D. Hart
John D. Hart
Sr. Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Index to Exhibits

3.1
Conformed version of Third Amended and Restated Certificate of Incorporation of Continental Resources, Inc. as amended by amendment filed on June 15, 2015 filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2015 (Commission File No. 001-32886) filed August 5, 2015 and incorporated herein by reference.

3.2
Third Amended and Restated Bylaws of Continental Resources, Inc. filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed November 6, 2012 and incorporated herein by reference.

10.1*†	Summary of Non-Employee Director Compensation Approved as of May 19, 2016 to be effective July 1, 2016.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

32**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

†	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.