Form 10-Q
period 2016-09-30
CONTINENTAL RESOURCES, INC
filed 2016-11-02
CIK 732834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
374,530,174 shares of our $0.01 par value common stock were outstanding on October 31, 2016.

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

iii

PART I. Financial Information

ITEM 1.	Financial Statements
Continental Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
In thousands, except par values and share data	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,496	$11,463
Receivables:
Crude oil and natural gas sales	335,570	378,622
Affiliated parties	62	122
Joint interest and other, net	278,501	232,293
Derivative assets	12,587	93,922
Inventories	92,894	94,151
Prepaid expenses and other	11,765	11,766
Total current assets	750,875	822,339
Net property and equipment, based on successful efforts method of accounting	13,094,683	14,063,328
Noncurrent derivative assets	1,676	14,560
Other noncurrent assets	18,018	19,581
Total assets	$13,865,252	$14,919,808

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable trade	$413,278	$553,285
Revenues and royalties payable	173,223	187,000
Payables to affiliated parties	178	69
Accrued liabilities and other	199,694	176,947
Derivative liabilities	13,780	3,583
Current portion of long-term debt	2,197	2,144
Total current liabilities	802,350	923,028
Long-term debt, net of current portion	6,830,141	7,115,644
Other noncurrent liabilities:
Deferred income tax liabilities, net	1,847,947	2,090,228
Asset retirement obligations, net of current portion	104,938	101,251
Noncurrent derivative liabilities	4,299	3,706
Other noncurrent liabilities	14,879	17,051
Total other noncurrent liabilities	1,972,063	2,212,236
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 374,537,423 shares issued and outstanding at September 30, 2016; 372,959,080 shares issued and outstanding at December 31, 2015	3,745	3,730
Additional paid-in capital	1,363,886	1,345,624
Accumulated other comprehensive loss	(2,485)	(3,354)
Retained earnings	2,895,552	3,322,900
Total shareholders’ equity	4,260,698	4,668,900
Total liabilities and shareholders’ equity	$13,865,252	$14,919,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2016	2015	2016	2015
Revenues
Crude oil and natural gas sales	$505,892	$628,457	$1,435,194	$1,999,751
Crude oil and natural gas sales to affiliates	—	—	—	1,400
Gain (loss) on crude oil and natural gas derivatives, net	15,668	46,527	(24,477)	74,545
Crude oil and natural gas service operations	4,639	7,685	19,867	28,991
Total revenues	526,199	682,669	1,430,584	2,104,687

Operating costs and expenses
Production expenses	67,022	84,036	219,745	267,058
Production expenses to affiliates	—	—	—	1,654
Production taxes and other expenses	34,583	47,682	104,216	157,589
Exploration expenses	3,987	232	8,726	14,680
Crude oil and natural gas service operations	2,605	4,059	9,224	15,045
Depreciation, depletion, amortization and accretion	414,671	448,809	1,320,423	1,288,278
Property impairments	57,689	96,697	202,728	321,130
General and administrative expenses	44,389	53,798	113,043	143,368
Net gain on sale of assets and other	(5,564)	(288)	(104,690)	(22,930)
Total operating costs and expenses	619,382	735,025	1,873,415	2,185,872
Loss from operations	(93,183)	(52,356)	(442,831)	(81,185)
Other income (expense):
Interest expense	(82,074)	(79,399)	(244,949)	(232,904)
Other	360	588	1,178	1,474
	(81,714)	(78,811)	(243,771)	(231,430)
Loss before income taxes	(174,897)	(131,167)	(686,602)	(312,615)
Benefit for income taxes	(65,276)	(48,744)	(259,254)	(98,623)
Net loss	$(109,621)	$(82,423)	$(427,348)	$(213,992)
Basic net loss per share	$(0.30)	$(0.22)	$(1.15)	$(0.58)
Diluted net loss per share	$(0.30)	$(0.22)	$(1.15)	$(0.58)

Comprehensive loss:
Net loss	$(109,621)	$(82,423)	$(427,348)	$(213,992)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	418	(438)	869	(2,918)
Total other comprehensive income (loss), net of tax	418	(438)	869	(2,918)
Comprehensive loss	$(109,203)	$(82,861)	$(426,479)	$(216,910)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity

In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 31, 2015	372,959,080	$3,730	$1,345,624	$(3,354)	$3,322,900	$4,668,900
Net loss (unaudited)	—	—	—	—	(427,348)	(427,348)
Other comprehensive income, net of tax (unaudited)	—	—	—	869	—	869
Stock-based compensation (unaudited)	—	—	34,259	—	—	34,259
Tax deficiency from stock-based compensation (unaudited)	—	—	(9,460)	—	—	(9,460)
Restricted stock:
Granted (unaudited)	2,025,885	20	—	—	—	20
Repurchased and canceled (unaudited)	(296,105)	(3)	(6,537)	—	—	(6,540)
Forfeited (unaudited)	(151,437)	(2)	—	—	—	(2)
Balance at September 30, 2016 (unaudited)	374,537,423	$3,745	$1,363,886	$(2,485)	$2,895,552	$4,260,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
In thousands	2016	2015
Cash flows from operating activities
Net loss	$(427,348)	$(213,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,322,280	1,286,158
Property impairments	202,728	321,130
Non-cash (gain) loss on derivatives, net	105,009	(26,011)
Stock-based compensation	34,274	40,290
Benefit for deferred income taxes	(259,256)	(98,645)
Tax deficiency (benefit) from stock-based compensation	9,460	(13,177)
Dry hole costs	233	8,183
Gain on sale of assets, net	(103,174)	(22,930)
Other, net	7,166	10,143
Changes in assets and liabilities:
Accounts receivable	(2,634)	351,309
Inventories	1,257	9,137
Other current assets	390	64,271
Accounts payable trade	(43,131)	(178,000)
Revenues and royalties payable	(11,102)	(45,030)
Accrued liabilities and other	22,411	(78,947)
Other noncurrent assets and liabilities	5,325	1,603
Net cash provided by operating activities	863,888	1,415,492

Cash flows from investing activities
Exploration and development	(878,928)	(2,598,367)
Purchase of producing crude oil and natural gas properties	(29)	(557)
Purchase of other property and equipment	(5,569)	(31,991)
Proceeds from sale of assets	334,305	33,216
Net cash used in investing activities	(550,221)	(2,597,699)

Cash flows from financing activities
Credit facility borrowings	915,000	1,780,000
Repayment of credit facility	(1,203,000)	(600,000)
Repayment of other debt	(1,601)	(1,552)
Debt issuance costs	(40)	(2,110)
Repurchase of restricted stock for tax withholdings	(6,540)	(5,818)
Tax (deficiency) benefit from stock-based compensation	(9,460)	13,177
Net cash (used in) provided by financing activities	(305,641)	1,183,697
Effect of exchange rate changes on cash	7	(8,916)
Net change in cash and cash equivalents	8,033	(7,426)
Cash and cash equivalents at beginning of period	11,463	24,381
Cash and cash equivalents at end of period	$19,496	$16,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Organization and Nature of Business
Continental Resources, Inc. (the “Company”) was originally formed in 1967 and is incorporated under the laws of the State of Oklahoma. The Company's principal business is crude oil and natural gas exploration, development and production with properties primarily located in the North, South, and East regions of the United States. The North region consists of properties north of Kansas and west of the Mississippi River and includes North Dakota Bakken, Montana Bakken and the Red River units. The South region includes all properties south of Nebraska and west of the Mississippi River including various plays in the SCOOP (South Central Oklahoma Oil Province), STACK (Sooner Trend Anadarko Canadian Kingfisher), Northwest Cana, and Arkoma Woodford areas of Oklahoma. The East region is comprised of undeveloped leasehold acreage east of the Mississippi River with no current drilling or production operations.
A substantial portion of the Company’s operations are concentrated in the North region, with that region comprising approximately 62% of the Company’s crude oil and natural gas production and approximately 71% of its crude oil and natural gas revenues for the nine months ended September 30, 2016. The Company's principal producing properties in the North region are located in the Bakken field of North Dakota and Montana. In recent years, the Company has significantly expanded its activity in the South region with its discovery of the SCOOP play and its increased activity in the Northwest Cana and STACK plays. The South region comprised approximately 38% of the Company's crude oil and natural gas production and approximately 29% of its crude oil and natural gas revenues for the nine months ended September 30, 2016.
The Company has focused its operations on the exploration and development of crude oil since the 1980s. For the nine months ended September 30, 2016, crude oil accounted for approximately 60% of the Company’s total production and approximately 84% of its crude oil and natural gas revenues.
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
The condensed consolidated financial statements as of September 30, 2016 and for the three and nine month periods ended September 30, 2016 and 2015 are unaudited. The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited balance sheet included in the 2015 Form 10-K. The Company has evaluated events or transactions through the date this report on Form 10-Q was filed with the SEC in conjunction with its preparation of these condensed consolidated financial statements.
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
Earnings per share
Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding for the period. In periods where the Company has net income, diluted earnings per share reflects the potential

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

dilution of non-vested restricted stock awards, which are calculated using the treasury stock method. The following table presents the calculation of basic and diluted weighted average shares outstanding and net loss per share for the three and nine months ended September 30, 2016 and 2015.

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2016	2015	2016	2015
Loss (numerator):
Net loss - basic and diluted	$(109,621)	$(82,423)	$(427,348)	$(213,992)
Weighted average shares (denominator):
Weighted average shares - basic	370,483	369,599	370,327	369,499
Non-vested restricted stock (1)	—	—	—	—
Weighted average shares - diluted	370,483	369,599	370,327	369,499
Net loss per share:
Basic	$(0.30)	$(0.22)	$(1.15)	$(0.58)
Diluted	$(0.30)	$(0.22)	$(1.15)	$(0.58)

(1)
For the three and nine months ended September 30, 2016, the Company had a net loss and therefore the potential dilutive effect of approximately 2,176,500 and 2,083,000 weighted average non-vested restricted shares, respectively, were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive to the computations. The Company also had net losses for the three and nine months ended September 30, 2015, and therefore approximately 688,800 and 1,521,000 weighted average non-vested restricted shares, respectively, were not included in the calculation of diluted net loss per share for those periods.

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
The components of inventory as of September 30, 2016 and December 31, 2015 consisted of the following:

In thousands	September 30, 2016	December 31, 2015
Tubular goods and equipment	$16,080	$15,633
Crude oil	76,814	78,518
Total	$92,894	$94,151
Income taxes
Income taxes are accounted for using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at period-end. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s policy is to recognize penalties and interest related to unrecognized tax benefits, if any, in income tax expense. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized. The Company recorded valuation allowances of $0.7 million and $1.0 million for the three and nine months ended September 30, 2016, respectively, and $0.9 million and $13.3 million for the three and nine months ended September 30, 2015, respectively, against deferred tax assets associated with operating loss carryforwards generated by its Canadian subsidiary for which the Company does not expect to realize a benefit.
New accounting pronouncements not yet adopted
Leases – In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which requires companies to recognize a right of use asset and related liability on the balance sheet for the rights and obligations arising from leases with durations greater than 12 months. The standard is effective for interim and annual reporting periods beginning after December 15, 2018 and requires adoption by application of a modified retrospective transition approach.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The Company continues to evaluate the impact of ASU 2016-02 and is in the process of developing systems and processes to identify, classify, and account for leases within the scope of the new guidance. Adoption of ASU 2016-02 will ultimately result in an increase in long-term assets and liabilities on the Company's balance sheet, the effect of which cannot be predicted with certainty at this time.
Stock-based compensation – In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payment awards, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2016 and will be adopted either prospectively, retrospectively or using a modified retrospective transition approach depending on the topic covered in the standard.
Under ASU 2016-09, on a prospective basis companies will no longer record excess tax benefits and deficiencies in additional paid-in capital. Instead, excess tax benefits and deficiencies will be recognized as income tax expense or benefit in the income statement. This is expected to result in increased volatility in income tax expense/benefit and corresponding variations in the relationship between income tax expense/benefit and pre-tax income/loss from period to period, the effect of which cannot be predicted with certainty at this time.
ASU 2016-09 also removes the requirement to delay recognition of an excess tax benefit until it reduces current taxes payable. Under the new guidance, excess tax benefits will be recorded when they arise. This change is required to be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings upon adoption. The Company's cumulative effect adjustment is not expected to have a material impact on retained earnings upon adoption of ASU 2016-09 on January 1, 2017.
The Company expects to continue its current accounting practice of estimating forfeitures in determining the amount of stock-based compensation expense to recognize. Therefore, the adoption of ASU 2016-09 is not expected to have an impact on stock-based compensation expense to be recognized on non-vested restricted stock awards.

Note 3. Supplemental Cash Flow Information
The following table discloses supplemental cash flow information about cash paid for interest and income tax payments and refunds. Also disclosed is information about investing activities that affects recognized assets and liabilities but has not yet resulted in cash receipts or payments.

	Nine months ended September 30,
In thousands	2016	2015
Supplemental cash flow information:
Cash paid for interest	$213,969	$204,180
Cash paid for income taxes	—	27
Cash received for income tax refunds	174	59,117
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	1,645	6,267

As of September 30, 2016 and December 31, 2015, the Company had $186.2 million and $282.8 million, respectively, of accrued capital expenditures included in "Net property and equipment" and "Accounts payable trade" in the condensed consolidated balance sheets. As of September 30, 2015 and December 31, 2014, the Company had $315.0 million and $797.5 million, respectively, of accrued capital expenditures.

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
The Company recognizes all crude oil and natural gas derivative instruments on the balance sheet as either assets or liabilities measured at fair value. The Company has not designated its crude oil and natural gas derivative instruments as hedges for accounting purposes and, as a result, marks such derivative instruments to fair value and recognizes the changes in fair

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

value in the unaudited condensed consolidated statements of comprehensive loss under the caption “Gain (loss) on crude oil and natural gas derivatives, net”, which is a component of "Total revenues".
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
At September 30, 2016, the Company had outstanding crude oil and natural gas derivative contracts with respect to future production as set forth in the tables below. The hedged volumes reflected below represent an aggregation of multiple derivative contracts that have varying durations and may not be realized on a ratable basis over the periods indicated.

Crude Oil - ICE Brent

Period and Type of Contract	Bbls	Ceiling Price
October 2016 - December 2016
Written call options - ICE Brent (1)	368,000	$107.70
(1) Written call options represent the ceiling positions remaining from the Company's previous crude oil collar contracts. The floor positions of the collars were liquidated in the fourth quarter of 2014. For these written call options, the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the ceiling price.

			Collars
Natural Gas - NYMEX Henry Hub		Swaps Weighted Average Price	Floors		Ceilings
				Weighted Average Price		Weighted Average Price
Period and Type of Contract	MMBtus		Range		Range
October 2016 - December 2016
Swaps - Henry Hub	34,870,000	$3.09
January 2017 - December 2017
Swaps - Henry Hub	25,550,000	$3.35
Collars - Henry Hub	65,700,000		$2.40 - $3.00	$2.47	$2.92 - $3.88	$3.08

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

	Three months ended September 30,		Nine months ended September 30,
In thousands	2016	2015	2016	2015
Cash received on derivatives:
Natural gas fixed price swaps	$5,174	$5,142	$83,141	$29,084
Natural gas collars	—	6,775	—	19,450
Cash received on derivatives, net	5,174	11,917	83,141	48,534
Non-cash gain (loss) on derivatives:
Crude oil written call options	—	617	38	4,544
Natural gas fixed price swaps	5,298	36,257	(93,617)	33,453
Natural gas collars	5,196	(2,264)	(14,039)	(11,986)
Non-cash gain (loss) on derivatives, net	10,494	34,610	(107,618)	26,011
Gain (loss) on crude oil and natural gas derivatives, net	$15,668	$46,527	$(24,477)	$74,545
Diesel fuel derivatives
In March 2016, the Company entered into diesel fuel swap derivative contracts to economically hedge against the variability in cash flows associated with future purchases of diesel fuel for use in drilling activities. The Company has hedged approximately 15 million gallons of diesel fuel over the period from October 2016 to December 2017 at a weighted average price of $1.42 per gallon. With respect to these diesel fuel swap contracts, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is greater than the swap price, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is less than the swap price. The diesel fuel swap contracts are settled based upon reported NYMEX settlement prices for New York Harbor ultra-low sulfur diesel fuel.
The Company recognizes its diesel fuel derivative instruments on the balance sheet as either assets or liabilities measured at fair value. The estimated fair value is based upon various factors, including commodity exchange prices, over-the-counter quotations, the risk-free interest rate, and time to expiration. The Company has not designated its diesel fuel derivative instruments as hedges for accounting purposes and, as a result, marks the derivative instruments to fair value and recognizes the changes in fair value in the unaudited condensed consolidated statements of comprehensive loss under the caption “Operating costs and expenses—Net gain on sale of assets and other.” For both the three and nine months ended September 30, 2016, the Company recognized cash gains of $0.1 million on its matured diesel fuel derivatives. For the three and nine months ended September 30, 2016, the Company recognized a non-cash loss of $0.5 million and a non-cash gain of $2.6 million, respectively, on its diesel fuel derivatives.
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

In thousands	September 30, 2016	December 31, 2015
Commodity derivative assets:
Gross amounts of recognized assets	$25,241	$120,385
Gross amounts offset on balance sheet	(10,978)	(11,903)
Net amounts of assets on balance sheet	14,263	108,482
Commodity derivative liabilities:
Gross amounts of recognized liabilities	(29,057)	(19,192)
Gross amounts offset on balance sheet	10,978	11,903
Net amounts of liabilities on balance sheet	$(18,079)	$(7,289)

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed consolidated balance sheets.

In thousands	September 30, 2016	December 31, 2015
Derivative assets	$12,587	$93,922
Noncurrent derivative assets	1,676	14,560
Net amounts of assets on balance sheet	14,263	108,482
Derivative liabilities	(13,780)	(3,583)
Noncurrent derivative liabilities	(4,299)	(3,706)
Net amounts of liabilities on balance sheet	(18,079)	(7,289)
Total derivative assets (liabilities), net	$(3,816)	$101,193

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
The following tables summarize the valuation of financial instruments by pricing levels that were accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

	Fair value measurements at September 30, 2016 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Swaps	$—	$13,418	$—	$13,418
Collars	—	(17,234)	—	(17,234)
Written call options	—	—	—	—
Total	$—	$(3,816)	$—	$(3,816)

	Fair value measurements at December 31, 2015 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Swaps	$—	$104,426	$—	$104,426
Collars	—	(3,195)	—	(3,195)
Written call options	—	(38)	—	(38)
Total	$—	$101,193	$—	$101,193
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
For the three and nine months ended September 30, 2016 and 2015, the Company determined the carrying amounts of certain proved properties were not recoverable from future cash flows, and therefore, were impaired. Impairments of proved properties totaled $2.9 million for year to date 2016, all of which were recognized in the third quarter primarily for properties in a non-core area of the North region. The impaired properties were written down to their estimated fair value of approximately $0.7 million as of September 30, 2016.
Impairments of proved properties for the three and nine months ended September 30, 2015 totaled $36.3 million and $111.3 million, respectively, and were primarily concentrated in an emerging area with minimal production and costly reserve additions ($42.5 million, including $1.3 million in the 2015 third quarter), the Buffalo Red River units ($26.3 million, all in the 2015 third quarter), the Medicine Pole Hills units ($22.9 million, including $8.2 million in the 2015 third quarter), various legacy areas in the South region ($11.4 million, including $0.4 million in the 2015 third quarter), and non-Bakken areas of North Dakota and Montana ($8.2 million, including $0.1 million in the 2015 third quarter). The impaired properties were written down to their estimated fair value totaling approximately $48.5 million as of September 30, 2015.
Certain unproved crude oil and natural gas properties were impaired during the three and nine months ended September 30, 2016 and 2015, reflecting recurring amortization of undeveloped leasehold costs on properties the Company expects will not be transferred to proved properties over the lives of the leases based on drilling plans, experience of successful drilling, and the average holding period.
The following table sets forth the non-cash impairments of both proved and unproved properties for the indicated periods. Proved and unproved property impairments are recorded under the caption “Property impairments” in the unaudited condensed consolidated statements of comprehensive loss.

	Three months ended September 30,		Nine months ended September 30,
In thousands	2016	2015	2016	2015
Proved property impairments	$2,895	$36,302	$2,895	$111,346
Unproved property impairments	54,794	60,395	199,833	209,784
Total	$57,689	$96,697	$202,728	$321,130
Financial Instruments Not Recorded at Fair Value
The following table sets forth the estimated fair values of financial instruments that are not recorded at fair value in the condensed consolidated financial statements.

	September 30, 2016		December 31, 2015
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt:
Revolving credit facility	$565,000	$565,000	$853,000	$853,000
Term loan	498,710	500,000	498,274	500,000
Note payable	12,716	11,400	14,309	12,500
7.375% Senior Notes due 2020 (1)	197,036	205,200	196,574	179,200
7.125% Senior Notes due 2021 (1)	395,923	413,700	395,365	388,300
5% Senior Notes due 2022	1,997,095	1,970,100	1,996,831	1,480,400
4.5% Senior Notes due 2023	1,483,994	1,455,000	1,482,451	1,061,000
3.8% Senior Notes due 2024	990,702	920,000	989,932	700,300
4.9% Senior Notes due 2044	691,162	588,900	691,052	430,500
Total debt	$6,832,338	$6,629,300	$7,117,788	$5,605,200
(1) As discussed in Note 11. Subsequent Events, on October 4, 2016 the Company announced it will redeem the 7.375% Senior Notes due 2020 and the 7.125% Senior Notes due 2021 on November 10, 2016.

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
Note 6. Long-Term Debt
Long-term debt, net of unamortized discounts, premiums, and debt issuance costs totaling $45.5 million and $49.6 million at September 30, 2016 and December 31, 2015, respectively, consists of the following.

In thousands	September 30, 2016	December 31, 2015
Revolving credit facility	$565,000	$853,000
Term loan	498,710	498,274
Note payable	12,716	14,309
7.375% Senior Notes due 2020 (1)	197,036	196,574
7.125% Senior Notes due 2021 (1)	395,923	395,365
5% Senior Notes due 2022	1,997,095	1,996,831
4.5% Senior Notes due 2023	1,483,994	1,482,451
3.8% Senior Notes due 2024	990,702	989,932
4.9% Senior Notes due 2044	691,162	691,052
Total debt	$6,832,338	$7,117,788
Less: Current portion of long-term debt	2,197	2,144
Long-term debt, net of current portion	$6,830,141	$7,115,644
(1) As discussed in Note 11. Subsequent Events, on October 4, 2016 the Company announced it will redeem the 7.375% Senior Notes due 2020 and the 7.125% Senior Notes due 2021 on November 10, 2016.
Revolving Credit Facility
The Company has an unsecured revolving credit facility, maturing on May 16, 2019, with aggregate commitments totaling $2.75 billion at September 30, 2016, which may be increased up to a total of $4.0 billion upon agreement between the Company and participating lenders.
The Company had $565 million and $853 million of outstanding borrowings on its revolving credit facility at September 30, 2016 and December 31, 2015, respectively. Borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company's senior, unsecured, long-term indebtedness. The weighted-average interest rate on outstanding credit facility borrowings at September 30, 2016 was 2.28%.
The Company had approximately $2.18 billion of borrowing availability on its revolving credit facility at September 30, 2016 and incurs commitment fees based on currently assigned credit ratings of 0.30% per annum on the daily average amount of unused borrowing availability under its revolving credit facility.
The revolving credit facility contains certain restrictive covenants including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by the sum of net debt plus total shareholders' equity plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014. The Company was in compliance with the revolving credit facility covenants at September 30, 2016.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Senior Notes
The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at September 30, 2016.

	2020 Notes (3)	2021 Notes (3)	2022 Notes	2023 Notes	2024 Notes	2044 Notes
Face value (in thousands)	$200,000	$400,000	$2,000,000	$1,500,000	$1,000,000	$700,000
Maturity date	Oct 1, 2020	April 1, 2021	Sep 15, 2022	April 15, 2023	June 1, 2024	June 1, 2044
Interest payment dates	April 1, Oct 1	April 1, Oct 1	March 15, Sep 15	April 15, Oct 15	June 1, Dec 1	June 1, Dec 1
Call premium redemption period (1)	Oct 1, 2015	April 1, 2016	March 15, 2017	—	—	—
Make-whole redemption period (2)	—	—	March 15, 2017	Jan 15, 2023	Mar 1, 2024	Dec 1, 2043

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

(3)	As discussed in Note 11. Subsequent Events, on October 4, 2016 the Company announced it will redeem these senior notes on November 10, 2016.
The Company’s senior notes are not subject to any mandatory redemption or sinking fund requirements.
The indentures governing the Company's senior notes contain covenants that, among other things, limit the Company's ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, and consolidate, merge or transfer certain assets. The senior note covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at September 30, 2016. Three of the Company’s subsidiaries, Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, and The Mineral Resources Company, which have no material assets or operations, fully and unconditionally guarantee the senior notes on a joint and several basis. The Company’s other subsidiaries, the value of whose assets and operations are minor, do not guarantee the senior notes as of September 30, 2016.
Term Loan
In November 2015, the Company borrowed $500 million under a three-year term loan agreement, the proceeds of which were used to repay a portion of the borrowings then outstanding on the Company's revolving credit facility. The term loan matures in full on November 4, 2018 and bears interest at a variable market-based interest rate plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company's senior, unsecured, long-term indebtedness. The interest rate on the term loan at September 30, 2016 was 2.02%.
The term loan contains certain restrictive covenants including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.0, consistent with the covenant requirement in the Company's revolving credit facility. The Company was in compliance with the term loan covenants at September 30, 2016.
Note Payable
In February 2012, 20 Broadway Associates LLC, a 100% owned subsidiary of the Company, borrowed $22 million under a 10-year amortizing term loan secured by the Company’s corporate office building in Oklahoma City, Oklahoma. The loan bears interest at a fixed rate of 3.14% per annum. Principal and interest are payable monthly through the loan’s maturity date of February 26, 2022. Accordingly, approximately $2.2 million is reflected as a current liability under the caption “Current portion of long-term debt” in the condensed consolidated balance sheets as of September 30, 2016.
Note 7. Commitments and Contingencies
Included below is a discussion of various future commitments of the Company as of September 30, 2016. The commitments under these arrangements are not recorded in the accompanying condensed consolidated balance sheets.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Drilling commitments – As of September 30, 2016, the Company had drilling rig contracts with various terms extending to February 2020 to ensure rig availability in its key operating areas. Future commitments as of September 30, 2016 total approximately $250 million, of which $49 million is expected to be incurred in the remainder of 2016, $134 million in 2017, $44 million in 2018, $21 million in 2019, and $2 million in 2020.
Pipeline transportation commitments – The Company has entered into firm transportation commitments to guarantee pipeline access capacity on crude oil and natural gas pipelines. The commitments, which have varying terms extending as far as 2027, require the Company to pay per-unit transportation charges regardless of the amount of pipeline capacity used. Future commitments remaining as of September 30, 2016 under the pipeline transportation arrangements amount to approximately $849 million, of which $55 million is expected to be incurred in the remainder of 2016, $215 million in 2017, $208 million in 2018, $154 million in 2019, $47 million in 2020, and $170 million thereafter.
The Company’s pipeline commitments are for production primarily in the North region. The Company is not committed under these contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future.
Litigation – In November 2010, a putative class action was filed in the District Court of Blaine County, Oklahoma by Billy J. Strack and Daniela A. Renner as trustees of certain named trusts and on behalf of other similarly situated parties against the Company. The Petition alleged the Company improperly deducted post-production costs from royalties paid to plaintiffs and other royalty interest owners from crude oil and natural gas wells located in Oklahoma. The plaintiffs alleged a number of claims, including breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the proposed class. On November 3, 2014, plaintiffs filed an Amended Petition that did not add any substantive claims, but sought a “hybrid class action” in which they sought certification of certain claims for injunctive relief, reserving the right to seek a further class certification on money damages in the future. Plaintiffs filed an Amended Motion for Class Certification on January 9, 2015, that modified the proposed class to royalty owners in Oklahoma production from July 1, 1993, to the present (instead of 1980 to the present) and sought certification of over 45 separate “issues” for injunctive or declaratory relief, again, reserving the right to seek a further class certification of money damages in the future. The Company responded to the petition, its amendment, and the motions for class certification denying the allegations and raising a number of affirmative defenses and legal arguments to each of the claims and filings. Certain discovery was undertaken and the “hybrid” motion was briefed by plaintiffs and the Company. A hearing on the “hybrid” class certification was held on June 1st and 2nd, 2015. On June 11, 2015, the trial court certified a “hybrid” class as requested by plaintiffs. The Company has appealed the trial court’s class certification order, which will be reviewed de novo by the appellate court. The appeal briefing is complete and ready for determination by the court. An unsuccessful mediation was conducted on December 7, 2015. The parties have continued settlement negotiations. If such negotiations are unsuccessful, the Company intends to litigate the case to its conclusion. The Company is not currently able to estimate a reasonably possible loss or range of loss or what impact, if any, the action will have on its financial condition, results of operations or cash flows due to the preliminary status of the matter, the complexity and number of legal and factual issues presented by the matter and uncertainties with respect to, among other things, the nature of the claims and defenses, the potential size of the class, the scope and types of the properties and agreements involved, the production years involved, and the ultimate potential outcome of the matter. Although not currently at issue in the “hybrid” certification, plaintiffs have alleged underpayments in excess of $200 million that they may claim as damages, which may increase with the passage of time, a majority of which would be comprised of interest. The Company disputes plaintiffs’ claims, disputes that the case meets the requirements for a class action and is vigorously defending the case. The Company will continue to assert its defenses to the case as certified as well as any future attempt to certify a money damages class.
The Company is involved in various other legal proceedings including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, personal injury claims, disputes with tax authorities and other matters. While the outcome of these legal matters cannot be predicted with certainty, the Company does not expect them to have a material effect on its financial condition, results of operations or cash flows. As of both September 30, 2016 and December 31, 2015, the Company had recorded a liability in the condensed consolidated balance sheets under the caption “Other noncurrent liabilities” of $6.1 million for various matters, none of which are believed to be individually significant.
Environmental risk – Due to the nature of the crude oil and natural gas business, the Company is exposed to possible environmental risks. The Company is not aware of any material environmental issues or claims.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Stock-Based Compensation
The Company has granted restricted stock to employees and directors pursuant to the Continental Resources, Inc. 2013 Long-Term Incentive Plan ("2013 Plan") as discussed below. The Company’s associated compensation expense, which is included in the caption “General and administrative expenses” in the unaudited condensed consolidated statements of comprehensive loss, was $13.2 million and $12.9 million for the three months ended September 30, 2016 and 2015, respectively, and $34.3 million and $40.3 million for the nine months ended September 30, 2016 and 2015, respectively.
In May 2013, the Company adopted the 2013 Plan and reserved 19,680,072 shares of common stock that may be issued pursuant to the plan. As of September 30, 2016, the Company had 15,220,886 shares of common stock available for long-term incentive awards to employees and directors under the 2013 Plan.
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
A summary of changes in non-vested restricted shares outstanding for the nine months ended September 30, 2016 is presented below.

	Number of non-vested shares	Weighted average grant-date fair value
Non-vested restricted shares outstanding at December 31, 2015	3,249,611	$48.20
Granted	2,025,885	21.81
Vested	(1,084,804)	39.90
Forfeited	(151,437)	41.13
Non-vested restricted shares outstanding at September 30, 2016	4,039,255	$37.46
The grant date fair value of restricted stock represents the closing market price of the Company’s common stock on the date of grant. Compensation expense for a restricted stock grant is a fixed amount determined at the grant date fair value and is recognized ratably over the vesting period as services are rendered by employees and directors. There are no post-vesting restrictions related to the Company’s restricted stock. The fair value at the vesting date of restricted stock that vested during the nine months ended September 30, 2016 was approximately $24.0 million. As of September 30, 2016, there was approximately $67 million of unrecognized compensation expense related to non-vested restricted stock. This expense is expected to be recognized over a weighted average period of 1.6 years.
Note 9. Accumulated Other Comprehensive Loss
Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in "Accumulated other comprehensive loss" within shareholders’ equity on the condensed consolidated balance sheets. The following table summarizes the change in accumulated other comprehensive loss for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2016	2015	2016	2015
Beginning accumulated other comprehensive loss, net of tax	$(2,903)	$(2,865)	$(3,354)	$(385)
Foreign currency translation adjustments	418	(438)	869	(2,918)
Income taxes (1)	—	—	—	—
Other comprehensive income (loss), net of tax	418	(438)	869	(2,918)
Ending accumulated other comprehensive loss, net of tax	$(2,485)	$(3,303)	$(2,485)	$(3,303)

(1)
A valuation allowance has been recognized against deferred tax assets associated with losses generated by the Company's Canadian operations, thereby resulting in no income taxes on other comprehensive income (loss).

Note 10. Property Dispositions
On September 30, 2016, the Company sold non-strategic properties in North Dakota and Montana to a third party for cash proceeds of $214.8 million, with no gain or loss recognized. The sale included approximately 68,000 net acres of

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

leasehold primarily in western Williams County, North Dakota, and approximately 12,000 net acres of leasehold in Roosevelt County, Montana. The sale also included producing properties with production totaling approximately 2,700 barrels of oil equivalent per day. The disposed properties represented an immaterial portion of the Company’s proved reserves.
In April 2016, the Company sold approximately 132,000 net acres of undeveloped leasehold acreage located in Wyoming to a third party for cash proceeds of $110.0 million. In connection with the transaction, the Company recognized a pre-tax gain of $96.9 million. The disposed properties had no production or proved reserves.
See Note 11. Subsequent Events for discussion of an asset disposition that closed subsequent to September 30, 2016.
During the nine months ended September 30, 2015, the Company sold certain non-strategic properties in various areas to third parties for cash proceeds totaling $33.2 million. The proceeds primarily related to the assignment of certain non-producing leasehold acreage in Oklahoma to a third party for $25.9 million in May 2015. The Company recognized a pre-tax gain on that transaction of $20.5 million. The assigned properties represented an immaterial portion of the Company’s total acreage.
Note 11. Subsequent Events
Asset Disposition
On October 14, 2016, the Company sold approximately 30,000 net acres of non-strategic leasehold located in the SCOOP play in Oklahoma for cash proceeds totaling $295.6 million. The leasehold is located primarily in the eastern portion of the SCOOP play and includes producing properties with production totaling approximately 700 barrels of oil equivalent per day. In connection with the transaction, the Company expects to recognize a pre-tax gain of approximately $200 million, which will be reflected in fourth quarter 2016 results. The disposed properties represented an immaterial portion of the Company’s proved reserves.
Senior Note Redemptions
On October 4, 2016, the Company announced it will redeem all of its outstanding 7.375% Senior Notes due 2020 (the “2020 Notes”) and 7.125% Senior Notes due 2021 (the “2021 Notes”) on November 10, 2016.
The redemption price for the 2020 Notes will be equal to 102.458% of the principal amount plus accrued and unpaid interest to the redemption date of November 10, 2016 in accordance with the terms of the 2020 Notes and the related indenture under which the 2020 Notes were issued. The aggregate principal amount of the 2020 Notes outstanding is $200 million.
The redemption price for the 2021 Notes will be equal to 103.563% of the principal amount plus accrued and unpaid interest to the redemption date of November 10, 2016 in accordance with the terms of the 2021 Notes and the related indenture under which the 2021 Notes were issued. The aggregate principal amount of the 2021 Notes outstanding is $400 million.
The aggregate of the principal amounts, redemption premiums, and accrued interest payable upon redemption of the 2020 Notes and 2021 Notes is expected to total approximately $624 million. The Company expects to fund the redemptions using borrowings under its revolving credit facility. Such borrowings will serve to offset the Company's previous reduction of outstanding credit facility borrowings which used proceeds totaling approximately $630 million from asset dispositions completed in 2016 through October 31, 2016, resulting in no net increase in year to date debt associated with the redemptions.
The Company expects to record a pre-tax loss on extinguishment of debt related to the redemptions of approximately $26 million, which will be reflected in fourth quarter 2016 results and includes the call premiums and write-off of deferred financing costs and unaccreted debt discounts associated with the notes.

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
Business Environment and Outlook
Commodity prices have showed some signs of stabilization in recent months, but still remain volatile and unpredictable due to domestic and global supply and demand factors. In light of the challenges facing our industry, our primary business strategies continue to focus on: (1) optimizing cash flows through operating efficiencies and cost reductions, (2) high-grading investments based on rates of return and opportunities to convert undeveloped acreage to acreage held by production, and (3) balancing capital spending with cash flows to minimize new borrowings and maintain ample liquidity.
2016 Highlights
Production
Production for the third quarter of 2016 averaged 207,840 Boe per day, a decrease of 5% from the second quarter of 2016 and 9% lower than the third quarter of 2015. Year to date production averaged 219,280 Boe per day, a 1% decrease from the comparable 2015 period.
We curtailed a portion of our Bakken production in the third quarter of 2016 due to low commodity prices, which reduced our production in August and September by approximately 12,000 Boe per day. The curtailed production was brought back online at the end of the third quarter.
North Dakota Bakken production averaged 99,251 Boe per day for the third quarter of 2016, a 13% decrease from the second quarter of 2016, which resulted primarily from the aforementioned production curtailment, and 20% lower than the third quarter of 2015. Year to date, North Dakota Bakken production averaged 114,269 Boe per day, an 8% decrease from the comparable 2015 period.
SCOOP production averaged 67,462 Boe per day for the third quarter of 2016, an increase of 4% compared to the second quarter of 2016 and a decrease of 2% from the third quarter of 2015. Year to date, SCOOP production averaged 65,589 Boe per day, an 8% increase over the comparable 2015 period.
Production from STACK/Northwest Cana averaged 17,680 Boe per day for the third quarter of 2016, an increase of 21% from the second quarter of 2016 and 167% higher than the third quarter of 2015. Year to date, STACK/Northwest Cana production averaged 14,484 Boe per day, a 200% increase over the comparable 2015 period.
The South region comprised 42% of our total production for the 2016 third quarter compared to 38% for the 2016 second quarter and 35% for the 2015 third quarter. The South region comprised 38% of our total production for year to date 2016 compared to 32% for the comparable 2015 period.

Revenues
Crude oil and natural gas revenues for the 2016 third quarter decreased 20% compared to the 2015 third quarter driven by a 12% decrease in realized commodity prices coupled with a 9% decrease in total sales volumes.
Year to date crude oil and natural gas revenues decreased 28% from the comparable 2015 period driven by a 28% decrease in realized commodity prices.
Average crude oil sales prices for the third quarter and year to date periods of 2016 decreased 3% and 21%, respectively, from the comparable 2015 periods.
Crude oil sales volumes for the third quarter and year to date periods of 2016 decreased 21% and 10%, respectively, from the comparable 2015 periods.
Average natural gas sales prices for the third quarter and year to date periods of 2016 decreased 9% and 34%, respectively, from the comparable 2015 periods.
Natural gas sales volumes for the third quarter and year to date periods of 2016 increased 13% and 19%, respectively, from the comparable 2015 periods.
Capital expenditures and drilling activity
Capital expenditures excluding acquisitions totaled approximately $238.7 million for the third quarter of 2016, bringing year to date 2016 non-acquisition capital expenditures to $768.0 million compared to $2.1 billion for year to date 2015.
For the third quarter of 2016 we participated in the drilling and completion of 91 gross (28 net) wells, bringing our 2016 year to date total to 256 gross (64 net) wells compared to 734 gross (235 net) wells for year to date 2015.
Our inventory of uncompleted wells in North Dakota totaled 173 gross (133 net) operated wells at September 30, 2016 compared to 135 gross (107 net) operated wells in North Dakota at December 31, 2015.
Our inventory of uncompleted wells in Oklahoma totaled 46 gross (23 net) operated wells at September 30, 2016 compared to 35 gross (25 net) operated wells in Oklahoma at December 31, 2015.
Property dispositions
In April 2016, we sold approximately 132,000 net acres of non-core undeveloped leasehold acreage located in Wyoming for $110.0 million. In connection with the transaction we recognized a pre-tax gain of approximately $96.9 million. The disposed properties had no production.
In September 2016, we sold non-strategic properties in North Dakota and Montana for $214.8 million, with no gain or loss recognized. The sale included approximately 80,000 net acres of leasehold and producing properties with production totaling approximately 2,700 Boe per day.
In October 2016, we sold non-strategic properties in the SCOOP play in Oklahoma for $295.6 million. The sale included approximately 30,000 net acres of leasehold and producing properties with production totaling approximately 700 Boe per day. In connection with the transaction, we expect to recognize a pre-tax gain of approximately $200 million, which will be reflected in fourth quarter 2016 results.
Senior note redemptions
On October 4, 2016, we announced we will redeem all of our outstanding 7.375% Senior Notes due 2020 ("2020 Notes") and 7.125% Senior Notes due 2021 ("2021 Notes") on November 10, 2016.
The redemption price for the 2020 Notes will be equal to 102.458% of the $200 million principal amount plus accrued and unpaid interest to the redemption date.
The redemption price for the 2021 Notes will be equal to 103.563% of the $400 million principal amount plus accrued and unpaid interest to the redemption date.
We expect to record a pre-tax loss on extinguishment of debt related to the redemptions of approximately $26 million, which will be reflected in fourth quarter 2016 results.

Credit facility and liquidity
At September 30, 2016, we had $19.5 million of cash and cash equivalents and approximately $2.18 billion of borrowing availability on our credit facility after considering outstanding borrowings and letters of credit. We had $565 million of outstanding borrowings on our credit facility at September 30, 2016 compared to $885 million at June 30, 2016, $940 million at March 31, 2016 and $853 million at December 31, 2015. At October 31, 2016, outstanding credit facility borrowings were $295 million with approximately $2.45 billion of borrowing availability. The decrease in outstanding borrowings in October reflects the use of proceeds from our October 2016 SCOOP asset disposition to reduce outstanding debt.
We expect to borrow approximately $624 million under our credit facility on or around November 10, 2016 to fund the redemptions of our 2020 Notes and 2021 Notes. Such borrowings will serve to offset our previous reduction of outstanding credit facility borrowings which used proceeds totaling approximately $630 million from asset dispositions completed in 2016 through October 31, 2016, resulting in no net increase in year to date debt associated with the redemptions.
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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Average daily production:
Crude oil (Bbl per day)	116,277	147,472	131,873	146,975
Natural gas (Mcf per day)	549,374	484,834	524,441	441,930
Crude oil equivalents (Boe per day)	207,840	228,278	219,280	220,630
Average sales prices:
Crude oil ($/Bbl)	$37.66	$38.95	$33.51	$42.60
Natural gas ($/Mcf)	$2.02	$2.23	$1.57	$2.39
Crude oil equivalents ($/Boe)	$26.42	$29.90	$23.91	$33.18
Crude oil sales price discount to NYMEX ($/Bbl)	$(7.27)	$(7.54)	$(7.44)	$(8.54)
Natural gas sales price discount to NYMEX ($/Mcf)	$(0.80)	$(0.54)	$(0.73)	$(0.39)
Production expenses ($/Boe)	$3.50	$4.00	$3.66	$4.45
Production taxes (% of oil and gas revenues)	6.8%	7.6%	7.3%	7.8%
DD&A ($/Boe)	$21.66	$21.36	$22.00	$21.36
Total general and administrative expenses ($/Boe) (1)	$2.32	$2.56	$1.88	$2.38
Net loss (in thousands)	$(109,621)	$(82,423)	$(427,348)	$(213,992)
Diluted net loss per share	$(0.30)	$(0.22)	$(1.15)	$(0.58)

(1)
Represents cash general and administrative expenses per Boe and non-cash equity compensation expenses per Boe. See Operating Costs and Expenses—General and Administrative Expenses below for the quarter and year to date periods for additional discussion of these components.

Three months ended September 30, 2016 compared to the three months ended September 30, 2015
Results of Operations
The following table presents selected financial and operating information for the periods presented.

	Three months ended September 30,
In thousands, except sales price data	2016	2015
Crude oil and natural gas sales	$505,892	$628,457
Gain on crude oil and natural gas derivatives, net	15,668	46,527
Crude oil and natural gas service operations	4,639	7,685
Total revenues	526,199	682,669
Operating costs and expenses	(619,382)	(735,025)
Other expenses, net	(81,714)	(78,811)
Loss before income taxes	(174,897)	(131,167)
Benefit for income taxes	65,276	48,744
Net loss	$(109,621)	$(82,423)
Production volumes:
Crude oil (MBbl)	10,698	13,567
Natural gas (MMcf)	50,542	44,605
Crude oil equivalents (MBoe)	19,121	21,002
Sales volumes:
Crude oil (MBbl)	10,724	13,582
Natural gas (MMcf)	50,542	44,605
Crude oil equivalents (MBoe)	19,148	21,016
Average sales prices:
Crude oil ($/Bbl)	$37.66	$38.95
Natural gas ($/Mcf)	2.02	2.23
Crude oil equivalents ($/Boe)	26.42	29.90
Production
The following tables reflect our production by product and region for the periods presented.

	Three months ended September 30,				Volume increase (decrease)	Volume percent increase (decrease)
	2016		2015
	Volume	Percent	Volume	Percent
Crude oil (MBbl)	10,698	56%	13,567	65%	(2,869)	(21%)
Natural gas (MMcf)	50,542	44%	44,605	35%	5,937	13%
Total (MBoe)	19,121	100%	21,002	100%	(1,881)	(9%)

	Three months ended September 30,				Volume increase (decrease)	Volume percent increase (decrease)
	2016		2015
	MBoe	Percent	MBoe	Percent
North Region	11,003	58%	13,681	65%	(2,678)	(20%)
South Region	8,118	42%	7,321	35%	797	11%
Total	19,121	100%	21,002	100%	(1,881)	(9%)
The 21% decrease in crude oil production for the third quarter was driven by decreased production from our North region properties in North Dakota Bakken, Montana Bakken, and the Red River units due to natural declines in production coupled with a curtailment of production in the 2016 third quarter resulting from low crude oil prices. North Dakota Bakken crude oil production decreased 2,278 MBbls, or 24%, and Montana Bakken production decreased 273 MBbls, or 29%, while production in the Red River units decreased 135 MBbls, or 13%, over the prior year third quarter. Additionally, crude oil production in SCOOP decreased 454 MBbls, or 22%, resulting from a shift in our activities to liquids-rich natural gas areas of that play offering higher rates of return and opportunities to convert undeveloped acreage to acreage held by production. These decreases were partially offset by an increase of 292 MBbls in crude oil production from our STACK/Northwest Cana properties due to additional wells being completed and producing as a result of a shift in our drilling and completion activities to high rate-of-return opportunities in that area.
The 13% increase in natural gas production for the third quarter was driven by increased production from our properties in the STACK, Northwest Cana and SCOOP plays due to additional wells being completed and producing subsequent to September 30, 2015. Natural gas production in STACK/Northwest Cana increased 4,350 MMcf, or 135%, and SCOOP production increased 1,802 MMcf, or 7%, over the prior year third quarter. Additionally, North Dakota Bakken natural gas production increased 248 MMcf, or 2%, due to an increase in gas capture from non-operated properties and resulting increase in volumes produced and delivered to market. These increases were partially offset by decreases in production from various areas in our North and South regions primarily due to natural declines in production.
The increase in natural gas production as a percentage of our total production from 35% in the third quarter of 2015 to 44% in the third quarter of 2016 primarily resulted from significant increases in STACK, Northwest Cana and SCOOP production over the past year due to a shift in our well completion activities away from the Bakken to higher rate-of-return areas in Oklahoma. Our properties in STACK, Northwest Cana and SCOOP typically produce a higher concentration of liquids-rich natural gas compared to oil-weighted properties in the Bakken.
Revenues
Our revenues primarily consist of sales of crude oil and natural gas and gains and losses resulting from changes in the fair value of our crude oil and natural gas derivative instruments.
Crude Oil and Natural Gas Sales. Crude oil and natural gas sales for the third quarter of 2016 were $505.9 million, a 20% decrease from sales of $628.5 million for the 2015 third quarter due to decreases in commodity prices and total sales volumes.
Our crude oil sales prices averaged $37.66 per barrel in the 2016 third quarter, a decrease of 3% compared to $38.95 for the 2015 third quarter due to lower crude oil market prices. The differential between NYMEX West Texas Intermediate ("WTI") calendar month crude oil prices and our realized crude oil prices averaged $7.27 per barrel for the 2016 third quarter compared to $7.54 for the 2015 third quarter. The improved differential was due to increased use of pipeline transportation to move our North region crude oil to market with less dependence on more costly rail transportation, along with an increased proportion of our total production coming from the South region which typically has lower transportation costs compared to the Bakken due to its relatively close proximity to regional refineries and the crude oil trading hub in Cushing, Oklahoma.
Our natural gas sales prices averaged $2.02 per Mcf for the 2016 third quarter, a 9% decrease compared to $2.23 per Mcf for the 2015 third quarter due primarily to the amendment of certain natural gas sales agreements in 2016. The amended contracts contributed to an increase in the discount between our realized natural gas sales prices and NYMEX Henry Hub calendar month natural gas prices from $0.54 per Mcf for the 2015 third quarter to $0.80 per Mcf for the 2016 third quarter. The majority of our natural gas production is sold at our lease locations to midstream purchasers with price realizations impacted by the volume and value of natural gas liquids ("NGLs") that purchasers extract from our sales stream.
For the third quarter of 2016, our crude oil sales volumes decreased 21% from the comparable 2015 period, while our natural gas sales volumes increased 13%, reflecting the shift in our well completion activities away from oil-weighted properties in the Bakken to areas in Oklahoma with higher concentrations of liquids-rich natural gas.
Derivatives. Changes in natural gas prices during the third quarter of 2016 had a favorable impact on the fair value of our natural gas derivatives, which resulted in positive revenue adjustments of $15.7 million for the period, representing $10.5 million of non-cash gains on derivatives and $5.2 million of cash gains. Our revenues may continue to be significantly impacted, either positively or negatively, by changes in the fair value of our derivative instruments as a result of volatility in natural gas prices.
Operating Costs and Expenses
Production Expenses. Production expenses decreased $17.0 million, or 20%, from $84.0 million for the third quarter of 2015 to $67.0 million for the third quarter of 2016. Production expenses on a per-Boe basis decreased to $3.50 for the 2016 third quarter compared to $4.00 for the 2015 third quarter. These decreases primarily resulted from reduced service costs being realized in response to depressed commodity prices, increased availability and use of water gathering and recycling facilities over the prior year period, and a higher portion of our production coming from wells in Oklahoma which typically have lower operating costs compared to wells in the Bakken.
Production Taxes and Other Expenses. Production taxes and other expenses decreased $13.1 million, or 27%, to $34.6 million for the third quarter of 2016 compared to $47.7 million for the third quarter of 2015 primarily due to lower crude oil and natural gas revenues resulting from decreases in commodity prices and total sales volumes over the prior year period.

Production taxes are generally based on the wellhead values of production and vary by state. Production taxes as a percentage of crude oil and natural gas revenues were 6.8% for the third quarter of 2016 compared to 7.6% for the third quarter of 2015, the decrease of which resulted from significant growth over the past year in our STACK, Northwest Cana and SCOOP operations and resulting increase in revenues coming from Oklahoma, which has lower production tax rates compared to North Dakota. We expect our average production tax rate for the remainder of 2016 will continue to trend lower than 2015 levels as our operations in Oklahoma continue to grow in relative significance and given the passing of legislation in North Dakota in 2015 that decreased the production tax rate on crude oil revenues effective January 1, 2016.
Exploration Expenses. Exploration expenses consist primarily of dry hole costs and exploratory geological and geophysical costs that are expensed as incurred. The following table shows the components of exploration expenses for the periods presented.

	Three months ended September 30,
In thousands	2016	2015
Geological and geophysical costs	$3,960	$52
Exploratory dry hole costs	27	180
Exploration expenses	$3,987	$232
The increase in geological and geophysical expenses in the 2016 third quarter was due to changes in the timing and amount of costs incurred by the Company and billed to joint interest owners between periods.
Depreciation, Depletion, Amortization and Accretion (“DD&A”). Total DD&A decreased $34.1 million, or 8%, to $414.7 million for the third quarter of 2016 compared to $448.8 million for the third quarter of 2015 primarily due to a 9% decrease in total sales volumes. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Three months ended September 30,
$/Boe	2016	2015
Crude oil and natural gas	$21.20	$20.98
Other equipment	0.38	0.32
Asset retirement obligation accretion	0.08	0.06
Depreciation, depletion, amortization and accretion	$21.66	$21.36
Estimated proved reserves are a key component in our computation of DD&A expense. If commodity prices decline, downward revisions of proved reserves may occur in the future, which may be significant and would result in an increase in our DD&A rate. We are unable to predict the timing and amount of future reserve revisions or the impact such revisions may have on our future DD&A rate.
Property Impairments. Total property impairments decreased $39.0 million, or 40%, to $57.7 million for the 2016 third quarter compared to $96.7 million for the 2015 third quarter primarily due to a decrease in proved property impairments. Proved property impairments totaled $2.9 million for the 2016 third quarter compared to $36.3 million for the third quarter of 2015. This decrease resulted from differences in the timing and severity of commodity price declines and resulting impact on fair value assessments and impairments between periods. As a result of the impairments and DD&A recognized to date, our proved properties are carried at values that, when compared to estimated future net cash flows, required minimal impairment for the 2016 third quarter.
Estimated reserves are a key component in assessing proved properties for impairment. If commodity prices decline, downward revisions of reserves may be significant in the future and could result in additional impairments of proved properties. We are unable to predict the timing and amount of future reserve revisions or the impact such revisions may have on future impairments, if any.
Impairments of non-producing properties decreased $5.6 million, or 9%, to $54.8 million for the 2016 third quarter compared to $60.4 million for the 2015 third quarter. The decrease was due to a lower balance of unamortized leasehold costs in the current year due in part to reduced land capital expenditures along with changes in the timing and magnitude of amortization of undeveloped leasehold costs between periods resulting from changes in the Company's estimates of undeveloped properties not expected to be developed before lease expiration.
General and Administrative ("G&A") Expenses. Total G&A expenses decreased $9.4 million, or 17%, to $44.4 million for the third quarter of 2016 from $53.8 million for third quarter of 2015. Total G&A expenses include non-cash charges for equity compensation of $13.2 million and $12.9 million for the third quarters of 2016 and 2015, respectively. G&A expenses other than equity compensation included in the total G&A expense figure above totaled $31.2 million for the 2016 third quarter, a decrease of $9.7 million, or 24%, compared to the 2015 third quarter primarily due to a reduction in employee related costs and other efforts to reduce spending in response to depressed commodity prices.
The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Three months ended September 30,
$/Boe	2016	2015
General and administrative expenses	$1.63	$1.95
Non-cash equity compensation	0.69	0.61
Total general and administrative expenses	$2.32	$2.56
Interest Expense. Interest expense increased $2.7 million, or 3%, to $82.1 million for the third quarter of 2016 compared to $79.4 million for the third quarter of 2015 due to higher borrowing costs incurred on our credit facility and three-year term loan resulting from downgrades of our credit rating in February 2016. Our weighted average outstanding long-term debt balance for the 2016 third quarter was approximately $7.1 billion with a weighted average interest rate of 4.4%, consistent with the 2015 third quarter. The 2016 third quarter includes approximately $11 million of interest expense associated with our 2020 Notes and 2021 Notes that will be redeemed on November 10, 2016.
Income Taxes. We recorded an income tax benefit for the third quarter of 2016 of $65.3 million compared to a benefit of $48.7 million for the third quarter of 2015, resulting in effective tax rates of approximately 37% for both periods after taking into account permanent taxable differences and valuation allowances. For the third quarters of 2016 and 2015, we provided for income taxes at a combined federal and state tax rate of 38% of pre-tax losses generated by our operations in the United States and 25% of pre-tax losses generated by our operations in Canada. Our consolidated effective tax rates for the third quarter periods were reduced as a result of valuation allowances totaling $0.7 million for the 2016 third quarter and $0.9 million for the 2015 third quarter being recognized against deferred tax assets arising from operating loss carryforwards generated by our Canadian subsidiary for which we do not believe we will realize a benefit.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
Results of Operations
The following table presents selected financial and operating information for the periods presented.

	Nine months ended September 30,
In thousands, except sales price data	2016	2015
Crude oil and natural gas sales	$1,435,194	$2,001,151
Gain (loss) on crude oil and natural gas derivatives, net	(24,477)	74,545
Crude oil and natural gas service operations	19,867	28,991
Total revenues	1,430,584	2,104,687
Operating costs and expenses (1)	(1,873,415)	(2,185,872)
Other expenses, net	(243,771)	(231,430)
Loss before income taxes	(686,602)	(312,615)
Benefit for income taxes	259,254	98,623
Net loss	$(427,348)	$(213,992)
Production volumes:
Crude oil (MBbl)	36,133	40,124
Natural gas (MMcf)	143,697	120,647
Crude oil equivalents (MBoe)	60,083	60,232
Sales volumes:
Crude oil (MBbl)	36,080	40,210
Natural gas (MMcf)	143,697	120,647
Crude oil equivalents (MBoe)	60,029	60,318
Average sales prices:
Crude oil ($/Bbl)	$33.51	$42.60
Natural gas ($/Mcf)	1.57	2.39
Crude oil equivalents ($/Boe)	23.91	33.18
(1) Net of gain on sale of assets of $103.2 million and $22.9 million for the nine months ended September 30, 2016 and 2015, respectively.
Production
The following tables reflect our production by product and region for the periods presented.

	Nine months ended September 30,				Volume increase (decrease)	Volume percent increase (decrease)
	2016		2015
	Volume	Percent	Volume	Percent
Crude oil (MBbl)	36,133	60%	40,124	67%	(3,991)	(10%)
Natural gas (MMcf)	143,697	40%	120,647	33%	23,050	19%
Total (MBoe)	60,083	100%	60,232	100%	(149)	—%

	Nine months ended September 30,				Volume increase (decrease)	Volume percent increase (decrease)
	2016		2015
	MBoe	Percent	MBoe	Percent
North Region	37,243	62%	41,257	68%	(4,014)	(10%)
South Region	22,840	38%	18,975	32%	3,865	20%
Total	60,083	100%	60,232	100%	(149)	—%
The 10% decrease in crude oil production for year to date 2016 was driven primarily by decreased production from our North region properties in North Dakota Bakken, Montana Bakken and the Red River units due to natural declines in production coupled with a curtailment of production in the 2016 third quarter resulting from low crude oil prices. North Dakota Bakken crude oil production decreased 3,279 MBbls, or 12%, and Montana Bakken production decreased 880 MBbls, or 28%, while production in the Red River units decreased 410 MBbls, or 13%, over the prior year period. Additionally, crude oil production in SCOOP decreased 76 MBbls, or 1%, resulting from a shift in our activities to liquids-rich natural gas areas of that play offering higher rates of return and opportunities to convert undeveloped acreage to acreage held by production. These decreases were partially offset by an increase of 795 MBbls in crude oil production from our STACK/Northwest Cana properties due to additional wells being completed and producing as a result of a shift in our drilling and completion activities to high rate-of-return opportunities in that area.
The 19% increase in natural gas production for year to date 2016 was driven by increased production from our properties in the STACK, Northwest Cana, and SCOOP plays due to additional wells being completed and producing subsequent to September 30, 2015. Natural gas production in STACK/Northwest Cana increased 11,121 MMcf, or 156%, and SCOOP production increased 9,038 MMcf, or 13%, over the prior year period. Additionally, North Dakota Bakken production increased 4,190 MMcf, or 12%, due to an increase in gas capture from non-operated properties and resulting increase in volumes produced and delivered to market. These increases were partially offset by decreases in production from various areas in our North and South regions primarily due to natural declines in production.
Our reduction in capital spending and deferral of certain well completion activities throughout 2016 has adversely impacted our rate of production. We expect our rate of production to average between 215,000 and 220,000 Boe per day for the full year of 2016 compared to average daily production of 221,715 Boe per day for full year 2015.
Revenues
Crude Oil and Natural Gas Sales. Crude oil and natural gas sales for year to date 2016 were $1.44 billion, a 28% decrease from sales of $2.00 billion for the same period in 2015 due to decreases in commodity prices and total sales volumes.
Our crude oil sales prices averaged $33.51 per barrel for year to date 2016, a decrease of 21% compared to $42.60 for year to date 2015 due to lower crude oil market prices. The differential between NYMEX WTI calendar month average crude oil prices and our realized crude oil price per barrel for year to date 2016 was $7.44 per barrel compared to $8.54 for year to date 2015. The improved differential was due to increased use of pipeline transportation to move our North region crude oil to market with less dependence on more costly rail transportation, along with significant growth in our South region production which typically has lower transportation costs compared to the Bakken due to its relatively close proximity to regional refineries and the crude oil trading hub in Cushing, Oklahoma.
Our natural gas sales prices averaged $1.57 per Mcf for year to date 2016, a 34% decrease compared to $2.39 for year to date 2015 due primarily to the amendment of certain natural gas sales agreements in 2016. The amended contracts contributed to an increase in the discount between our realized natural gas sales prices and NYMEX Henry Hub calendar month natural gas prices from $0.39 per Mcf for year to date 2015 to $0.73 per Mcf for year to date 2016. The majority of our natural gas production is sold at our lease locations to midstream purchasers with price realizations impacted by the volume and value of NGLs that purchasers extract from our sales stream.
For year to date 2016, our crude oil sales volumes decreased 10% from the comparable 2015 period, while our natural gas sales volumes increased 19%, reflecting the shift in our well completion activities away from oil-weighted properties in the Bakken to areas in Oklahoma with higher concentrations of liquids-rich natural gas.
At various times we have stored crude oil due to pipeline line fill requirements, low commodity prices, or marketing disruptions or we have sold crude oil from inventory. These actions result in differences between produced and sold crude oil volumes and caused crude oil sales volumes to be lower than crude oil production by 53 MBbls for year to date 2016.
Derivatives. Changes in natural gas prices during the nine months ended September 30, 2016 had an unfavorable impact on the fair value of our natural gas derivatives, which resulted in negative revenue adjustments of $24.5 million for the period, representing $107.6 million of non-cash losses on derivatives partially offset by $83.1 million of cash gains.
Operating Costs and Expenses
Production Expenses. Production expenses decreased $49.0 million, or 18%, from $268.7 million for year to date 2015 to $219.7 million for year to date 2016. Production expenses on a per-Boe basis decreased to $3.66 for year to date 2016 compared to $4.45 for the comparable 2015 period. These decreases primarily resulted from reduced service costs being realized in response to depressed commodity prices, increased availability and use of water gathering and recycling facilities over the prior year period, and a higher portion of our production coming from wells in Oklahoma which typically have lower operating costs compared to wells in the Bakken.
Production Taxes and Other Expenses. Production taxes and other expenses decreased $53.4 million, or 34%, to $104.2 million for year to date 2016 compared to $157.6 million for year to date 2015 primarily due to lower crude oil and natural gas revenues resulting primarily from decreases in commodity prices over the prior year period. Production taxes as a percentage of crude oil and natural gas revenues were 7.3% for year to date 2016 compared to 7.8% for year to date 2015, the decrease of which resulted from significant growth over the past year in our STACK, Northwest Cana and SCOOP operations and resulting increase in revenues coming from Oklahoma, which has lower production tax rates compared to North Dakota. We expect our average production tax rate for the remainder of 2016 will continue to trend lower than 2015 levels as our operations in Oklahoma continue to grow in relative significance and given the passing of legislation in North Dakota in 2015 that decreased the production tax rate on crude oil revenues effective January 1, 2016.
Exploration Expenses. The following table shows the components of exploration expenses for the periods presented.

	Nine months ended September 30,
In thousands	2016	2015
Geological and geophysical costs	$8,493	$6,497
Exploratory dry hole costs	233	8,183
Exploration expenses	$8,726	$14,680
The increase in geological and geophysical expenses in 2016 was due to changes in the timing and amount of costs incurred by the Company and billed to joint interest owners between periods.
Dry hole costs incurred in 2015 primarily reflect costs associated with an unsuccessful well in a prospect in our North region. There have been no significant dry hole costs incurred in 2016.
Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $32.1 million, or 2%, to $1.32 billion for year to date 2016 compared to $1.29 billion for the comparable period in 2015 primarily due to an increase in our DD&A rate between periods resulting from downward revisions of proved reserves at year-end 2015 and in 2016 prompted by depressed commodity prices. The following table shows the components of our DD&A on a unit of sales basis.

	Nine months ended September 30,
$/Boe	2016	2015
Crude oil and natural gas	$21.55	$20.98
Other equipment	0.37	0.32
Asset retirement obligation accretion	0.08	0.06
Depreciation, depletion, amortization and accretion	$22.00	$21.36
If commodity prices decline, additional downward revisions of proved reserves may occur in the future, which may be significant and would result in a further increase in our DD&A rate. We are unable to predict the timing and amount of future reserve revisions or the impact such revisions may have on our future DD&A rate.
Property Impairments. Total property impairments decreased $118.4 million, or 37%, to $202.7 million for year to date 2016 compared to $321.1 million for year to date 2015 primarily due to a decrease in proved property impairments. Proved property impairments totaled $2.9 million for year to date 2016 compared to $111.3 million for year to date 2015. This decrease resulted from differences in the timing and severity of commodity price declines and resulting impact on fair value assessments and impairments between periods. The prolonged decrease in commodity prices in 2015 triggered significant impairments of proved properties throughout 2015. As a result of the impairments and DD&A recognized to date, our proved properties are carried at values that, when compared to estimated future net cash flows, required minimal impairment during the nine months ended September 30, 2016.
If commodity prices decline, downward revisions of reserves may be significant in the future and could result in additional impairments of proved properties. We are unable to predict the timing and amount of future reserve revisions or the impact such revisions may have on future impairments, if any.
Impairments of non-producing properties decreased $10.0 million, or 5%, to $199.8 million for year to date 2016 compared to $209.8 million for year to date 2015. The decrease was due to a lower balance of unamortized leasehold costs in the current year due in part to reduced land capital expenditures along with changes in the timing and magnitude of amortization of undeveloped leasehold costs between periods resulting from changes in the Company's estimates of undeveloped properties not expected to be developed before lease expiration.
General and Administrative Expenses. Total G&A expenses decreased $30.4 million, or 21%, to $113.0 million for year to date 2016 from $143.4 million for the comparable period in 2015. Total G&A expenses include non-cash charges for equity compensation of $34.3 million and $40.3 million for year to date 2016 and year to date 2015, respectively. G&A expenses other than equity compensation included in the total G&A expense figure above totaled $78.7 million for year to date 2016, a decrease of $24.4 million, or 24%, compared to the comparable 2015 period.
The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Nine months ended September 30,
$/Boe	2016	2015
General and administrative expenses	$1.31	$1.71
Non-cash equity compensation	0.57	0.67
Total general and administrative expenses	$1.88	$2.38
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
Interest Expense. Year to date interest expense increased $12.0 million, or 5%, to $244.9 million compared to $232.9 million for the comparable 2015 period due to an increase in our weighted average outstanding long-term debt obligations. Our weighted average outstanding long-term debt balance for year to date 2016 was approximately $7.2 billion with a weighted average interest rate of 4.3% compared to averages of $6.8 billion and 4.4% for the comparable period in 2015. The increase in outstanding debt resulted from borrowings incurred subsequent to September 30, 2015 to fund our capital spending. We plan to redeem our 2020 Notes and 2021 Notes on November 10, 2016, which is expected to reduce our future interest expense by approximately $44 million annually, assuming no other changes in outstanding debt.
Income Taxes. We recorded an income tax benefit for the nine months ended September 30, 2016 of $259.3 million compared to a benefit of $98.6 million for the prior year period, resulting in effective tax rates of approximately 38% and 32%, respectively, after taking into account permanent taxable differences and valuation allowances. For year to date 2016 and 2015, we provided for income taxes at a combined federal and state tax rate of 38% of pre-tax losses generated by our operations in the United States and 25% of pre-tax losses generated by our operations in Canada. Our 2015 consolidated effective tax rate was reduced as a result of a $13.3 million valuation allowance being recognized against deferred tax assets arising from $52 million of operating loss carryforwards generated by our Canadian subsidiary for the nine months ended September 30, 2015 for which we do not believe we will realize a benefit.
Liquidity and Capital Resources
Our primary sources of liquidity have historically been cash flows generated from operating activities, financing provided by our revolving credit facility and the issuance of debt and equity securities. Additionally, in 2016 non-strategic asset dispositions have provided a significant source of cash flow that was used to reduce outstanding debt and enhance liquidity. At September 30, 2016, we had $19.5 million of cash and cash equivalents and approximately $2.18 billion of borrowing availability on our revolving credit facility after considering outstanding borrowings of $565 million and letters of credit. We are focused on balancing our 2016 capital spending with cash flows in order to minimize new borrowings and maintain ample liquidity. At October 31, 2016, outstanding borrowings totaled $295 million with approximately $2.45 billion of borrowing availability on our credit facility after considering outstanding borrowings and letters of credit. The decrease in outstanding borrowings in October reflects the reduction of debt using proceeds from our October sale of SCOOP properties for $295.6 million. We expect to borrow approximately $624 million under our credit facility on or around November 10, 2016 to fund the redemptions of our 2020 Notes and 2021 Notes. Such borrowings will serve to offset our previous reduction of outstanding credit facility borrowings which used proceeds totaling approximately $630 million from asset dispositions completed in 2016 through October 31, 2016, resulting in no net increase in year to date debt associated with the redemptions. See Note 10. Property Dispositions and Note 11. Subsequent Events in Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion of our asset dispositions and pending senior note redemptions.
Based on our 2016 capital expenditure budget, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our revolving credit facility, three-year term loan, and senior note indentures for at least the next 12 months. Further, we expect to meet in the ordinary course of business other contractual cash commitments to third parties as of September 30, 2016, including those described in Note 7. Commitments and Contingencies and Note 11. Subsequent Events in Notes to Unaudited Condensed Consolidated Financial Statements, recognizing we may be required to meet such commitments even if our business plan assumptions were to change.

Cash Flows
Cash flows from operating activities
Our net cash provided by operating activities was $863.9 million and $1.42 billion for the nine months ended September 30, 2016 and 2015, respectively. The decrease in operating cash flows was primarily due to lower crude oil and natural gas revenues driven by lower realized commodity prices, partially offset by lower production expenses, production taxes, and general and administrative expenses and an increase in cash gains on matured natural gas derivatives.
Given the current commodity price environment, we expect our operating cash flows for the remainder of 2016 will continue to be lower than 2015 levels, the extent of which is uncertain due to the unpredictable nature of commodity prices.
Cash flows used in investing activities
During the nine months ended September 30, 2016 and 2015, we had cash flows used in investing activities of $884.5 million and $2.63 billion, respectively, related to our capital program, inclusive of exploration and development drilling, property acquisitions, and dry hole costs. Property acquisitions totaled $22.6 million and $43.2 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in capital spending was driven by a decrease in our capital budget and related drilling activity for 2016. Our cash capital expenditures for 2016 include the payment of amounts owed at December 31, 2015 in connection with our 2015 drilling program and associated $96.6 million decrease in accruals for capital expenditures for the nine months ended September 30, 2016.
The use of cash for capital expenditures in 2016 and 2015 was partially offset by proceeds received from asset dispositions, which totaled $334.3 million and $33.2 million for the nine months ended September 30, 2016 and 2015, respectively. See Note 10. Property Dispositions in Notes to Unaudited Condensed Consolidated Financial Statements.
We expect our capital spending for the remainder of 2016 will continue to be lower than 2015 levels due to the significant decrease in our budgeted capital spending.
Cash flows from financing activities
Net cash used in financing activities for the nine months ended September 30, 2016 was $305.6 million primarily resulting from net repayments of $288 million on our revolving credit facility during the period. The net repayments resulted from the reduction of credit facility debt using proceeds totaling $334.3 million from 2016 asset dispositions completed through September 30, 2016, partially offset by borrowings incurred to fund operations and debt interest payments.
Net cash provided by financing activities for the nine months ended September 30, 2015 was $1.18 billion primarily resulting from net borrowings on our revolving credit facility during that period to fund operations.
We are seeking to generally balance our 2016 capital expenditures with cash flows to minimize new borrowings.
Future Sources of Financing
Although we cannot provide any assurance, we believe funds from operating cash flows, our remaining cash balance and availability under our revolving credit facility should be sufficient to meet our cash requirements inclusive of, but not limited to, normal operating needs, pending senior note redemptions, debt service obligations, planned capital expenditures, and commitments for at least the next 12 months.
Our 2016 capital expenditures budget has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility. If cash flows are materially impacted by declines in commodity prices, we have the ability to reduce our capital expenditures or utilize the availability of our revolving credit facility if needed to fund our operations. We may choose to access the capital markets for additional financing or capital to take advantage of business opportunities that may arise if such financing can be arranged on favorable terms. Further, we may choose to sell additional assets or enter into strategic joint development opportunities in order to obtain funding for our operations and capital program.
We currently anticipate we will be able to generate or obtain funds sufficient to meet our short-term and long-term cash requirements. We intend to fund future capital expenditures primarily through cash flows from operations and through borrowings under our revolving credit facility, but we may also issue debt or equity securities or sell additional assets. The issuance of additional debt requires a portion of our cash flows from operations be used for the payment of interest and principal on our debt, thereby reducing our ability to use cash flows to fund working capital, capital expenditures and acquisitions. The issuance of additional equity securities could have a dilutive effect on the value of our common stock.

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
As of October 31, 2016, we had approximately $2.45 billion of borrowing availability on our credit facility after considering outstanding borrowings, letters of credit, and the repayment of credit facility borrowings using the $295.6 million of proceeds from our October 2016 sale of SCOOP properties. We expect to borrow approximately $624 million under our credit facility on or around November 10, 2016 to fund the redemptions of our 2020 Notes and 2021 Notes, which will result in an equivalent decrease in borrowing availability. See Note 11. Subsequent Events in Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion. Our credit facility borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to our senior, unsecured, long-term indebtedness.
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
We were in compliance with our revolving credit facility covenants at September 30, 2016 and expect to maintain compliance for at least the next 12 months. At September 30, 2016, our consolidated net debt to total capitalization ratio, as defined in our revolving credit facility as amended, was 0.58 to 1.00. As we continue to focus on balancing our capital spending with cash flows to minimize new borrowings, we do not believe the revolving credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing to a material extent if needed to support our business. At September 30, 2016, our total debt would have needed to independently increase by approximately $2.4 billion above the existing level at that date (with no corresponding increase in cash or reduction in refinanced debt) to reach the maximum covenant ratio of 0.65 to 1.00. Alternatively, our total shareholders' equity would have needed to independently decrease by approximately $1.3 billion (excluding the after-tax impact of any non-cash impairment charges) below the existing level at September 30, 2016 to reach the maximum covenant ratio. These independent point-in-time sensitivities do not take into account other factors that could arise to mitigate the impact of changes in debt and equity on our consolidated net debt to total capitalization ratio, such as disposing of assets or exploring alternative sources of capitalization.
Joint development agreement funding
In September 2014, we entered into an agreement with a U.S. subsidiary of SK E&S Co. Ltd ("SK") of South Korea to jointly develop a significant portion of the Company's Northwest Cana natural gas properties. Pursuant to the agreement SK will fund, or carry, 50% of our drilling and completion costs attributable to an area of mutual interest within our Northwest Cana properties until approximately $270 million has been expended by SK on our behalf. As of September 30, 2016, approximately $162 million of the carry to be expended by SK on our behalf had yet to be realized and is expected to be realized through 2019.

Future Capital Requirements
Senior notes
Our debt includes outstanding senior note obligations totaling $5.8 billion at September 30, 2016, inclusive of the 2020 Notes and 2021 Notes to be redeemed on November 10, 2016 as discussed below. Excluding the pending redemptions of our 2020 Notes and 2021 Notes, the earliest scheduled maturity of our senior notes is the $2.0 billion of 2022 Notes due in September 2022. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 6. Long-Term Debt in Notes to Unaudited Condensed Consolidated Financial Statements.
We were in compliance with our senior note covenants at September 30, 2016 and expect to maintain compliance for at least the next 12 months. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt, such as the downgrades by S&P and Moody's that occurred in February 2016, do not trigger additional senior note covenants.
Three of our subsidiaries, Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, and The Mineral Resources Company, which have no material assets or operations, fully and unconditionally guarantee the senior notes on a joint and several basis. Our other subsidiaries, the value of whose assets and operations are minor, do not guarantee the senior notes as of September 30, 2016.
Senior note redemptions
In October 2016, we announced we will redeem all of our outstanding 7.375% Senior Notes due 2020 and 7.125% Senior Notes due 2021 on November 10, 2016. Refer to Note 11. Subsequent Events in Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion. We expect to fund the redemptions using borrowings under our revolving credit facility. Such borrowings will serve to offset our previous reduction of outstanding credit facility borrowings which used proceeds totaling approximately $630 million from asset dispositions completed in 2016 through October 31, 2016, resulting in no net increase in year to date debt associated with the redemptions.
Term loan
We have a $500 million unsecured term loan that matures in full in November 2018 and bears interest at variable market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company's senior, unsecured, long-term indebtedness. Downgrades or other negative rating actions with respect to our credit rating, such as the S&P and Moody's downgrades that occurred in February 2016, do not trigger a security requirement or change in covenants for the term loan. The February 2016 downgrades of our credit rating did, however, trigger a 0.125% increase in our term loan's interest rate. The interest rate on the term loan was 2.02% at September 30, 2016.
Capital expenditures
We evaluate opportunities to purchase or sell crude oil and natural gas properties and expect to participate as a buyer or seller of properties at various times. We seek acquisitions that utilize our technical expertise or offer opportunities to expand our existing core areas. Acquisition expenditures are not budgeted.
We plan to increase our well completion activities in the 2016 fourth quarter relative to our previous plan. Additionally, we have experienced an increase in our average working interest in operated and non-operated wells across certain of our plays in recent months. As a result, we have increased our 2016 non-acquisition capital expenditures budget from $920 million to a new budget of approximately $1.1 billion, which is expected to be allocated as follows:

In millions	Amount
Exploration and development drilling	$939
Land costs	93
Capital facilities, workovers and other corporate assets	63
Seismic	5
Total 2016 capital budget, excluding acquisitions	$1,100

For the nine months ended September 30, 2016, we invested approximately $768.0 million in our capital program, excluding $22.6 million of unbudgeted acquisitions, excluding $96.6 million of capital costs associated with decreased accruals for capital expenditures, and including $2.7 million of seismic costs. Our 2016 year to date capital expenditures were allocated as follows by quarter:

In millions	1Q 2016	2Q 2016	3Q 2016	YTD 2016
Exploration and development drilling	$290.0	$179.6	$198.0	$667.6
Land costs	19.9	18.8	21.1	59.8
Capital facilities, workovers and other corporate assets	9.9	11.0	17.0	37.9
Seismic	0.1	—	2.6	2.7
Capital expenditures, excluding acquisitions	319.9	209.4	238.7	768.0
Acquisitions of producing properties	—	—	—	—
Acquisitions of non-producing properties	4.4	9.9	8.3	22.6
Total acquisitions	4.4	9.9	8.3	22.6
Total capital expenditures	$324.3	$219.3	$247.0	$790.6
The actual amount and timing of our capital expenditures may differ materially from our budget as a result of, among other things, access to capital, available cash flows, unbudgeted acquisitions, actual drilling results, the availability of drilling and completion rigs and other services and equipment, the availability of transportation capacity, changes in commodity prices, and regulatory, technological and competitive developments. We monitor our capital spending closely based on actual and projected cash flows and may scale back our spending should commodity prices decrease from current levels. Conversely, an increase in commodity prices from current levels could result in a further increase in capital expenditures. We expect to continue participating as a buyer of properties when and if we have the ability to increase our position in strategic plays at competitive terms.
Commitments
Refer to Note 7. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain future commitments of the Company as of September 30, 2016. We believe our cash flows from operations, our remaining cash balance, and amounts available under our revolving credit facility will be sufficient to satisfy our commitments.
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
Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for crude oil and natural gas has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index prices. Based on our average daily production for the nine months ended September 30, 2016, and excluding any effect of our derivative instruments in place, our annual revenue would increase or decrease by approximately $481 million for each $10.00 per barrel change in crude oil prices at September 30, 2016 and $191 million for each $1.00 per Mcf change in natural gas prices at September 30, 2016.
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
Changes in natural gas prices during the nine months ended September 30, 2016 had an overall unfavorable impact on the fair value of our derivative instruments. For the nine months ended September 30, 2016, we recognized cash gains on natural gas derivatives of $83.1 million which were more than offset by non-cash mark-to-market losses on natural gas derivatives of $107.6 million.
The fair value of our natural gas derivative instruments at September 30, 2016 was a net liability of $6.4 million. An assumed increase in the forward prices used in the September 30, 2016 valuation of our natural gas derivatives of $1.00 per MMBtu would increase our natural gas derivative liability to approximately $106 million at September 30, 2016. Conversely, an assumed decrease in forward prices of $1.00 per MMBtu would change our natural gas derivative valuation to a net asset of approximately $86 million at September 30, 2016.
Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our crude oil and natural gas production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($336 million in receivables at September 30, 2016), our joint interest receivables ($279 million at September 30, 2016), and counterparty credit risk associated with our derivative instrument receivables ($14 million at September 30, 2016).
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
Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $72 million at September 30, 2016, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on our co-owners interest in the well to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.
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

We had an aggregate of $795 million of variable rate borrowings outstanding on our revolving credit facility and three-year term loan at October 31, 2016. The impact of a 0.25% increase in interest rates on this amount of debt would result in increased interest expense of approximately $2.0 million per year and a $1.2 million decrease in net income per year.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of September 30, 2016 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2016, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers – The following table provides information about purchases of shares of our common stock during the three months ended September 30, 2016:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2016 to July 31, 2016	3,213	$45.73	—	—
August 1, 2016 to August 31, 2016	13,546	$47.48	—	—
September 1, 2016 to September 30, 2016	327	$44.29	—	—
Total	17,086	$47.09	—	—

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

CONTINENTAL RESOURCES, INC.

Date:	November 2, 2016	By:	/s/ John D. Hart
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