Form 10-K
period 2016-12-31
CONTINENTAL RESOURCES, INC
filed 2017-02-22
CIK 732834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 was approximately $3.9 billion, based upon the closing price of $45.27 per share as reported by the New York Stock Exchange on such date.
374,483,998 shares of our $0.01 par value common stock were outstanding on January 31, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of Continental Resources, Inc. for the Annual Meeting of Shareholders to be held in May 2017, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

i

“MBoe” One thousand Boe.
“Mcf” One thousand cubic feet of natural gas.
“MMBo” One million barrels of crude oil.
“MMBoe” One million Boe.
“MMBtu” One million British thermal units.
“MMcf” One million cubic feet of natural gas.
“net acres” or “net wells” Refers to the sum of the fractional working interests owned in gross acres or gross wells.
“NYMEX” The New York Mercantile Exchange.
“pad drilling" or "pad development" Describes a well site layout which allows for drilling multiple wells from a single pad resulting in less environmental impact and lower per-well drilling and completion costs.
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
“proved undeveloped reserves” or “PUD” Proved reserves expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for completion.
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

“STACK” Refers to Sooner Trend Anadarko Canadian Kingfisher, a term used to describe a resource play located in the Anadarko Basin of Oklahoma characterized by stacked geologic formations with major targets in the Meramec, Osage and Woodford formations. A significant portion of our STACK acreage is located in over-pressured portions of Blaine, Dewey and Custer counties of Oklahoma. Historically, our properties in those counties that produced from the Woodford formation were referred to as the Northwest Cana district, while properties often underlying the same surface acreage that produced from the Meramec and Osage formations were referred to as the STACK district. Such properties were historically combined by us and referred to as "Northwest Cana/STACK". Effective December 31, 2016, we now refer to such properties simply as "STACK".
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
Forward-looking statements may include, but are not limited to, statements about:

•	our strategy;

•	our business and financial plans;

•	our future operations;

•	our crude oil and natural gas reserves and related development plans;

•	technology;

•	future crude oil, natural gas liquids, and natural gas prices and differentials;

•	the timing and amount of future production of crude oil and natural gas and flaring activities;

•	the amount, nature and timing of capital expenditures;

•	estimated revenues, expenses and results of operations;

•	drilling and completing of wells;

•	competition;

•	marketing of crude oil and natural gas;

•	transportation of crude oil, natural gas liquids, and natural gas to markets;

•	property exploitation or property acquisitions and dispositions;

•	costs of exploiting and developing our properties and conducting other operations;

•	our financial position;

•	general economic conditions;

•	credit markets;

•	our liquidity and access to capital;

•	the impact of governmental policies, laws and regulations, as well as regulatory and legal proceedings involving us and of scheduled or potential regulatory or legal changes;

•	our future operating and financial results;

•	our future commodity or other hedging arrangements; and

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
General
We are an independent crude oil and natural gas company with properties in the North, South and East regions of the United States. The North region consists of properties north of Kansas and west of the Mississippi River and includes North Dakota Bakken, Montana Bakken, and the Red River units. The South region includes all properties south of Nebraska and west of the Mississippi River including various plays in the SCOOP (South Central Oklahoma Oil Province), STACK (Sooner Trend Anadarko Canadian Kingfisher), and Arkoma Woodford areas of Oklahoma. Historically, our properties in Blaine, Dewey and Custer counties of Oklahoma that produced from the Woodford formation were referred to as the Northwest Cana district, while properties often underlying the same surface acreage in those counties that produced from the Meramec and Osage formations were referred to as the STACK district. Such properties were historically combined by us and referred to as "Northwest Cana/STACK". Effective December 31, 2016, we now refer to such properties simply as "STACK". The East region is comprised of undeveloped leasehold acreage east of the Mississippi River with no current drilling or production operations.
We were originally formed in 1967 to explore for, develop and produce crude oil and natural gas properties. Through the late 1980s, our activities and growth remained focused primarily in Oklahoma. In the late 1980s, we expanded our activity into the North region. The North region comprised approximately 61% of our crude oil and natural gas production and approximately 69% of our crude oil and natural gas revenues for the year ended December 31, 2016. Approximately 50% of our estimated proved reserves as of December 31, 2016 are located in the North region. In recent years, we have significantly expanded our activity in our South region with our discovery of the SCOOP play and our increased activity in the STACK play. Our South region comprised approximately 39% of our crude oil and natural gas production, 31% of our crude oil and natural gas revenues, and 50% of our estimated proved reserves as of and for the year ended December 31, 2016.
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
As of December 31, 2016, our estimated proved reserves were 1,275 MMBoe, with estimated proved developed reserves of 519 MMBoe, or 41% of our total estimated proved reserves. Crude oil represents approximately 50% of our estimated proved reserves as of December 31, 2016. The standardized measure of our discounted future net cash flows totaled approximately $5.5 billion at December 31, 2016.
For 2016, we generated crude oil and natural gas revenues of $2.03 billion and operating cash flows of $1.13 billion. Crude oil accounted for approximately 59% of our total production and approximately 82% of our crude oil and natural gas revenues for 2016. Production averaged 216,912 Boe per day for 2016, a 2% decrease compared to average production of 221,715 Boe per day for 2015. Average daily production for the quarter ended December 31, 2016 decreased 7% to 209,861 Boe per day compared to 224,936 Boe per day for the quarter ended December 31, 2015, reflecting natural declines in production, reduced drilling and completion activities, and persistent severe winter weather in North Dakota in late 2016.
The table below summarizes our total estimated proved reserves, PV-10 and net producing wells as of December 31, 2016, average daily production for the quarter ended December 31, 2016 and the reserve-to-production index in our principal operating areas. The PV-10 values shown below are not intended to represent the fair market value of our crude oil and natural gas properties. There are numerous uncertainties inherent in estimating quantities of crude oil and natural gas reserves. See Part I, Item 1A. Risk Factors and “Critical Accounting Policies and Estimates” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for further discussion of uncertainties inherent in the reserve estimates.

	December 31, 2016				Average daily production for fourth quarter 2016 (Boe per day)		Annualized reserve/production index (2)
	Proved reserves (MBoe)	Percent of total	PV-10 (1) (In millions)	Net producing wells		Percent of total
North Region:
Bakken field
North Dakota Bakken	552,965	43.4%	$3,492	1,187	96,035	45.8%	15.8
Montana Bakken	38,936	3.1%	261	265	8,489	4.0%	12.6
Red River units
Cedar Hills	35,502	2.8%	354	130	7,572	3.6%	12.8
Other Red River units	2,470	0.2%	20	117	2,568	1.2%	2.6
Other	1,223	0.1%	6	8	4,109	2.0%	0.8
South Region:
SCOOP	471,921	37.0%	1,910	244	63,490	30.3%	20.4
STACK	161,243	12.6%	574	94	24,426	11.6%	18.1
Arkoma Woodford	6,796	0.5%	21	54	1,929	0.9%	9.7
Other	3,808	0.3%	17	207	1,243	0.6%	8.4
Total	1,274,864	100.0%	$6,655	2,306	209,861	100.0%	16.6

(1)
PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues of approximately $1.1 billion. Neither PV-10 nor Standardized Measure represents an estimate of the fair market value of our crude oil and natural gas properties. We and others in the crude oil and natural gas industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific income tax characteristics of such entities. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures for further discussion.

(2)
The Annualized Reserve/Production Index is the number of years that estimated proved reserves would last assuming current production continued at the same rate. This index is calculated by dividing annualized fourth quarter 2016 production into estimated proved reserve volumes as of December 31, 2016.

Business Environment and Outlook
Crude oil prices faced significant downward pressure in early 2016 due to domestic and global supply and demand factors, with prices dropping to $26 per barrel in February 2016, a level not seen since 2003. Natural gas prices also faced significant downward pressure in early 2016, dropping to $1.49 per MMBtu in March 2016, a level not seen since 1998. Commodity prices subsequently showed signs of stabilization and improvement in late 2016, with crude oil prices reaching $54 per barrel and natural gas prices reaching $3.80 per MMBtu in December 2016.
Commodity prices remain volatile and unpredictable and it is uncertain whether the increase in market prices experienced in recent months will be sustained. In light of this uncertainty, our primary business strategies for 2017 will focus on: (1) high-grading investments based on rates of return and opportunities to work down our large inventory of drilled but uncompleted wells and convert undeveloped acreage to acreage held by production, (2) optimizing cash flows through operating efficiencies, cost reductions, and enhanced completions, (3) managing capital spending to minimize the incurrence of new debt and maintain ample liquidity and financial flexibility, and (4) further reducing debt using proceeds from potential sales of non-strategic assets.
In response to the stabilization and improvement in commodity prices in late 2016 we have increased our planned non-acquisition capital spending for 2017 to $1.95 billion compared to $1.07 billion spent in 2016. This planned investment level has been set based on an expectation of available cash flows for 2017 at an assumed average West Texas Intermediate benchmark crude oil price of $55 per barrel and an assumed average Henry Hub benchmark price of $3.14 per Mcf for the year.

As part of our planned increase in spending for 2017, we expect to increase our well completion activities and begin to work down our large year-end 2016 inventory of uncompleted wells in North Dakota. Starting in late 2015, we significantly reduced our Bakken well completion activities in response to depressed crude oil prices and shifted our focus to higher rate-of-return areas in Oklahoma that typically have higher concentrations of natural gas. As a result of this shift, our inventory of uncompleted wells in North Dakota Bakken grew to 187 gross (138 net) operated wells at December 31, 2016 and natural gas grew to become a larger portion of our total production and revenues in 2016 compared to our historical results. During 2016, we worked to test and develop the best enhanced completion methods to improve production and reserve potential. For 2017, we expect to begin realizing the value from those efforts in conjunction with our increased well completion activities.
Approximately $550 million of our 2017 capital budget is expected to be allocated toward the completion of operated and non-operated North Dakota Bakken wells that were drilled but not completed as of year-end 2016, which is expected to reduce our operated uncompleted well inventory in that play by 131 gross (100 net) operated wells in 2017. Additionally, in 2017 we plan to spend approximately $226 million to drill 101 gross (57 net) new operated Bakken wells, of which 17 gross (8 net) wells are expected to have first production in 2017, and $264 million on new non-operated Bakken drilling. Further, in 2017 we plan to spend approximately $435 million primarily in oil-weighted areas of the STACK play and $245 million in the SCOOP play. This planned allocation of capital is expected to result in crude oil becoming a larger portion of our total production as 2017 progresses. Crude oil is projected to account for approximately 59% of our total production by year-end 2017 compared to approximately 55% in the fourth quarter of 2016.
Our increased drilling and completion activities are projected to result in an increase in our average daily production from 216,912 Boe per day for 2016 to between 220,000 and 230,000 Boe per day for 2017. Our rate of production is expected to be relatively flat through the first half of 2017 relative to year-end 2016, but is expected to accelerate in the second half of the year due to production commencing from our Bakken well completion activities. Our inventory of uncompleted wells represents significant value to Continental and our increased completion activities are expected to be a key driver of our production and cash flow growth in 2017. We plan to be disciplined, however, and may adjust our pace of development as 2017 market conditions evolve. See the section below titled Summary of Crude Oil and Natural Gas Properties and Projects for further discussion of our 2017 plans.
Our Business Strategy
Despite ongoing volatility and uncertainty in commodity prices, our business strategy continues to be focused on increasing shareholder value by finding and developing crude oil and natural gas reserves at costs that provide attractive rates of return. The principal elements of this strategy include:
Growing and sustaining a premier portfolio of assets focused on high rate-of-return projects. We hold a portfolio of leasehold acreage, drilling opportunities and uncompleted wells in certain premier U.S. resource plays with varying exposure to crude oil, natural gas, and natural gas liquids. We pursue opportunities to develop our existing properties as well as explore for new resource plays where significant reserves may be economically developed. Our capital programs are designed to allocate investments to projects that provide opportunities to work down our large inventory of uncompleted wells, convert our undeveloped acreage to acreage held by production, and improve hydrocarbon recoveries and rates of return on capital employed. While our operations have historically focused on the exploration and development of crude oil, we also allocate significant capital to liquids-rich natural gas areas that provide attractive rates of return.
Optimizing cash flows through operating efficiencies, cost reductions, and enhanced completions. We continue to manage through the current commodity price environment by focusing on improving operating efficiencies and reducing costs. Our key operating areas are characterized by large acreage positions in select unconventional resource plays with multiple stacked geologic formations that provide repeatable drilling opportunities and resource potential. We operate a significant portion of our wells and leasehold acreage and believe the concentration of our operated assets allows us to leverage our technical expertise and manage the development of our properties to achieve cost reductions through operating efficiencies and economies of scale.
Building upon progress made in 2015, we continued to achieve large efficiency gains in various aspects of our business in 2016, including additional reductions in spud-to-total depth drilling times and average days to drill horizontal laterals, which led to significant reductions in drilling costs in our core areas incremental to those achieved in 2015. In addition to lowering our drilling costs, we also work to optimize cash flows through the use of enhanced completion technologies that help improve recoveries and rates of return. These efforts have had a positive impact on the efficiency of our capital deployed in recent years, resulting in significant improvement in the quantity of reserves found and developed per dollar invested.
Maintaining financial flexibility and a strong balance sheet. Maintaining a strong balance sheet, ample liquidity, and financial flexibility are key components of our business strategy. In 2016, we reduced our total debt by $538 million, or 8%, from $7.12 billion at year-end 2015 to $6.58 billion at year-end 2016. For 2017, we are targeting further debt reduction using proceeds from potential sales of non-strategic assets and will continue our focus on preserving financial flexibility and ample liquidity as we manage the risks facing our industry. As we have done historically to preserve or enhance liquidity we may adjust our capital program throughout the year, divest non-strategic assets, or enter into strategic joint ventures.
Focusing on organic growth through disciplined capital investments. Although we consider various growth opportunities, including property acquisitions, our primary focus is on organic growth through leasing and drilling in our core areas where we can exploit our extensive inventory of repeatable drilling opportunities to achieve attractive rates of return. From January 1, 2014 through December 31, 2016, our proved reserve additions through organic extensions and discoveries were 943 MMBoe compared to 1 MMBoe of proved reserve acquisitions during that same period.
Our Business Strengths
We have a number of strengths we believe will help us successfully execute our business strategy, including the following:
Large Acreage Inventory. We held approximately 786,800 net undeveloped acres and 1.18 million net developed acres under lease in certain premier U.S. resource plays as of December 31, 2016. Approximately 60% of our net undeveloped acres are located within unconventional resource plays in the Bakken, SCOOP, STACK and Arkoma Woodford areas. We have developed sizable acreage positions in our core operating areas and believe the concentration of our assets allows us to achieve operating efficiencies and reduce costs through economies of scale. We are among the largest leaseholders in the Bakken, SCOOP, and STACK plays with approximately 848,500 net acres, 345,700 net acres, and 196,200 net acres under lease in those respective plays at December 31, 2016. Being an early entrant in these plays has allowed us to capture significant acreage positions in core parts of the plays.
Expertise with Horizontal Drilling and Enhanced Completion Methods. We have substantial experience with horizontal drilling and enhanced completion methods and continue to be among the industry leaders in the use of new drilling and completion technologies. We continue to improve drilling and completion efficiencies through the use of multi-well pad drilling in our operating areas. Further, we are among industry leaders in drilling long lateral lengths. Results to date indicate longer laterals have a positive impact on well productivity and economics. We have also been among industry leaders in testing enhanced completion technologies involving various combinations of fluid types, proppant types and volumes, and stimulation stage lengths to determine optimal methods for improving recoveries and rates of return. We continually refine our drilling and completion techniques in an effort to deliver improved results across our properties.
Control Operations Over a Substantial Portion of Our Assets and Investments. As of December 31, 2016, we operated properties comprising 88% of our total proved reserves. By controlling a significant portion of our operations, we are able to more effectively manage the cost and timing of exploration and development of our properties, including the drilling and completion methods used.
Experienced Management Team. Our senior management team has extensive expertise in the oil and gas industry. Our Chief Executive Officer, Harold G. Hamm, began his career in the oil and gas industry in 1967. Our 10 senior officers have an average of 37 years of oil and gas industry experience.
Financial Position and Liquidity. We have a revolving credit facility with lender commitments totaling $2.75 billion which may be increased up to a total of $4.0 billion upon agreement with participating lenders to provide additional liquidity if needed to take advantage of business opportunities and fund our capital program and commitments. We had approximately $1.91 billion of available borrowing capacity under our credit facility at January 31, 2017 after considering outstanding borrowings and letters of credit. We have no near-term debt maturities, with our earliest maturity being a $500 million term loan due in November 2018.
Our revolving credit facility is unsecured and does not have a borrowing base requirement that is subject to periodic redetermination based on changes in commodity prices and proved reserves. Additionally, downgrades or other negative rating actions with respect to our credit rating do not trigger a reduction in our current revolving credit facility commitments, nor do such actions trigger a security requirement or change in covenants. Downgrades of our credit rating will, however, trigger increases in our revolving credit facility's interest rates and commitment fees paid on unused borrowing availability under certain circumstances.

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
The following table sets forth estimated proved crude oil and natural gas reserves information by reserve category as of December 31, 2016. The standardized measure of our discounted future net cash flows totaled approximately $5.5 billion at December 31, 2016. Our reserve estimates as of December 31, 2016 are based primarily on a reserve report prepared by Ryder Scott. In preparing its report, Ryder Scott evaluated properties representing approximately 99% of our PV-10 and 99% of our total proved reserves as of December 31, 2016. Our internal technical staff evaluated the remaining properties. A copy of Ryder Scott’s summary report is included as an exhibit to this Annual Report on Form 10-K.
Our estimated proved reserves and related future net revenues, Standardized Measure and PV-10 at December 31, 2016 were determined using the 12-month unweighted arithmetic average of the first-day-of-the-month commodity prices for the period of January 2016 through December 2016, without giving effect to derivative transactions, and were held constant throughout the lives of the properties. These prices were $42.75 per Bbl for crude oil and $2.49 per MMBtu for natural gas ($35.57 per Bbl for crude oil and $2.14 per Mcf for natural gas adjusted for location and quality differentials).

	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)	PV-10 (1) (in millions)
Proved developed producing	289,142	1,366,461	516,885	$4,611.8
Proved developed non-producing	1,068	4,159	1,761	10.5
Proved undeveloped	353,018	2,419,198	756,218	2,032.8
Total proved reserves	643,228	3,789,818	1,274,864	$6,655.1
Standardized Measure (1)				$5,510.2

(1)
PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues of approximately $1.1 billion. Neither PV-10 nor Standardized Measure represents an estimate of the fair market value of our crude oil and natural gas properties. We and others in the crude oil and natural gas industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific income tax characteristics of such entities. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures for further discussion.

The following table provides additional information regarding our estimated proved crude oil and natural gas reserves by region as of December 31, 2016.

	Proved Developed			Proved Undeveloped
	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
North Region:
Bakken field
North Dakota Bakken	185,017	367,560	246,277	232,506	445,091	306,688
Montana Bakken	21,072	34,155	26,764	10,545	9,765	12,172
Red River units
Cedar Hills	34,356	6,878	35,502	—	—	—
Other Red River units	2,371	593	2,470	—	—	—
Other	84	6,832	1,223	—	—	—
South Region:
SCOOP	37,933	677,448	150,841	77,991	1,458,532	321,080
STACK	8,557	218,447	44,965	31,976	505,810	116,278
Arkoma Woodford	3	40,758	6,796	—	—	—
Other	817	17,949	3,808	—	—	—
Total	290,210	1,370,620	518,646	353,018	2,419,198	756,218
The following table provides information regarding changes in total estimated proved reserves for the periods presented.

	Year Ended December 31,
MBoe	2016	2015	2014
Proved reserves at beginning of year	1,225,811	1,351,091	1,084,125
Revisions of previous estimates	(110,474)	(297,198)	(107,949)
Extensions, discoveries and other additions	249,430	253,173	440,621
Production	(79,390)	(80,926)	(63,579)
Sales of minerals in place	(10,513)	(329)	(3,227)
Purchases of minerals in place	—	—	1,100
Proved reserves at end of year	1,274,864	1,225,811	1,351,091
Revisions of previous estimates. Revisions represent changes in previous reserve estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs, or development costs.

The downward pressure on commodity prices experienced in recent years intensified in early 2016, with crude oil prices dropping to $26 per barrel in February 2016 and natural gas prices dropping to $1.49 per MMBtu in March 2016. Prices remained depressed for a significant portion of 2016, resulting in a decrease in the 12-month average prices used to estimate proved reserves at year-end 2016. The 12-month average price for crude oil decreased 15% from $50.28 per Bbl for 2015 to $42.75 per Bbl for 2016, while the 12-month average price for natural gas decreased 3% from $2.58 per MMBtu for 2015 to $2.49 per MMBtu for 2016. These decreases shortened the economic lives of certain producing properties and caused certain exploration and development projects to become uneconomic which had an adverse impact on our proved reserve estimates, resulting in downward reserve revisions of 20 MMBo and 50 Bcf (totaling 28 MMBoe) in 2016.
Given the drastic decrease in commodity prices in early 2016, and given the uncertainty regarding the timing and magnitude of any price recovery, maintaining a strong balance sheet, ample liquidity, and financial flexibility has become an increasingly important component of our long-term business strategy. We significantly reduced our capital spending in 2016 to minimize the incurrence of new debt. Similarly, our 2017 capital budget has been set based on an expectation of available cash flows.
In light of our strategy to preserve liquidity and financial flexibility, we have further refined our capital program to focus on areas that provide the greatest opportunities to convert undeveloped acreage to acreage held by production, achieve operating efficiencies and cost reductions through multi-well pad drilling, and improve recoveries, cash flows and rates of return using enhanced completions. As part of this effort, we shifted a significant portion of our 2016 spending away from the Bakken to areas in Oklahoma that offered more advantageous opportunities. We expect to continue allocating significant capital to Oklahoma given the drilling successes achieved to date in the STACK and SCOOP plays. This shift, a longer and more severe decrease in crude oil prices than anticipated, and our increased emphasis on balancing capital spending with cash flows have altered the timing and extent of our previous development plans in certain areas and resulted in the removal of 51 MMBo and 118 Bcf (totaling 70 MMBoe) of PUD reserves no longer scheduled to be developed within five years from the date of initial booking, primarily in the Bakken. These removals do not necessarily represent the elimination of recoverable hydrocarbons physically in place. In some instances the removed reserves may be developed in the future in the event of a favorable change in commodity prices and an expansion of our capital expenditure budget.
Additionally, changes in anticipated production performance on certain properties resulted in 37 MMBo of downward revisions to crude oil reserves and 166 Bcf of upward revisions to natural gas reserves (netting to 9 MMBoe of downward revisions) in 2016. Further, changes in ownership interests, operating costs, and other factors during the year resulted in 7 MMBo of upward revisions to crude oil reserves and 61 Bcf of downward revisions to natural gas reserves (netting to 3 MMBoe of downward revisions).
Extensions, discoveries and other additions. These are additions to our proved reserves that result from (i) extension of the proved acreage of previously discovered reservoirs through additional drilling in periods subsequent to discovery and (ii) discovery of new fields with proved reserves or of new reservoirs of proved reserves in old fields. Extensions, discoveries and other additions for each of the three years reflected in the table above were primarily due to increases in proved reserves associated with our successful drilling activity in the Bakken, SCOOP and STACK areas. Proved reserve additions from our drilling activities in the Bakken totaled 73 MMBoe, 96 MMBoe and 222 MMBoe for 2016, 2015 and 2014, respectively, while reserve additions in SCOOP totaled 97 MMBoe, 93 MMBoe and 208 MMBoe for 2016, 2015 and 2014, respectively. Additionally, extensions and discoveries in 2016 and 2015 were significantly impacted by successful drilling results in the STACK play, resulting in proved reserve additions of 79 MMBoe in 2016 and 57 MMBoe in 2015. See the subsequent section titled Summary of Crude Oil and Natural Gas Properties and Projects for a discussion of our 2016 drilling activities. We expect a significant portion of future reserve additions will continue to come from our major development projects in the Bakken, SCOOP, and STACK areas.
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
Purchases of minerals in place. These are additions to proved reserves resulting from the acquisition of properties during a period. We have had no significant acquisitions in the past three years. However, we may participate as a buyer of properties when and if we have the ability to increase our position in strategic plays at favorable terms.
Proved Undeveloped Reserves
All of our PUD reserves at December 31, 2016 are located in the SCOOP, Bakken, and STACK plays, our most active development areas, with those plays comprising 43%, 42%, and 15%, respectively, of our total PUD reserves at year-end 2016. The following table provides information regarding changes in our PUD reserves for the year ended December 31, 2016. Our PUD reserves at December 31, 2016 include 81 MMBoe of reserves associated with drilled but uncompleted wells.

	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Proved undeveloped reserves at December 31, 2015	373,716	1,961,443	700,623
Revisions of previous estimates	(81,305)	(123,838)	(101,945)
Extensions and discoveries	80,397	757,554	206,656
Sales of minerals in place	(896)	(2,047)	(1,237)
Purchases of minerals in place	—	—	—
Conversion to proved developed reserves	(18,894)	(173,914)	(47,879)
Proved undeveloped reserves at December 31, 2016	353,018	2,419,198	756,218
Revisions of previous estimates. During the year ended December 31, 2016, we removed 255 gross (141 net) PUD locations, which resulted in the removal of 51 MMBo and 118 Bcf (totaling 70 MMBoe) of PUD reserves, of which 47 MMBo and 75 Bcf (totaling 60 MMBoe) was related to our Bakken properties. These removals were due to the aforementioned refinement of our drilling program to place emphasis on areas that provide the greatest opportunities to convert undeveloped acreage to acreage held by production, achieve operating efficiencies and cost reductions through multi-well pad drilling, and improve recoveries, cash flows and rates of return using enhanced completions. These and other aforementioned factors altered the timing and extent of our previous development plans in certain areas and resulted in the removal of PUD reserves no longer scheduled to be developed within five years of the date of initial booking.
Additionally, decreases in crude oil and natural gas prices in 2016 caused certain exploration and development projects to become uneconomic, which resulted in downward PUD reserve revisions of 9 MMBo and 26 Bcf (totaling 13 MMBoe) in 2016. Further, changes in anticipated production performance on producing properties having offsetting PUD locations resulted in 22 MMBo of downward revisions to crude oil PUD reserves and 60 Bcf of upward revisions to natural gas PUD reserves (netting to 12 MMBoe of downward revisions) in 2016. Finally, changes in ownership interests, operating costs, and other factors during the year resulted in a net decrease in PUD reserves of 40 Bcf (7 MMBoe).
Extensions and discoveries. Extensions and discoveries were primarily due to increases in PUD reserves associated with our successful drilling activity in the Bakken, SCOOP and STACK areas. PUD reserve additions in the Bakken totaled 45 MMBo and 84 Bcf (totaling 59 MMBoe) in 2016, while SCOOP PUD reserve additions totaled 14 MMBo and 383 Bcf (totaling 78 MMBoe), and STACK PUD reserve additions totaled 21 MMBo and 290 Bcf (totaling 70 MMBoe). See the subsequent section titled Summary of Crude Oil and Natural Gas Properties and Projects for a discussion of our 2016 drilling activities in these areas.
Conversion to proved developed reserves. In 2016, we developed approximately 10% of our PUD locations and 7% of our PUD reserves booked as of December 31, 2015 through the drilling and completion of 192 gross (60 net) development wells at an aggregate capital cost of approximately $269 million. In 2015 and 2016, we significantly reduced our well completion activities in response to depressed crude oil prices. These actions resulted in a build up of drilled but uncompleted wells at year-end 2015 that subsequently grew in 2016, which adversely impacted our conversion of PUD reserves to proved developed reserves in 2016. Our drilled but uncompleted wells are classified as PUD reserves when relatively major expenditures are required to complete the wells.
At December 31, 2015, we had 91 MMBoe of PUD reserves associated with 179 gross (125 net) operated uncompleted PUD locations at that date, a majority of which were not completed in 2016 and, accordingly, are not reflected as having been converted to proved developed reserves in 2016 and continue to be reflected as PUD locations at December 31, 2016. If the year-end 2015 drilled but uncompleted wells had been completed and converted to proved developed locations in 2016, our 2016 PUD reserve conversion rate of 7% would have been notably higher.
Our inventory of drilled but uncompleted wells now totals 187 gross (138 net) operated wells in North Dakota and 43 gross (19 net) operated wells in Oklahoma at December 31, 2016. As previously noted, in 2017 we plan to increase our well completion activities and work down a significant portion of our uncompleted PUD locations. These actions are expected to have a positive impact on our PUD conversion rate in 2017. PUD reserves associated with drilled but uncompleted wells totaled 81 MMBoe at December 31, 2016, representing 11% of our total PUD reserves at that date.
Development plans. We have acquired substantial leasehold positions in the Bakken, SCOOP and STACK plays. Our drilling programs to date in those areas have focused on proving our undeveloped leasehold acreage through strategic drilling, thereby increasing the amount of leasehold acreage in the secondary term of the lease with no further drilling obligations (i.e., categorized as held by production) and resulting in a reduced amount of leasehold acreage in the primary term of the lease. While we may opportunistically drill strategic exploratory wells, the majority of our future capital expenditures will be focused on developing our PUD locations, with emphasis on drilled but not completed locations. The costs to drill our uncompleted wells were incurred prior to December 31, 2016 and only the remaining completion costs are included in future development plans.
Estimated future development costs relating to the development of PUD reserves are projected to be approximately $1.1 billion in 2017 (56% of total capital budget), $1.4 billion in 2018, $1.5 billion in 2019, $1.3 billion in 2020, and $1.0 billion in 2021. These capital expenditure projections are reflective of the current commodity price environment and have been established based on an expectation of available cash flows and borrowing capacity. Development of our existing PUD reserves at December 31, 2016, including those associated with uncompleted wells, is expected to occur within five years of the date of initial booking of the PUDs. PUD reserves not expected to be developed within five years of initial booking because of depressed commodity prices or for other reasons have been removed from our reserves at December 31, 2016. We had no PUD reserves at December 31, 2016 that remain undeveloped beyond five years from the date of initial booking.

Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process
Ryder Scott, our independent reserves evaluation consulting firm, estimated, in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC, 99% of our PV-10 and 99% of our total proved reserves as of December 31, 2016 included in this Form 10-K. The Ryder Scott technical personnel responsible for preparing the reserve estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Refer to Exhibit 99 included with this Form 10-K for further discussion of the qualifications of Ryder Scott personnel.
We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to Ryder Scott in their reserves estimation process. Our technical team is in contact regularly with representatives of Ryder Scott to review properties and discuss methods and assumptions used in Ryder Scott’s preparation of the year-end reserve estimates. Proved reserve information is reviewed by our Audit Committee with representatives of Ryder Scott and by our internal technical staff before the information is filed with the SEC on Form 10-K. Additionally, certain members of our senior management review and approve the Ryder Scott reserve report and on a semi-annual basis review any internal proved reserve estimates.
Our Vice President—Corporate Reserves is the technical person primarily responsible for overseeing the preparation of our reserve estimates. He has a Bachelor of Science degree in Petroleum Engineering, an MBA in Finance and 32 years of industry experience with positions of increasing responsibility in operations, acquisitions, engineering and evaluations. He has worked in the area of reserves and reservoir engineering most of his career and is a member of the Society of Petroleum Engineers. The Vice President—Corporate Reserves reports directly to our Vice Chairman of Strategic Growth Initiatives. The reserve estimates are reviewed and approved by the President and Chief Operating Officer and certain other members of senior management.
Proved Reserve, Standardized Measure, and PV-10 Sensitivities
Our year-end 2016 proved reserve, Standardized Measure, and PV-10 estimates were prepared using 2016 average prices of $42.75 per Bbl for crude oil and $2.49 per MMBtu for natural gas. Actual future prices may be materially higher or lower than those used in our year-end estimates. Commodity prices existing through February 17, 2017 are higher than the 2016 average prices.
Provided below are sensitivities illustrating the potential impact on our estimated proved reserves, Standardized Measure, and PV-10 at December 31, 2016 under different commodity price scenarios for crude oil and natural gas. In these sensitivities, all factors other than the commodity price assumption have been held constant for each well. These sensitivities demonstrate the impact that changing commodity prices may have on estimated proved reserves, Standardized Measure, and PV-10 and there is no assurance these outcomes will be realized.

The crude oil price sensitivities provided below show the impact on proved reserves, Standardized Measure, and PV-10 under various crude oil price scenarios, with natural gas prices being held constant at the 2016 average price of $2.49 per MMBtu.

The natural gas price sensitivities provided below show the impact on proved reserves, Standardized Measure, and PV-10 under various natural gas price scenarios, with crude oil prices being held constant at the 2016 average price of $42.75 per Bbl.
Developed and Undeveloped Acreage
The following table presents our total gross and net developed and undeveloped acres by region as of December 31, 2016:

	Developed acres		Undeveloped acres		Total
	Gross	Net	Gross	Net	Gross	Net
North Region:
Bakken field
North Dakota Bakken	945,721	553,758	185,958	104,807	1,131,679	658,565
Montana Bakken	170,497	137,799	94,097	52,156	264,594	189,955
Red River units	159,429	139,056	32,411	16,172	191,840	155,228
Other	102,730	64,334	129,160	85,286	231,890	149,620
South Region:
SCOOP	213,317	124,818	404,406	220,925	617,723	345,743
STACK	174,589	104,226	179,166	91,963	353,755	196,189
Arkoma Woodford	110,590	26,244	4,545	669	115,135	26,913
Other	65,710	33,968	82,263	27,668	147,973	61,636
East Region	—	—	210,809	187,144	210,809	187,144
Total	1,942,583	1,184,203	1,322,815	786,790	3,265,398	1,970,993

The following table sets forth the number of gross and net undeveloped acres as of December 31, 2016 scheduled to expire over the next three years by region unless production is established within the spacing units covering the acreage prior to the expiration dates or the leases are renewed.

	2017		2018		2019
	Gross	Net	Gross	Net	Gross	Net
North Region:
Bakken field
North Dakota Bakken	72,085	40,034	19,477	13,020	2,500	1,608
Montana Bakken	55,099	32,996	14,126	9,489	400	400
Red River units	6,953	3,227	4,797	3,318	2,879	1,365
Other	20,378	13,997	9,264	6,078	20,097	13,877
South Region:
SCOOP	202,235	103,748	66,636	42,795	51,329	30,993
STACK	24,780	11,820	53,646	28,789	70,416	36,657
Arkoma Woodford	—	—	—	—	1,157	492
Other	43,787	17,049	2,472	581	5,734	4,872
East Region	54,479	52,775	7,206	6,527	55,355	40,432
Total	479,796	275,646	177,624	110,597	209,867	130,696

Drilling Activity
During the three years ended December 31, 2016, we drilled and completed exploratory and development wells as set forth in the table below:

	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Crude oil	39	11.4	28	19.8	94	70.5
Natural gas	15	4.2	19	1.4	42	8.3
Dry holes	—	—	1	1.0	3	1.6
Total exploratory wells	54	15.6	48	22.2	139	80.4
Development wells:
Crude oil	245	54.7	707	215.5	897	290.3
Natural gas	66	21.6	142	32.8	64	16.8
Dry holes	—	—	—	—	1	1.0
Total development wells	311	76.3	849	248.3	962	308.1
Total wells	365	91.9	897	270.5	1,101	388.5
As of December 31, 2016, there were 440 gross (198 net) operated and non-operated wells that have been spud and are in the process of drilling, completing or waiting on completion.
For 2017, we plan to operate an average of approximately 20 drilling rigs and 11 completion crews for the year. Our drilling and completion activity for 2017 will depend on crude oil and natural gas prices and potential drilling efficiency gains and, accordingly, our rig and completion crew count may increase or decrease from planned levels. As a result of the significant decrease in commodity prices in recent years, the number of providers of materials and services has decreased in the regions where we operate. As a result, the likelihood of experiencing shortages of materials and services may be further increased in connection with any period of commodity price recovery. See Part I, Item 1A. Risk Factors—The unavailability or high cost of drilling rigs, well completion crews, equipment, supplies, personnel and oilfield services could adversely affect our ability to execute our exploration and development plans within budget and on a timely basis.

Summary of Crude Oil and Natural Gas Properties and Projects
In the following discussion, we review our budgeted number of wells and capital expenditures for 2017 in our key operating areas. Our 2017 capital budget has been set based on an expectation of available cash flows in order to minimize the incurrence of new debt. If cash flows are materially impacted by a decline in commodity prices, we have the ability to reduce our capital expenditures or utilize the availability of our revolving credit facility if needed to fund our operations. Conversely, higher cash flows resulting from an increase in commodity prices could result in increased capital expenditures.
The following table provides information regarding well counts and 2017 budgeted capital expenditures by operating area.

	2017 Plan
	Gross wells (1)	Net wells (1)	Capital expenditures (in millions)

North Region:
Bakken (2)	351	143	$1,040
South Region:
SCOOP	108	24	245
STACK	157	51	435
Total exploration and development drilling	616	218	$1,720
Land			115
Capital facilities, workovers and other corporate assets			105
Seismic			10
Total 2017 capital budget, excluding acquisitions			$1,950

(1)	Represents wells expected to have first production in 2017.

(2)	2017 budget includes $550 million for the completion of operated and non-operated North Dakota Bakken wells that were drilled but not completed as of year-end 2016.
North Region
Our properties in the North region represented 50% of our total proved reserves as of December 31, 2016 and 57% of our average daily Boe production for the fourth quarter of 2016. Our average daily production from such properties was 118,773 Boe per day for the fourth quarter of 2016, a decrease of 20% from the comparable 2015 period due to natural declines in production, our planned reduction in drilling and completion activities, and persistent severe winter weather in North Dakota in late 2016. Our principal producing properties in the North region are located in the Bakken field and the Red River units.
Bakken Field
The Bakken field of North Dakota and Montana is one of the premier crude oil resource plays in the United States. We are a leading producer, leasehold owner and operator in the Bakken. As of December 31, 2016, we controlled one of the largest leasehold positions in the Bakken with approximately 1.4 million gross (848,500 net) acres under lease.
Our total Bakken production averaged 104,524 Boe per day for the fourth quarter of 2016, down 23% from the 2015 fourth quarter. For the year ended December 31, 2016, total Bakken production decreased 13% over 2015. We significantly reduced our drilling and well completion activities in the Bakken in 2016 in response to depressed crude oil prices, which reduced our production volumes. In 2016, we completed 192 gross (38 net) wells in the Bakken compared to 650 gross (181 net) wells completed in 2015. Our 2016 activity in the Bakken focused on limited development of de-risked, higher rate-of-return areas in core parts of North Dakota and the testing of various enhanced completion technologies to determine optimal methods for improving crude oil recoveries and rates of return. As a result of our reduced well completion activities, our inventory of uncompleted wells in North Dakota increased from 135 gross (107 net) operated wells at year-end 2015 to 187 gross (138 net) operated wells at December 31, 2016.
Our Bakken properties represented 46% of our total proved reserves at December 31, 2016 and 50% of our average daily Boe production for the 2016 fourth quarter. Our total proved Bakken field reserves as of December 31, 2016 were 592 MMBoe, which represents a decrease of 11% compared to December 31, 2015 due to reservoir production, reduced drilling, and downward reserve revisions in 2016 prompted by lower commodity prices and changes in drilling plans. Our inventory of proved undeveloped drilling locations in the Bakken totaled 1,081 gross (600 net) wells as of December 31, 2016.
In response to the stabilization and improvement in commodity prices in late 2016 we plan to increase our activities in North Dakota Bakken in 2017 relative to 2016 and begin working down our large inventory of uncompleted wells. In 2017, we plan to invest approximately $1.04 billion to drill, complete and initiate production on 351 gross (143 net) operated and non-

operated wells in North Dakota Bakken. This includes $550 million for the completion and initiation of production on certain non-operated Bakken wells and 131 gross (100 net) operated Bakken wells that were drilled but not completed as of year-end 2016, $226 million toward the drilling of 101 gross (57 net) new operated Bakken wells, of which 17 gross (8 net) wells are expected to have first production in 2017, and $264 million on new non-operated Bakken drilling.
We plan to maintain our current level of four operated rigs in North Dakota Bakken throughout 2017. Additionally, we plan to use, on average, seven well completion crews in North Dakota Bakken throughout 2017, up from four completion crews at December 31, 2016. Our 2017 drilling and completion activities will focus on core parts of North Dakota Bakken that provide opportunities to work down our inventory of uncompleted wells, convert undeveloped acreage to acreage held by production, increase capital efficiency, reduce finding and development costs, and improve rates of return.
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
All combined, our Red River units and adjacent areas represented 3% of our total proved reserves as of December 31, 2016 and 5% of our average daily Boe production for the fourth quarter of 2016. Our average daily production from these legacy properties decreased 13% in the fourth quarter of 2016 compared to the fourth quarter of 2015 due to natural declines in production and reduced drilling activity. We had limited activity in the Red River units in 2016, choosing instead to allocate capital to areas in North Dakota Bakken and Oklahoma that generate more attractive rates of return. For 2017, we plan to invest approximately $26 million in the Red River units primarily on well workover activities aimed at enhancing production and recoveries for these legacy properties.
South Region
Our properties in the South region represented 50% of our total proved reserves as of December 31, 2016 and 43% of our average daily Boe production for the fourth quarter of 2016. For the 2016 fourth quarter, our average daily production from such properties was 91,088 Boe per day, an increase of 20% from the comparable period in 2015. Our principal producing properties in the South region are located in the SCOOP and STACK areas of Oklahoma.
Historically, our properties in Blaine, Dewey and Custer counties of Oklahoma that produced from the Woodford formation were referred to as the Northwest Cana district, while properties often underlying the same surface acreage in those counties that produced from the Meramec and Osage formations were referred to as the STACK district. Such properties were historically combined by us and referred to as "Northwest Cana/STACK". Effective December 31, 2016, we now refer to such properties simply as "STACK".
SCOOP
The SCOOP play currently extends across Garvin, Grady, Stephens, Carter, McClain and Love counties in Oklahoma and contains crude oil and condensate-rich fairways as delineated by numerous industry wells. We are a leading producer, leasehold owner and operator in the SCOOP play. As of December 31, 2016, we controlled one of the largest leasehold positions in SCOOP with approximately 617,700 gross (345,700 net) acres under lease.
Our SCOOP leasehold has the potential to contain hydrocarbons from a variety of conventional and unconventional reservoirs overlying and underlying the Woodford formation in Oklahoma. In recent years, our drilling activities have resulted in the vertical expansion of our SCOOP Woodford position and discovery of the SCOOP Springer formation, which is located approximately 1,000 to 1,500 feet above the Woodford formation. Located in the heart of our SCOOP acreage, our Springer position supplements our Woodford leasehold and expands our resource potential and inventory in the play.
Our 2016 drilling activity in SCOOP focused on continued development of de-risked, higher rate-of-return areas in core parts of the play. Additionally, in 2016 we continued to improve upon our enhanced completion designs by testing various combinations of fluid types, proppant types and volumes, and stimulation stage lengths to determine optimal methods for improving recoveries and rates of return. Notably, in 2016 we completed our first enhanced completion density test in the SCOOP Woodford oil window at the seven-well May unit. Enhanced completion designs utilized at the May unit resulted in initial production rates that outperformed offsetting wells. Results from the test were encouraging for the future development of our SCOOP Woodford properties.

SCOOP represented 37% of our total proved reserves as of December 31, 2016 and 30% of our average daily Boe production for the fourth quarter of 2016. Production in SCOOP decreased to an average rate of 63,490 Boe per day during the fourth quarter of 2016, down 2% compared to the 2015 fourth quarter. For the year ended December 31, 2016, SCOOP production grew 6% over 2015. We completed 72 gross (28 net) wells in SCOOP during 2016. Proved reserves increased 14% year-over-year to 472 MMBoe as of December 31, 2016, of which 32% represents proved developed reserves. Our inventory of proved undeveloped drilling locations in SCOOP as of December 31, 2016 totaled 370 gross (250 net) wells.
In 2017, we plan to invest approximately $245 million to drill, complete and initiate production on 108 gross (24 net) operated and non-operated wells in the SCOOP play. We plan to average approximately five operated rigs and one completion crew in SCOOP throughout 2017, consistent with our current activity levels. Our 2017 drilling program will continue to focus on expanding the known productive extents of the SCOOP Woodford and SCOOP Springer formations and de-risking our acreage, while focusing on areas that provide opportunities for converting undeveloped acreage to acreage held by production, increasing capital efficiency, reducing finding and development costs, and maximizing rates of return.
STACK
STACK, an acronym for Sooner Trend Anadarko Canadian Kingfisher, is a significant new resource play located in the Anadarko Basin of Oklahoma characterized by stacked geologic formations with major targets in the Meramec, Osage and Woodford formations. As of December 31, 2016, we controlled one of the largest leasehold positions in STACK with approximately 353,800 gross (196,200 net) acres under lease. A significant portion of our STACK acreage is located in over-pressured portions of Blaine, Dewey and Custer counties of Oklahoma where we believe the reservoirs are typically thicker and deliver superior production rates relative to normal-pressured areas of the STACK petroleum system.
We completed our first STACK well in mid-2015. Building on early success achieved from our initial 2015 drilling activities, we significantly increased our leasing and drilling activities in the STACK in 2016. Our 2016 activities focused on expanding our understanding of the productive extents and hydrocarbon content of the play both vertically and horizontally and working to establish optimum well spacing and enhanced completion methods for future field development.
To help accelerate our understanding of the resource potential of STACK, in 2016 we drilled our first density pilot in the over-pressured oil window of the play at our eight-well Ludwig unit. Results from the Ludwig unit were very encouraging and demonstrated consistency of production and the significant potential value of our leasehold in STACK. The Ludwig results helped to de-risk a portion of our acreage and provided validation to increase our development activities in the play.
Since the completion of our first STACK well in mid-2015 we have successfully tested productive zones in the play, applied enhanced completions to improve recoveries, demonstrated repeatability of results, reduced drilling times, reduced well costs, and de-risked a sizeable portion of our acreage in the play. Due to the success of these efforts, STACK has become another significant growth platform for us and is expected to be an important contributor to our long-term growth. To facilitate the future development of our STACK acreage, we are in the process of increasing our water recycling and distribution capabilities in the play. Additionally, we are increasing our gathering and takeaway capabilities to handle crude oil and natural gas production expected from development of the play.
Our STACK properties represented 13% of our total proved reserves as of December 31, 2016 and 12% of our average daily Boe production for the fourth quarter of 2016. Production in STACK increased to an average rate of 24,426 Boe per day during the fourth quarter of 2016, up 217% over the 2015 fourth quarter due to additional drilling and completion activity resulting from our drilling program. For the year ended December 31, 2016, STACK production grew 206% over 2015. We completed a total of 97 gross (26 net) wells in STACK during 2016. Proved reserves totaled 161 MMBoe as of December 31, 2016, of which 28% represents proved developed reserves. Our inventory of proved undeveloped drilling locations stood at 264 gross (113 net) wells as of December 31, 2016.
In 2017, we plan to invest approximately $435 million to drill, complete and initiate production on 157 gross (51 net) operated and non-operated wells in STACK. We plan to average approximately 11 operated rigs in STACK throughout 2017, consistent with our current activity level. Additionally, we plan to use, on average, three completion crews in STACK throughout 2017, up from two crews in 2016. Our 2017 activities will focus on delineating and de-risking our acreage, expanding the known productive extents of the play through the completion of new density test projects, monitoring production from enhanced completions, and continued refinement of our geologic and economic models in the area.

Production and Price History
The following table sets forth information concerning our production results, average sales prices and production costs for the years ended December 31, 2016, 2015 and 2014 in total and for each field containing 15 percent or more of our total proved reserves as of December 31, 2016 (North Dakota Bakken and SCOOP). Information for the STACK field is also presented.

	Year ended December 31,
	2016	2015	2014
Net production volumes:
Crude oil (MBbls)
North Dakota Bakken	31,723	37,539	30,917
SCOOP	6,807	7,198	3,652
STACK	1,552	245	146
Total Company	46,850	53,517	44,530
Natural gas (MMcf)
North Dakota Bakken	50,532	47,425	33,610
SCOOP	102,032	91,687	55,017
STACK	27,983	10,704	9,868
Total Company	195,240	164,454	114,295
Crude oil equivalents (MBoe)
North Dakota Bakken	40,145	45,444	36,518
SCOOP	23,813	22,479	12,822
STACK	6,216	2,029	1,791
Total Company	79,390	80,926	63,579
Average sales prices: (1)
Crude oil ($/Bbl)
North Dakota Bakken	$34.33	$39.76	$80.22
SCOOP	38.87	43.98	87.58
STACK	41.95	41.23	89.60
Total Company	35.51	40.50	81.26
Natural gas ($/Mcf)
North Dakota Bakken	$1.05	$2.34	$6.63
SCOOP	2.24	2.39	5.23
STACK	1.87	2.06	4.29
Total Company	1.87	2.31	5.40
Crude oil equivalents ($/Boe)
North Dakota Bakken	$28.45	$35.29	$73.96
SCOOP	20.71	23.81	47.35
STACK	18.88	15.87	30.92
Total Company	25.55	31.48	66.53
Average costs per Boe: (1)
Production expenses ($/Boe)
North Dakota Bakken	$4.59	$4.79	$5.67
SCOOP	1.13	1.10	1.13
STACK	1.00	3.52	4.97
Total Company	3.65	4.30	5.58
Production taxes and other expenses ($/Boe)	$1.79	$2.47	$5.54
General and administrative expenses ($/Boe)	$2.14	$2.34	$2.92
DD&A expense ($/Boe)	$21.54	$21.57	$21.51

(1)	Average sales prices and per unit costs have been calculated using sales volumes and exclude any effect of derivative transactions.
The following table sets forth information regarding our average daily production by region for the fourth quarter of 2016:

	Fourth Quarter 2016 Daily Production
	Crude Oil (Bbls per day)	Natural Gas (Mcf per day)	Total (Boe per day)
North Region:
Bakken field
North Dakota Bakken	75,200	125,011	96,035
Montana Bakken	6,858	9,786	8,489
Red River units
Cedar Hills	7,369	1,222	7,572
Other Red River units	2,094	2,842	2,568
Other	460	21,893	4,109
South Region:
SCOOP	17,353	276,820	63,490
STACK	6,804	105,733	24,426
Arkoma Woodford	3	11,559	1,929
Other	345	5,385	1,243
Total	116,486	560,251	209,861
Productive Wells
Gross wells represent the number of wells in which we own a working interest and net wells represent the total of our fractional working interests owned in gross wells. The following table presents the total gross and net productive wells by region and by crude oil or natural gas completion as of December 31, 2016. One or more completions in the same well bore are counted as one well.

	Crude Oil Wells		Natural Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
North Region:
Bakken field
North Dakota Bakken	3,786	1,187	—	—	3,786	1,187
Montana Bakken	406	265	—	—	406	265
Red River units
Cedar Hills	136	130	—	—	136	130
Other Red River units	131	117	—	—	131	117
Other	8	4	18	4	26	8
South Region:
SCOOP	219	138	332	106	551	244
STACK	60	23	214	71	274	94
Arkoma Woodford	1	—	385	54	386	54
Other	157	123	178	84	335	207
Total	4,904	1,987	1,127	319	6,031	2,306
Title to Properties
As is customary in the crude oil and natural gas industry, upon initiation of acquiring oil and gas leases covering fee mineral interests on undeveloped lands which do not have associated proved reserves, contract landmen conduct a title examination of courthouse records to determine fee mineral ownership. Such title examinations, lease form, and final terms are reviewed and approved by Company landmen prior to consummation.

For acquisitions from third parties, whether lands are producing crude oil and natural gas or non-producing, Company and contract landmen perform title examinations at applicable courthouses, obtain a physical well site inspection, and examine the seller's internal land, legal, operational, environmental, well, marketing and accounting records upon execution of a mutually acceptable purchase and sale agreement. We may also procure an acquisition title opinion from outside legal counsel on higher value properties.
Prior to the commencement of drilling operations, we procure an original title opinion, or supplement an existing title opinion, from outside legal counsel and perform curative work to satisfy requirements pertaining to material title defects, if any. We will not commence drilling operations until we have cured material title defects pertaining to the Company's interest.
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
Marketing and Major Customers
Most of our crude oil production is sold to either crude oil refining companies or midstream marketing companies at major market centers. Other production not sold at major market centers is sold at the lease. In the Bakken and SCOOP areas we have significant production directly connected to pipeline gathering systems, with the remaining balance of production primarily being transported by truck. Additionally in the Bakken, a portion of our production is sold onto rail delivery systems. Where directly marketed crude oil is transported by truck, it is delivered to a point on a pipeline system for further delivery, or is delivered directly to a refinery. Where crude oil is sold at the lease the sale is complete at that point.
The majority of our natural gas production is sold at our lease locations to midstream purchasers under term contracts. These contracts include multi-year term agreements, many with acreage dedication. Some of our contracts allow us the flexibility to accept, as partial payment for our sale of gas in the field, an “in-kind” volume of processed gas at the tailgate of the midstream purchaser’s processing plant. When we elect to do so, we transport this processed gas to a downstream market where it is sold. Sales at these downstream markets are mostly under monthly interruptible packaged volume deals, short term seasonal packages, and long term multi-year contracts. We continue to develop relationships and have the potential to enter into additional contracts with end-use customers, including utilities, industrial users, and liquefied natural gas exporters, for sale of gas we elect to take in-kind in lieu of cash for our leasehold sales.
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
For the year ended December 31, 2016, sales to Phillips 66 Company accounted for approximately 18% of our total crude oil and natural gas revenues. No other purchasers accounted for more than 10% of our total crude oil and natural gas revenues for 2016. We believe the loss of any single purchaser would not have a material adverse effect on our operations, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.
Competition
We operate in a highly competitive environment for acquiring properties, marketing crude oil and natural gas and securing trained personnel. Also, there is substantial competition for capital available for investment in the crude oil and natural gas industry. Our competitors vary within the regions in which we operate, and some of our competitors may possess and employ financial, technical and personnel resources greater than ours, which can be particularly important in the areas in which we operate. Those companies may be able to pay more for productive crude oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions economically in a highly competitive environment. In addition, as a result of the significant decrease in commodity prices in recent years, the number of providers of materials and services has decreased in the regions where we operate. As a result, the likelihood of experiencing competition and shortages of materials and services may be further increased in connection with any period of commodity price recovery.

Regulation of the Crude Oil and Natural Gas Industry
Our operations are conducted onshore almost entirely in the United States. The crude oil and natural gas industry in the United States is subject to various types of regulation at the federal, state and local levels. Laws, rules, regulations, policies, and interpretations affecting our industry have been and are pervasive with the imposition of new or increased requirements on us and other industry participants. These laws, regulations and other requirements often carry substantial penalties for failure to comply and may have a significant effect on the exploration, development, production or sale of crude oil and natural gas and increase the cost of doing business and affect profitability. In addition, because public policy changes affecting the crude oil and natural gas industry are commonplace and because laws, rules and regulations may be enacted, amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws, rules and regulations. We do not expect any future legislative or regulatory initiatives will affect us in a manner materially different than they would affect our similarly situated competitors.
The following is a discussion of significant laws, rules and regulations that may affect us in the areas in which we operate.
Regulation of sales and transportation of crude oil and natural gas liquids
Sales of crude oil and natural gas liquids ("NGLs") or condensate in the United States are not currently subject to price controls and are made at negotiated prices. Nevertheless, the U.S. Congress could enact price controls in the future. Since the 1970s, the United States has regulated the exportation of petroleum and petroleum products, which restricted the markets for these commodities and affected sales prices. However, in December 2015 the U.S. Congress passed a legislative bill eliminating the export restrictions beginning in January 2016.
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
Further, interstate pipelines and intrastate common carrier pipelines must provide service on an equitable basis and offer service to all similarly situated shippers requesting service on the same terms and under the same rates. When such pipelines operate at full capacity we are subject to proration provisions, which are severally described in the pipelines’ published tariffs. We believe we generally will have access to crude oil pipeline transportation services to the same extent as our similarly situated competitors.
We transport operated crude oil production from our North region to market centers using primarily a combination of rail and pipeline transportation facilities owned and operated by third parties. Approximately 8% of such production was shipped by rail in December 2016, with the remainder being shipped primarily by pipeline. The U.S. Department of Transportation’s (“U.S. DOT”) Pipeline and Hazardous Materials Safety Administration (“PHMSA”) establishes safety regulations relating to transportation of crude oil by rail and pipeline. Third party rail operators are subject to the regulatory jurisdiction of the Surface Transportation Board of the U.S. DOT, the Federal Railroad Administration (“FRA”), the Occupational Safety and Health Administration, and other federal regulatory agencies. Additionally, various state and local agencies have jurisdiction over disposal of hazardous waste and regulate movement of hazardous materials if not preempted by federal law.
In 2008, the U.S. Congress passed the Rail Safety and Improvement Act, which implemented regulations governing different areas related to railroad safety. Subsequently, the FRA and PHMSA have taken several actions related to the transport of crude oil, including but not limited to: issuing an order requiring testing, classification and handling of crude oil as a hazardous material; requiring expanded hazardous material route planning for railroads to avoid populated and other sensitive areas; issuing safety advisories, alerts, emergency orders and regulatory updates; conducting special unannounced inspections; moving forward with rulemaking to enhance tank car standards for certain trains carrying crude oil and ethanol; and reaching agreement with the railroad industry on a series of voluntary actions it can take to improve safety. Notably, in May 2014 the U.S. DOT issued an order requiring all railroads operating trains containing large amounts of Bakken crude oil to notify state emergency response commissions about the operation of such trains through their states. The order requires each railroad operating trains containing more than 1,000,000 gallons of Bakken crude oil, or approximately 35 tank cars, in a particular state to provide the state with notification regarding the volumes of Bakken crude oil being transported, frequencies of anticipated train traffic and the route through which Bakken crude oil will be transported.  Also in May 2014, the FRA and PHMSA issued a safety advisory to the rail industry strongly recommending the use of tank cars with the highest level of integrity in their fleet when transporting Bakken crude oil. In May 2015, PHMSA issued a final rule which requires, among other things, enhanced tank car standards for new and existing tank cars, a classification and testing program for crude oil, and a requirement that older DOT-111 tank cars be retrofitted to comply with new tank car design standards in accordance with a specified timeline beginning in May 2017. More recently, in August 2016, PHMSA released a final rule mandating a phase-out schedule for all DOT-111 tank cars used to transport Class 3 flammable liquids between 2018 and 2029. Separately, in July 2016, PHMSA proposed a new rule that would expand the applicability of comprehensive oil spill response plans so that any railroad that transports a single train carrying 20 or more loaded tank cars of liquid petroleum oil in a continuous block or a single train carrying 35 or more loaded tank cars of liquid petroleum oil throughout the train must have a current, comprehensive, written plan.
We do not own or operate rail transportation facilities or rail cars; however, regulations that impact the testing or rail transportation of crude oil could increase our costs of doing business and limit our ability to transport and sell our crude oil at market centers throughout the United States, which could have a material adverse effect on our financial condition, results of operations and cash flows. We are unable to estimate the potential impact on our business associated with new federal or state rail transportation regulations; however, at this time we do not expect such regulations will have a material impact on us nor will they affect us in a materially different way than similarly situated competitors.
With respect to transportation of crude oil by pipelines, in June 2016, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act ("PIPES Act") was signed into law, which strengthens PHMSA's safety authority and includes provisions on advancing the safe transportation of energy commodities and other hazardous materials. The PIPES Act includes provisions aimed at increasing inspection requirements for certain underwater crude oil pipelines; improving protection of coastal areas by designating them as environmentally sensitive to pipeline failures; setting minimum safety standards for underground natural gas storage facilities, and promoting better use of data and technology to prevent damage and improve safety of pipeline systems, among other things. We are unable to estimate the potential impact on our business associated with the PIPES Act regulations; however, we do not expect such regulations will affect us in a materially different way than similarly situated competitors.
Pipeline regulation at the state level continues as well. For example, in December 2014 the North Dakota Industrial Commission ("NDIC") introduced rules designed to reduce the potential flammability of crude oil produced from the Bakken petroleum system (the Bakken, Three Forks, and Sanish Pool formations) before it is loaded on railcars and transported. The rules, which became effective in April 2015, outline a series of standards for pressure and temperature for production facilities to follow in order to separate certain liquids and gases from the crude oil prior to transport. While these rules could increase the cost of doing business in North Dakota, we do not expect the rules will have a material impact on us nor will they affect us in a way that materially differs from our similarly situated competitors.
Regulation of sales and transportation of natural gas
In 1989, the U.S. Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining price and non-price controls affecting wellhead sales of natural gas. The FERC, which has the authority under the Natural Gas Act (“NGA”) to regulate prices, terms, and conditions for the sale of natural gas for resale in interstate commerce, has issued blanket authorizations for all gas resellers subject to FERC regulation, except interstate pipelines, to resell natural gas at market prices. However, either the U.S. Congress or the FERC (with respect to the resale of gas in interstate commerce) could re-impose price controls in the future. The U.S. Department of Energy (“U.S. DOE”) regulates the terms and conditions for the exportation and importation of natural gas (including liquefied natural gas or “LNG”). U.S. law provides for very limited regulation of exports to and imports from any country that has entered into a Free Trade Agreement (“FTA”) with the United States providing for national treatment of trade in natural gas; however, the U.S. DOE’s regulation of imports and exports from and to countries without an FTA is more comprehensive. The FERC also regulates the construction and operation of import and export facilities, including LNG terminals. Regulation of imports and exports and related facilities may materially affect natural gas markets and sales prices.

The FERC regulates interstate natural gas transportation rates and service conditions under the NGA and the Natural Gas Policy Act of 1978 (“NGPA”), which affects the marketing of natural gas we produce, as well as revenues we receive for sales of our natural gas. The FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. The FERC has stated open access policies are necessary to improve the competitive structure of the natural gas pipeline industry and to create a regulatory framework to put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. The FERC has issued a series of orders to implement its open access policies. As a result, the interstate pipelines’ traditional role as wholesalers of natural gas has been eliminated and replaced by a structure under which pipelines provide transportation and storage services on an open access basis to others who buy and sell natural gas. Although the FERC’s orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry. We cannot provide any assurance the pro-competitive regulatory approach established by the FERC will continue. However, we do not believe any action taken by FERC will affect us in a materially different way than similarly situated natural gas producers.
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
Gathering service, which occurs upstream of jurisdictional transmission services, is generally regulated by the states. Although its policies on gathering systems have varied in the past, the FERC has reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which has the tendency to increase our costs of moving natural gas to point of sale locations. State regulation of natural gas gathering facilities generally includes various safety, environmental, and in some circumstances, equitable take requirements. Natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels in the future. We cannot predict what effect, if any, such changes may have on us, but the natural gas industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes, including changes in the interpretation of existing requirements or programs to implement those requirements. We do not believe we would be affected by any such regulatory changes in a materially different way than our similarly situated competitors.
Intrastate natural gas transportation service is also subject to regulation by state regulatory agencies. Like the regulation of interstate transportation rates, the regulation of intrastate transportation rates affects the marketing of natural gas we produce, as well as the revenues we receive for sales of our natural gas. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Such regulation within a particular state will generally affect all intrastate natural gas shippers on a comparable basis, we believe the regulation of intrastate natural gas transportation in states in which we operate and ship natural gas on an intrastate basis will not affect us in a way that materially differs from our similarly situated competitors.
Regulation of production
The production of crude oil and natural gas is regulated by a wide range of federal, state and local statutes, rules, orders and regulations, which require, among other matters, permits for drilling operations, drilling bonds and reports concerning operations. Each of the states in which we own and operate properties have regulations governing conservation, including provisions for the unitization or pooling of crude oil and natural gas properties, the establishment of maximum allowable rates of production from crude oil and natural gas wells, the regulation of well spacing, the plugging and abandonment of wells, and limitations or prohibitions on the venting or flaring of natural gas. These regulations limit the amount of crude oil and natural gas we can produce from our wells and the number of wells and locations we can drill. Although we can and do apply for exceptions to such regulations or to have reductions in well spacing. Moreover, each state generally imposes a production, severance or excise tax on the production and sale of crude oil, natural gas and natural gas liquids within its jurisdiction.
The failure to comply with these rules and regulations can result in substantial penalties. Our similarly situated competitors are generally subject to the same statutes, regulatory requirements and restrictions.

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
In November 2013 and December 2016, the CFTC proposed rules establishing position limits with respect to certain futures and option contracts and equivalent swaps, subject to exceptions for certain bona fide hedging. As these new position limit rules are not yet final, the impact of these provisions on us is uncertain at this time.
Pursuant to the Dodd-Frank Act, absent an exception, mandatory clearing is now required for all market participants. The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing. The CFTC has not yet required the clearing of any other classes of swaps, including physical commodity swaps, and the trade execution requirement does not apply to swaps not subject to a clearing mandate. Although we expect to qualify for the end-user exception from the clearing requirement for our swaps entered into to hedge our commercial risks, the application of the mandatory clearing requirements to other market participants, such as swap dealers, along with changes to the markets for swaps as a result of the trade execution requirement, may change the cost and availability of the swaps we use for hedging. If any of our swaps do not qualify for the commercial end-user exception, or if the cost of entering into uncleared swaps becomes prohibitive, we may be required to clear such transactions or execute them on a derivatives contract market or swap execution facility. The ultimate effect of the proposed rules and any additional regulations on our business is uncertain.
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
Although we cannot predict the ultimate outcome of these rulemakings, they could result in increased costs and cash collateral requirements for the types of derivative instruments we use to manage our financial and commercial risks related to fluctuations in commodity prices. Additional effects of the new regulations, including increased regulatory reporting and recordkeeping costs, increased regulatory capital requirements for our counterparties, and market dislocations or disruptions could have an adverse effect on our ability to hedge risks associated with our business.
Energy Policy Act of 2005. The Energy Policy Act of 2005 (“EPAct 2005”) included a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans, and made significant changes to the statutory framework affecting the energy industry. For example, EPAct 2005 amended the NGA to add an anti-market manipulation provision making it unlawful for any entity to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the FERC, in contravention of rules prescribed by the FERC. In January 2006 the FERC issued rules implementing the anti-market manipulation provision of EPAct 2005. These anti-market manipulation rules apply to natural gas pipelines and storage companies which provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements described further below. The EPAct 2005 also provides the FERC with the power to assess civil penalties of up to $1,000,000 per day per violation for violations of the NGA and NGPA and disgorgement of profits associated with any violation.
FERC Market Transparency and Reporting Rules. The FERC requires wholesale buyers and sellers of more than 2.2 million MMBtus of physical natural gas in the previous calendar year to report, on May 1 of each year, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices. The FERC also requires market participants to indicate whether they report prices to any index publishers and, if so, whether their reporting complies with the FERC’s policy statement on price reporting. Failure to comply with these reporting requirements could subject us to enhanced civil penalty liability under the EPAct 2005.
FTC and CFTC Market Manipulation Rules. Wholesale sales of petroleum are subject to provisions of the Energy Independence and Security Act of 2007 (“EISA”) and regulations by the FTC. Under the EISA, the FTC issued its Petroleum Market Manipulation Rule (the “Rule”), which became effective in November 2009. The Rule prohibits fraudulent or deceptive conduct (including false or misleading statements of material fact) in connection with wholesale purchases or sales of crude oil or refined petroleum products. Under the EISA, the FTC has authority to request a court to impose fines of up to $1,000,000 per day per violation. The CFTC has also adopted anti-market manipulation regulations that prohibit, among other things, fraud and price manipulation in the commodity and futures markets. The CFTC may assess fines of up to the greater of $1,000,000 or triple the monetary gain for violations of these anti-market manipulation regulations. Knowing or willful violations of the Commodity Exchange Act is also a felony.
Additional proposals and proceedings potentially affecting the crude oil and natural gas industry are pending before the U.S. Congress, the FERC and the courts. We cannot predict the ultimate impact these or the above laws and regulations may have on our crude oil and natural gas operations. We do not believe we will be affected in a materially different way than our similarly situated competitors.
Environmental regulation
General. We are subject to stringent and complex federal, state, and local laws, rules and regulations governing environmental compliance, including the discharge of materials into the environment. These laws, rules and regulations may, among other things:

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
These laws, rules and regulations may also restrict the rate of crude oil and natural gas production below a rate otherwise possible. The regulatory burden on the crude oil and natural gas industry increases the cost of doing business and affects profitability. Additionally, the U.S. Congress and federal and state agencies frequently revise environmental laws, rules and regulations, and any changes that result in more stringent and costly waste handling, disposal, cleanup and remediation requirements for the crude oil and natural gas industry could have a significant impact on our operating costs.
Environmental protection and natural gas flaring. We strive to operate in accordance with all applicable regulatory and legal requirements and have focused on continuously improving our environmental performance; however, at times circumstances may arise that adversely affect our compliance with applicable environmental requirements. We have established internal policies, procedures and processes regarding environmental matters for all employees, contractors, and vendors. In connection with our environmental initiatives, we work to identify and manage our environmental risks and the impact of our operations and continually improve our environmental compliance. However, we cannot guarantee that our efforts will always be successful.
One of our environmental initiatives is the reduction of air emissions produced from our operations, particularly with respect to the flaring of natural gas from our operated well sites in the Bakken field of North Dakota. North Dakota statutes permit flaring of natural gas from a well that has not been connected to a gas gathering line for a period of one year from the date of a well's first production. After one year, a producer is required to cap the well, connect it to a gas gathering line, find acceptable alternative uses for a percentage of the flared gas, or apply to the NDIC for a written exemption for any future flaring; otherwise, the producer is required to pay royalties and production taxes based on the volume and value of the gas flared from the unconnected well. While the NDIC ultimately determines the volume and value of any such gas flared and the applicable royalties and production taxes, the NDIC has thus far generally accepted our methods for calculating these figures. Furthermore, the NDIC has generally accepted applications we have submitted to secure exemptions from the post-year flaring restrictions. Finally, NDIC rules for new drilling permit applications also require the submission of gas capture plans addressing measures taken by operators to capture and not flare produced gas, regardless of whether it has been or will be connected within the first year of production. Thus far, the NDIC has generally accepted our gas capture plans submitted with applications for drilling permits. The deadline to comply with the requirement to capture 85% of the natural gas produced from a field was November 1, 2016 and the target capture percentage increases to 90% beginning October 1, 2020. Compliance with the NDIC's flaring requirements or the imposition of any additional limitations on flaring could result in increased costs and have an adverse effect on our operations.
For the year ended December 31, 2016, we delivered approximately 91% of our operated natural gas production in the North Dakota Bakken field to market, flaring approximately 9% compared to 13% in 2015 and 13% in 2014. According to data published by the NDIC, our industry as a whole flared approximately 10% of produced natural gas volumes in the North Dakota Bakken field during 2016. We are a participant in the NDIC’s Flaring Reduction Task Force and are engaged in working with other task force members and the NDIC to develop action plans for mitigating natural gas flaring in the state. Flared natural gas volumes from our operated SCOOP and STACK properties in Oklahoma are negligible given the existence of established natural gas transportation infrastructure.
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
Environmental laws, rules and regulations. Some of the existing environmental rules and regulations to which we are subject include, among others: (i) regulations by the Environmental Protection Agency (“EPA”) and various state agencies regarding approved methods of disposal for certain hazardous and nonhazardous wastes; (ii) the Comprehensive Environmental Response, Compensation, and Liability Act and analogous state laws that may require the removal of previously disposed wastes (including wastes disposed of or released by prior owners or operators), the cleanup of property contamination (including groundwater contamination), and remedial lease restoration activities to prevent future contamination from prior operations; (iii) federal Department of Transportation safety laws and comparable state and local requirements; (iv) the Clean Air Act and comparable state and local requirements, which establish pollution control requirements with respect to air emissions from our operations; (v) the Oil Pollution Act of 1990, which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (vi) the Federal Water Pollution Control Act, the Clean Water Act, and analogous state laws which impose restrictions and strict controls with respect to the discharge of pollutants, including crude oil and other substances generated by our operations, into waters of the United States or state waters; (vii) the Resource Conservation and Recovery Act, which is a principal federal statute governing the treatment, storage and disposal of solid and hazardous wastes, and comparable state statutes; (viii) the Safe Drinking Water Act and analogous state laws which impose requirements relating to our underground injection activities; (ix) the National Environmental Policy Act and comparable state statutes, which require government agencies, including the Department of Interior, to evaluate major agency actions that have the potential to significantly impact the environment; (x) the Endangered Species Act and comparable state statutes, which afford protections to certain plant and animal species; (xi) the Migratory Bird Treaty Act, which imposes certain restrictions for the protection of migratory birds; (xii) the Bald and Golden Eagle Protection Act, which imposes certain restrictions for the protection of bald and golden eagles; (xiii) the Emergency Planning and Community Right to Know Act and comparable state statutes, which require that we organize and/or disclose information about hazardous materials stored, used or produced in our operations, and (xiv) state regulations and statutes governing the handling, treatment, storage and disposal of technologically enhanced naturally occurring radioactive material. Failure to comply with these laws, rules and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of corrective or remedial obligations, the issuance of orders enjoining performance of some or all of our operations, and potential litigation.
Air emissions and climate change. Federal, state and local laws and regulations have been and may be enacted to address concerns about the effects the emission of carbon dioxide, methane and other identified “greenhouse gases” may have on the environment and climate worldwide, generally referred to as “climate change.” For example, in October 2015 the EPA revised the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. The EPA has also adopted regulations under existing provisions of the federal Clean Air Act establishing, among other things, Prevention of Significant Deterioration (“PSD”), construction and Title V operating permit reviews for certain large stationary sources. Moreover, EPA’s source determination rule, which was finalized in June 2016, specifies that oil and gas production facilities are considered to be “adjacent” (and therefore aggregated for air permitting purposes) if they are on the same site or on sites that share equipment and are within ¼ mile of each other. This rule increases the potential for individual well facilities to be viewed collectively by EPA as a single, large stationary source and, therefore, subject to PSD and/or Title V. Although we currently do not have any facilities required to adhere to PSD or Title V permit requirements, a change in our operational approach—in light of EPA’s source determination rule—could trigger Title V and/or PSD requirements for a multi-well pad facility with substantial production or centralized production facilities. EPA rulemakings related to greenhouse gas emissions could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources.
In addition, the EPA has adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include certain of our operations. New Source Performance Standard (“NSPS”) Subpart OOOO (“Quad O”), which was first promulgated in 2012, requires, among other things, the reduction of volatile organic compound (“VOC”) emissions from three subcategories of fractured and refractured oil and gas wells for which well completion operations are conducted: wildcat (exploratory) and delineation gas wells; low reservoir pressure non-wildcat and non-delineation gas wells; and all “other” fractured and refractured oil and gas wells. All three subcategories of wells must route flowback emissions to a gathering line or be captured and combusted using a combustion device such as a flare. However, the “other” fractured and refractured wells must use reduced emission completions or “green completions.” The rule also established specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The rule is designed to limit emissions of VOCs, sulfur dioxide, and hazardous air pollutants from a variety of sources within natural gas processing plants, oil and natural gas production facilities, and natural gas transmission compressor stations. We have modified our operations and well equipment as needed to comply with these rules. Ongoing compliance with the rules is not expected to affect us in a way materially different from our similarly situated competitors.
In addition, in June 2016, the EPA finalized new regulations (NSPS Subpart OOOOa, commonly referred to as “Quad Oa”) setting methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities in an effort to reduce methane emissions from the oil and gas sector by up to 45% from 2012 levels by 2025 even though there was consensus at the time that oil and gas producers’ compliance with Quad O had already achieved reductions in methane emissions.
In addition, in November 2016 EPA issued an industry wide Information Collection Request (“ICR”) pursuant to Section 114 of the Clean Air Act seeking information to help the agency determine how best to reduce methane and other emissions from existing sources in the oil and gas industry. This action is typically viewed as a precursor to a future new regulation which, if promulgated, would have the potential to impact our operating costs for existing facilities. Unlike Quad Oa, which only applies to wells constructed, reconstructed or modified after September 18, 2015, any such new ICR-related EPA regulation could target emissions from existing sources of oil and gas; however, future action by EPA with respect to methane emissions from existing oil and gas sources is uncertain at this time.
Additional regulation with respect to methane emissions occurred in November 2016, when the U.S. Department of Interior's Bureau of Land Management ("BLM") published a final rule commonly referred to as the “BLM venting and flaring rule.” Similar to Quad Oa, the BLM venting and flaring rule imposes requirements related to methane emissions from crude oil and natural gas sources. However, the U.S. Congress has introduced a resolution seeking to repeal the BLM methane rule under the Congressional Review Act and future implementation of the BLM methane rule is uncertain. To the extent new methane emission regulations—whether it is the BLM venting and flaring rule or a prospective EPA rule targeting methane emissions from existing sources—impose reporting obligations on, or limit emissions of greenhouse gases from, our equipment and operations they could require us to incur costs to reduce emissions associated with our operations, but the impact of these measures is not expected to be material and will not affect us in a materially different way from our similarly situated competitors.
At an international level, in December 2015, a global climate agreement was reached in Paris at the 21st Conference of Parties organized by the United Nations under the Framework Convention on Climate Change. The agreement, which goes into effect in 2020, resulted in nearly 200 countries, including the United States, committing to work towards limiting global warming and agreeing to a monitoring and review process of greenhouse gas emissions. The agreement includes binding and non-binding elements and did not require ratification by the U.S. Congress. Nonetheless, the agreement may result in increased political pressure on the United States to ensure continued compliance with enforcement measures under the Clean Air Act and may spur further initiatives aimed at reducing greenhouse gas emissions in the future.
While the U.S. Congress has from time to time considered legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of adopted legislation to reduce greenhouse gas emissions at the federal level in recent years. In the absence of such federal legislation, a number of state and regional efforts have emerged aimed at tracking and reducing greenhouse gas emissions by means of cap and trade programs that typically require major sources of greenhouse gas emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those greenhouse gases. There has also been discussion of imposing a federal carbon tax on all fossil fuel production. Although it is not possible at this time to predict how such legislation or new regulations adopted to address greenhouse gas emissions will impact our business, any future laws and regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations. In addition, substantial limitations on greenhouse gas emissions could adversely affect the demand for the crude oil and natural gas we produce. Finally, some scientists have concluded increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes having significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects from such causes were to occur, they could have an adverse effect on our exploration and production operations.
Both the EPA and the state of North Dakota pursued enforcement actions in 2016 against operators related to emissions generally and alleged noncompliance with the requirements of Quad O, Quad Oa, and relevant state regulations more specifically. One such enforcement action by EPA against an operator resulted in a consent decree between the parties that, if finalized by the federal district court in North Dakota, will require the operator to incur costs associated with a civil penalty, emissions-related mitigation projects, and implementation of a robust leak detection and repair program applicable to all of the operator’s wells in North Dakota. Similarly, the North Dakota Department of Health (“NDDH”), the department which administers state and federal environmental laws and regulations in North Dakota, sought in 2016 to have all operators in North Dakota voluntarily sign a “global consent decree” to resolve certain NDDH allegations that historic emissions by such operators constituted violations of state and federal laws and regulations. We did not sign the proposed NDDH global consent decree and it is not clear whether NDDH will continue to pursue the global consent decree in 2017. Finally, the U.S. Department of Justice (“DOJ”) announced in 2016 it had partnered with the Occupational Safety and Health Administration to pursue a “Worker Endangerment Initiative” seeking to promote worker safety by pursuing not only worker safety claims in connection with worker safety incidents but also environmental claims. DOJ believes criminal penalties in the worker safety laws are inadequate, so it has begun citing companies for violations of the endangerment provisions of the three major environmental statutes, the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act, in connection with its prosecution of companies for workplace safety incidents. In worker safety incidents at oil and gas production facilities, DOJ has threatened to allege emissions or other environmental-related claims caused or contributed to the worker safety incident.
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
At the federal level, the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act (“SDWA”) over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 related to such activities. In May 2014, the EPA issued an Advance Notice of Proposed Rulemaking to collect data on chemicals used in hydraulic fracturing operations under Section 8 of the Toxic Substances Control Act. To date, no other action has been taken. In June 2016 EPA finalized a regulation under the Clean Water Act prohibiting discharges to publicly owned treatment works of wastewater from onshore unconventional oil and gas extraction facilities. It has not been our practice to discharge wastewater to publicly owned treatment works, so the impact of this new regulation on us is not expected to be material.
Finally, in December 2016 EPA published a final study of the potential impacts of hydraulic fracturing activities on water resources. In its final report, the EPA indicated it found evidence hydraulic fracturing activities can impact drinking water resources under some circumstances. The report identified certain conditions where impacts from hydraulic fracturing activities can potentially be more frequent or severe. These include water withdrawals for hydraulic fracturing in times or areas of low water availability; spills during the handling of hydraulic fracturing fluids, chemicals or produced water resulting in large volumes or high concentrations of chemicals reaching groundwater resources; injection of hydraulic fracturing fluids into wells with inadequate mechanical integrity thereby allowing gases or liquids to move to groundwater resources; injection of hydraulic fracturing fluids directly into groundwater resources; discharge of inadequately treated hydraulic fracturing wastewater to surface water, and disposal or storage of hydraulic fracturing wastewater in unlined pits thereby resulting in contamination of groundwater resources. In its final report, the EPA indicated it was not able to calculate or estimate the national frequency of impacts on drinking water resources from hydraulic fracturing activities or fully characterize the severity of impacts. Nonetheless, the results of the EPA's study or similar governmental reviews could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise.
In March 2015, the BLM issued final rules related to the regulation of hydraulic fracturing activities on federal lands, including requirements for chemical disclosure, well bore integrity and handling of flowback water. Several parties challenged the regulations and the U.S. District Court of Wyoming temporarily stayed implementation of the regulations. In June 2016, the U.S. District Court of Wyoming ruled the BLM lacked the statutory authority to promulgate the regulations. The U.S. Department of Interior appealed the decision and the timing of resolution is uncertain. As of December 31, 2016, we held approximately 72,900 net undeveloped acres on federal land, representing approximately 9% of our total net undeveloped acres.
At the state level, several states, including states in which we operate, have adopted or are considering adopting legal requirements imposing more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. Local governments also may seek to adopt ordinances within their jurisdictions regulating or prohibiting the time, place and manner of drilling activities or hydraulic fracturing activities. In certain areas of the United States, new drilling permits for hydraulic fracturing have been put on hold pending development of additional standards.
Regulators in some states, including states in which we operate, are considering additional requirements related to seismicity and its potential association with hydraulic fracturing. For example, the Oklahoma Corporation Commission (the “OCC”) recently promulgated guidance for operators of crude oil and gas wells in certain seismically-active areas of the SCOOP and STACK plays in Oklahoma. This guidance provides for seismic monitoring by the OCC and for operators to temporarily suspend operations (for six hours or in limited circumstances, a longer period of time) when the OCC has been notified of then concurrent seismic events within a 1.25-mile radius of their operations of a magnitude exceeding 2.5 on the Richter scale. If seismic events exceeding this threshold were to occur near our active stimulation operations on a frequent basis, they could have an adverse effect on our operations.
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
The adoption of any future federal, state or local laws, rules or implementing regulations imposing permitting or reporting obligations on, or otherwise limiting, hydraulic fracturing processes in areas in which we operate could make it more difficult and expensive to complete crude oil and natural gas wells in low-permeability formations, increase our costs of compliance and doing business, and delay, prevent or prohibit the development of natural resources from unconventional formations. Compliance, or the consequences of our failure to comply, could have a material adverse effect on our financial condition and results of operations. At this time it is not possible to estimate the potential impact on our business if such federal or state legislation is enacted into law.
Waste water disposal. Underground injection wells are a predominant method for disposing of waste water from oil and gas activities. In response to recent seismic events near underground injection wells used for the disposal of oil and gas-related waste waters, federal and some state agencies are investigating whether such wells have caused increased seismic activity. Some states, including states in which we operate, have delayed permit approvals, mandated a reduction in injection volumes, or have shut down or imposed moratoria on the use of injection wells. Regulators in some states, including states in which we operate, are considering additional requirements related to seismicity. For example, the Oklahoma Corporation Commission (“OCC”) has adopted rules for operators of saltwater disposal wells in certain seismically-active areas in the Arbuckle formation of Oklahoma. These rules require, among other things, that disposal well operators conduct mechanical integrity testing or make certain demonstrations of such wells’ respective depths that, depending on the depth, could require plugging the well and/or the reduction of volumes disposed in such wells. Oklahoma has adopted a “traffic light” system, wherein the OCC reviews new or existing disposal wells for proximity to faults, seismicity in the area and other factors in determining whether such wells should be permitted, permitted only with special restrictions, or not permitted. At the federal level, the EPA's current regulatory requirements for such wells do not require the consideration of seismic impacts when issuing permits. We cannot predict the EPA's future actions in this regard. The introduction of new environmental initiatives and regulations related to the disposal of wastes associated with the exploration, development or production of hydrocarbons, could limit or prohibit our ability to utilize underground injection wells. A lack of waste water disposal sites could cause us to delay, curtail or discontinue our exploration and development plans. Additionally, increased costs associated with the transportation and disposal of produced water, including the cost of complying with regulations concerning produced water disposal, may reduce our profitability. These costs are commonly incurred by all oil and gas producers and we do not believe the costs associated with the disposal of produced water will have a material adverse effect on our operations to any greater degree than other similarly situated competitors. In 2015, we began operation of water recycling facilities in the SCOOP area that economically reuse stimulation water for both operational efficiencies and environmental benefits.

Employee Health and Safety. We are also subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard, the Emergency Planning and Community Right-to-Know Act, as amended, and implementing regulations and similar state statutes and regulations require that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local governmental authorities and citizens.
Employees
As of December 31, 2016, we employed 1,080 people. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory. We utilize the services of independent contractors to perform various field and other services.
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
Substantial declines in commodity prices or extended periods of low commodity prices adversely affect our business, financial condition, results of operations and cash flows and our ability to meet our capital expenditure needs and financial commitments.
The prices we receive for sales of our crude oil and natural gas production impact our revenue, profitability, access to capital, capital budget and rate of growth. Crude oil and natural gas are commodities and prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for crude oil and natural gas have been volatile and unpredictable. For example, during 2016 the NYMEX West Texas Intermediate ("WTI") crude oil and Henry Hub natural gas spot prices ranged from approximately $26 to $54 per barrel and $1.49 to $3.80 per MMBtu, respectively. Commodity prices may remain volatile and unpredictable in 2017.
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
The prices we receive for sales of our production depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

•	worldwide, domestic and regional economic conditions impacting the global supply of, and demand for, crude oil and natural gas;

•	the actions of the Organization of Petroleum Exporting Countries and other producing nations;

•	the level of national and global crude oil and natural gas exploration and production activities;

•	the level of national and global crude oil and natural gas inventories, which may be impacted by economic sanctions applied to certain producing nations;

•	the level and effect of trading in commodity futures markets;

•	the relative strength of the United States dollar compared to foreign currencies;

•	the price and quantity of imports of foreign crude oil;

•	the price and quantity of exports of crude oil or liquefied natural gas from the United States;

•	military and political conditions in, or affecting other, crude oil-producing and natural gas-producing countries;

•	the nature and extent of domestic and foreign governmental regulations and taxation, including environmental regulations;

•	localized supply and demand fundamentals;

•	the cost and availability, proximity and capacity of transportation, processing, storage and refining facilities for various quantities and grades of crude oil and natural gas;

•	adverse weather conditions and natural disasters;

•	technological advances affecting energy consumption;

•	the effect of worldwide energy conservation and environmental protection efforts; and

•	the price and availability of alternative fuels or other energy sources.
Sustained material declines in commodity prices reduce our cash flows available for capital expenditures, repayment of indebtedness and other corporate purposes; may limit our ability to borrow money or raise additional capital; and may reduce our proved reserves and the amount of crude oil and natural gas we can economically produce.
In addition to reducing our revenue, cash flows and earnings, depressed prices for crude oil and natural gas may adversely affect us in a variety of other ways. If commodity prices decrease substantially, some of our exploration and development projects could become uneconomic, and we may also have to make significant downward adjustments to our estimated proved reserves and our estimates of the present value of those reserves. If these price effects occur, or if our estimates of production or economic factors change, accounting rules may require us to write down the carrying value of our crude oil and natural gas properties. Lower commodity prices may also reduce our access to capital and lead to a downgrade or other negative rating action with respect to our credit rating. For example in February 2016, our corporate credit rating was downgraded by Standard & Poor's Ratings Services ("S&P") and Moody's Investor Services, Inc. ("Moody's") in response to weakened oil and gas industry conditions and resulting revisions made to rating agency commodity price assumptions. Those downgrades negatively impacted our cost of capital, increased our borrowing costs under our revolving credit facility and $500 million term loan due in November 2018 (“three-year term loan”), and may limit our ability to access capital markets and execute aspects of our business plans. As a result, substantial declines in commodity prices or extended periods of low commodity prices will materially and adversely affect our future business, financial condition, results of operations, cash flows, liquidity and ability to finance planned capital expenditures and commitments.
A substantial portion of our producing properties is located in limited geographic areas, making us vulnerable to risks associated with having geographically concentrated operations.
A substantial portion of our producing properties is located in the Bakken field of North Dakota and Montana, with that area comprising approximately 55% of our crude oil and natural gas production and approximately 62% of our crude oil and natural gas revenues for the year ended December 31, 2016. Approximately 46% of our estimated proved reserves were located in the Bakken as of December 31, 2016. Additionally, in recent years we have significantly expanded our operations in Oklahoma with our discovery of the SCOOP play and our increased activity in the STACK play. Our properties in Oklahoma comprised approximately 39% of our crude oil and natural gas production and approximately 31% of our crude oil and natural gas revenues for the year ended December 31, 2016. Approximately 50% of our estimated proved reserves were located in Oklahoma as of December 31, 2016.
Because of this concentration in limited geographic areas, the success and profitability of our operations may be disproportionately exposed to regional factors relative to competitors that have more geographically dispersed operations. These factors include, among others: (i) the prices of crude oil and natural gas produced from wells in the regions and other regional supply and demand factors, including gathering, pipeline and rail transportation capacity constraints; (ii) the availability of rigs, equipment, oil field services, supplies, and labor; (iii) the availability of processing and refining facilities; and (iv) infrastructure capacity. In addition, our operations in the Bakken field and Oklahoma may be adversely affected by severe weather events such as floods, blizzards, ice storms and tornadoes, which can intensify competition for the items described above and may result in periodic shortages. The concentration of our operations in limited geographic areas also increases our exposure to changes in local laws and regulations, certain lease stipulations designed to protect wildlife, and unexpected events that may occur in the regions such as natural disasters, seismic events (which may result in third-party lawsuits), industrial accidents or labor difficulties. Any one of these events has the potential to cause producing wells to be shut-in, delay operations, decrease cash flows, increase operating and capital costs and prevent development of lease inventory before expiration. Any of the risks described above could have a material adverse effect on our financial condition, results of operations and cash flows.
Volatility in the financial markets or in global economic factors could adversely impact our access to capital and business and financial condition.
United States and global economies may experience periods of turmoil and volatility from time to time, which may be characterized by diminished liquidity and credit availability, inability to access capital markets, high unemployment, unstable consumer confidence, and diminished consumer demand and spending. In recent years, certain global economies have experienced periods of political uncertainty, slowing economic growth, rising interest rates, changing economic sanctions, and currency volatility. These global macroeconomic conditions may put downward pressure on commodity prices and have a negative impact on our revenues, profitability, operating cash flows, liquidity and financial condition.
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
The crude oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the exploration, development, exploitation, production and acquisition of crude oil and natural gas reserves. We have budgeted $1.95 billion for capital expenditures in 2017 (excluding acquisitions which are not budgeted) of which $1.72 billion is allocated for exploration and development drilling. We may need to adjust our 2017 capital spending plans depending on market conditions.
Historically, our capital expenditures have been financed with cash generated by operations, borrowings under our revolving credit facility and proceeds from the issuance of debt and equity securities. Additionally, in 2016 non-strategic asset dispositions provided a significant source of cash that was used to reduce outstanding debt arising from our capital program. The actual amount and timing of future capital expenditures may differ materially from our estimates as a result of, among others, changes in commodity prices, available cash flows, lack of access to capital, unbudgeted acquisitions, actual drilling results, the availability of drilling and completion rigs and other services and equipment, the availability of transportation capacity, and regulatory, technological and competitive developments.
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
If oil and gas industry conditions weaken as a result of low commodity prices or other factors, our ability to borrow may decrease and we may have limited ability to obtain the capital necessary to sustain our operations at planned levels. Our revolving credit facility has lender commitments totaling $2.75 billion, which may be increased up to a total of $4.0 billion upon agreement with participating lenders. However, we can offer no assurance our existing or other lenders would be willing to increase their commitments under our credit facility. These lenders could decline to do so based on our financial condition, the financial condition of our industry or the economy as a whole or other reasons beyond our control. If cash generated by operations or cash available under our revolving credit facility is not sufficient to meet capital requirements and commitments, the failure to obtain additional financing could result in a curtailment of operations relating to development of our prospects, which in turn could lead to a decline in our crude oil and natural gas reserves and could adversely affect our business, financial condition, results of operations, and cash flows.
We intend to finance future capital expenditures primarily through cash flows from operations, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility or proceeds from asset sales. However, our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities or the sale of assets. If we issue additional debt a portion of our cash flows from operations will need to be used for the payment of interest and principal on our debt, thereby reducing our ability to use cash flows to fund working capital needs, capital expenditures and acquisitions. The issuance of additional equity securities could have a dilutive effect on the value of our common stock.
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

Risks we face while drilling include, but are not limited to, failing to place our well bore in the desired target producing zone; not staying in the desired drilling zone while drilling horizontally through the formation; failing to run our casing the entire length of the well bore; and not being able to run tools and other equipment consistently through the horizontal well bore. Risks we face while completing our wells include, but are not limited to, not being able to fracture stimulate the planned number of stages; failing to run tools the entire length of the well bore during completion operations; not successfully cleaning out the well bore after completion of the final fracture stimulation stage; increased seismicity in areas near our completion activities and failure of our enhanced completion techniques to yield expected levels of production.
Further, many factors may curtail, delay or cancel scheduled drilling projects, including but not limited to:

•	abnormal pressure or irregularities in geological formations;

•	shortages of or delays in obtaining equipment or qualified personnel;

•	shortages of or delays in obtaining components used in fracture stimulation processes such as water and proppants;

•	delays associated with suspending our operations to accommodate nearby drilling or completion operations being conducted by other operators;

•	mechanical difficulties, fires, explosions, equipment failures or accidents, including ruptures of pipelines or train derailments;

•	restrictions on the use of underground injection wells for disposing of waste water from oil and gas activities;

•	political events, public protests, civil disturbances, terrorist acts or cyber attacks;

•	decreases in, or extended periods of low, crude oil and natural gas prices;

•	limited availability of financing with acceptable terms;

•	title problems;

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
Additionally, severe weather conditions and natural disasters such as flooding, tornadoes, seismic events, blizzards and ice storms affecting the areas in which we operate, including our corporate headquarters, could have a material adverse effect on our operations. The consequences of such events may include the evacuation of personnel, damage to drilling rigs or pipeline and rail transportation facilities, an inability to access well sites, destruction of information and communication systems, and the disruption of administrative and management processes, any of which could hinder our ability to conduct normal operations and could adversely affect our business, financial condition, results of operations and cash flows
Reserve estimates depend on many assumptions that will turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves. The Company's current estimates of reserves could change, potentially in material amounts, in the future, in particular due to changes in commodity prices.
The process of estimating crude oil and natural gas reserves is complex and inherently imprecise. It requires interpretation of available technical data and many assumptions, including assumptions relating to current and future economic conditions, production rates, drilling and operating expenses, and commodity prices. Any significant inaccuracy in these interpretations or assumptions could materially affect our estimated quantities and present value of our reserves. See Part I, Item 1. Business—Crude Oil and Natural Gas Operations—Proved Reserves for information about our estimated crude oil and natural gas reserves, PV-10, and standardized measure of discounted future net cash flows as of December 31, 2016.
In order to prepare reserve estimates, we must project production rates and the amount and timing of development expenditures. Our booked proved undeveloped reserves must be developed within five years from the date of initial booking under SEC reserve rules. Changes in the timing of development plans that impact our ability to develop such reserves in the required time frame have resulted, and may in the future result, in fluctuations in reserves between periods as reserves booked in one period may need to be removed in a subsequent period. In 2016, 70 MMBoe of proved undeveloped reserves were removed from our year-end reserve estimates due to various factors, including removals associated with drilling locations no longer scheduled to be developed within five years from the date of initial booking. Additionally, low commodity prices in 2016 shortened the economic lives of certain producing properties and caused certain exploration and development projects to become uneconomic, which resulted in downward reserve revisions totaling 28 MMBoe in 2016.
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
The prices used in calculating our estimated proved reserves are calculated by determining the unweighted arithmetic average of the first-day-of-the-month commodity prices for the preceding 12 months. For the year ended December 31, 2016, average prices used to calculate our estimated proved reserves were $42.75 per Bbl for crude oil and $2.49 per MMBtu for natural gas ($35.57 per Bbl for crude oil and $2.14 per Mcf for natural gas adjusted for location and quality differentials). Actual future prices may be materially higher or lower than those used in our year-end estimates. NYMEX WTI crude oil and Henry Hub natural gas spot prices averaged $52.50 per barrel and $3.30 per MMBtu, respectively, for the month of January 2017. See Part I, Item 1. Business—Crude Oil and Natural Gas Operations—Proved Reserves—Proved Reserve, Standardized Measure, and PV-10 Sensitivities for proved reserve sensitivities under certain increasing and decreasing commodity price scenarios.
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
You should not assume the present value of future net revenues from our proved reserves is the current market value of our estimated crude oil and natural gas reserves. We base the estimated discounted future net revenues from proved reserves on the 12-month unweighted arithmetic average of the first-day-of-the-month commodity prices for the preceding twelve months. Actual future prices may be materially higher or lower than the average prices used in the calculations. See Part I, Item 1. Business—Crude Oil and Natural Gas Operations—Proved Reserves—Proved Reserve, Standardized Measure, and PV-10 Sensitivities for Standardized Measure and PV-10 sensitivities under certain increasing and decreasing commodity price scenarios.
Actual future net revenues from crude oil and natural gas properties will be affected by factors such as:

•	the actual prices we receive for sales of crude oil and natural gas;

•	the actual cost and timing of development and production expenditures;

•	the timing and amount of actual production; and

•	changes in governmental regulations or taxation.
The timing of both our production and our incurrence of costs in connection with the development and production of crude oil and natural gas properties will affect the timing and amount of actual future net revenues from proved reserves, and thus their actual present value. In addition, the use of a 10% discount factor, which is required by the SEC to be used to calculate discounted future net revenues for reporting purposes, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the crude oil and natural gas industry in general. Any significant variances in timing or assumptions could materially affect the estimated present value of our reserves, which in turn could have an adverse effect on the value of our assets.

We may be required to further write down the carrying values of our crude oil and natural gas properties if commodity prices decline or our development plans change.
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
Based on specific market factors, prices, and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying values of our crude oil and natural gas properties. A write-down results in a non-cash charge to earnings. We have incurred impairment charges in the past and may incur additional impairment charges in the future, particularly if commodity prices decline, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.
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
The unavailability or high cost of drilling rigs, well completion crews, equipment, supplies, personnel and oilfield services could adversely affect our ability to execute our exploration and development plans within budget and on a timely basis.
In the regions in which we operate, there have historically been shortages of drilling rigs, well completion crews, equipment, supplies, personnel or oilfield services, including key components used in fracture stimulation processes such as water and proppants, as well as high costs associated with these critical components of our operations. As a result of the significant decrease in commodity prices in recent years, the number of providers of the materials and services described above has decreased in the regions where we operate. As a result, the likelihood of experiencing shortages or higher costs of materials and services may further increase in connection with any period of commodity price recovery. Such shortages or high costs could delay the execution of our drilling and development plans, including our plans to work down our large inventory of uncompleted wells, or cause us to incur expenditures not provided for in our capital budget or to not achieve the rates of return we are targeting for our development program, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We may elect to not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks are generally not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our management has specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. Our ability to drill and develop these locations is subject to a number of uncertainties, including crude oil and natural gas prices; the availability of capital, drilling rigs, well completion crews, and transportation capacity; costs; drilling results; regulatory approvals; and other factors. If future drilling results do not establish sufficient reserves to achieve an economic return, we may curtail drilling in these projects. Because of these uncertainties, we do not know if the potential drilling locations we have identified will ever be drilled or if we will be able to produce crude oil or natural gas from these or any other potential drilling locations in sufficient quantities to achieve an economic return. In addition, unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage will expire. Low commodity prices, reduced capital spending, lack of available drilling and completion rigs and crews, and numerous other factors, many of which are beyond our control, could result in our failure to establish production on undeveloped acreage, and, if we are not able to renew leases before they expire, any proved undeveloped reserves associated with such leases will be removed from our proved reserves. The combined net acreage expiring in the next three years represents 66% of our total net undeveloped acreage at December 31, 2016. At that date, we had leases representing 275,646 net acres expiring in 2017, 110,597 net acres expiring in 2018, and 130,696 net acres expiring in 2019. Our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.
The development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Our proved undeveloped reserves may not be ultimately developed or produced.
At December 31, 2016, approximately 59% of our total estimated proved reserves (by volume) were undeveloped and may not be ultimately developed or produced. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. Our reserve estimates assume we can and will make these expenditures and conduct these operations successfully. These assumptions may not prove to be accurate. Our reserve report at December 31, 2016 includes estimates of total future development costs over the next five years associated with our proved undeveloped reserves of approximately $6.3 billion. We cannot be certain the estimated costs of the development of these reserves are accurate, development will occur as scheduled, or the results of such development will be as estimated. If we choose not to spend the capital to develop these reserves, or if we are not otherwise able to successfully develop these reserves as a result of our inability to fund necessary capital expenditures or otherwise, we will be required to remove the associated volumes from our reported proved reserves. In addition, under the SEC’s reserve rules, because proved undeveloped reserves may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, we may be required to remove any proved undeveloped reserves not developed within this five-year time frame. Such removals have occurred in the past and may occur in the future. A removal of such reserves could adversely affect our operations. In 2016, 70 MMBoe of proved undeveloped reserves were removed from our year-end reserve estimates due to various factors, including removals associated with drilling locations no longer scheduled to be developed within five years from the date of initial booking. Additionally, low commodity prices in 2016 caused certain exploration and development projects to become uneconomic, which resulted in downward revisions of proved undeveloped reserves totaling 28 MMBoe in 2016.
Our business depends on crude oil and natural gas transportation, processing, and refining facilities, most of which are owned by third parties, and on the availability of rail transportation.
The value we receive for our crude oil and natural gas production depends in part on the availability, proximity and capacity of gathering, pipeline and rail systems and processing and refining facilities owned by third parties. The inadequacy or unavailability of capacity on these systems and facilities could result in the shut-in of producing wells or the delay, or discontinuance of, development plans for properties. Although we have some contractual control over the transportation of our products, changes in these business relationships or failure to obtain such services on acceptable terms could adversely affect our operations. If our production becomes shut-in for any of these or other reasons, we would be unable to realize revenue from those wells until other arrangements were made for the sale or delivery of our products.
The disruption of transportation, processing or refining facilities due to labor disputes, maintenance, civil disturbances, public protests, terrorist attacks, cyber attacks, adverse weather, natural disasters, seismic events, changes in tax and energy policies, federal, state and international regulatory developments, changes in supply and demand, equipment failures or accidents, including pipeline and gathering system ruptures or train derailments, and general economic conditions could negatively impact our ability to achieve the most favorable prices for our crude oil and natural gas production. We have no control over when or if access to such facilities would be restored or the impact on prices in the areas we operate. A significant shut-in of production in connection with any of the aforementioned items could materially affect our cash flows, and if a substantial portion of the impacted production is hedged at lower than market prices, those financial hedges would have to be paid from borrowings absent sufficient cash flows.
We transport a portion of the operated crude oil production from our North region to market centers using rail transportation facilities owned and operated by third parties, with approximately 8% of such production being shipped by rail in December 2016. See Part I, Item 1. Business—Regulation of the Crude Oil and Natural Gas Industry—Regulation of sales and transportation of crude oil and natural gas liquids for a discussion of regulations impacting the transportation of crude oil by rail. Compliance with regulations, including voluntary measures adopted by the railroad industry, impacting the type, design, specifications or construction of rail cars used to transport crude oil could result in severe transportation capacity constraints during the period in which new rail cars are retrofitted or constructed to meet specifications. We do not currently own or operate rail transportation facilities or rail cars; however, compliance with regulations that impact the testing or rail transportation of crude oil could increase our costs of doing business and limit our ability to transport and sell our crude oil at market centers throughout the United States, the consequences of which could have a material adverse effect on our financial condition, results of operations and cash flows.
Our business depends on the availability of water and the ability to dispose of waste water from oil and gas activities. Limitations or restrictions on our ability to obtain or dispose of water may have an adverse effect on our financial condition, results of operations and cash flows.
With current technology, water is an essential component of drilling and hydraulic fracturing processes. Limitations or restrictions on our ability to secure sufficient amounts of water (including limitations resulting from natural causes such as drought), or to dispose of or recycle water after use, could adversely impact our operations. In some cases, water may need to be obtained from new sources and transported to drilling sites, resulting in increased costs. Moreover, the introduction of new environmental initiatives and regulations related to water acquisition or waste water disposal, including produced water, drilling fluids and other wastes associated with the exploration, development or production of hydrocarbons, could limit or prohibit our ability to utilize hydraulic fracturing or waste water injection wells.
In addition, concerns have been raised about the potential for seismic events to occur from the use of underground injection wells, a predominant method for disposing of waste water from oil and gas activities. New rules and regulations have been developed to address these concerns by limiting or eliminating the ability to use disposal wells in certain locations or increasing the cost of disposal. We operate injection wells and utilize injection wells owned by third parties to dispose of waste water associated with our operations. Some states, including states in which we operate, have delayed permit approvals, mandated a reduction in injection volumes, or have shut down or imposed moratoria on the use of injection wells. Regulators in some states, including states in which we operate, are considering additional requirements related to seismicity. For example, in Oklahoma, the Oklahoma Corporation Commission ("OCC") has adopted rules for operators of saltwater disposal wells in certain seismically-active areas in the Arbuckle formation of the state. These rules require disposal well operators, among other things, to conduct mechanical integrity testing or make certain demonstrations of such wells’ respective depths that, depending on the depth, could require plugging the well and/or the reduction of volumes disposed in such wells. Oklahoma has adopted a “traffic light” system, wherein the OCC reviews new or existing disposal wells for proximity to faults, seismicity in the area and other factors in determining whether such wells should be permitted, permitted only with special restrictions, or not permitted.
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
Failure to comply with laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including investigatory actions, the assessment of monetary penalties, the imposition of remedial requirements, the issuance of orders or judgments limiting or enjoining future operations and litigation. Strict liability or joint and several liability may be imposed under certain laws, which could cause us to become liable for the conduct of others or for consequences of our own actions. For instance, an accidental release from one of our wells could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations.
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
In response to EPA findings that emissions of carbon dioxide, methane and other greenhouse gases endanger human health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act establishing, among other things, Prevention of Significant Deterioration ("PSD") and construction and Title V operating permit reviews for certain large stationary sources. Facilities required to obtain PSD permits for greenhouse gas emissions are also required to meet “best available control technology” standards established on a case-by-case basis. Although we currently do not have any facilities required to adhere to PSD or Title V permit requirements, a change in our operational approach to constructing new facilities could trigger Title V and/or PSD requirements for a multi-well pad facility with substantial production or centralized production facilities. The EPA has also adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include certain of our operations. See Part I, Item 1. Business—Regulation of the Crude Oil and Natural Gas Industry—Environmental regulation—Air emissions and climate change for further discussion of the laws and regulations that affect us with respect to climate change initiatives. EPA rulemakings related to greenhouse gas emissions could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources.

While Congress has from time to time considered legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of adopted legislation to reduce greenhouse gas emissions at the federal level in recent years. In the absence of such federal legislation, a number of state and regional efforts have emerged that are aimed at tracking and reducing greenhouse gas emissions by means of cap and trade programs that typically require major sources of greenhouse gas emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting greenhouse gases. There has also been discussion of imposing a federal carbon tax on fossil fuel emissions.
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
Finally, some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods or other climatic events. If any such effects were to occur as a result of climate change or otherwise, they could have an adverse effect on our assets and operations.
Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays and inability to book future reserves.
Hydraulic fracturing is an important and commonly used process in the completion of crude oil and natural gas wells in low-permeability formations. Hydraulic fracturing involves the high-pressure injection of water, sand and additives into rock formations to stimulate crude oil and natural gas production. In recent years there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies and to induce seismic events. As a result, several federal and state agencies are considering legislation that would increase the regulatory burden imposed on hydraulic fracturing. See Part I, Item 1. Business—Regulation of the Crude Oil and Natural Gas Industry—Environmental regulation—Hydraulic fracturing for a description of the laws and regulations that affect us with respect to hydraulic fracturing.
Several states, including states in which we operate, have adopted or are considering adopting legal requirements imposing more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. Local governments also may seek to adopt ordinances within their jurisdictions regulating or prohibiting the time, place and manner of drilling activities or hydraulic fracturing activities. In certain areas of the United States, new drilling permits for hydraulic fracturing have been put on hold pending development of additional standards.
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
In recent years, legislation has been proposed to make significant changes to U.S. federal income tax laws, including the elimination or deferral of certain U.S. federal income tax deductions currently available to crude oil and natural gas exploration and production companies. Such proposed changes have included, but have not been not limited to: (i) the repeal of the percentage depletion allowance for crude oil and natural gas properties; (ii) the elimination of current deductions for intangible drilling and exploration and development costs; (iii) the elimination of the deduction for certain production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures.
It is uncertain whether these or similar changes will be enacted or, if enacted, how soon any such changes would become effective. The passage of such legislation or any other similar change in U.S. federal income tax law could eliminate or defer certain available tax deductions within our industry, and any such changes could adversely affect our financial condition, results of operations and cash flows. Additionally, in 2016 the U.S. Federal government proposed to impose a per barrel oil fee that would be collected on domestically produced and imported petroleum products. Such proposal was not enacted into law. Nonetheless, the introduction and enactment of similar proposals in the future could result in increased operating costs and/or reduced consumer demand for petroleum products, which in turn could affect the prices companies such as ours receive for our crude oil.
Negative public perception regarding us and/or our industry could have an adverse effect on our operations.
Negative public perception regarding us and/or our industry resulting from, among other things, concerns raised by advocacy groups about hydraulic fracturing, oil spills, and seismicity may lead to increased regulatory scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we need to conduct our operations to be withheld, delayed, or burdened by requirements that restrict our ability to conduct our business.
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
If we do not qualify for an end user exemption from the Dodd-Frank requirements, the new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure existing derivative contracts, lead to fewer potential counterparties, impose new recordkeeping and documentation requirements, and increase our exposure to less creditworthy counterparties. Additionally, the proposed position limits may limit our ability to implement price risk management strategies if we are not able to qualify for any exemption from such limits. Further, if we do not qualify for an end user exemption, the margin requirements for uncleared swaps may require us to post collateral, which could adversely affect our available liquidity. If our use of derivatives becomes limited as a result of the regulations, our results of operations may become more volatile and our cash flows may be less predictable. Finally, the legislation was intended, in part, to reduce the volatility of crude oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to crude oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower crude oil or natural gas prices. Any of these consequences could have a material adverse effect on our financial position, results of operations and cash flows.

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
Some of the properties in which we have an ownership interest are operated by other companies and involve third-party working interest owners. As of December 31, 2016, non-operated properties represented 20% of our estimated proved developed reserves, 7% of our estimated proved undeveloped reserves, and 12% of our estimated total proved reserves. We have limited ability to influence or control the operations or future development of non-operated properties, including compliance with environmental, safety and other regulations, or the amount of expenditures required to fund the development and operation of such properties. Moreover, we are dependent on other working interest owners on these projects to fund their contractual share of capital and operating expenditures. These limitations and our dependence on the operator and other working interest owners for these projects could cause us to incur unexpected future costs and could have a material adverse effect on our financial condition, results of operations and cash flows.
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
At December 31, 2016, our consolidated net debt to total capitalization ratio, as defined, was 0.57 to 1.00. Our total debt would need to independently increase by approximately $2.8 billion above the existing level at December 31, 2016 (with no corresponding increase in cash or reduction in refinanced debt) to reach the maximum covenant ratio of 0.65 to 1.00. Alternatively, our total shareholders' equity would need to independently decrease by approximately $1.5 billion below the existing level at December 31, 2016 (excluding the after-tax impact of any non-cash impairment charges) to reach the maximum covenant ratio.

The indentures governing our senior notes contain covenants that, among other things, limit our ability to create liens securing certain indebtedness, enter into certain sale and leaseback transactions, and consolidate, merge or transfer certain assets.
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
Our business and operating results can be adversely affected by factors such as the availability, terms of and cost of capital, increases in interest rates, or a downgrade or other negative rating action with respect to our credit rating. In February 2016, our corporate credit rating was downgraded by S&P and Moody's in response to weakened oil and gas industry conditions and resulting revisions made to rating agency commodity price assumptions. Those downgrades caused the interest rates on our revolving credit facility borrowings and three-year term loan to increase by 0.250% and 0.125%, respectively, and may limit our ability to pursue acquisition opportunities, reduce cash flows used for drilling and place us at a competitive disadvantage. As of January 31, 2017, outstanding variable rate borrowings under our revolving credit facility and three-year term loan totaled $1.34 billion and the impact of a 0.25% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $3.4 million and a $2.1 million decrease in our annual net income. We require continued access to capital. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our financial condition and results of operations.
The inability of joint interest owners, derivative counterparties, significant customers, and service providers to meet their obligations to us may adversely affect our financial results.
Our principal exposure to credit risk is through the sale of our crude oil and natural gas production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($405 million in receivables at December 31, 2016); our joint interest and other receivables ($365 million at December 31, 2016); and counterparty credit risk associated with our derivative instrument receivables, if any.
Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells.
We are also subject to credit risk due to concentration of our crude oil and natural gas receivables with significant customers. The largest purchaser of our crude oil and natural gas during the year ended December 31, 2016 accounted for approximately 18% of our total crude oil and natural gas revenues for the year. We have not generally required our counterparties to provide collateral to secure crude oil and natural gas sales receivables owed to us. Additionally, our use of derivative instruments involves the risk that our counterparties will be unable to meet their obligations.
Finally, we rely on oilfield service companies and midstream companies for services associated with the drilling and completion of wells and for certain midstream services. A worsening of the current commodity price environment may result in a material adverse impact on the liquidity and financial position of the parties with whom we do business, resulting in delays in payment of, or non-payment of, amounts owed to us, delays in operations, loss of access to equipment and facilities and similar impacts. These events could have an adverse impact on our financial condition, results of operations and cash flows.
Our derivative activities could result in financial losses or reduce our earnings.
To achieve more predictable cash flows and reduce our exposure to adverse fluctuations in commodity prices, from time to time we may enter into derivative instruments for a portion of our production. See Part II, Item 8. Notes to Consolidated Financial Statements—Note 5. Derivative Instruments for a summary of our commodity derivative positions as of December 31, 2016. We do not designate any of our derivative instruments as hedges for accounting purposes and we record all derivatives on our balance sheet at fair value. Changes in the fair value of our derivatives are recognized in current period earnings. Accordingly, our earnings may fluctuate significantly as a result of changes in commodity prices and resulting changes in the fair value of our derivatives.
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
In addition, our derivative arrangements limit the benefit we would receive from increases in commodity prices. Our decision on the quantity and price at which we choose to hedge our future production, if any, is based in part on our view of current and future market conditions and our desire to stabilize cash flows necessary for the development of our proved reserves. We may choose not to hedge future production if the pricing environment for certain time periods is not deemed to be favorable. Additionally, we may choose to liquidate existing derivative positions prior to the expiration of their contractual maturities in order to monetize gain positions for the purpose of funding our capital program. Our crude oil sales for future periods are currently unhedged and directly exposed to continued volatility in crude oil market prices, whether favorable or unfavorable. Additionally, a portion of our natural gas sales for future periods are unhedged and directly exposed to continued volatility in natural gas market prices, whether favorable or unfavorable.
A cyber incident could result in information theft, data corruption, operational disruption, and/or financial loss.
Our business has become increasingly dependent on digital technologies to conduct day-to-day operations including certain exploration, development and production activities. We depend on digital technology, including information systems and related infrastructure as well as cloud applications and services, to process and record financial and operating data, analyze seismic and drilling information, conduct reservoir modeling and reserves estimation, communicate with employees and business associates, perform compliance reporting and many other activities related to our business. Our business associates, including vendors, service providers, purchasers of our production, and financial institutions, are also dependent on digital technology.
As dependence on digital technologies has increased, cyber incidents, including deliberate attacks or unintentional events, have also increased. Our technologies, systems, networks, and those of our business associates have been and may continue to be the target of cyber attacks or information security breaches, which could lead to disruptions in critical systems, unauthorized release or theft of confidential or protected information, corruption of data or other disruptions of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period.
A cyber attack involving our information systems and related infrastructure, or that of our business associates, could disrupt our business and negatively impact our operations in a variety of ways, including but not limited to:

•
unauthorized access to or theft of seismic data, reserves information, strategic information, or other sensitive or proprietary information could have a negative impact on our ability to compete for oil and gas resources;

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
These events could damage our reputation and lead to financial losses from remedial actions, loss of business, or potential liability, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
As of December 31, 2016, a limited liability company for which Harold G. Hamm, our Chairman and Chief Executive Officer, serves as sole manager beneficially owned approximately 76% of our outstanding common shares. As a result, Mr. Hamm has control over our Company and will continue to be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other shareholders, the outcome of certain corporate transactions or other matters submitted to our shareholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Therefore, Mr. Hamm could cause, delay or prevent a change of control of our Company. The interests of Mr. Hamm and the limited liability company for which he serves as sole manager may not coincide with the interests of other holders of our common stock.

We have historically entered into, and may enter into, transactions from time to time with companies affiliated with Mr. Hamm if, after an independent review by our Audit Committee or by the independent members of our Board of Directors, it is determined such transactions are in the Company's best interests and are on terms no less favorable to us than could be achieved with an unaffiliated third party. These transactions may result in conflicts of interest between Mr. Hamm’s affiliated companies and us.
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
Terrorist activities could materially and adversely affect our business and results of operations.
Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign attacks, as well as military or other actions taken in response to these acts, could cause instability in the global financial and energy markets. Continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy in unpredictable ways, including the disruption of energy supplies and markets, increased volatility in commodity prices or the possibility that the infrastructure on which we rely could be a direct target or an indirect casualty of an act of terrorism, and, in turn, could materially and adversely affect our business and results of operations.

Item 1B.    Unresolved Staff Comments
There were no unresolved Securities and Exchange Commission staff comments at December 31, 2016.

Item 2.	Properties
The information required by Item 2 is contained in Part I, Item 1. Business—Crude Oil and Natural Gas Operations and is incorporated herein by reference.

Item 3.	Legal Proceedings
See Note 10. Commitments and Contingencies–Litigation in Part II, Item 8. Financial Statements and Supplementary Data–Notes to Consolidated Financial Statements for a discussion of the legal matter involving the Company, Billy J. Strack and Daniela A. Renner, which is incorporated herein by reference.

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

	2016				2015
	Quarter Ended				Quarter Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
High	$31.90	$46.01	$52.78	$60.30	$48.99	$53.65	$42.51	$38.16
Low	$13.94	$28.63	$40.92	$44.37	$32.51	$41.74	$22.56	$19.60
Cash Dividend	—	—	—	—	—	—	—	—
We do not anticipate paying any cash dividends on our common stock in the foreseeable future. As of January 31, 2017, the number of record holders of our common stock was 1,094. Management believes, after inquiry, that the number of beneficial owners of our common stock is approximately 57,900. On January 31, 2017, the last reported sales price of our common stock, as reported on the New York Stock Exchange, was $48.56 per share.
The following table summarizes our purchases of our common stock during the quarter ended December 31, 2016:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2016 to October 31, 2016	401	$53.22	—	—
November 1, 2016 to November 30, 2016	40,714	$48.83	—	—
December 1, 2016 to December 31, 2016	761	57.72	—	—
Total	41,876	$49.04	—	—

(1)
In connection with restricted stock grants under the Company's 2013 Long-Term Incentive Plan ("2013 Plan"), we adopted a policy that enables employees to surrender shares to cover their tax liability. Shares indicated as having been purchased in the table above represent shares surrendered by employees to cover tax liabilities. We paid the associated taxes to the applicable taxing authorities.

(2)	The price paid per share was the closing price of our common stock on the date the restrictions lapsed on such shares.
Equity Compensation Plan Information
The following table sets forth the information as of December 31, 2016 relating to equity compensation plans:

	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Remaining Shares Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Shareholders	—	—	15,265,952
Equity Compensation Plans Not Approved by Shareholders	—	—	—

(1)	Represents the remaining shares available for issuance under the 2013 Plan.

Performance Graph
The following graph compares our common stock performance with the performance of the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and the Dow Jones US Oil and Gas Index (“Dow Jones US O&G Index”) for the period of December 31, 2011 through December 31, 2016. The graph assumes the value of the investment in our common stock and in each index was $100 on December 31, 2011 and that any dividends were reinvested. The stock performance shown on the graph below is not indicative of future price performance.
The information provided in this section is being furnished to, and not filed with, the SEC. As such, this information is neither subject to Regulation 14A or 14C nor to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 6.	Selected Financial Data
This section presents selected consolidated financial data for the years ended December 31, 2012 through 2016. The selected financial data presented below is not intended to replace our consolidated financial statements.
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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Income Statement data
In thousands, except per share data
Crude oil and natural gas sales	$2,026,958	$2,552,531	$4,203,022	$3,573,431	$2,349,500
Gain (loss) on crude oil and natural gas derivatives, net (1)	(71,859)	91,085	559,759	(191,751)	154,016
Total revenues	1,980,273	2,680,167	4,801,618	3,421,807	2,542,587
Income (loss) from continuing operations	(399,679)	(353,668)	977,341	764,219	739,385
Net income (loss)	(399,679)	(353,668)	977,341	764,219	739,385
Basic net income (loss) per share:
From continuing operations	$(1.08)	$(0.96)	$2.65	$2.08	$2.04
Net income (loss) per share	$(1.08)	$(0.96)	$2.65	$2.08	$2.04
Shares used in basic income (loss) per share	370,380	369,540	368,829	368,150	362,680
Diluted net income (loss) per share:
From continuing operations	$(1.08)	$(0.96)	$2.64	$2.07	$2.03
Net income (loss) per share	$(1.08)	$(0.96)	$2.64	$2.07	$2.03
Shares used in diluted income (loss) per share	370,380	369,540	370,758	369,698	363,692
Production
Crude oil (MBbl) (2)	46,850	53,517	44,530	34,989	25,070
Natural gas (MMcf)	195,240	164,454	114,295	87,730	63,875
Crude oil equivalents (MBoe)	79,390	80,926	63,579	49,610	35,716
Average sales prices (3)
Crude oil ($/Bbl)	$35.51	$40.50	$81.26	$89.93	$84.59
Natural gas ($/Mcf)	$1.87	$2.31	$5.40	$4.87	$3.73
Crude oil equivalents ($/Boe)	$25.55	$31.48	$66.53	$72.04	$65.99
Average costs per unit (3)
Production expenses ($/Boe)	$3.65	$4.30	$5.58	$5.69	$5.49
Production taxes (% of oil and gas revenues)	7.0%	7.8%	8.2%	8.3%	8.3%
DD&A ($/Boe)	$21.54	$21.57	$21.51	$19.47	$19.44
General and administrative expenses ($/Boe) (4)	$2.14	$2.34	$2.92	$2.91	$3.42
Proved reserves at December 31
Crude oil (MBbl)	643,228	700,514	866,360	737,788	561,163
Natural gas (MMcf)	3,789,818	3,151,786	2,908,386	2,078,020	1,341,084
Crude oil equivalents (MBoe)	1,274,864	1,225,811	1,351,091	1,084,125	784,677
Other financial data (in thousands)
Net cash provided by operating activities	$1,125,919	$1,857,101	$3,355,715	$2,563,295	$1,632,065
Net cash used in investing activities	$(532,965)	$(3,046,247)	$(4,587,399)	$(3,711,011)	$(3,903,370)
Net cash (used in) provided by financing activities	$(587,773)	$1,187,189	$1,227,715	$1,140,469	$2,253,490
Total capital expenditures	$1,110,256	$2,564,301	$5,015,595	$3,841,633	$4,358,572
Balance Sheet data at December 31 (in thousands)
Total assets	$13,811,776	$14,919,808	$15,076,033	$11,841,567	$9,091,918
Long-term debt, including current maturities	$6,579,916	$7,117,788	$5,928,878	$4,650,889	$3,491,994
Shareholders’ equity	$4,301,996	$4,668,900	$4,967,844	$3,953,118	$3,163,699

(1)
Crude oil and natural gas derivative instruments are not designated as hedges for accounting purposes and, therefore, changes in the fair value of the instruments are shown separately from crude oil and natural gas sales. The amounts above include non-cash mark-to-market gains (losses) on crude oil and natural gas derivatives of ($160.7) million, $21.5 million, $174.4 million, ($130.2) million, and $199.7 million for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, respectively. Additionally, 2014 includes $433 million of gains recognized from crude oil derivative contracts that were settled in the fourth quarter of 2014 prior to their contractual maturities initially scheduled through December 2016.

(2)
At various times, we have stored crude oil due to pipeline line fill requirements, low commodity prices, or marketing disruptions or we have sold crude oil from inventory. These actions result in differences between our produced and sold crude oil volumes. For 2016, crude oil sales volumes were 48 MBbls less than crude oil production volumes. For 2015, crude oil sales volumes were 147 MBbls more than crude oil production volumes. For 2014, crude oil sales volumes were 408 MBbls less than crude oil production volumes. For 2013, crude oil sales volumes were 4 MBbls less than crude oil production volumes. For 2012, crude oil sales volumes were 112 MBbls less than crude oil production volumes.

(3)	Average sales prices and average costs per unit have been computed using sales volumes and exclude any effect of derivative transactions.

(4)
General and administrative expenses ($/Boe) include non-cash equity compensation expenses of $0.61 per Boe, $0.64 per Boe, $0.86 per Boe, $0.80 per Boe, and $0.82 per Boe for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, respectively. Additionally, general and administrative expenses include corporate relocation expenses of $0.04 per Boe and $0.22 per Boe for the years ended December 31, 2013, and 2012. No corporate relocation expenses were incurred prior to 2011 and after 2013.

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
Overview
We are an independent crude oil and natural gas company engaged in the exploration, development and production of crude oil and natural gas. We derive the majority of our operating income and cash flows from the sale of crude oil and natural gas and expect this to continue in the future. Our operations are primarily focused on exploration and development activities in the Bakken field of North Dakota and Montana and the SCOOP and STACK areas of Oklahoma.
Business Environment and Outlook
Crude oil prices faced significant downward pressure in early 2016 due to domestic and global supply and demand factors, with prices dropping to $26 per barrel in February 2016, a level not seen since 2003. Natural gas prices also faced significant downward pressure in early 2016, dropping to $1.49 per MMBtu in March 2016, a level not seen since 1998. Commodity prices subsequently showed signs of stabilization and improvement in late 2016, with crude oil prices reaching $54 per barrel and natural gas prices reaching $3.80 per MMBtu in December 2016.
Commodity prices remain volatile and unpredictable and it is uncertain whether the increase in market prices experienced in recent months will be sustained. In light of this uncertainty, our primary business strategies for 2017 will focus on: (1) high-grading investments based on rates of return and opportunities to work down our large inventory of drilled but uncompleted wells and convert undeveloped acreage to acreage held by production, (2) optimizing cash flows through operating efficiencies, cost reductions, and enhanced completions, (3) managing capital spending to minimize the incurrence of new debt and maintain ample liquidity and financial flexibility, and (4) further reducing debt using proceeds from potential sales of non-strategic assets.
In response to the stabilization and improvement in commodity prices in late 2016 we have increased our planned non-acquisition capital spending for 2017 to $1.95 billion compared to $1.07 billion spent in 2016. As part of this planned increase in spending, we expect to increase our well completion activities and begin to work down our large year-end 2016 inventory of uncompleted wells in North Dakota. Starting in late 2015, we significantly reduced our Bakken well completion activities in response to depressed crude oil prices and shifted our focus to higher rate-of-return areas in Oklahoma that typically have higher concentrations of natural gas. As a result of this shift, our inventory of uncompleted wells in North Dakota Bakken grew to 187 gross (138 net) operated wells at December 31, 2016 and natural gas grew to become a larger portion of our total production and revenues in 2016 compared to our historical results.
Approximately $550 million of our 2017 capital budget is expected to be allocated toward the completion of operated and non-operated North Dakota Bakken wells that were drilled but not completed as of year-end 2016, which is expected to reduce our operated uncompleted well inventory in that play by 131 gross (100 net) operated wells in 2017. Additionally, in 2017 we plan to spend approximately $226 million to drill 101 gross (57 net) new operated Bakken wells, of which 17 gross (8 net) wells are expected to have first production in 2017, and $264 million on new non-operated Bakken drilling. Further, in 2017 we plan to spend approximately $435 million primarily in oil-weighted areas of the STACK play and $245 million in the SCOOP play. This planned allocation of capital is expected to result in crude oil becoming a larger portion of our total production as 2017 progresses. Crude oil is projected to account for approximately 59% of our total production by year-end 2017 compared to approximately 55% in the fourth quarter of 2016.
Our increased drilling and completion activities are projected to result in an increase in our average daily production from 216,912 Boe per day for 2016 to between 220,000 and 230,000 Boe per day for 2017. Our rate of production is expected to be relatively flat through the first half of 2017 relative to year-end 2016, but is expected to accelerate in the second half of the year due to production commencing from our Bakken well completion activities. However, we may adjust our pace of development as 2017 market conditions evolve.

2016 Highlights
Production
Crude oil and natural gas production totaled 79,390 MBoe (216,912 Boe per day) in 2016, a decrease of 2% compared to 2015.
Production for the fourth quarter of 2016 totaled 19,307 MBoe (209,861 Boe per day), a 1% increase compared to the third quarter of 2016 and 7% lower than the fourth quarter of 2015.
Crude oil production decreased 12% in 2016 while natural gas production increased 19%.
Crude oil represented 59% of our 2016 production compared to 66% for 2015.
Crude oil represented 55% of our production for the 2016 fourth quarter compared to 65% for the 2015 fourth quarter.
The South region comprised 39% of our total production for 2016 compared to 32% for 2015.
The following table summarizes the changes in our average daily Boe production by major operating area for the periods presented.

	Fourth Quarter			Year Ended December 31,
Boe production per day	2016	2015	% Change	2016	2015	% Change
Bakken	104,524	136,355	(23%)	119,200	137,120	(13%)
SCOOP	63,490	64,534	(2%)	65,062	61,586	6%
STACK	24,426	7,709	217%	16,983	5,560	205%
All other	17,421	16,338	7%	15,667	17,449	(10%)
Total	209,861	224,936	(7%)	216,912	221,715	(2%)
Revenues
Crude oil and natural gas revenues for 2016 decreased 21% compared to 2015 driven by a 12% decrease in realized crude oil prices, a 19% decrease in realized natural gas prices, and a 13% decrease in crude oil sales volumes, the effect of which was partially offset by a 19% increase in natural gas sales volumes.
Crude oil and natural gas revenues totaled $591.8 million for the 2016 fourth quarter, a 17% increase from the 2016 third quarter and 7% higher than the 2015 fourth quarter, reflecting an improvement in commodity prices in late 2016.
Crude oil sales prices for the 2016 fourth quarter averaged $42.23 per barrel, a 12% increase from the 2016 third quarter and 23% higher than the 2015 fourth quarter.
Crude oil sales volumes for the 2016 fourth quarter totaled 10,722 MBbls, in line with the 2016 third quarter and 20% lower than the 2015 fourth quarter.
Natural gas sales prices for the 2016 fourth quarter averaged $2.70 per Mcf, a 34% increase from the 2016 third quarter and 30% higher than the 2015 fourth quarter.
Natural gas sales volumes for the 2016 fourth quarter totaled 51,543 MMcf, a 2% increase from the 2016 third quarter and 18% higher than the 2015 fourth quarter.
Proved reserves
At December 31, 2016, our proved reserves totaled 1,275 MMBoe, an increase of 4% from proved reserves of 1,226 MMBoe at December 31, 2015.
Extensions and discoveries from our drilling activities added 249 MMBoe of proved reserves in 2016, which was partially offset by downward reserve revisions totaling 110 MMBoe prompted by lower commodity prices and changes in drilling plans and 79 MMBoe of production during the year.
The 12-month average price used to determine year-end proved reserves for crude oil decreased 15% from $50.28 per Bbl for 2015 to $42.75 per Bbl for 2016, and the 12-month average price for natural gas decreased 3% from $2.58 per MMBtu for 2015 to $2.49 per MMBtu for 2016.

Crude oil comprised 50%, or 643 MMBoe, of our proved reserves at December 31, 2016 compared to 57% at year-end 2015. The decreased percentage of crude oil reserves resulted primarily from the increase in SCOOP and STACK reserves as a percentage of our total reserves during the year, which have a higher concentration of liquids-rich natural gas compared to the Bakken.
The following table summarizes the changes in our proved reserves by major operating area in 2016, which reflects the shift in our drilling activities from the Bakken to Oklahoma during the year.

	December 31, 2016		December 31, 2015		Volume change	Volume percent change
Proved reserves by area	MBoe	Percent	MBoe	Percent
Bakken	591,901	46%	663,034	54%	(71,133)	(11%)
SCOOP	471,921	37%	412,546	34%	59,375	14%
STACK	161,243	13%	83,951	7%	77,292	92%
All Other	49,799	4%	66,280	5%	(16,481)	(25%)
Total	1,274,864	100%	1,225,811	100%	49,053	4%
Capital expenditures and drilling activity
Non-acquisition capital expenditures totaled $306.3 million for the fourth quarter of 2016 compared to $238.7 million for the third quarter, $209.4 million for the second quarter, and $319.9 million for the first quarter. Our increased spending in the fourth quarter reflects an increase in well completion and leasing activities in response to an improvement in commodity prices late in the year. Full year 2016 non-acquisition capital expenditures totaled approximately $1.07 billion compared to $2.50 billion for 2015, reflecting our planned decrease in spending for 2016.
For the fourth quarter of 2016 we participated in the drilling and completion of 100 gross (27 net) wells, bringing our 2016 full year total to 365 gross (92 net) wells compared to 897 gross (271 net) wells for full year 2015.
Our inventory of uncompleted wells in North Dakota totaled 187 gross (138 net) operated wells at December 31, 2016 compared to 135 gross (107 net) operated wells at December 31, 2015.
Our inventory of uncompleted wells in Oklahoma totaled 43 gross (19 net) operated wells at December 31, 2016 compared to 35 gross (25 net) operated wells at December 31, 2015.
Property dispositions
In October 2016, we sold non-strategic properties in the SCOOP play in Oklahoma for $295.6 million. The sale included approximately 30,000 net acres of leasehold and producing properties with production totaling approximately 700 Boe per day. In connection with the transaction, we recognized a pre-tax gain of approximately $201.0 million.
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
Debt and liquidity
Total debt decreased $538 million, or 8%, to $6.58 billion at December 31, 2016 compared to $7.12 billion at year-end 2015.
For the fourth quarter of 2016, total debt decreased $252 million, or 4%, compared to $6.83 billion at September 30, 2016.
In November 2016 we redeemed our outstanding 7.375% Senior Notes due 2020 ("2020 Notes") and 7.125% Senior Notes due 2021 ("2021 Notes"). The redemption price for the 2020 Notes was equal to 102.458% of the $200 million principal amount plus accrued and unpaid interest to the redemption date. The redemption price for the 2021 Notes was equal to 103.563% of the $400 million principal amount plus accrued and unpaid interest to the redemption date. The aggregate of the principal amounts, redemption premiums, and accrued interest paid upon redemption of the 2020 Notes and 2021 Notes was $623.9 million, the payment of which was facilitated by $631.5 million of proceeds received from 2016 property dispositions. We recorded a pre-tax loss on extinguishment of debt related to the redemptions of approximately $26.1 million.

At December 31, 2016, we had $16.6 million of cash and cash equivalents and $1.84 billion of borrowing availability on our credit facility after considering outstanding borrowings and letters of credit. We had $905 million of credit facility borrowings at December 31, 2016 compared to $853 million at December 31, 2015. At January 31, 2017, outstanding credit facility borrowings were $840 million, leaving approximately $1.91 billion of borrowing availability at that date.
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

	Year ended December 31,
	2016	2015	2014
Average daily production:
Crude oil (Bbl per day)	128,005	146,622	121,999
Natural gas (Mcf per day)	533,442	450,558	313,137
Crude oil equivalents (Boe per day)	216,912	221,715	174,189
Average sales prices:
Crude oil ($/Bbl)	$35.51	$40.50	$81.26
Natural gas ($/Mcf)	$1.87	$2.31	$5.40
Crude oil equivalents ($/Boe)	$25.55	$31.48	$66.53
Crude oil sales price differential to NYMEX ($/Bbl)	$(7.33)	$(8.33)	$(10.81)
Natural gas sales price premium (discount) to NYMEX ($/Mcf)	$(0.61)	$(0.34)	$1.02
Production expenses ($/Boe)	$3.65	$4.30	$5.58
Production taxes (% of oil and gas revenues)	7.0%	7.8%	8.2%
DD&A ($/Boe)	$21.54	$21.57	$21.51
Total general and administrative expenses ($/Boe) (1)	$2.14	$2.34	$2.92
Net income (loss) (in thousands)	$(399,679)	$(353,668)	$977,341
Diluted net income (loss) per share	$(1.08)	$(0.96)	$2.64

(1)
Represents cash general administrative expenses per Boe and non-cash equity compensation expenses per Boe. See Operating Costs and Expenses—General and Administrative Expenses below for additional discussion of these components.

Results of Operations
The following table presents selected financial and operating information for each of the periods presented.

	Year Ended December 31,
In thousands, except sales price data	2016	2015	2014
Crude oil and natural gas sales	$2,026,958	$2,552,531	$4,203,022
Gain (loss) on crude oil and natural gas derivatives, net (1)	(71,859)	91,085	559,759
Crude oil and natural gas service operations	25,174	36,551	38,837
Total revenues	1,980,273	2,680,167	4,801,618
Operating costs and expenses (2)	(2,267,807)	(2,904,168)	(2,933,782)
Other expenses, net (3)	(344,920)	(311,084)	(305,798)
Income (loss) before income taxes	(632,454)	(535,085)	1,562,038
(Provision) benefit for income taxes	232,775	181,417	(584,697)
Net income (loss)	$(399,679)	$(353,668)	$977,341
Production volumes:
Crude oil (MBbl)	46,850	53,517	44,530
Natural gas (MMcf)	195,240	164,454	114,295
Crude oil equivalents (MBoe)	79,390	80,926	63,579
Sales volumes:
Crude oil (MBbl)	46,802	53,664	44,122
Natural gas (MMcf)	195,240	164,454	114,295
Crude oil equivalents (MBoe)	79,342	81,073	63,172
Average sales prices:
Crude oil ($/Bbl)	$35.51	$40.50	$81.26
Natural gas ($/Mcf)	$1.87	$2.31	$5.40
Crude oil equivalents ($/Boe)	$25.55	$31.48	$66.53

(1)	The year 2014 includes $433 million of pre-tax gains recognized from crude oil derivative contracts that were settled in the fourth quarter of that year prior to their contractual maturities.

(2)	Net of gain on sale of assets of $304.5 million and $23.1 million for 2016 and 2015, respectively.

(3)
The year 2016 includes a loss on extinguishment of debt of $26.1 million related to the November 2016 redemptions of our 2020 Notes and 2021 Notes. The year 2014 includes a loss on extinguishment of debt of $24.5 million related to the July 2014 redemption of our then outstanding $300 million of 8.25% Senior Notes due 2019.

Year ended December 31, 2016 compared to the year ended December 31, 2015
Production
The following tables reflect our production by product and region for the periods presented.

	Year Ended December 31,				Volume increase (decrease)	Volume percent increase (decrease)
	2016		2015
	Volume	Percent	Volume	Percent
Crude oil (MBbl)	46,850	59%	53,517	66%	(6,667)	(12%)
Natural Gas (MMcf)	195,240	41%	164,454	34%	30,786	19%
Total (MBoe)	79,390	100%	80,926	100%	(1,536)	(2%)

	Year Ended December 31,				Volume increase (decrease)	Volume percent increase (decrease)
	2016		2015
	MBoe	Percent	MBoe	Percent
North Region	48,169	61%	54,956	68%	(6,787)	(12%)
South Region	31,221	39%	25,970	32%	5,251	20%
Total	79,390	100%	80,926	100%	(1,536)	(2%)
The 12% decrease in crude oil production in 2016 compared to 2015 was driven by decreased production from our North region properties in North Dakota Bakken, Montana Bakken, and the Red River units due to natural declines in production, reduced drilling and completion activities, and curtailment of production in those areas in 2016 resulting from low crude oil prices. Additionally, the effects of severe winter weather in North Dakota in late 2016 adversely impacted our production. North Dakota Bakken 2016 crude oil production decreased 5,816 MBbls, or 15%, and Montana Bakken production decreased 1,090 MBbls, or 28%, while production in the Red River units decreased 543 MBbls, or 13%, from the prior year. Additionally, 2016 crude oil production in SCOOP decreased 390 MBbls, or 5%, resulting from a shift in our activities to liquids-rich natural gas areas of that play offering higher rates of return and opportunities to convert undeveloped acreage to acreage held by production. These decreases were partially offset by an increase of 1,307 MBbls in crude oil production from our STACK properties due to additional wells being completed and producing as a result of a shift in our drilling and completion activities to high rate-of-return opportunities in that area.
The 19% increase in natural gas production in 2016 compared to 2015 was driven by increased production from our properties in the STACK and SCOOP plays due to additional wells being completed and producing subsequent to December 31, 2015. Natural gas production in STACK for 2016 increased 17,279 MMcf, or 161%, and SCOOP production increased 10,345 MMcf, or 11%, over the prior year. Additionally, North Dakota Bakken natural gas production for 2016 increased 3,107 MMcf, or 7%, due to an increase in gas capture from non-operated properties and resulting increase in volumes produced and delivered to market. These increases were partially offset by decreases in production from various areas in our North and South regions primarily due to natural declines in production.
The increase in natural gas production as a percentage of our total production from 34% in 2015 to 41% in 2016 primarily resulted from significant increases in STACK and SCOOP production over the past year due to a shift in our well completion activities away from the Bakken to higher rate-of-return areas in Oklahoma. Certain areas in STACK and SCOOP produce a higher concentration of liquids-rich natural gas compared to oil-weighted properties in the Bakken. Our crude oil production is expected to grow in relative significance throughout 2017, particularly in the second half of the year, as we execute our plan to work down our inventory of uncompleted wells in the Bakken.
In conjunction with our planned increase in capital spending for 2017, we expect our production will average between 220,000 and 230,000 Boe per day for the full year of 2017 compared to average daily production of 216,912 Boe per day for 2016.
Revenues
Our revenues consist of sales of crude oil and natural gas, gains and losses resulting from changes in the fair value of our crude oil and natural gas derivative instruments, and revenues associated with crude oil and natural gas service operations.
Crude oil and natural gas sales. Crude oil and natural gas sales for 2016 were $2.03 billion, a 21% decrease from sales of $2.55 billion for 2015 due to decreases in commodity prices and total sales volumes.
Our crude oil sales prices averaged $35.51 per barrel for 2016, a decrease of 12% compared to $40.50 for 2015 due to lower market prices. The differential between NYMEX West Texas Intermediate ("WTI") calendar month crude oil prices and our realized crude oil prices averaged $7.33 per barrel for 2016 compared to $8.33 for 2015. The improved differential was due to increased use of pipeline transportation to move our North region crude oil to market with less dependence on more costly rail transportation, along with significant growth in our South region production which typically has lower transportation costs compared to the Bakken due to its relatively close proximity to regional refineries and the crude oil trading hub in Cushing, Oklahoma.
Our natural gas sales prices averaged $1.87 per Mcf for 2016, a 19% decrease compared to $2.31 per Mcf for 2015 due to lower market prices and the amendment of certain natural gas sales agreements in 2016. The amended contracts contributed to an increase in the discount between our realized natural gas sales prices and NYMEX Henry Hub calendar month natural gas prices from $0.34 per Mcf for 2015 to $0.61 per Mcf for 2016. The majority of our natural gas production is sold at our lease locations to midstream purchasers with price realizations impacted by the volume and value of natural gas liquids ("NGLs") the purchasers extract from our sales stream. Generally, the prices received from our natural gas sales agreements benefit from increases in NGL prices. NGL prices improved in late 2016 in conjunction with increased crude oil prices. If NGL prices remain at current levels or increase, the prices we receive for the sale of our natural gas stream and corresponding differentials to NYMEX prices are expected to improve in 2017 compared to 2016.
Our total sales volumes for 2016 decreased 1,731 MBoe, or 2%, compared to 2015, reflecting natural production declines coupled with our reduced pace of drilling and completion activities during the year. For 2016, our crude oil sales volumes decreased 13% compared to 2015, while our natural gas sales volumes increased 19%, reflecting the shift in our well completion activities away from oil-weighted properties in the Bakken to areas in Oklahoma with higher concentrations of liquids-rich natural gas.
For the 2016 fourth quarter, crude oil and natural gas revenues totaled $591.8 million, representing a 17% increase from 2016 third quarter revenues of $505.9 million and a 7% increase from 2015 fourth quarter revenues of $551.4 million. Revenues for the 2016 fourth quarter were favorably impacted by increases in crude oil, natural gas and NGL market prices late in the year. Our crude oil sales prices averaged $42.23 per barrel in the 2016 fourth quarter compared to $37.66 for the 2016 third quarter and $34.23 for the 2015 fourth quarter. Our natural gas sales prices averaged $2.70 per Mcf in the 2016 fourth quarter compared to $2.02 for the 2016 third quarter and $2.07 for the 2015 fourth quarter. If commodity prices remain at current levels or increase, we expect our 2017 crude oil and natural gas revenues will be higher than 2016 levels.
Derivatives. Changes in natural gas prices during 2016 had an overall unfavorable impact on the fair value of our derivatives, which resulted in negative revenue adjustments of $71.9 million for the year, representing $160.7 million of non-cash losses partially offset by $88.8 million of cash gains. Our revenues may continue to be significantly impacted, either positively or negatively, by changes in the fair value of our derivative instruments as a result of volatility in natural gas prices.
Crude oil and natural gas service operations. Our crude oil and natural gas service operations consist primarily of revenues associated with water gathering, recycling, and disposal activities and the treatment and sale of lower quality reclaimed crude oil. Revenues associated with such activities decreased $11.4 million, or 31%, from $36.6 million for 2015 to $25.2 million for 2016 due to a reduction in handling and treatment activities resulting from a slow down in industry production activities. Our service revenues may increase in 2017 compared to 2016 if production activities increase in response to the stabilization and improvement in crude oil prices in late 2016.
Operating Costs and Expenses
Production expenses. Production expenses decreased $59.6 million, or 17%, from $348.9 million for 2015 to $289.3 million for 2016. Production expenses on a per-Boe basis decreased to $3.65 for 2016 compared to $4.30 for 2015. These decreases primarily resulted from reduced service costs being realized in response to depressed commodity prices, increased availability and use of water gathering and recycling facilities over the prior year period, and a higher portion of our production coming from wells in Oklahoma which typically have lower operating costs compared to wells in the Bakken. We plan to increase our well completion activities in the Bakken in 2017 and a higher proportion of our total production may come from the Bakken in 2017 compared to 2016. If such results occur, our production expenses on a per-Boe basis may be higher in 2017 compared to 2016.
Production taxes and other expenses. Production taxes and other expenses decreased $58.2 million, or 29%, to $142.4 million in 2016 compared to $200.6 million in 2015 primarily due to lower crude oil and natural gas revenues resulting from decreases in commodity prices and total sales volumes over the prior year. Production taxes are generally based on the wellhead values of production and vary by state. Production taxes as a percentage of crude oil and natural gas revenues were 7.0% for 2016 compared to 7.8% for 2015, the decrease of which resulted from significant growth over the past year in our STACK and SCOOP operations and resulting increase in revenues coming from Oklahoma, which has lower production tax rates compared to North Dakota. The production tax rate on new wells in Oklahoma is currently 2% of crude oil and natural gas revenues for the first 36 months of production and 7% thereafter. The production tax rate on new wells in North Dakota is currently 10% of crude oil revenues. Our realized average production tax rate may trend higher in the second half of 2017 relative to 2016 levels as we work down our inventory of uncompleted Bakken wells and crude oil production and revenues coming from North Dakota increase.

Exploration expenses. Exploration expenses consist primarily of dry hole costs and exploratory geological and geophysical costs that are expensed as incurred. The following table shows the components of exploration expenses for the periods presented.

	Year ended December 31,
In thousands	2016	2015
Geological and geophysical costs	$12,106	$11,032
Exploratory dry hole costs	4,866	8,381
Exploration expenses	$16,972	$19,413
Dry hole costs incurred in 2016 and 2015 primarily reflect costs associated with unsuccessful wells in non-core areas of our North region.
Depreciation, depletion, amortization and accretion (“DD&A”). Total DD&A decreased $40.3 million, or 2%, to $1.71 billion for 2016 compared to $1.75 billion for 2015 primarily due to a 2% decrease in sales volumes. The following table shows the components of our DD&A on a unit of sales basis.

	Year ended December 31,
$/Boe	2016	2015
Crude oil and natural gas properties	$21.09	$21.18
Other equipment	0.37	0.33
Asset retirement obligation accretion	0.08	0.06
Depreciation, depletion, amortization and accretion	$21.54	$21.57
Property impairments. Total property impairments decreased $164.8 million, or 41%, to $237.3 million for 2016 compared to $402.1 million for 2015. Proved property impairments totaled $2.9 million for 2016 compared to $138.9 million for 2015. This decrease resulted from differences in the timing and severity of commodity price declines and resulting impact on fair value assessments and impairments between periods. The prolonged decrease in commodity prices in 2015 triggered significant impairments of proved properties throughout 2015. As a result of the impairments and DD&A recognized to date, our proved properties are carried at values that, when compared to estimated future net cash flows, required minimal impairment during 2016.
Estimated reserves are a key component in assessing proved properties for impairment. If commodity prices decline, downward revisions of reserves may be significant in the future and could result in additional impairments of proved properties. We are unable to predict the timing and amount of future reserve revisions or the impact such revisions may have on future impairments, if any.
Impairments of non-producing properties decreased $28.8 million, or 11%, in 2016 to $234.4 million, of which $34.6 million was recognized in the fourth quarter. The decrease was due to a lower balance of unamortized leasehold costs in the current year due to property dispositions and reduced land capital expenditures, along with changes in the timing and magnitude of amortization of undeveloped leasehold costs between periods resulting from changes in the Company's estimates of undeveloped properties not expected to be developed before lease expiration.
General and administrative expenses. Total general and administrative (“G&A”) expenses decreased $20.2 million, or 11%, to $169.6 million in 2016 from $189.8 million in 2015. Total G&A expenses include non-cash charges for equity compensation of $48.1 million and $51.8 million for 2016 and 2015, respectively. G&A expenses other than equity compensation included in the total G&A expense figure above totaled $121.5 million for 2016, a decrease of $16.5 million, or 12%, compared to $138.0 million for 2015.
The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Year ended December 31,
$/Boe	2016	2015
General and administrative expenses	$1.53	$1.70
Non-cash equity compensation	0.61	0.64
Total general and administrative expenses	$2.14	$2.34
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
Interest expense. Interest expense increased $7.5 million, or 2%, to $320.6 million in 2016 from $313.1 million in 2015 due to higher borrowing costs incurred on our credit facility and three-year term loan resulting from downgrades of our credit rating in February 2016 along with an increase in our weighted average outstanding long-term debt resulting from fluctuations in the level of outstanding borrowings between years. Our weighted average outstanding long-term debt balance for 2016 was approximately $7.1 billion compared to $6.9 billion or 2015. We redeemed our 2020 Notes and 2021 Notes in November 2016, which is expected to reduce our future interest expense by approximately $44 million annually, assuming no other changes in outstanding debt.
Income Taxes. We recorded an income tax benefit for the year ended December 31, 2016 of $232.8 million compared to a benefit of $181.4 million for 2015, resulting in effective tax rates of approximately 37% and 34%, respectively, after taking into account permanent taxable differences and valuation allowances. For 2016 and 2015, we provided for income taxes at a combined federal and state tax rate of 38% of pre-tax losses generated by our operations in the United States and 25% of pre-tax losses generated by our operations in Canada. Our 2015 consolidated effective tax rate was reduced by a $13.5 million valuation allowance recognized against deferred tax assets arising from $52.9 million of operating loss carryforwards generated by our Canadian subsidiary in 2015 for which we do not believe we will realize a benefit.
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
The 20% increase in crude oil production in 2015 compared to 2014 was driven by increased production from our properties in North Dakota Bakken and SCOOP. Production in North Dakota Bakken increased 6,623 MBbls, or 21%, while SCOOP production increased 3,545 MBbls, or 97%. Production growth in these areas was primarily due to additional drilling and completion activity resulting from our drilling program. These increases were partially offset by a decrease in production from our properties in Montana Bakken and the Red River units totaling 1,280 MBbls, or 14%, due to a combination of natural declines in production and reduced drilling activity.
The 44% increase in natural gas production in 2015 compared to 2014 was driven by increased production from our properties in the SCOOP, Bakken, and STACK areas due to additional wells being completed and producing subsequent to December 31, 2014. Natural gas production in SCOOP increased 36,670 MMcf, or 67%, while Bakken production increased 13,842 MMcf, or 37%, and STACK production increased 836 MMcf, or 8%. These increases were partially offset by decreases in production from various areas in our North and South regions primarily due to natural declines in production.
The increase in natural gas production as a percentage of our total production from 30% in 2014 to 34% in 2015 primarily resulted from the significant increase in SCOOP production in 2015 due in part to a shift in our well completion activities away from the Bakken to higher rate-of-return areas in Oklahoma. Certain of our properties in SCOOP and STACK produce a higher concentration of liquids-rich natural gas compared to oil-weighted properties in the Bakken.

Revenues
Crude oil and natural gas sales. Crude oil and natural gas sales for 2015 were $2.55 billion, a 39% decrease from sales of $4.20 billion for 2014 primarily due to a significant decrease in commodity prices, partially offset by an increase in sales volumes. Crude oil represented 85% of our total crude oil and natural gas revenues for both 2015 and 2014.
Our crude oil sales prices averaged $40.50 per barrel for 2015, a decrease of 50% compared to $81.26 for 2014. Market prices for crude oil remained depressed throughout 2015, resulting in significantly lower realized sales prices compared to 2014. The differential between NYMEX WTI calendar month crude oil prices and our realized crude oil prices averaged $8.33 per barrel for 2015 compared to $10.81 for 2014. The improved differential was due in part to increased availability and use of pipeline transportation in 2015 to move our crude oil to market with less dependence on more costly rail transportation.
Our realized natural gas sales prices averaged $2.31 per Mcf for 2015, a decrease of 57% compared to $5.40 per Mcf for 2014 due to lower market prices for natural gas and NGLs. The difference between our realized natural gas sales prices and NYMEX Henry Hub calendar month natural gas prices was a discount of $0.34 per Mcf for 2015 compared to a premium of $1.02 for 2014. NGL prices in 2015 remained depressed in conjunction with low crude oil prices, which reduced the value of our natural gas sales stream and unfavorably impacted the difference between our realized prices and Henry Hub benchmark pricing.
Our sales volumes for 2015 increased 17,901 MBoe, or 28%, over 2014 primarily due to an increase in producing wells resulting from the success of our drilling programs in North Dakota Bakken and SCOOP. At various times we have stored crude oil due to pipeline line fill requirements, low commodity prices, or marketing disruptions or we have sold crude oil from inventory. These actions result in differences between produced and sold crude oil volumes. New third party pipeline systems becoming available during 2015 provided for improved transportation of our crude oil to market, which resulted in the sale of crude oil previously stored in inventory in 2014 and caused crude oil sales volumes to be higher than crude oil production by 147 MBbls for 2015.
For the 2015 fourth quarter, crude oil and natural gas revenues totaled $551.4 million, representing a 12% decrease from 2015 third quarter revenues of $628.5 million and a 39% decrease from 2014 fourth quarter revenues of $902.3 million. Revenues for the 2015 fourth quarter were adversely impacted by a decrease in crude oil and natural gas prices late in that year. Our crude oil sales prices averaged $34.23 per barrel in the 2015 fourth quarter compared to $38.95 for the 2015 third quarter and $61.53 for the 2014 fourth quarter. Our natural gas sales prices averaged $2.07 per Mcf in the 2015 fourth quarter compared to $2.23 for the 2015 third quarter and $4.36 for the 2014 fourth quarter.
Derivatives. Changes in commodity prices during 2015 and 2014 had a favorable impact on the fair value of our derivatives, which resulted in positive revenue adjustments of $91.1 million and $559.8 million for 2015 and 2014, respectively. Derivative gains in 2014 include $433 million of proceeds received from crude oil derivative contracts that were settled in the fourth quarter of 2014 prior to their contractual maturities.
Operating Costs and Expenses
Production expenses. Production expenses decreased 1% to $348.9 million in 2015 from $352.5 million in 2014. Production expenses on a per-Boe basis decreased to $4.30 for 2015 compared to $5.58 for 2014. These decreases primarily resulted from reduced service costs being realized in response to depressed commodity prices, increased availability and use of water gathering and recycling facilities in 2015, and a higher portion of our production coming from wells in Oklahoma which typically have lower operating costs compared to wells in the Bakken.
Production taxes and other expenses. Production taxes and other expenses decreased $149.2 million, or 43%, to $200.6 million in 2015 compared to $349.8 million in 2014 primarily due to lower crude oil and natural gas revenues resulting from the significant decrease in commodity prices in 2015. Production taxes as a percentage of crude oil and natural gas revenues were 7.8% for 2015 compared to 8.2% for 2014, the decrease of which resulted from significant growth over the past year in our SCOOP operations and resulting increase in revenues coming from Oklahoma, which has lower production tax rates compared to North Dakota.
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
Impairments of non-producing properties decreased $29.3 million, or 10%, in 2015 to $263.3 million, of which $53.5 million was recognized in the fourth quarter. The decrease was due to a lower balance of unamortized leasehold costs in 2015 along with changes in the timing and magnitude of amortization of undeveloped leasehold costs between periods resulting from changes in the Company's estimates of undeveloped properties not expected to be developed before lease expiration. In 2014, the amortization of undeveloped leasehold costs for an exploratory prospect in Texas was accelerated in response to unsuccessful results and decreased crude oil prices, which resulted in the recognition of $92.4 million of non-producing leasehold impairment charges for the prospect in 2014, with no leasehold impairments of a similar magnitude in 2015. This decrease was partially offset by higher rates of amortization being applied in 2015 to undeveloped leasehold costs across various prospects resulting from a reduction in planned drilling activities prompted by the continued decrease in commodity prices in 2015.
General and administrative expenses. Total G&A expenses increased $5.1 million, or 3%, to $189.8 million in 2015 from $184.7 million in 2014. G&A expenses include non-cash charges for equity compensation of $51.8 million and $54.4 million for 2015 and 2014, respectively.
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
Income Taxes. We recorded an income tax benefit for the year ended December 31, 2015 of $181.4 million compared to income tax expense of $584.7 million for 2014, resulting in effective tax rates of approximately 34% and 37%, respectively, after taking into account permanent taxable differences and valuation allowances. For 2015, we provided for income taxes at a combined federal and state tax rate of 38% of pre-tax losses generated by our operations in the United States and 25% of pre-tax losses generated by our operations in Canada. Our 2015 consolidated effective tax rate was reduced as a result of a $13.5 million valuation allowance being recognized against deferred tax assets arising from $52.9 million of operating loss carryforwards generated by our Canadian subsidiary in 2015 for which we do not believe we will realize a benefit.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been cash flows generated from operating activities, financing provided by our revolving credit facility and the issuance of debt and equity securities. Additionally, in 2016 non-strategic asset dispositions provided a significant source of cash that was used to reduce outstanding debt and enhance liquidity. We are targeting a further reduction in our long-term debt using proceeds from additional potential sales of non-strategic assets in 2017.
At December 31, 2016, we had $16.6 million of cash and cash equivalents and approximately $1.84 billion of borrowing availability on our revolving credit facility after considering outstanding borrowings of $905 million and letters of credit. At January 31, 2017, outstanding borrowings had decreased to $840 million, leaving approximately $1.91 billion of borrowing availability on our credit facility at that date. For 2017, we expect to maintain a disciplined spending approach and plan to manage the level of our capital spending in order to minimize new borrowings and maintain ample liquidity.
Based on our 2017 capital expenditure budget, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our credit facility, three-year term loan, and senior note indentures for at least the next 12 months. Further, we expect to meet in the ordinary course of business other contractual cash commitments to third parties pursuant to the various agreements subsequently described under the heading Contractual Obligations and in Part II, Item 8. Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies, recognizing we may be required to meet such commitments even if our business plan assumptions were to change. We monitor our capital spending closely based on actual and projected cash flows and have the ability to reduce spending or dispose of assets to preserve liquidity and financial flexibility if needed to fund our operations.
Cash Flows
Cash flows from operating activities
Our net cash provided by operating activities was $1.13 billion and $1.86 billion for the years ended December 31, 2016 and 2015, respectively. The decrease in operating cash flows was primarily due to lower crude oil and natural gas revenues driven by lower realized commodity prices and sales volumes, partially offset by lower production expenses, production taxes, and general and administrative expenses and an increase in cash gains on matured natural gas derivatives.
Commodity prices showed signs of stabilization and improvement in late 2016 and through February 17, 2017 are higher than average market prices for 2016. If prices remain at current levels or increase, we expect our 2017 operating cash flows will be higher than 2016 levels, the extent of which is uncertain due to the unpredictable nature of commodity prices.

Cash flows used in investing activities
During the years ended December 31, 2016 and 2015, we had cash flows used in investing activities of $1.16 billion and $3.08 billion, respectively, related to our capital program, inclusive of exploration and development drilling, property acquisitions, and dry hole costs. Property acquisitions totaled $35.9 million and $61.0 million for the years ended December 31, 2016 and 2015, respectively. The decrease in capital spending was driven by a decrease in our capital budget and related drilling activity for 2016. Our cash capital expenditures for 2016 include the payment of amounts owed at December 31, 2015 in connection with our 2015 drilling program and associated $59.2 million decrease in accruals for capital expenditures for the year ended December 31, 2016.
Cash flows used in investing activities associated with capital expenditures during 2016 and 2015 were partially offset by proceeds received from asset dispositions, which totaled $631.5 million and $34.0 million for the years ended December 31, 2016 and 2015, respectively. See Part II, Item 8. Notes to Consolidated Financial Statements—Note 14. Property Dispositions for a discussion of notable dispositions.
For 2017, we currently expect our cash flows used in investing activities, exclusive of any proceeds from asset sales, will be higher than 2016 levels due to our planned increase in drilling and completion activity for 2017 in response to the stabilization and improvement in commodity prices in late 2016. Our capital expenditures for 2017 are budgeted to be $1.95 billion.
Cash flows from financing activities
Net cash used in financing activities for the year ended December 31, 2016 totaled $587.8 million, primarily resulting from cash used to fund the November 2016 redemptions of our $200 million of 2020 Notes and $400 million of 2021 Notes.
Net cash provided by financing activities for the year ended December 31, 2015 totaled $1.19 billion, primarily resulting from net borrowings of $688 million on our revolving credit facility and $500 million of proceeds received from a three-year term loan entered into in November 2015.
We plan to manage the level of our 2017 capital spending in order to minimize the incurrence of new debt during the year. Additionally, we are targeting further debt reduction in 2017 using proceeds from potential additional sales of non-strategic assets.
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
Our 2017 capital expenditures budget is reflective of the current commodity price environment and has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility or proceeds from asset sales.
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

As of January 31, 2017, we had approximately $1.91 billion of borrowing availability on our credit facility after considering outstanding borrowings and letters of credit. Credit facility borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to our senior, unsecured, long-term indebtedness.
The commitments under our revolving credit facility are not dependent on a borrowing base calculation subject to periodic redetermination based on changes in commodity prices and proved reserves. Additionally, downgrades or other negative rating actions with respect to our credit rating, such as the downgrades by Standard & Poor's Ratings Services ("S&P") and Moody's Investor Services, Inc. ("Moody's") that occurred in February 2016 in response to weakened oil and gas industry conditions, do not trigger a reduction in our current credit facility commitments, nor do such actions trigger a security requirement or change in covenants. The downgrades of our credit rating did, however, trigger a 0.250% increase in our credit facility's interest rate and a 0.075% increase in the rate of commitment fees paid on unused borrowing availability under our credit facility. The weighted-average interest rate on our credit facility borrowings was 2.4% at December 31, 2016 and we incur commitment fees of 0.30% per annum on the daily average amount of unused borrowing availability.
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
We were in compliance with our revolving credit facility covenants at December 31, 2016 and expect to maintain compliance for at least the next 12 months. At December 31, 2016, our consolidated net debt to total capitalization ratio, as defined in our revolving credit facility as amended, was 0.57 to 1.00. We do not believe the revolving credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing to a material extent if needed to support our business. At December 31, 2016, our total debt would have needed to independently increase by approximately $2.8 billion above the existing level at that date (with no corresponding increase in cash or reduction in refinanced debt) to reach the maximum covenant ratio of 0.65 to 1.00. Alternatively, our total shareholders' equity would have needed to independently decrease by approximately $1.5 billion (excluding the after-tax impact of any non-cash impairment charges) below the existing level at December 31, 2016 to reach the maximum covenant ratio. These independent point-in-time sensitivities do not take into account other factors that could arise to mitigate the impact of changes in debt and equity on our consolidated net debt to total capitalization ratio, such as disposing of assets or exploring alternative sources of capitalization.
Joint development agreement funding
In September 2014, we entered into an agreement with a U.S. subsidiary of SK E&S Co. Ltd ("SK") of South Korea to jointly develop a portion of the Company's STACK properties. Pursuant to the agreement SK will fund, or carry, 50% of our drilling and completion costs attributable to an area of mutual interest targeting the Woodford formation in the STACK play until approximately $270 million has been expended by SK on our behalf. As of December 31, 2016, approximately $151 million of the carry had yet to be realized and is expected to be realized through mid-2019.
Future Capital Requirements
Senior notes
Our debt includes outstanding senior note obligations totaling $5.2 billion at December 31, 2016. We have no near-term senior note maturities, with our earliest scheduled senior note maturity being our $2.0 billion of 2022 Notes due in September 2022. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Part II, Item 8. Notes to Consolidated Financial Statements—Note 7. Long-Term Debt.
We were in compliance with our senior note covenants at December 31, 2016 and expect to maintain compliance for at least the next 12 months. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt, such as the downgrades by S&P and Moody's that occurred in February 2016, do not trigger additional senior note covenants.
Three of our subsidiaries, Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, and The Mineral Resources Company, which have no material assets or operations, fully and unconditionally guarantee the senior notes on a joint and several basis. Our other subsidiaries, the value of whose assets and operations are minor, do not guarantee the senior notes as of December 31, 2016.

Term loan
We have a $500 million unsecured term loan that matures in full in November 2018 and bears interest at variable market-based interest rates plus a margin that is based on the terms of the borrowing and the credit ratings assigned to the Company's senior, unsecured, long-term indebtedness. Downgrades or other negative rating actions with respect to our credit rating, such as the S&P and Moody's downgrades that occurred in February 2016, do not trigger a security requirement or change in covenants for the term loan. The February 2016 downgrades of our credit rating did, however, trigger a 0.125% increase in our term loan's interest rate. The interest rate on the term loan was 2.3% at December 31, 2016.
Capital expenditures
We evaluate opportunities to purchase or sell crude oil and natural gas properties and expect to participate as a buyer or seller of properties at various times. We seek acquisitions that utilize our technical expertise or offer opportunities to expand our existing core areas. Acquisition expenditures are not budgeted.
For the year ended December 31, 2016, we invested approximately $1.07 billion in our capital program, excluding $35.9 million of unbudgeted acquisitions, excluding $59.2 million of capital costs associated with decreased accruals for capital expenditures, and including $4.8 million of seismic costs. Our capital expenditures budget for 2016 was $1.10 billion. Our 2016 capital expenditures were allocated as follows by quarter:

In millions	1Q 2016	2Q 2016	3Q 2016	4Q 2016	YTD 2016
Exploration and development drilling	$290.0	$179.6	$198.0	$227.1	$894.7
Land costs	19.9	18.8	21.1	59.2	119.0
Capital facilities, workovers and other corporate assets	9.9	11.0	17.0	17.9	55.8
Seismic	0.1	—	2.6	2.1	4.8
Capital expenditures, excluding acquisitions	$319.9	$209.4	$238.7	$306.3	$1,074.3
Acquisitions of producing properties	—	—	—	5.0	5.0
Acquisitions of non-producing properties	4.4	9.9	8.3	8.3	30.9
Total acquisitions	4.4	9.9	8.3	13.3	35.9
Total capital expenditures	$324.3	$219.3	$247.0	$319.6	$1,110.2
In January 2017, our Board of Directors approved a 2017 capital expenditures budget of $1.95 billion excluding acquisitions, which is expected to be allocated as follows:

In millions	Amount
Exploration and development drilling	$1,720
Land costs	115
Capital facilities, workovers and other corporate assets	105
Seismic	10
Total 2017 capital budget, excluding acquisitions	$1,950

Our planned non-acquisition capital spending for 2017 has been set based on an expectation of available cash flows, with any cash flow deficiencies being funded by borrowings under our revolving credit facility or proceeds from asset sales.

For 2017, we plan to operate an average of approximately 20 drilling rigs and 11 completion crews for the year. We expect to spend approximately 53% of our 2017 capital expenditures budget on drilling and completion activities in North Dakota Bakken, 22% in STACK, and 13% in SCOOP. The remaining 12% of our 2017 budget will target other capital expenditures such as leasing and renewals, work-overs, and facilities.

Our drilling and completion activities and the actual amount and timing of our capital expenditures may differ materially from our budget as a result of, among other things, access to capital, available cash flows, unbudgeted acquisitions, actual drilling and completion results, the availability of drilling and completion rigs and other services and equipment, the availability of transportation capacity, changes in commodity prices, and regulatory, technological and competitive developments. We monitor our capital spending closely based on actual and projected cash flows and may scale back our spending should commodity prices decrease from current levels. Conversely, an increase in commodity prices from current levels could result in increased capital expenditures. We expect to continue participating as a buyer of properties when and if we have the ability to increase our position in strategic plays at competitive terms.

Contractual Obligations
The following table presents our contractual obligations and commitments as of December 31, 2016:

	Payments due by period
In thousands	Total	Less than 1 year (2017)	Years 2 and 3 (2018-2019)	Years 4 and 5 (2020-2021)	More than 5 years
Arising from arrangements on the balance sheet:
Revolving credit facility borrowings	$905,000	$—	$905,000	$—	$—
Term loan	500,000	—	500,000	—	—
Senior Notes (1)	5,200,000	—	—	—	5,200,000
Note payable (2)	12,236	2,219	4,646	4,950	421
Interest payments (3)	2,340,413	273,173	519,446	479,793	1,068,001
Asset retirement obligations (4)	96,178	1,742	—	14,403	80,033
Arising from arrangements not on balance sheet: (5)
Operating leases and other (6)	29,295	9,249	9,988	2,411	7,647
Drilling rig commitments (7)	226,794	137,740	88,206	848	—
Transportation and processing commitments (8)	840,268	220,879	376,691	99,353	143,345
Total contractual obligations	$10,150,184	$645,002	$2,403,977	$601,758	$6,499,447

(1)
Amounts represent scheduled maturities of our senior note obligations at December 31, 2016 and do not reflect any discount or premium at which the senior notes were issued or any debt issuance costs. See Part II, Item 8. Notes to Consolidated Financial Statements—Note 7. Long-Term Debt for a description of our senior notes.

(2)
Represents future principal payments on a 10-year amortizing note payable secured by the Company’s corporate office building in Oklahoma City, Oklahoma and does not reflect any debt issuance costs. Principal and interest are payable monthly through the loan’s maturity date of February 26, 2022.

(3)
Interest payments include scheduled cash interest payments on the senior notes and note payable as well as estimated interest payments on our revolving credit facility and three-year term loan borrowings outstanding at December 31, 2016 and assumes the actual weighted average interest rates on our revolving credit facility borrowings and three-year term loan of 2.4% and 2.3%, respectively, at December 31, 2016 continue through the respective maturity dates of the arrangements.

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

(6)
Amounts primarily represent commitments for electric infrastructure, land and road use, office equipment, communication towers, sponsorship agreements, and purchase obligations mainly related to software services.

(7)	Amounts represent commitments under drilling rig contracts with various terms extending to January 2020 to ensure rig availability in our key operating areas.

(8)
We have entered into transportation and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. These commitments require us to pay per-unit transportation or processing charges regardless of the amount of capacity used. We are not committed under these contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future. See Part II, Item 8. Notes to Consolidated Financial Statements—Note 10. Commitments and Contingencies for additional discussion.

Derivative Instruments
We may utilize derivative instruments to economically hedge against the variability in cash flows associated with future sales of our production. While the use of derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements. See Part II, Item 8. Notes to Consolidated Financial Statements—Note 5. Derivative Instruments for further discussion of the accounting applicable to our derivative instruments, a summary of open contracts as of December 31, 2016, and the estimated fair value of our contracts as of that date.
Between January 1, 2017 and February 17, 2017 we entered into additional natural gas derivative instruments as summarized below. The hedged volumes reflected below represent an aggregation of multiple contracts that are generally expected to be realized ratably over the indicated periods. These derivative instruments will be settled based upon reported NYMEX Henry Hub settlement prices.

		Swaps Weighted Average Price

Period and Type of Contract	MMBtus
February 2017 - December 2017
Swaps - Henry Hub	49,520,000	$3.37
January 2018 - March 2018
Swaps - Henry Hub	6,300,000	$3.28
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
Crude Oil and Natural Gas Reserves Estimation and Standardized Measure of Future Cash Flows
Our external independent reserve engineers, Ryder Scott, and internal technical staff prepare the estimates of our crude oil and natural gas reserves and associated future net cash flows. Even though Ryder Scott and our internal technical staff are knowledgeable and follow authoritative guidelines for estimating reserves, they must make a number of subjective assumptions based on professional judgments in developing the reserve estimates. Estimates of reserves and their values, future production rates, and future costs and expenses are inherently uncertain for various reasons, including many factors beyond the Company's control. Reserve estimates are updated by us at least semi-annually and take into account recent production levels and other technical information about each of our properties.
Crude oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be precisely measured. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Periodic revisions to the estimated reserves and future cash flows may be necessary as a result of a number of factors, including reservoir performance, new drilling, crude oil and natural gas prices, changes in costs, technological advances, new geological or geophysical data, or other economic factors. Accordingly, reserve estimates may differ significantly from the quantities of crude oil and natural gas ultimately recovered. For the years ended December 31, 2016, 2015, and 2014, our proved reserves were revised downward from prior years' reports by approximately 110.5 MMBoe, 297.2 MMBoe, and 107.9 MMBoe, respectively. We cannot predict the amounts or timing of future reserve revisions.

Estimates of proved reserves are key components of the Company's most significant financial estimates including the computation of depreciation, depletion, amortization and impairment of proved crude oil and natural gas properties. Holding all other factors constant, if proved reserves are revised downward, the rate at which we record DD&A expense would increase, reducing net income. Conversely, if proved reserves are revised upward, the rate at which we record DD&A expense would decrease. Future revisions of reserves may be material and could significantly alter future depreciation, depletion, and amortization expense and may result in material impairments of assets.
At December 31, 2016, our proved reserves totaled 1,275 MMBoe as determined using 12-month average prices of $42.75 per barrel for crude oil and $2.49 per MMBtu for natural gas. Crude oil and natural gas prices existing through February 17, 2017 are higher than the 2016 average prices used to determine our year-end proved reserves.
Holding all other factors constant, if crude oil prices used in our year-end reserve estimates were increased to $55 per barrel, thereby approximating the pricing environment existing in February 2017, our proved reserves at December 31, 2016 could increase by approximately 34 MMBoe, or 3%, representing a 5% increase in proved developed producing reserves averaged with a 1% increase in PUD reserves. If the increase in proved reserves under this price sensitivity existed throughout 2016, our DD&A expense for 2016 would have decreased by an estimated 5%.
Holding all other factors constant, if natural gas prices used in our year-end reserve estimates were increased to $3.00 per MMBtu, our proved reserves at December 31, 2016 could increase by approximately 7 MMBoe, or 1%, which we estimate would result in an approximate 1% decrease in DD&A expense for 2016 assuming the increase in proved reserves under this price sensitivity existed throughout the year.
Our DD&A calculations for oil and gas properties are performed on a field basis and revisions to proved reserves will not necessarily be applied ratably across all fields and may not be applied to some fields at all. Further, reserve revisions in significant fields may individually affect our DD&A rate. As a result, the impact on DD&A expense from revisions in reserves cannot be predicted with certainty and may result in changes in expense that are greater or less than the underlying changes in reserves.
See Part I, Item 1. Business—Crude Oil and Natural Gas Operations—Proved Reserves—Proved Reserve, Standardized Measure, and PV-10 Sensitivities for additional proved reserve sensitivities under certain increasing and decreasing commodity price scenarios for crude oil and natural gas.
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
Derivative Activities
We may utilize derivative contracts to hedge against the variability in cash flows associated with the forecasted sale of future crude oil and natural gas production and forecasted purchases of diesel fuel for use in drilling activities. We have elected not to designate any of our price risk management activities as cash flow hedges. As a result, we mark our derivative instruments to fair value and recognize the changes in fair value in current earnings.
In determining the amounts to be recorded for our open derivative contracts, we are required to estimate the fair value of the derivatives. We use an independent third party to provide our derivative valuations. The third party’s valuation models for derivative contracts are industry-standard models that consider various inputs including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. The fair value calculations for our collars require the use of an option-pricing model. The estimated future prices are compared to the prices fixed by the derivative agreements and the resulting estimated future cash inflows or outflows over the lives of the derivatives are discounted to calculate the fair value of the derivative contracts. These pricing and discounting variables are sensitive to market volatility as well as changes in future price forecasts and interest rates. See Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk for a discussion of the sensitivity of natural gas derivative fair value calculations to changes in forward natural gas prices.
We validate our derivative valuations through management review and by comparison to our counterparties’ valuations for reasonableness. Differences between our fair value calculations and counterparty valuations have historically not been material.
Impairment of Assets
All of our long-lived assets are monitored for potential impairment when circumstances indicate the carrying value of an asset may be greater than its future net cash flows, including cash flows from risk-adjusted proved reserves. Risk-adjusted probable and possible reserves may be taken into consideration when determining estimated future net cash flows and fair value when such reserves exist and are economically recoverable.
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
Impairment provisions for producing properties totaled $2.9 million for 2016. Commodity price assumptions used for the year-end December 31, 2016 impairment calculations were based on publicly available average annual forward commodity strip prices through year-end 2021 and were then escalated at 3% per year thereafter. Holding all other factors constant, as forward commodity prices decrease, our probability for recognizing producing property impairments may increase, or the magnitude of impairments to be recognized may increase. Conversely, as forward commodity prices increase, our probability for recognizing producing property impairments may decrease, or the magnitude of impairments to be recognized may decrease or be eliminated. As of December 31, 2016, the publicly available forward commodity strip prices for the year 2021 used in our fourth quarter impairment calculations averaged $56.23 per barrel for crude oil and $2.91 per Mcf for natural gas. If forward commodity prices materially decrease from current levels for an extended period, additional impairments of producing properties may be recognized in the future. Because of the uncertainty inherent in the numerous factors utilized in determining the fair value of producing properties, we cannot predict the timing and amount of future impairment charges, if any.
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

Income Taxes
We make certain estimates and judgments in determining our income tax expense for financial reporting purposes. These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities that arise from differences in the timing and recognition of revenue and expense for tax and financial reporting purposes. Our federal and state income tax returns are generally not prepared or filed before the consolidated financial statements are prepared; therefore, we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits and net operating loss carryforwards. Adjustments related to these estimates are recorded in our tax provision in the period in which we file our income tax returns. Further, we must assess the likelihood we will be able to recover or utilize our deferred tax assets. If recovery is not likely, we must record a valuation allowance against such deferred tax assets for the amount we would not expect to recover, which would result in an increase to our income tax expense. As of December 31, 2016, we believe all deferred tax assets, net of valuation allowances, reflected in our consolidated balance sheets will ultimately be utilized. We consider future taxable income in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly related to prevailing crude oil and natural gas prices). If our estimates and judgments change regarding our ability to utilize our deferred tax assets, our tax provision could increase in the period it is determined that it is more likely than not that a deferred tax asset will not be utilized.
Our effective tax rate is subject to variability from period to period as a result of factors other than changes in federal and state tax rates and/or changes in tax laws which can affect tax-paying companies. Our effective tax rate is affected by permanent taxable differences, valuation allowances, and changes in the allocation of property, payroll, and revenues between states in which we own property as rates vary from state to state. Due to the size of our gross deferred tax balances, a small change in our estimated future tax rate can have a material effect on current period earnings.
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
Recent Accounting Pronouncements Not Yet Adopted
See Part II, Item 8. Notes to Consolidated Financial Statements—Note 1. Organization and Summary of Significant Accounting Policies—New accounting pronouncements not yet adopted.
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

Inflation
Prior to the collapse of crude oil prices beginning in late 2014, we experienced inflationary pressure on technical staff compensation and the cost of oilfield services and equipment due to increases in drilling activity and competitive pressures resulting from attractive crude oil prices. However, certain costs declined in 2015 and further declined in 2016 as service providers reduced their costs in response to reduced demand arising from low commodity prices. As a result of the significant decrease in commodity prices in 2015 and 2016, the number of providers of materials and services has decreased in the regions where we operate. As a result, the likelihood of experiencing shortages of materials and services may be further increased in connection with any period of commodity price recovery. Such shortages could result in increased competition which may lead to increases in the costs of materials, services and personnel.
Non-GAAP Financial Measures
PV-10
Our PV-10 value, a non-GAAP financial measure, is derived from the standardized measure of discounted future net cash flows, which is the most directly comparable financial measure computed using U.S. GAAP. PV-10 generally differs from Standardized Measure because it does not include the effects of income taxes on future net revenues. At December 31, 2016, our PV-10 totaled approximately $6.65 billion. The standardized measure of our discounted future net cash flows was approximately $5.51 billion at December 31, 2016, representing a $1.14 billion difference from PV-10 due to the effect of deducting estimated future income taxes in arriving at Standardized Measure. We believe the presentation of PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to proved reserves held by companies without regard to the specific income tax characteristics of such entities and is a useful measure of evaluating the relative monetary significance of our crude oil and natural gas properties. Investors may utilize PV-10 as a basis for comparing the relative size and value of our proved reserves to other companies. PV-10 should not be considered as a substitute for, or more meaningful than, the Standardized Measure as determined in accordance with U.S. GAAP. Neither PV-10 nor Standardized Measure represents an estimate of the fair market value of our crude oil and natural gas properties.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
General. We are exposed to a variety of market risks including commodity price risk, credit risk, and interest rate risk. We seek to address these risks through a program of risk management which may include the use of derivative instruments.
Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for crude oil and natural gas has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index prices. Based on our average daily production for the quarter ended December 31, 2016 and excluding any effect of our derivative instruments in place, our annual revenue would increase or decrease by approximately $425 million for each $10.00 per barrel change in crude oil prices and $204 million for each $1.00 per Mcf change in natural gas prices.
To reduce price risk caused by market fluctuations in crude oil and natural gas prices, from time to time we may economically hedge a portion of our anticipated crude oil and natural gas production as part of our risk management program. In addition, we may utilize basis contracts to hedge the differential between derivative contract index prices and those of our physical pricing points. Reducing our exposure to price volatility helps secure funds to be used for our capital program. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. We may choose not to hedge future production if the price environment for certain time periods is deemed to be unfavorable. Additionally, we may choose to liquidate existing derivative positions prior to the expiration of their contractual maturities in order to monetize gain positions for the purpose of funding our capital program. While hedging, if utilized, limits the downside risk of adverse price movements, it also limits future revenues from upward price movements. Our crude oil production and sales for 2017 and beyond are currently unhedged and directly exposed to continued volatility in crude oil market prices, whether favorable or unfavorable.
Changes in natural gas prices during the year ended December 31, 2016 had an overall unfavorable impact on the fair value of our derivative instruments. For the year ended December 31, 2016, we recognized cash gains on natural gas derivatives of $88.8 million which were more than offset by non-cash mark-to-market losses on natural gas derivatives of $160.7 million.
The fair value of our natural gas derivative instruments at December 31, 2016 was a net liability of $59 million. An assumed increase in the forward prices used in the year-end valuation of our natural gas derivatives of $1.00 per MMBtu would increase our natural gas derivative liability to approximately $181 million at December 31, 2016. Conversely, an assumed decrease in forward prices of $1.00 per MMBtu would change our natural gas derivative valuation to a net asset of approximately $50 million at December 31, 2016.
See Part II, Item 8. Notes to Consolidated Financial Statements—Note 5. Derivative Instruments for further discussion of our hedging activities, including a summary of derivative contracts in place as of December 31, 2016.
Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our crude oil and natural gas production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($405 million in receivables at December 31, 2016), our joint interest and other receivables ($365 million at December 31, 2016), and counterparty credit risk associated with our derivative instrument receivables, if any.
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
Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $58 million at December 31, 2016, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on our co-owners interest in the well to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

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
We had an aggregate of $1.34 billion of variable rate borrowings outstanding on our revolving credit facility and three-year term loan at January 31, 2017. The impact of a 0.25% increase in interest rates on this amount of debt would result in increased interest expense of approximately $3.4 million per year and a $2.1 million decrease in net income per year.
The following table presents our debt maturities and the weighted average interest rates by expected maturity date as of December 31, 2016:

In thousands	2017	2018	2019	2020	2021	Thereafter	Total
Fixed rate debt:
Senior Notes:
Principal amount (1)	$—	$—	$—	$—	$—	$5,200,000	$5,200,000
Weighted-average interest rate	—	—	—	—	—	4.6%	4.6%
Note payable:
Principal amount	$2,219	$2,286	$2,360	$2,435	$2,515	$421	$12,236
Interest rate	3.1%	3.1%	3.1%	3.1%	3.1%	3.1%	3.1%
Variable rate debt:
Revolving credit facility:
Principal amount	$—	$—	$905,000	$—	$—	$—	$905,000
Weighted-average interest rate	—	—	2.4%	—	—	—	2.4%
Three-year term loan:
Principal amount	$—	$500,000	$—	$—	$—	$—	$500,000
Interest rate	—	2.3%	—	—	—	—	2.3%

(1)	Amounts do not reflect any discount or premium at which the senior notes were issued.
Changes in interest rates affect the amounts we pay on borrowings under our revolving credit facility and three-year term loan. Such borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to our senior, unsecured, long-term indebtedness. In February 2016, our corporate credit rating was downgraded by S&P and Moody's in response to weakened oil and gas industry conditions and resulting revisions made to rating agency commodity price assumptions. Those downgrades caused the interest rates on our revolving credit facility borrowings and three-year term loan to increase by 0.250% and 0.125%, respectively. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates. However, changes in interest rates do affect the fair values of our senior notes and note payable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Continental Resources, Inc.
We have audited the accompanying consolidated balance sheets of Continental Resources, Inc. (an Oklahoma corporation) and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Resources, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2017 expressed an unqualified opinion.

/s/  GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 22, 2017

Continental Resources, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
In thousands, except par values and share data	2016	2015
Assets
Current assets:
Cash and cash equivalents	$16,643	$11,463
Receivables:
Crude oil and natural gas sales	404,750	378,622
Affiliated parties	99	122
Joint interest and other, net	364,850	232,293
Derivative assets	4,061	93,922
Inventories	111,987	94,151
Prepaid expenses and other	10,843	11,766
Total current assets	913,233	822,339
Net property and equipment, based on successful efforts method of accounting	12,881,227	14,063,328
Noncurrent derivative assets	—	14,560
Other noncurrent assets	17,316	19,581
Total assets	$13,811,776	$14,919,808

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable trade	$476,342	$553,285
Revenues and royalties payable	217,425	187,000
Payables to affiliated parties	148	69
Accrued liabilities and other	176,770	176,947
Derivative liabilities	59,489	3,583
Current portion of long-term debt	2,219	2,144
Total current liabilities	932,393	923,028
Long-term debt, net of current portion	6,577,697	7,115,644
Other noncurrent liabilities:
Deferred income tax liabilities, net	1,890,305	2,090,228
Asset retirement obligations, net of current portion	94,436	101,251
Noncurrent derivative liabilities	—	3,706
Other noncurrent liabilities	14,949	17,051
Total other noncurrent liabilities	1,999,690	2,212,236
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized;
374,492,357 shares issued and outstanding at December 31, 2016;
372,959,080 shares issued and outstanding at December 31, 2015	3,745	3,730
Additional paid-in capital	1,375,290	1,345,624
Accumulated other comprehensive loss	(260)	(3,354)
Retained earnings	2,923,221	3,322,900
Total shareholders’ equity	4,301,996	4,668,900
Total liabilities and shareholders’ equity	$13,811,776	$14,919,808

The accompanying notes are an integral part of these consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
In thousands, except per share data	2016	2015	2014
Revenues:
Crude oil and natural gas sales	$2,026,958	$2,551,131	$4,107,894
Crude oil and natural gas sales to affiliates	—	1,400	95,128
Gain (loss) on crude oil and natural gas derivatives, net	(71,859)	91,085	559,759
Crude oil and natural gas service operations	25,174	36,551	38,837
Total revenues	1,980,273	2,680,167	4,801,618

Operating costs and expenses:
Production expenses	289,289	347,243	347,349
Production expenses to affiliates	—	1,654	5,123
Production taxes and other expenses	142,388	200,637	349,760
Exploration expenses	16,972	19,413	50,067
Crude oil and natural gas service operations	11,386	17,337	21,871
Depreciation, depletion, amortization and accretion	1,708,744	1,749,056	1,358,669
Property impairments	237,292	402,131	616,888
General and administrative expenses	169,580	189,846	184,655
Net gain on sale of assets and other	(307,844)	(23,149)	(600)
Total operating costs and expenses	2,267,807	2,904,168	2,933,782
Income (loss) from operations	(287,534)	(224,001)	1,867,836
Other income (expense):
Interest expense	(320,562)	(313,079)	(283,928)
Loss on extinguishment of debt	(26,055)	—	(24,517)
Other	1,697	1,995	2,647
	(344,920)	(311,084)	(305,798)
Income (loss) before income taxes	(632,454)	(535,085)	1,562,038
Provision (benefit) for income taxes	(232,775)	(181,417)	584,697
Net income (loss)	$(399,679)	$(353,668)	$977,341
Basic net income (loss) per share	$(1.08)	$(0.96)	$2.65
Diluted net income (loss) per share	$(1.08)	$(0.96)	$2.64

Comprehensive income (loss):
Net income (loss)	$(399,679)	$(353,668)	$977,341
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,094	(2,969)	(385)
Total other comprehensive income (loss), net of tax	3,094	(2,969)	(385)
Comprehensive income (loss)	$(396,585)	$(356,637)	$976,956

The accompanying notes are an integral part of these consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 31, 2013	371,317,318	$3,713	$1,250,178	$—	$2,699,227	$3,953,118
Net income	—	—	—	—	977,341	977,341
Other comprehensive loss, net of tax	—	—	—	(385)	—	(385)
Stock-based compensation	—	—	54,343	—	—	54,343
Restricted stock:
Granted	1,424,764	14	—	—	—	14
Repurchased and canceled	(283,434)	(3)	(16,580)	—	—	(16,583)
Forfeited	(453,146)	(4)	—	—	—	(4)
Balance at December 31, 2014	372,005,502	$3,720	$1,287,941	$(385)	$3,676,568	$4,967,844
Net loss	—	—	—	—	(353,668)	(353,668)
Other comprehensive loss, net of tax	—	—	—	(2,969)	—	(2,969)
Stock-based compensation	—	—	51,817	—	—	51,817
Tax benefit from stock-based compensation	—	—	13,177	—	—	13,177
Restricted stock:
Granted	1,462,534	15	—	—	—	15
Repurchased and canceled	(172,786)	(2)	(7,311)	—	—	(7,313)
Forfeited	(336,170)	(3)	—	—	—	(3)
Balance at December 31, 2015	372,959,080	$3,730	$1,345,624	$(3,354)	$3,322,900	$4,668,900
Net loss	—	—	—	—	(399,679)	(399,679)
Other comprehensive income, net of tax	—	—	—	3,094	—	3,094
Stock-based compensation	—	—	48,084	—	—	48,084
Tax deficiency from stock-based compensation	—	—	(9,828)	—	—	(9,828)
Restricted stock:
Granted	2,064,508	20	—	—	—	20
Repurchased and canceled	(337,981)	(3)	(8,590)	—	—	(8,593)
Forfeited	(193,250)	(2)	—	—	—	(2)
Balance at December 31, 2016	374,492,357	$3,745	$1,375,290	$(260)	$2,923,221	$4,301,996

The accompanying notes are an integral part of these consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(399,679)	$(353,668)	$977,341
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,709,567	1,746,454	1,368,311
Property impairments	237,292	402,131	616,888
Non-cash (gain) loss on derivatives, net	156,621	(21,532)	(174,409)
Stock-based compensation	48,098	51,834	54,353
Provision (benefit) for deferred income taxes	(209,836)	(181,441)	584,677
Tax deficiency (benefit) from stock-based compensation	9,828	(13,177)	—
Dry hole costs	4,866	8,381	23,679
Gain on sale of assets, net	(304,489)	(23,149)	(600)
Loss on extinguishment of debt	26,055	—	24,517
Other, net	9,812	12,646	7,637
Changes in assets and liabilities:
Accounts receivable	(158,383)	524,973	(129,634)
Inventories	(17,836)	7,997	(65,919)
Other current assets	968	65,493	(57,489)
Accounts payable trade	(14,404)	(201,434)	85,540
Revenues and royalties payable	30,455	(85,754)	(18,022)
Accrued liabilities and other	(883)	(84,056)	58,880
Other noncurrent assets and liabilities	(2,133)	1,403	(35)
Net cash provided by operating activities	1,125,919	1,857,101	3,355,715

Cash flows from investing activities:
Exploration and development	(1,154,131)	(3,042,747)	(4,604,468)
Purchase of producing crude oil and natural gas properties	(5,008)	(557)	(48,917)
Purchase of other property and equipment	(5,375)	(36,951)	(63,402)
Proceeds from sale of assets	631,549	34,008	129,388
Net cash used in investing activities	(532,965)	(3,046,247)	(4,587,399)

Cash flows from financing activities:
Credit facility borrowings	1,691,000	2,001,000	1,695,000
Repayment of credit facility	(1,639,000)	(1,313,000)	(1,805,000)
Proceeds from issuance of Senior Notes	—	—	1,681,834
Redemption of Senior Notes	(600,000)	—	(300,000)
Premium on redemption of Senior Notes	(19,168)	—	(17,497)
Proceeds from other debt	—	500,000	—
Repayment of other debt	(2,144)	(2,078)	(2,013)
Debt issuance costs	(40)	(4,597)	(8,026)
Repurchase of restricted stock for tax withholdings	(8,593)	(7,313)	(16,583)
Tax (deficiency) benefit from stock-based compensation	(9,828)	13,177	—
Net cash (used in) provided by financing activities	(587,773)	1,187,189	1,227,715
Effect of exchange rate changes on cash	(1)	(10,961)	(132)
Net change in cash and cash equivalents	5,180	(12,918)	(4,101)
Cash and cash equivalents at beginning of period	11,463	24,381	28,482
Cash and cash equivalents at end of period	$16,643	$11,463	$24,381

The accompanying notes are an integral part of these consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Organization and Summary of Significant Accounting Policies
Description of the Company
Continental Resources, Inc. (the “Company”) was originally formed in 1967 and is incorporated under the laws of the State of Oklahoma. The Company's principal business is crude oil and natural gas exploration, development and production with properties primarily located in the North, South, and East regions of the United States. The North region consists of properties north of Kansas and west of the Mississippi River and includes North Dakota Bakken, Montana Bakken, and the Red River units. The South region includes all properties south of Nebraska and west of the Mississippi River including various plays in the SCOOP (South Central Oklahoma Oil Province), STACK (Sooner Trend Anadarko Canadian Kingfisher), and Arkoma Woodford areas of Oklahoma. Historically, our properties in Blaine, Dewey and Custer counties of Oklahoma that produced from the Woodford formation were referred to as the Northwest Cana district, while properties often underlying the same surface acreage in those counties that produced from the Meramec and Osage formations were referred to as the STACK district. Such properties were historically combined by us and referred to as "Northwest Cana/STACK". Effective December 31, 2016, we now refer to such properties simply as "STACK". The East region is comprised of undeveloped leasehold acreage east of the Mississippi River with no current drilling or production operations.
A substantial portion of the Company’s operations are located in the North region, with that region comprising approximately 61% of the Company’s crude oil and natural gas production and approximately 69% of its crude oil and natural gas revenues for the year ended December 31, 2016. The Company's principal producing properties in the North region are located in the Bakken field of North Dakota and Montana. As of December 31, 2016, approximately 50% of the Company’s estimated proved reserves were located in the North region. In recent years, the Company has significantly expanded its activity in the South region with its discovery of the SCOOP play and its increased activity in the STACK play. The South region comprised approximately 39% of the Company's crude oil and natural gas production, 31% of its crude oil and natural gas revenues, and 50% of its estimated proved reserves at December 31, 2016.
For the year ended December 31, 2016, crude oil accounted for approximately 59% of the Company’s total production and approximately 82% of its crude oil and natural gas revenues. Crude oil represents approximately 50% of the Company's estimated proved reserves as of December 31, 2016.
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
Revenue recognition
Crude oil and natural gas sales result from interests owned by the Company in crude oil and natural gas properties. Sales of crude oil and natural gas produced from crude oil and natural gas operations are recognized when the product is delivered to the purchaser and title transfers to the purchaser. Payment is generally received one to three months after the sale has occurred. The Company uses the sales method of accounting for natural gas imbalances in those circumstances where it has under-produced or over-produced its ownership percentage in a property. Under this method, a receivable or payable is recognized only to the extent an imbalance cannot be recouped from the reserves in the underlying properties. The Company’s aggregate imbalance positions at December 31, 2016 and 2015 were not material.

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in accounts that may not be federally insured. As of December 31, 2016, the Company had cash deposits in excess of federally insured amounts of approximately $15.0 million. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.
Accounts receivable
The Company operates exclusively in crude oil and natural gas exploration and production related activities. Receivables arising from crude oil and natural gas sales and joint interest receivables are generally unsecured. Accounts receivable are due within 30 days and are considered delinquent after 60 days. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts are past due, the Company’s history of losses, and the customer or working interest owner’s ability to pay. The Company writes off specific receivables when they become noncollectable and any payments subsequently received on those receivables are credited to the allowance for doubtful accounts. Write-offs of noncollectable receivables have historically not been material. The Company's allowance for doubtful accounts totaled $3.0 million and $2.3 million as of December 31, 2016 and 2015, respectively, which is included in "Receivables—Joint interest and other, net" on the consolidated balance sheets.
Concentration of credit risk
The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with several significant purchasers. For the year ended December 31, 2016, sales to the Company’s largest purchaser accounted for approximately 18% of its total crude oil and natural gas sales. No other purchasers accounted for more than 10% of the Company’s total crude oil and natural gas sales for 2016. The Company does not require collateral and does not believe the loss of any single purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.
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
The components of inventory as of December 31, 2016 and 2015 consisted of the following:

	December 31,
In thousands	2016	2015
Tubular goods and equipment	$15,243	$15,633
Crude oil	96,744	78,518
Total	$111,987	$94,151
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

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

become part of well equipment and facilities. However, if proved reserves are not found, the capitalized costs associated with the well are expensed, net of any salvage value.
Production expenses are those costs incurred by the Company to operate and maintain its crude oil and natural gas properties and associated equipment and facilities. Production expenses include labor costs to operate the Company’s properties, repairs and maintenance, waste water disposal costs, utility costs, and materials and supplies utilized in the Company’s operations.
Service property and equipment
Service property and equipment consist primarily of automobiles and aircraft; machinery and equipment; gathering and recycling systems; storage tanks; office and computer equipment, software, furniture and fixtures; and buildings and improvements. Major renewals and replacements are capitalized and stated at cost, while maintenance and repairs are expensed as incurred.
Depreciation and amortization of service property and equipment are provided in amounts sufficient to expense the cost of depreciable assets to operations over their estimated useful lives using the straight-line method. The estimated useful lives of service property and equipment are as follows:

Service property and equipment	Useful Lives In Years
Automobiles and aircraft	5-10
Machinery and equipment	6-10
Gathering and recycling systems	15-30
Storage tanks	10-30
Office and computer equipment, software, furniture and fixtures	3-25
Buildings and improvements	10-40
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

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s primary asset retirement obligations relate to future plugging and abandonment costs on its crude oil and natural gas properties and related facilities disposal. The following table summarizes the changes in the Company’s future abandonment liabilities from January 1, 2014 through December 31, 2016:

In thousands	2016	2015	2014
Asset retirement obligations at January 1	$102,909	$76,708	$55,787
Accretion expense	6,086	4,740	3,366
Revisions (1)	(12,755)	15,068	9,916
Plus: Additions for new assets	2,692	7,404	9,022
Less: Plugging costs and sold assets	(2,754)	(1,011)	(1,383)
Total asset retirement obligations at December 31	$96,178	$102,909	$76,708
Less: Current portion of asset retirement obligations at December 31 (2)	1,742	1,658	1,246
Non-current portion of asset retirement obligations at December 31	$94,436	$101,251	$75,462

(1)
Revisions for the year ended December 31, 2016 primarily represent a decrease in the present value of liabilities resulting from a deferral of the estimated future timing of abandonment prompted by an increase in the economic lives of certain producing properties.

(2)	Balance is included in the caption "Accrued liabilities and other" in the consolidated balance sheets.
As of December 31, 2016 and 2015, net property and equipment on the consolidated balance sheets included $77.9 million and $87.5 million, respectively, of net asset retirement costs.
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
The Company had aggregate capitalized costs of $55.9 million and $71.8 million (net of accumulated amortization of $56.8 million and $47.0 million) relating to its long-term debt at December 31, 2016 and 2015, respectively. Unamortized capitalized costs associated with the Company’s Notes, three-year term loan, and note payable totaled $50.4 million and $64.1 million at December 31, 2016 and 2015, respectively, and are reflected as a reduction of "Long-term debt, net of current portion" on the consolidated balance sheets. Unamortized capitalized costs associated with the Company’s revolving credit facility totaled $5.5 million and $7.7 million at December 31, 2016 and 2015, respectively, and are reflected in "Other noncurrent assets" on the consolidated balance sheets. In November 2016, the Company wrote off $6.1 million of unamortized capitalized costs in conjunction with the redemptions of its 7.375% Senior Notes due 2020 and 7.125% Senior Notes due 2021 as discussed in Note 7. Long-Term Debt.
For the years ended December 31, 2016, 2015 and 2014, the Company recognized amortization expense associated with capitalized debt issuance costs of $9.8 million, $8.9 million and $9.3 million, respectively, which are reflected in “Interest expense” on the consolidated statements of comprehensive income (loss).

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Derivative instruments
The Company recognizes its derivative instruments on the balance sheet as either assets or liabilities measured at fair value with such amounts classified as current or long-term based on contractual settlement dates. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and resulting designation. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the changes in fair value in the consolidated statements of comprehensive income (loss). Gains and losses on crude oil and natural gas derivatives are reflected in the caption “Gain (loss) on crude oil and natural gas derivatives, net.” Gains and losses on diesel fuel derivatives are reflected in the caption “Operating costs and expenses—Net gain on sale of assets and other.”
Fair value of financial instruments
The Company’s financial instruments consist primarily of cash, trade receivables, trade payables, derivative instruments and long-term debt. See Note 6. Fair Value Measurements for a discussion of the methods used to determine fair value for the Company's financial instruments and the quantification of fair value for its derivatives and long-term debt obligations at December 31, 2016 and 2015.
Income taxes
Income taxes are accounted for using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at year-end. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s policy is to recognize penalties and interest related to unrecognized tax benefits, if any, in income tax expense. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized. The Company recorded valuation allowances of $1.0 million, $13.5 million, and $4.4 million for the years ended December 31, 2016, 2015, and 2014, respectively, against deferred tax assets associated with operating loss carryforwards generated by its Canadian subsidiary for which the Company does not expect to realize a benefit.
Earnings per share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the period. In periods where the Company has net income, diluted earnings per share reflects the potential dilution of non-vested restricted stock awards, which are calculated using the treasury stock method. The following table presents the calculation of basic and diluted weighted average shares outstanding and net income (loss) per share for the years ended December 31, 2016, 2015 and 2014.

	Year ended December 31,
In thousands, except per share data	2016	2015	2014
Income (loss) (numerator):
Net income (loss) - basic and diluted	$(399,679)	$(353,668)	$977,341
Weighted average shares (denominator):
Weighted average shares - basic	370,380	369,540	368,829
Non-vested restricted stock (1)	—	—	1,929
Weighted average shares - diluted	370,380	369,540	370,758
Net income (loss) per share:
Basic	$(1.08)	$(0.96)	$2.65
Diluted	$(1.08)	$(0.96)	$2.64

(1)
For the years ended December 31, 2016 and 2015, the Company had a net loss and therefore the potential dilutive effect of approximately 2,303,000 and 1,567,000 weighted average non-vested restricted shares, respectively, were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive to the computations.

Foreign currency translation
In 2014, the Company initiated exploratory drilling activities in Canada through a 100%-owned Canadian subsidiary. The Company's operations in Canada are currently immaterial. The Company has designated the Canadian dollar as the functional

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

currency for its Canadian operations. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in "Accumulated other comprehensive loss" within shareholders’ equity on the consolidated balance sheets.
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
The Company continues to evaluate the impact of ASU 2016-02 and is in the process of developing systems and processes to identify, classify, and account for leases within the scope of the new guidance. Based on an initial review of the new guidance and the Company’s current commitments, the Company anticipates it may be required to recognize lease assets and liabilities related to drilling rig commitments, certain equipment rentals and leases, certain surface use agreements, and potentially certain firm transportation agreements, as well as other arrangements, the effect of which cannot be estimated at this time.
Stock-based compensation – In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payment awards, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2016 and will be adopted either prospectively, retrospectively or using a modified retrospective transition approach depending on the topic covered in the standard. The Company will adopt the new standard on January 1, 2017.
Under ASU 2016-09, effective January 1, 2017 companies will no longer record excess tax benefits and deficiencies in additional paid-in capital. Instead, excess tax benefits and deficiencies will be recognized as income tax expense or benefit in the income statement. This is expected to result in increased volatility in income tax expense/benefit and corresponding variations in the relationship between income tax expense/benefit and pre-tax income/loss from period to period.
ASU 2016-09 also removes the requirement to delay recognition of an excess tax benefit until it reduces current taxes payable. Under the new guidance, effective January 1, 2017 excess tax benefits will be recorded when they arise. This change is required to be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings upon adoption. The Company estimates its cumulative effect adjustment will result in an approximate $5 million increase to retained earnings upon adoption of ASU 2016-09 on January 1, 2017. Additionally, the Company expects to recognize approximately $4 million of tax deficiencies as income tax expense in the first quarter of 2017 under the new standard.
The Company will continue its current accounting practice of estimating forfeitures in determining the amount of stock-based compensation expense to recognize. Therefore, the adoption of ASU 2016-09 is not expected to have an impact on stock-based compensation expense to be recognized on non-vested restricted stock awards.
Revenue recognition and presentation – In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which generally requires an entity to identify performance obligations in its contracts, estimate the amount of consideration to be received in the transaction price, allocate the transaction price to each separate performance obligation, and recognize revenue as obligations are satisfied. Additionally, the standard requires expanded disclosures related to revenue recognition.
Subsequent to the issuance of ASU 2014-09, the FASB has issued various clarifications and interpretive guidance to assist entities with implementation efforts, including guidance pertaining to the presentation of revenues on a gross basis (revenues presented separately from associated expenses) versus a net basis. Under this guidance, an entity generally shall record revenue on a gross basis if it controls a promised good or service before transferring it to a customer, whereas an entity shall record revenue on a net basis if its role is to arrange for another entity to provide the goods or services to a customer. Significant judgment may be required in some circumstances to determine whether gross or net presentation is appropriate.
ASU 2014-09 and related interpretive guidance will be effective for interim and annual periods beginning after December 15, 2017 and allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Company plans to adopt the standard on January 1, 2018 using a modified retrospective approach. The standard is not expected to have a material effect on the timing of the Company's revenue recognition or its financial position, results of operations, net

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

income or cash flows, but is expected to impact the presentation of future revenues and expenses under the gross-versus-net presentation guidance. Historically, the Company has generally presented its revenues net of transportation costs. The new guidance is expected to result in future revenues and associated transportation expenses for certain of the Company's arrangements being reported on a gross basis. The Company expects changes from net to gross presentation will result in an increase in revenues and a corresponding increase in separately reported transportation expenses, with no net effect on the Company's results of operations, net income, or cash flows. For the year ended December 31, 2016, the Company estimates it had approximately $230 million of transportation related charges included in "Crude oil and natural gas sales" on the consolidated statements of comprehensive income (loss). The Company is not currently able to estimate the impact on the presentation of its future revenues and expenses under the new guidance due to uncertainties with respect to future sales volumes, service costs, locations of producing properties, sales destinations, transportation methods utilized, and changes in the nature, timing, and extent of its arrangements from period to period.
Business combinations – In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. Under the new standard, when substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required. The new standard may result in more transactions being accounted for as asset acquisitions rather than business combinations. The standard is effective for interim and annual periods beginning after December 15, 2017 and shall be applied prospectively. Early adoption is permitted. The Company has elected to early adopt ASU 2017-01 on January 1, 2017 and will apply the new guidance to applicable transactions occurring after that date.
Credit losses – In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost. The standard is effective for interim and annual periods beginning after December 15, 2019 and shall be applied using a modified retrospective approach resulting in a cumulative effect adjustment to retained earnings upon adoption. The Company is currently evaluating the new standard and is unable to estimate its financial statement impact at this time.
Note 2. Supplemental Cash Flow Information
The following table discloses supplemental cash flow information about cash paid for interest and income tax payments and refunds. Also disclosed is information about investing activities that affects recognized assets and liabilities but does not result in cash receipts or payments.

	Year ended December 31,
In thousands	2016	2015	2014
Supplemental cash flow information:
Cash paid for interest	$316,116	$301,743	$267,384
Cash paid for income taxes	2	30	53,457
Cash received for income tax refunds	174	61,403	7
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	(10,063)	22,472	18,938

As of December 31, 2016, 2015, 2014, and 2013, the Company had $223.6 million, $282.8 million, $797.5 million, and $507.0 million, respectively, of accrued capital expenditures included in "Net property and equipment" and "Accounts payable trade" in the consolidated balance sheets.

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3. Net Property and Equipment
Net property and equipment includes the following at December 31, 2016 and 2015. For the year ended December 31, 2016, capital expenditures of $1.1 billion were offset by the removal of $804 million of costs associated with asset sales and $234 million of impairments of unproved properties, resulting in a minimal change in gross property and equipment during the year.

	December 31,
In thousands	2016	2015
Proved crude oil and natural gas properties	$19,802,395	$19,520,724
Unproved crude oil and natural gas properties	429,562	682,988
Service properties, equipment and other	301,788	307,059
Total property and equipment	20,533,745	20,510,771
Accumulated depreciation, depletion and amortization	(7,652,518)	(6,447,443)
Net property and equipment	$12,881,227	$14,063,328
Note 4. Accrued Liabilities and Other
Accrued liabilities and other includes the following at December 31, 2016 and 2015:

	December 31,
In thousands	2016	2015
Prepaid advances from joint interest owners	$57,861	$49,917
Accrued compensation	38,046	40,060
Accrued production taxes, ad valorem taxes and other non-income taxes	22,053	21,678
Accrued interest	52,657	62,058
Current portion of asset retirement obligations	1,742	1,658
Other	4,411	1,576
Accrued liabilities and other	$176,770	$176,947
Note 5. Derivative Instruments
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
The Company recognizes all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. The Company has not designated its crude oil and natural gas derivative instruments as hedges for accounting purposes and, as a result, marks such derivative instruments to fair value and recognizes the changes in fair value in the consolidated statements of comprehensive income (loss) under the caption “Gain (loss) on crude oil and natural gas derivatives, net.”
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
With respect to a crude oil or natural gas fixed price swap contract, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is less than the swap price, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. For a crude oil or natural gas collar contract, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the ceiling price. Neither party is required to make a payment to the other party if the settlement price for any settlement period is between the floor price and the ceiling price.

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

At December 31, 2016, the Company had outstanding natural gas derivative contracts with respect to future production as set forth in the table below. The hedged volumes reflected below represent an aggregation of multiple derivative contracts primarily having calendar year 2017 durations that are generally expected to be realized ratably over the year. The Company's natural gas derivative contracts are settled based upon reported NYMEX Henry Hub settlement prices. At December 31, 2016 the Company had no outstanding crude oil derivative contracts.

		Swaps Weighted Average Price	Floors		Ceilings
				Weighted Average Price		Weighted Average Price
Period and Type of Contract	MMBtus		Range		Range
January 2017 - December 2017
Swaps - Henry Hub	72,690,000	$3.41
Collars - Henry Hub	65,700,000		$2.40 - $3.00	$2.47	$2.92 - $3.88	$3.08
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

	Year ended December 31,
In thousands	2016	2015	2014
Cash received (paid) on derivatives:
Crude oil fixed price swaps (1)	$—	$—	$331,591
Crude oil collars (1)	—	—	65,310
Natural gas fixed price swaps	88,823	39,670	(11,551)
Natural gas collars	—	29,883	—
Cash received on derivatives, net	88,823	69,553	385,350
Non-cash gain (loss) on derivatives:
Crude oil fixed price swaps	—	—	84,792
Crude oil collars	—	—	1,121
Crude oil written call options	38	4,715	3,981
Natural gas fixed price swaps	(120,784)	41,828	62,699
Natural gas collars	(39,936)	(25,011)	21,816
Non-cash gain (loss) on derivatives, net	(160,682)	21,532	174,409
Gain (loss) on crude oil and natural gas derivatives, net	$(71,859)	$91,085	$559,759

(1)
Net cash receipts for crude oil swaps and collars for the year ended December 31, 2014 include $433 million of proceeds received from crude oil derivative contracts that were settled in the fourth quarter of 2014 prior to their contractual maturities. Of the proceeds, $373 million related to crude oil swap liquidations and $60 million related to crude oil collar liquidations.

Diesel fuel derivatives
In March 2016, the Company entered into diesel fuel swap derivative contracts to economically hedge against the variability in cash flows associated with future purchases of diesel fuel for use in drilling activities. The Company has hedged approximately 12 million gallons of diesel fuel over the period from January 2017 to December 2017 at a weighted average price of $1.43 per gallon. With respect to these diesel fuel swap contracts, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is greater than the swap price, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is less than the swap price. The diesel fuel swap contracts are settled based upon reported NYMEX settlement prices for New York Harbor ultra-low sulfur diesel fuel.
The Company recognizes its diesel fuel derivative instruments on the balance sheet as either assets or liabilities measured at fair value. The estimated fair value is based upon various factors, including commodity exchange prices, over-the-counter quotations, the risk-free interest rate, and time to expiration. The Company has not designated its diesel fuel derivative instruments as hedges for accounting purposes and, as a result, marks the derivative instruments to fair value and recognizes the

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

changes in fair value in the consolidated statements of comprehensive income (loss) under the caption “Operating costs and expenses—Net gain on sale of assets and other.” For the year ended December 31, 2016, the Company recognized cash gains totaling $0.7 million on diesel fuel derivatives that matured during the period and non-cash gains totaling $4.1 million on diesel fuel derivatives that continue to be held at year-end.
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

	December 31,
In thousands	2016	2015
Commodity derivative assets:
Gross amounts of recognized assets	$4,061	$120,385
Gross amounts offset on balance sheet	—	(11,903)
Net amounts of assets on balance sheet	4,061	108,482
Commodity derivative liabilities:
Gross amounts of recognized liabilities	(59,489)	(19,192)
Gross amounts offset on balance sheet	—	11,903
Net amounts of liabilities on balance sheet	$(59,489)	$(7,289)
The following table reconciles the net amounts disclosed above to the individual financial statement line items in the consolidated balance sheets.

	December 31,
In thousands	2016	2015
Derivative assets	$4,061	$93,922
Noncurrent derivative assets	—	14,560
Net amounts of assets on balance sheet	4,061	108,482
Derivative liabilities	(59,489)	(3,583)
Noncurrent derivative liabilities	—	(3,706)
Net amounts of liabilities on balance sheet	(59,489)	(7,289)
Total derivative assets (liabilities), net	$(55,428)	$101,193
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
Notes to Consolidated Financial Statements

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
The following tables summarize the valuation of financial instruments by pricing levels that were accounted for at fair value on a recurring basis as of December 31, 2016 and 2015.

	Fair value measurements at December 31, 2016 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Fixed price swaps	$—	$(12,297)	$—	$(12,297)
Collars	—	(43,131)	—	(43,131)
Total	$—	$(55,428)	$—	$(55,428)

	Fair value measurements at December 31, 2015 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Fixed price swaps	$—	$104,426	$—	$104,426
Collars	—	(3,195)	—	(3,195)
Written call options	—	(38)	$—	(38)
Total	$—	$101,193	$—	$101,193

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

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Unobservable Input	Assumption
Future production	Future production estimates for each property
Forward commodity prices	Forward NYMEX swap prices through 2021 (adjusted for differentials), escalating 3% per year thereafter
Operating costs	Estimated costs for the current year, escalating 3% per year thereafter
Productive life of field	Ranging from 0 to 40 years
Discount rate	10%
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
For the year ended December 31, 2016, the Company determined the carrying amounts of certain proved properties were not recoverable from future cash flows, and therefore, were impaired. Impairments of proved properties amounted to $2.9 million for 2016, all of which were recognized in the third quarter primarily for properties in a non-core area of the North region. The impaired properties were written down to their estimated fair value of approximately $0.7 million.
Certain unproved crude oil and natural gas properties were impaired during the years ended December 31, 2016, 2015, and 2014, reflecting recurring amortization of undeveloped leasehold costs on properties the Company expects will not be transferred to proved properties over the lives of the leases based on drilling plans, experience of successful drilling, and the average holding period.
The following table sets forth the non-cash impairments of both proved and unproved properties for the indicated periods. Proved and unproved property impairments are recorded under the caption “Property impairments” in the consolidated statements of comprehensive income (loss).

	Year ended December 31,
In thousands	2016	2015	2014
Proved property impairments	$2,895	$138,878	$324,302
Unproved property impairments	234,397	263,253	292,586
Total	$237,292	$402,131	$616,888

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Financial instruments not recorded at fair value
The following table sets forth the fair values of financial instruments that are not recorded at fair value in the consolidated financial statements.

	December 31, 2016		December 31, 2015
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt:
Revolving credit facility	$905,000	$905,000	$853,000	$853,000
Term loan	498,865	500,000	498,274	500,000
Note payable	12,176	10,200	14,309	12,500
7.375% Senior Notes due 2020 (1)	—	—	196,574	179,200
7.125% Senior Notes due 2021 (1)	—	—	395,365	388,300
5% Senior Notes due 2022	1,997,188	2,020,400	1,996,831	1,480,400
4.5% Senior Notes due 2023	1,484,524	1,474,800	1,482,451	1,061,000
3.8% Senior Notes due 2024	990,964	929,400	989,932	700,300
4.9% Senior Notes due 2044	691,199	607,600	691,052	430,500
Total debt	$6,579,916	$6,447,400	$7,117,788	$5,605,200
(1) The Company redeemed the 7.375% Senior Notes due 2020 and the 7.125% Senior Notes due 2021 on November 10, 2016. See Note 7. Long-Term Debt for further discussion of the redemptions.
The fair values of revolving credit facility borrowings and the term loan approximate carrying value based on borrowing rates available to the Company for bank loans with similar terms and maturities and are classified as Level 2 in the fair value hierarchy.
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

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7. Long-Term Debt
Long-term debt, net of unamortized discounts, premiums, and debt issuance costs totaling $37.3 million and $49.6 million at December 31, 2016 and 2015, respectively, consists of the following.

	December 31,
In thousands	2016	2015
Revolving credit facility	$905,000	$853,000
Term loan	498,865	498,274
Note payable	12,176	14,309
7.375% Senior Notes due 2020 (1)	—	196,574
7.125% Senior Notes due 2021 (1)	—	395,365
5% Senior Notes due 2022	1,997,188	1,996,831
4.5% Senior Notes due 2023	1,484,524	1,482,451
3.8% Senior Notes due 2024	990,964	989,932
4.9% Senior Notes due 2044	691,199	691,052
Total debt	6,579,916	7,117,788
Less: Current portion of long-term debt	2,219	2,144
Long-term debt, net of current portion	$6,577,697	$7,115,644
(1) The Company redeemed the 7.375% Senior Notes due 2020 and the 7.125% Senior Notes due 2021 on November 10, 2016 as discussed below.
Revolving credit facility
The Company has an unsecured revolving credit facility, maturing on May 16, 2019, with aggregate commitments totaling $2.75 billion at December 31, 2016, which may be increased up to a total of $4.0 billion upon agreement between the Company and participating lenders.
The Company had $905 million and $853 million of outstanding borrowings on its revolving credit facility at December 31, 2016 and 2015, respectively. Borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company's senior, unsecured, long-term indebtedness. The weighted-average interest rate on outstanding borrowings at December 31, 2016 was 2.4%.
The Company had approximately $1.84 billion of borrowing availability on its revolving credit facility at December 31, 2016 and incurs commitment fees based on currently assigned credit ratings of 0.30% per annum on the daily average amount of unused borrowing availability under its revolving credit facility.
The revolving credit facility contains certain restrictive covenants including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by the sum of net debt plus total shareholders' equity plus, to the extent resulting in a reduction of total shareholders' equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014. The Company was in compliance with the revolving credit facility covenants at December 31, 2016.

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Senior notes
The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at December 31, 2016.

	2022 Notes	2023 Notes	2024 Notes	2044 Notes
Face value (in thousands)	$2,000,000	$1,500,000	$1,000,000	$700,000
Maturity date	Sep 15, 2022	April 15, 2023	June 1, 2024	June 1, 2044
Interest payment dates	March 15, Sep 15	April 15, Oct 15	June 1, Dec 1	June 1, Dec 1
Call premium redemption period (1)	March 15, 2017	—	—	—
Make-whole redemption period (2)	March 15, 2017	Jan 15, 2023	Mar 1, 2024	Dec 1, 2043

(1)
On or after this date, the Company has the option to redeem all or a portion of its 2022 Notes at the decreasing redemption prices specified in the indenture to the 2022 Notes plus any accrued and unpaid interest to the date of redemption.

(2)
At any time prior to these dates, the Company has the option to redeem all or a portion of its senior notes of the applicable series at the “make-whole” redemption prices or amounts specified in the respective senior note indentures plus any accrued and unpaid interest to the date of redemption. On or after these dates, the Company may redeem all or a portion of its senior notes at a redemption price equal to 100% of the principal amount of the senior notes being redeemed plus any accrued and unpaid interest to the date of redemption.

The Company’s senior notes are not subject to any mandatory redemption or sinking fund requirements.
The indentures governing the Company's senior notes contain covenants that, among other things, limit the Company's ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, and consolidate, merge or transfer certain assets. The senior note covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at December 31, 2016. Three of the Company’s subsidiaries, Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, and The Mineral Resources Company, which have no material assets or operations, fully and unconditionally guarantee the senior notes on a joint and several basis. The Company’s other subsidiaries, the value of whose assets and operations are minor, do not guarantee the senior notes.
2016 Redemptions of Senior Notes
On November 10, 2016, the Company redeemed its then outstanding 7.375% Senior Notes due 2020 and 7.125% Senior Notes due 2021. The redemption price for the 2020 Notes was equal to 102.458% of the $200 million principal amount plus accrued and unpaid interest to the redemption date in accordance with the terms of the 2020 Notes and related indenture. The redemption price for the 2021 Notes was equal to 103.563% of the $400 million principal amount plus accrued and unpaid interest to the redemption date in accordance with the terms of the 2021 Notes and related indenture.
The aggregate of the principal amounts, redemption premiums, and accrued interest paid upon redemption of the 2020 Notes and 2021 Notes was $623.9 million. The Company funded the redemptions using borrowings under its revolving credit facility. Such borrowings offset the Company's previous reduction of outstanding credit facility borrowings which used proceeds totaling approximately $631.5 million from asset dispositions completed in 2016, resulting in no net increase in total debt associated with the redemptions.
The Company recognized a pre-tax loss totaling $26.1 million related to the redemptions, which includes the call premiums and write-off of deferred financing costs and unaccreted debt discounts associated with the notes and is reflected under the caption “Loss on extinguishment of debt" in the consolidated statements of comprehensive income (loss) for the year ended December 31, 2016.
2014 Redemption of Senior Notes
In July 2014, the Company redeemed its then outstanding $300 million of 8.25% Senior Notes due 2019 for $317.5 million, representing a make-whole amount calculated in accordance with the terms of the notes and related indenture. The Company recognized a pre-tax loss of $24.5 million related to the redemption, which included the make-whole premium and the write-off of deferred financing costs and unaccreted debt discount and is reflected under the caption “Loss on extinguishment of debt" in the consolidated statements of comprehensive income (loss) for the year ended December 31, 2014.

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Term loan
In November 2015, the Company borrowed $500 million under a three-year term loan agreement, the proceeds of which were used to repay a portion of the borrowings then outstanding on the Company's revolving credit facility. The term loan matures in full on November 4, 2018 and bears interest at a variable market-based interest rate plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company's senior, unsecured, long-term indebtedness. The interest rate on the term loan at December 31, 2016 was 2.3%.
The term loan contains certain restrictive covenants including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.0, consistent with the covenant requirement in the Company's revolving credit facility. The Company was in compliance with the term loan covenants at December 31, 2016.
Note payable
In February 2012, 20 Broadway Associates LLC, a 100% owned subsidiary of the Company, borrowed $22 million under a 10-year amortizing term loan secured by the Company’s corporate office building in Oklahoma City, Oklahoma. The loan bears interest at a fixed rate of 3.1% per annum. Principal and interest are payable monthly through the loan’s maturity date of February 26, 2022. Accordingly, approximately $2.2 million is reflected as a current liability under the caption “Current portion of long-term debt” in the consolidated balance sheets at December 31, 2016.
Note 8. Income Taxes
The items comprising the provision (benefit) for income taxes are as follows for the periods presented:

	Year ended December 31,
In thousands	2016	2015	2014
Current income tax provision (benefit):
United States federal (1)	(22,941)	—	—
Various states	2	24	20
Total current income tax provision (benefit)	(22,939)	24	20
Deferred income tax provision (benefit):
United States federal	(182,422)	(140,578)	527,315
Various states	(27,414)	(40,863)	57,362
Total deferred income tax provision (benefit)	(209,836)	(181,441)	584,677
Provision (benefit) for income taxes	$(232,775)	$(181,417)	$584,697
(1) The current federal income tax benefit for the year ended December 31, 2016 represents alternative minimum tax refunds.
The provision (benefit) for income taxes differs from the amount computed by applying the United States statutory federal income tax rate to income (loss) before income taxes. The sources and tax effects of the difference are as follows:

	Year ended December 31,
In thousands	2016	2015	2014
Expected income tax expense (benefit) based on US statutory tax rate of 35%	$(221,359)	$(187,280)	$546,713
State income taxes, net of federal benefit	(18,829)	(16,219)	42,169
Canadian valuation allowance	1,044	13,503	4,389
Effect of differing statutory tax rate in Canada	481	5,239	(1,900)
Other, net	5,888	3,340	(6,674)
Provision (benefit) for income taxes	$(232,775)	$(181,417)	$584,697

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The components of the Company’s deferred tax assets and deferred tax liabilities as of December 31, 2016 and 2015 are reflected in the table below.

	December 31,
In thousands	2016	2015
Deferred tax assets
United States net operating loss carryforwards	478,975	398,024
Canadian net operating loss carryforwards	18,936	17,892
Alternative minimum tax carryforwards	16,663	40,796
Equity compensation	32,924	32,910
Non-cash losses on derivatives	21,064	—
Other	11,466	11,048
Total deferred tax assets	580,028	500,670
Canadian valuation allowance	(18,936)	(17,892)
Total deferred tax assets, net of valuation allowance	561,092	482,778
Deferred tax liabilities
Property and equipment	(2,448,450)	(2,528,125)
Non-cash gains on derivatives	—	(38,452)
Gain on derivative liquidation	—	(4,158)
Other	(2,947)	(2,271)
Total deferred tax liabilities	(2,451,397)	(2,573,006)
Deferred income tax liabilities, net	$(1,890,305)	$(2,090,228)
As of December 31, 2016, the Company had federal and state net operating loss carryforwards of $1.08 billion and $2.17 billion, respectively. The federal net operating loss carryforward will begin expiring in 2033. The Company's net operating loss carryforward in Oklahoma totaled $1.56 billion at December 31, 2016, which will begin to expire in 2027. The Company's net operating loss carryforward in North Dakota totaled $530 million at December 31, 2016, which will begin to expire in 2033. The Company has alternative minimum tax credit carryforwards of $17 million that have no expiration date. Any available statutory depletion carryforwards will be recognized when realized. The Company files income tax returns in the U.S. federal, U.S. state and Canadian jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2013.
The Company recorded valuation allowances of $1.0 million, $13.5 million and $4.4 million against Canadian deferred tax assets for the years ended December 31, 2016, 2015 and 2014, respectively, which resulted in a cumulative valuation allowance of $18.9 million as of December 31, 2016. Our Canadian subsidiary has generated operating loss carryforwards for which we do not believe we will realize a benefit. The amount of deferred tax assets considered realizable, however, could change if our subsidiary generates taxable income.

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9. Lease Commitments
The Company’s operating lease obligations primarily represent leases for land and road use, office equipment, and communication towers. Lease payments associated with operating leases for the years ended December 31, 2016, 2015 and 2014 were $4.4 million, $9.6 million and $8.0 million, respectively, a portion of which was capitalized and/or billed to other interest owners. At December 31, 2016, the minimum future rental commitments under operating leases having lease terms in excess of one year are as follows:

In thousands	Total amount
2017	$1,624
2018	1,376
2019	746
2020	643
2021	476
Thereafter	7,629
Total obligations	$12,494
Note 10. Commitments and Contingencies
Included below is a discussion of various future commitments of the Company as of December 31, 2016. The commitments under these arrangements are not recorded in the accompanying consolidated balance sheets.
Drilling commitments – As of December 31, 2016, the Company has drilling rig contracts with various terms extending to January 2020 to ensure rig availability in its key operating areas. Future commitments as of December 31, 2016 total approximately $227 million, of which $138 million is expected to be incurred in 2017, $59 million in 2018, $29 million in 2019, and $1 million in 2020.
Transportation and processing commitments – The Company has entered into transportation and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. The commitments, which have varying terms extending as far as 2027, require the Company to pay per-unit transportation or processing charges regardless of the amount of capacity used. Future commitments remaining as of December 31, 2016 under the arrangements amount to approximately $840 million, of which $221 million is expected to be incurred in 2017, $215 million in 2018, $162 million in 2019, $55 million in 2020, $44 million in 2021, and $143 million thereafter. The Company’s commitments are for production primarily in the North region. The Company is not committed under these contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future.
Litigation – In November 2010, a putative class action was filed in the District Court of Blaine county, Oklahoma by Billy J. Strack and Daniela A. Renner as trustees of certain named trusts and on behalf of other similarly situated parties against the Company. The Petition alleged the Company improperly deducted post-production costs from royalties paid to plaintiffs and other royalty interest owners from crude oil and natural gas wells located in Oklahoma. The plaintiffs alleged a number of claims, including breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the proposed class. On November 3, 2014, plaintiffs filed an Amended Petition that did not add any substantive claims, but sought a “hybrid class action” in which they sought certification of certain claims for injunctive relief, reserving the right to seek a further class certification on money damages in the future. Plaintiffs filed an Amended Motion for Class Certification on January 9, 2015, that modified the proposed class to royalty owners in Oklahoma production from July 1, 1993, to the present (instead of 1980 to the present) and sought certification of over 45 separate “issues” for injunctive or declaratory relief, again, reserving the right to seek a further class certification of money damages in the future. The Company responded to the petition, its amendment, and the motions for class certification denying the allegations and raising a number of affirmative defenses and legal arguments to each of the claims and filings. Certain discovery was undertaken and the “hybrid” motion was briefed by plaintiffs and the Company. A hearing on the “hybrid” class certification was held on June 1 and 2, 2015. On June 11, 2015, the trial court certified a “hybrid” class as requested by plaintiffs. The Company appealed the trial court’s class certification order. On February 8, 2017, the Court of Civil Appeals reversed the trial court’s ruling on certification and remanded the case for further proceedings. The Company is not currently able to estimate a reasonably possible loss or range of loss or what impact, if any, the ultimate resolution of the action will have on its financial condition, results of operations or cash flows due to the preliminary status of the matter, the complexity and number of legal and factual issues presented by the matter and uncertainties with respect to, among other things, the nature of the claims and defenses, the potential size of the class, the scope and types of the properties and agreements involved, the production years involved, and the ultimate potential outcome of the matter. It is reasonably possible

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

one or more events may occur in the near term that could impact the Company’s ability to estimate the potential effect this matter could have, if any, on its financial condition, results of operations or cash flows. Plaintiffs have alleged underpayments in excess of $200 million that they may claim as damages, which may increase with the passage of time, a majority of which would be comprised of interest. The Company disputes plaintiffs’ claims, disputes the case meets the requirements for a class action and continues to vigorously defend the case. An unsuccessful mediation was conducted on December 7, 2015. The parties continue to negotiate a possible resolution to the case. However, it is unclear and unforeseeable whether the parties' efforts will result in settlement and the Company will continue to defend the case on all merits and certification issues and, absent settlement, intends to defend the case to a final judgment.
The Company is involved in various other legal proceedings including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, personal injury claims, disputes with tax authorities and other matters. While the outcome of such other legal matters cannot be predicted with certainty, the Company does not expect them to have a material effect on its financial condition, results of operations or cash flows. As of December 31, 2016 and 2015, the Company had recorded a liability on the consolidated balance sheets under the caption “Other noncurrent liabilities” of $6.5 million and $6.1 million, respectively, for various matters, none of which are believed to be individually significant.
Environmental risk – Due to the nature of the crude oil and natural gas business, the Company is exposed to possible environmental risks. The Company is not aware of any material environmental issues or claims.
Note 11. Related Party Transactions
The affiliate transactions reflected in the consolidated statements of comprehensive income (loss) include transactions between the Company and Hiland Partners, LP and its subsidiaries ("Hiland"). Hiland was controlled by the Company's principal shareholder through February 13, 2015, at which time it was sold to an unaffiliated third party. As a result of the sale, the prior related party relationship between the Company and Hiland terminated as of February 13, 2015, which resulted in a reduction in certain affiliate transactions recognized in the Company's financial statements subsequent to that date.
The Company historically sold a portion of its natural gas production to Hiland. For the years ended December 31, 2015 and 2014, these sales amounted to $1.4 million and $95.1 million, respectively, net of transportation and processing costs, and are included in the caption “Crude oil and natural gas sales to affiliates” in the consolidated statements of comprehensive income (loss).
The Company capitalized costs of $0.1 million, $2.6 million and $5.9 million in 2016, 2015, and 2014, respectively, associated with drilling rig services and demobilization of a drilling rig provided by an affiliate. Hiland historically provided field services such as compression, purchases of residue fuel gas and reclaimed crude oil, and reimbursements of generator rentals and fuel. Production and other expenses attributable to these transactions with Hiland were $1.7 million and $5.1 million for the years ended December 31, 2015 and 2014, respectively. The total amount paid to these affiliates, a portion of which was billed to other interest owners, was $0.1 million, $7.7 million and $58.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. Nothing was due to these affiliates at December 31, 2016 and 2015 related to the transactions.
Certain officers of the Company own or control entities that own working and royalty interests in wells operated by the Company. The Company paid revenues to these affiliates, including royalties, of $0.4 million, $0.7 million, and $1.7 million and received payments from these affiliates of $0.3 million, $0.5 million, and $0.8 million during the years ended December 31, 2016, 2015, and 2014, respectively, relating to the operations of the respective properties. At December 31, 2016 and 2015, approximately $90,000 and $106,000 was due from these affiliates, respectively, and approximately $45,000 and $52,000 was due to these affiliates, respectively, relating to these transactions.
The Company allows certain affiliates to use its corporate aircraft and crews and has used the aircraft and crews of those same affiliates from time to time in order to facilitate efficient transportation of Company personnel. The rates charged between the parties vary by type of aircraft used. In 2016, the Company also purchased an existing prepaid maintenance account from an affiliate for use in major engine overhaul to be applied as needed for corporate aircrafts. For usage during 2016, 2015, and 2014, the Company charged affiliates approximately $9,500, $9,600, and $51,000, respectively, for use of its corporate aircraft, crews, fuel, utilities and reimbursement of expenses and received approximately $6,800, $33,000, and $39,000 from affiliates in 2016, 2015, and 2014, respectively. The Company was charged approximately $292,000, $236,000, and $97,000, respectively, by affiliates for use of their aircraft and reimbursement of expenses during 2016 (including the prepayment), 2015, and 2014 and paid $195,000, $221,000, and $34,000 to the affiliates in 2016, 2015, and 2014, respectively. At December 31, 2016 and 2015, approximately $3,400 and $1,000 was due from an affiliate, respectively, and approximately $97,000 and $15,000 was due to an affiliate, respectively, relating to these transactions.

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company incurred costs for various field projects that had been ongoing with an entity that became an affiliate of the Company in the third quarter of 2014. During the fourth quarter of 2015, the affiliate relationship terminated. The total amount invoiced and capitalized for 2015 and 2014 associated with the projects was $8.8 million and $1.8 million, respectively. The total amount paid, a portion of which was billed to other interest owners, was $9.2 million and $1.9 million for 2015 and 2014 respectively.
Note 12. Stock-Based Compensation
The Company has granted restricted stock to employees and directors pursuant to the Continental Resources, Inc. 2013 Long-Term Incentive Plan ("2013 Plan") as discussed below. The Company’s associated compensation expense, which is included in the caption “General and administrative expenses” in the consolidated statements of comprehensive income (loss), was $48.1 million, $51.8 million, and $54.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
In May 2013, the Company adopted the 2013 Plan and reserved 19,680,072 shares of common stock that may be issued pursuant to the plan. As of December 31, 2016, the Company had 15,265,952 shares of common stock available for long-term incentive awards to employees and directors under the 2013 Plan.
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
A summary of changes in non-vested restricted shares from December 31, 2013 to December 31, 2016 is presented below.

	Number of non-vested shares	Weighted average grant-date fair value
Non-vested restricted shares at December 31, 2013	2,714,312	$37.50
Granted	1,424,764	61.11
Vested	(1,007,166)	35.91
Forfeited	(453,146)	44.90
Non-vested restricted shares at December 31, 2014	2,678,764	$49.40
Granted	1,462,534	46.65
Vested	(555,517)	48.07
Forfeited	(336,170)	51.23
Non-vested restricted shares at December 31, 2015	3,249,611	$48.20
Granted	2,064,508	22.36
Vested	(1,207,235)	41.27
Forfeited	(193,250)	39.79
Non-vested restricted shares at December 31, 2016	3,913,634	$37.12
The grant date fair value of restricted stock represents the closing market price of the Company’s common stock on the date of grant. Compensation expense for a restricted stock grant is a fixed amount determined at the grant date fair value and is recognized ratably over the vesting period as services are rendered by employees and directors. There are no post-vesting restrictions related to the Company’s restricted stock. The fair value at the vesting date of restricted stock that vested during 2016, 2015 and 2014 was $30.0 million, $23.6 million and $58.2 million, respectively. As of December 31, 2016, there was approximately $55 million of unrecognized compensation expense related to non-vested restricted stock. This expense is expected to be recognized over a weighted average period of 1.4 years.

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13. Accumulated Other Comprehensive Loss
Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in "Accumulated other comprehensive loss" within shareholders’ equity on the consolidated balance sheets. The following table summarizes the change in accumulated other comprehensive loss for the years ended December 31, 2016, 2015, and 2014:

	Year ended December 31,
In thousands	2016	2015	2014
Beginning accumulated other comprehensive loss, net of tax	$(3,354)	$(385)	$—
Foreign currency translation adjustments	3,094	(2,969)	(385)
Income taxes (1)	—	—	—
Other comprehensive income (loss), net of tax	3,094	(2,969)	(385)
Ending accumulated other comprehensive loss, net of tax	$(260)	$(3,354)	$(385)

(1)
A valuation allowance has been recognized against all deferred tax assets associated with losses generated by the Company's Canadian operations, thereby resulting in no income taxes on other comprehensive income (loss).

Note 14. Property Dispositions
2016
In October 2016, the Company sold approximately 30,000 net acres of non-strategic leasehold located in the SCOOP play in Oklahoma for cash proceeds totaling $295.6 million. The leasehold was located primarily in the eastern portion of the SCOOP play and included producing properties with production totaling approximately 700 barrels of oil equivalent per day. In connection with the transaction, the Company recognized a pre-tax gain of $201.0 million. The disposed properties represented an immaterial portion of the Company’s proved reserves.
In September 2016, the Company sold non-strategic properties in North Dakota and Montana to a third party for cash proceeds of $214.8 million, with no gain or loss recognized. The sale included approximately 68,000 net acres of leasehold primarily in western Williams county, North Dakota, and approximately 12,000 net acres of leasehold in Roosevelt county, Montana. The sale also included producing properties with production totaling approximately 2,700 barrels of oil equivalent per day. The disposed properties represented an immaterial portion of the Company’s proved reserves.
In April 2016, the Company sold approximately 132,000 net acres of undeveloped leasehold acreage located in Wyoming to a third party for cash proceeds of $110.0 million. In connection with the transaction, the Company recognized a pre-tax gain of $96.9 million. The disposed properties had no production or proved reserves.
2015
During the year ended December 31, 2015, the Company sold certain non-strategic properties in various areas to third parties for proceeds totaling $34.0 million. The proceeds primarily related to the disposition of certain non-producing leasehold acreage in Oklahoma to a third party for $25.9 million in May 2015. The Company recognized a pre-tax gain on the transaction of $20.5 million. The disposed properties represented an immaterial portion of the Company’s leasehold acreage.
2014
During the year ended December 31, 2014, the Company sold certain non-strategic properties in various areas to third parties for proceeds totaling $129.4 million. The proceeds primarily related to dispositions of properties in the Niobrara play in Colorado and Wyoming in March 2014 for proceeds totaling $30.3 million and $85.8 million of proceeds received in conjunction with the disposition of certain Oklahoma properties in September 2014, with no significant gains or losses recognized. The disposed properties represented an immaterial portion of the Company’s total proved reserves, production, and revenues.

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15. Crude Oil and Natural Gas Property Information
The tables reflected below represent consolidated figures for the Company and its subsidiaries. In 2014, the Company initiated exploratory drilling activities in Canada. Through December 31, 2016, those drilling activities have not had a material impact on the Company's total capital expenditures, production, and revenues. Accordingly, the results of operations, costs incurred, and capitalized costs associated with the Canadian operations have not been shown separately from the consolidated figures in the tables below.
The following table sets forth the Company’s consolidated results of operations from crude oil and natural gas producing activities for the years ended December 31, 2016, 2015 and 2014.

	Year ended December 31,
In thousands	2016	2015	2014
Crude oil and natural gas sales	$2,026,958	$2,552,531	$4,203,022
Production expenses	(289,289)	(348,897)	(352,472)
Production taxes and other expenses	(142,388)	(200,637)	(349,760)
Exploration expenses	(16,972)	(19,413)	(50,067)
Depreciation, depletion, amortization and accretion	(1,679,485)	(1,722,336)	(1,338,351)
Property impairments	(237,292)	(402,131)	(616,888)
Income tax benefit (provision)	126,794	33,680	(559,311)
Results from crude oil and natural gas producing activities	$(211,674)	$(107,203)	$936,173
Costs incurred in crude oil and natural gas activities
Costs incurred, both capitalized and expensed, in connection with the Company’s consolidated crude oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2016, 2015 and 2014 are presented below:

	Year ended December 31,
In thousands	2016	2015	2014
Property acquisition costs:
Proved	$5,008	$557	$48,917
Unproved	149,962	168,492	409,529
Total property acquisition costs	154,970	169,049	458,446
Exploration Costs	182,355	241,523	863,606
Development Costs	767,148	2,148,530	3,670,448
Total	$1,104,473	$2,559,102	$4,992,500
Costs incurred above include asset retirement costs and revisions thereto of ($9.6) million, $22.8 million and $20.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Aggregate capitalized costs
Aggregate capitalized costs relating to the Company’s consolidated crude oil and natural gas producing activities and related accumulated depreciation, depletion and amortization as of December 31, 2016 and 2015 are as follows:

	December 31,
In thousands	2016	2015
Proved crude oil and natural gas properties	$19,802,395	$19,520,724
Unproved crude oil and natural gas properties	429,562	682,988
Total	20,231,957	20,203,712
Less accumulated depreciation, depletion and amortization	(7,553,255)	(6,374,218)
Net capitalized costs	$12,678,702	$13,829,494
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
The following table presents the amount of capitalized exploratory drilling costs pending evaluation at December 31 for each of the last three years and changes in those amounts during the years then ended:

	Year ended December 31,
In thousands	2016	2015	2014
Balance at January 1	$59,397	$93,421	$152,775
Additions to capitalized exploratory well costs pending determination of proved reserves	123,980	132,806	627,853
Reclassification to proved crude oil and natural gas properties based on the determination of proved reserves	(141,941)	(160,779)	(671,618)
Capitalized exploratory well costs charged to expense	(6,584)	(6,051)	(15,589)
Balance at December 31	$34,852	$59,397	$93,421
Number of gross wells	54	73	119
As of December 31, 2016, the Company had no significant exploratory drilling costs that were suspended one year beyond the completion of drilling.
Note 16. Supplemental Crude Oil and Natural Gas Information (Unaudited)
The table below shows estimates of proved reserves prepared by the Company’s internal technical staff and independent external reserve engineers in accordance with SEC definitions. Ryder Scott Company, L.P. ("Ryder Scott") prepared reserve estimates for properties comprising approximately 99%, 99%, and 99% of the Company’s discounted future net cash flows (PV-10) as of December 31, 2016, 2015, and 2014, respectively. Properties comprising 99%, 98%, and 98% of total proved reserves were evaluated by Ryder Scott as of December 31, 2016, 2015, and 2014, respectively. Remaining reserve estimates were prepared by the Company’s internal technical staff. All proved reserves stated herein are located in the United States. No proved reserves have been included for the Company's Canadian operations as of December 31, 2016, 2015, and 2014.
Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be economically producible in future periods from known reservoirs under existing economic

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
Reserves at December 31, 2016, 2015 and 2014 were computed using the 12-month unweighted average of the first-day-of-the-month commodity prices as required by SEC rules.
Natural gas imbalance receivables and payables for each of the three years ended December 31, 2016, 2015 and 2014 were not material and have not been included in the reserve estimates.
Proved crude oil and natural gas reserves
Changes in proved reserves were as follows for the periods presented:

	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Proved reserves as of December 31, 2013	737,788	2,078,020	1,084,125
Revisions of previous estimates	(67,151)	(244,783)	(107,949)
Extensions, discoveries and other additions	239,526	1,206,569	440,621
Production	(44,530)	(114,295)	(63,579)
Sales of minerals in place	(123)	(18,623)	(3,227)
Purchases of minerals in place	850	1,498	1,100
Proved reserves as of December 31, 2014	866,360	2,908,386	1,351,091
Revisions of previous estimates	(246,840)	(302,143)	(297,198)
Extensions, discoveries and other additions	134,764	710,453	253,173
Production	(53,517)	(164,454)	(80,926)
Sales of minerals in place	(253)	(456)	(329)
Purchases of minerals in place	—	—	—
Proved reserves as of December 31, 2015	700,514	3,151,786	1,225,811
Revisions of previous estimates	(99,966)	(63,057)	(110,474)
Extensions, discoveries and other additions	97,587	911,062	249,430
Production	(46,850)	(195,240)	(79,390)
Sales of minerals in place	(8,057)	(14,733)	(10,513)
Purchases of minerals in place	—	—	—
Proved reserves as of December 31, 2016	643,228	3,789,818	1,274,864
Revisions of previous estimates. Revisions represent changes in previous reserve estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.
Downward revisions to proved reserves in 2016 resulted in part from decreases in average commodity prices during the year. The 12-month average price for crude oil decreased 15% from $50.28 per Bbl for 2015 to $42.75 per Bbl for 2016, while the 12-month average price for natural gas decreased 3% from $2.58 per MMBtu for 2015 to $2.49 per MMBtu for 2016. These decreases shortened the economic lives of certain producing properties and caused certain exploration and development projects to become uneconomic which had an adverse impact on the Company's proved reserve estimates, resulting in downward revisions of 20 MMBo and 50 Bcf (totaling 28 MMBoe) in 2016.

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In response to the prolonged decrease in commodity prices throughout the majority of 2016, the Company further refined its capital program to focus on areas that provide the greatest opportunities to convert undeveloped acreage to acreage held by production, achieve operating efficiencies and cost reductions through multi-well pad drilling, and improve recoveries, cash flows and rates of return using enhanced completions. As part of this effort, the Company shifted a significant portion of its 2016 spending away from the Bakken to areas in Oklahoma that offered more advantageous opportunities. This shift, a longer and more severe decrease in crude oil prices than anticipated, and the Company's increased emphasis on balancing capital spending with cash flows have altered the timing and extent of previous development plans in certain areas and resulted in the removal of 51 MMBo and 118 Bcf (totaling 70 MMBoe) of proved undeveloped reserves no longer scheduled to be developed within five years from the date of initial booking, primarily in the Bakken.
Additionally, changes in anticipated production performance on certain properties resulted in 37 MMBo of downward revisions to crude oil proved reserves and 166 Bcf of upward revisions to natural gas proved reserves (netting to 9 MMBoe of downward revisions) in 2016. Further, changes in ownership interests, operating costs, and other factors during 2016 resulted in 7 MMBo of upward revisions to crude oil proved reserves and 61 Bcf of downward revisions to natural gas proved reserves (netting to 3 MMBoe of downward revisions).
Extensions, discoveries and other additions. These are additions to proved reserves resulting from (1) extension of the proved acreage of previously discovered reservoirs through additional drilling in periods subsequent to discovery and (2) discovery of new fields with proved reserves or of new reservoirs of proved reserves in old fields.
Extensions, discoveries and other additions for each of the three years reflected in the table above were primarily due to increases in proved reserves associated with our successful drilling activity in the Bakken, SCOOP, and STACK plays. Proved reserve additions in the Bakken totaled 55 MMBo and 105 Bcf (totaling 73 MMBoe) and reserve additions in SCOOP totaled 18 MMBo and 475 Bcf (totaling 97 MMBoe) for the year ended December 31, 2016. Additionally, 2016 extensions and discoveries were significantly impacted by successful drilling results in the STACK play, resulting in proved reserve additions of 24 MMBo and 331 Bcf (totaling 79 MMBoe) in 2016.
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
The following reserve information sets forth the estimated quantities of proved developed and proved undeveloped crude oil and natural gas reserves of the Company as of December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
Proved Developed Reserves
Crude oil (MBbl)	290,210	326,798	342,137
Natural Gas (MMcf)	1,370,620	1,190,343	962,051
Total (MBoe)	518,646	525,188	502,479
Proved Undeveloped Reserves
Crude oil (MBbl)	353,018	373,716	524,223
Natural Gas (MMcf)	2,419,198	1,961,443	1,946,335
Total (MBoe)	756,218	700,623	848,612
Total Proved Reserves
Crude oil (MBbl)	643,228	700,514	866,360
Natural Gas (MMcf)	3,789,818	3,151,786	2,908,386
Total (MBoe)	1,274,864	1,225,811	1,351,091
Proved developed reserves are reserves expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are reserves expected to be recovered from new wells on undrilled acreage or from existing wells that require relatively major capital expenditures to recover. Natural gas is converted to barrels of crude oil equivalent using a conversion factor of six thousand cubic feet per barrel of crude oil based on the average equivalent energy content of natural gas compared to crude oil.

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
The following table sets forth the standardized measure of discounted future net cash flows attributable to the Company’s proved crude oil and natural gas reserves as of December 31, 2016, 2015 and 2014.

	December 31,
In thousands	2016	2015	2014
Future cash inflows	$31,008,587	$36,551,672	$90,867,459
Future production costs	(9,175,410)	(10,869,493)	(25,799,221)
Future development and abandonment costs	(6,452,647)	(6,935,958)	(12,842,174)
Future income taxes	(3,018,839)	(3,717,612)	(13,800,737)
Future net cash flows	12,361,691	15,028,609	38,425,327
10% annual discount for estimated timing of cash flows	(6,851,468)	(8,552,325)	(19,992,293)
Standardized measure of discounted future net cash flows	$5,510,223	$6,476,284	$18,433,034
The weighted average crude oil price (adjusted for location and quality differentials) utilized in the computation of future cash inflows was $35.57, $41.63, and $84.54 per barrel at December 31, 2016, 2015 and 2014, respectively. The weighted average natural gas price (adjusted for location and quality differentials) utilized in the computation of future cash inflows was $2.14, $2.35, and $6.06 per Mcf at December 31, 2016, 2015 and 2014, respectively. Future cash flows are reduced by estimated future costs to develop and produce the proved reserves, as well as certain abandonment costs, based on year-end cost estimates assuming continuation of existing economic conditions. The expected tax benefits to be realized from the utilization of net operating loss carryforwards and tax credits are used in the computation of future income tax cash flows.
The changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company’s proved crude oil and natural gas reserves are presented below for each of the past three years.

	December 31,
In thousands	2016	2015	2014
Standardized measure of discounted future net cash flows at January 1	$6,476,284	$18,433,034	$16,295,767
Extensions, discoveries and improved recoveries, less related costs	786,587	1,091,283	5,516,528
Revisions of previous quantity estimates	(794,785)	(2,156,028)	(1,755,366)
Changes in estimated future development and abandonment costs	1,651,218	5,008,731	476,665
Sales of minerals in place, net	(90,390)	(7,768)	(3,196)
Net change in prices and production costs	(2,003,163)	(16,111,142)	(1,925,349)
Accretion of discount	798,597	1,843,303	1,629,576
Sales of crude oil and natural gas produced, net of production costs	(1,595,281)	(2,002,997)	(3,500,790)
Development costs incurred during the period	454,983	1,394,584	2,466,748
Change in timing of estimated future production and other	(538,665)	(3,844,259)	(309,902)
Change in income taxes	364,838	2,827,543	(457,647)
Net change	(966,061)	(11,956,750)	2,137,267
Standardized measure of discounted future net cash flows at December 31	$5,510,223	$6,476,284	$18,433,034

Continental Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17. Quarterly Financial Data (Unaudited)
The Company’s unaudited quarterly financial data for 2016 and 2015 is summarized below.

	Quarter ended
In thousands, except per share data	March 31	June 30	September 30	December 31
2016
Total revenues (1)	$453,174	$451,211	$526,199	$549,689
Gain (loss) on crude oil and natural gas derivatives, net (1)	$42,112	$(82,257)	$15,668	$(47,382)
Property impairments (2)	$78,927	$66,112	$57,689	$34,564
Gain on sale of assets, net (3)	$109	$96,907	$6,158	$201,315
Income (loss) from operations	$(239,103)	$(110,547)	$(93,183)	$155,299
Loss on extinguishment of debt (4)	$—	$—	$—	$26,055
Net income (loss)	$(198,326)	$(119,402)	$(109,621)	$27,670
Net income (loss) per share:
Basic	$(0.54)	$(0.32)	$(0.30)	$0.07
Diluted	$(0.54)	$(0.32)	$(0.30)	$0.07
2015
Total revenues (1)	$625,644	$796,374	$682,669	$575,480
Gain (loss) on crude oil and natural gas derivatives, net (1)	$32,755	$(4,737)	$46,527	$16,540
Property impairments (2)	$147,561	$76,872	$96,697	$81,001
Gain on sale of assets, net (3)	$2,070	$20,573	$288	$218
Income (loss) from operations	$(111,276)	$82,447	$(52,356)	$(142,816)
Net income (loss)	$(131,971)	$403	$(82,423)	$(139,677)
Net income (loss) per share:
Basic	$(0.36)	$—	$(0.22)	$(0.38)
Diluted	$(0.36)	$—	$(0.22)	$(0.38)

(1)
Gains and losses on crude oil and natural gas derivative instruments are reflected in “Total revenues” on both the consolidated statements of comprehensive income (loss) and this table of unaudited quarterly financial data. Crude oil and natural gas derivative gains and losses have been shown separately to illustrate the fluctuations in revenues that are attributable to the Company’s derivative instruments. Commodity price fluctuations each quarter can result in significant swings in mark-to-market gains and losses, which affects comparability between periods.

(2)
Property impairments have been shown separately to illustrate the impact on quarterly results attributable to write downs of the Company's assets. Commodity price fluctuations each quarter can result in significant changes in estimated future cash flows and resulting impairments, which affects comparability between periods.

(3)
Gains on asset sales have been shown separately to illustrate the impact on quarterly results attributable to asset dispositions, which differ in significance from period to period and affect comparability. See Note 14. Property Dispositions for a discussion of notable dispositions.

(4)	See Note 7. Long-Term Debt for discussion of the loss recognized by the Company upon the redemption of its 2020 Notes and 2021 Notes in the 2016 fourth quarter.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes in accountants or any disagreements with accountants.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), the management of our Company concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that follows.

/s/ Harold G. Hamm
Chairman of the Board and Chief Executive Officer

/s/ John D. Hart
Senior Vice President, Chief Financial Officer and Treasurer

February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Continental Resources, Inc.
We have audited the internal control over financial reporting of Continental Resources, Inc. (an Oklahoma corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 22, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 22, 2017

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information as to Item 10 will be set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held in May 2017 (the “Annual Meeting”) and is incorporated herein by reference.

Item 11.	Executive Compensation
Information as to Item 11 will be set forth in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under equity compensation plans is disclosed in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information and is incorporated herein by reference. Other applicable information required as to Item 12 will be set forth in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

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

4.4
Indenture dated as of April 5, 2013 among Continental Resources, Inc., Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC and Wilmington Trust, National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed April 11, 2013 and incorporated herein by reference.

4.5
Indenture dated as of May 19, 2014 among Continental Resources, Inc., Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC and Wilmington Trust, National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed May 22, 2014 and incorporated herein by reference.

4.6
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

10.6†
Continental Resources, Inc. Deferred Compensation Plan filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File No. 001-32886) filed September 26, 2013 and incorporated herein by reference.

10.7†
First Amendment to the Continental Resources, Inc. Deferred Compensation Plan filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 001-32886) filed May 8, 2014 and incorporated herein by reference.

10.8
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

10.9†
Second Amendment to the Continental Resources, Inc. Deferred Compensation Plan adopted and effective as of May 23, 2014 filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-196944) filed June 20, 2014 and incorporated herein by reference.

10.10†
Description of cash bonus plan approved as of March 20, 2015 filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2015 (Commission File No. 001-32886) filed May 6, 2015 and incorporated herein by reference.

10.11
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

10.12†
Summary of Non-Employee Director Compensation Approved as of May 19, 2016 to be effective July 1, 2016 filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2016 (Commission File No. 001-32886) filed August 3, 2016 and incorporated herein by reference.

10.13
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

CONTINENTAL RESOURCES, INC.

By:	/S/ HAROLD G. HAMM
Name:	Harold G. Hamm
Title:	Chairman of the Board and Chief Executive Officer
Date:	February 22, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Continental Resources, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HAROLD G. HAMM	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 22, 2017
Harold G. Hamm

/s/ JOHN D. HART	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 22, 2017
John D. Hart

/s/ WILLIAM B. BERRY	Director	February 22, 2017
William B. Berry

/s/ DAVID L. BOREN	Director	February 22, 2017
David L. Boren

/s/ LON MCCAIN	Director	February 22, 2017
Lon McCain

/s/ JOHN T. MCNABB II	Director	February 22, 2017
John T. McNabb II

/s/ MARK E. MONROE	Director	February 22, 2017
Mark E. Monroe