Form 10-Q
period 2017-03-31
CONTINENTAL RESOURCES, INC
filed 2017-05-03
CIK 732834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-32886
 ____________________________________
 CONTINENTAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)
 ____________________________________

Oklahoma	73-0767549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 N. Broadway, Oklahoma City, Oklahoma	73102
(Address of principal executive offices)	(Zip Code)
(405) 234-9000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
 ____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
375,190,967 shares of our $0.01 par value common stock were outstanding on April 30, 2017.

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

Forward-looking statements are based on the Company’s current expectations and assumptions about future events and currently available information as to the outcome and timing of future events. Although the Company believes these assumptions and expectations are reasonable, they are inherently subject to numerous business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company's control. No assurance can be given that such expectations will be correct or achieved or that the assumptions are accurate or will not change over time. The risks and uncertainties that may affect the operations, performance and results of the business and forward-looking statements include, but are not limited to, those risk factors and other cautionary statements described under Part II, Item 1A. Risk Factors and elsewhere in this report, if any, our Annual Report on Form 10-K for the year ended December 31, 2016, registration statements we file from time to time with the Securities and Exchange Commission, and other announcements we make from time to time.
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

iii

PART I. Financial Information

ITEM 1.	Financial Statements
Continental Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
In thousands, except par values and share data	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,188	$16,643
Receivables:
Crude oil and natural gas sales	414,841	404,750
Affiliated parties	52	99
Joint interest and other, net	376,259	364,850
Derivative assets	7,524	4,061
Inventories	98,690	111,987
Prepaid expenses and other	14,952	10,843
Total current assets	929,506	913,233
Net property and equipment, based on successful efforts method of accounting	12,880,357	12,881,227
Other noncurrent assets	16,197	17,316
Total assets	$13,826,060	$13,811,776

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable trade	$582,565	$476,342
Revenues and royalties payable	237,967	217,425
Payables to affiliated parties	62	148
Accrued liabilities and other	164,694	176,770
Derivative liabilities	17,797	59,489
Current portion of long-term debt	2,236	2,219
Total current liabilities	1,005,321	932,393
Long-term debt, net of current portion	6,508,209	6,577,697
Other noncurrent liabilities:
Deferred income tax liabilities, net	1,891,177	1,890,305
Asset retirement obligations, net of current portion	97,151	94,436
Other noncurrent liabilities	14,848	14,949
Total other noncurrent liabilities	2,003,176	1,999,690
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 375,321,131 shares issued and outstanding at March 31, 2017; 374,492,357 shares issued and outstanding at December 31, 2016	3,753	3,745
Additional paid-in capital	1,376,883	1,375,290
Accumulated other comprehensive loss	(122)	(260)
Retained earnings	2,928,840	2,923,221
Total shareholders’ equity	4,309,354	4,301,996
Total liabilities and shareholders’ equity	$13,826,060	$13,811,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended March 31,
In thousands, except per share data	2017	2016
Revenues:
Crude oil and natural gas sales	$633,850	$403,592
Gain on crude oil and natural gas derivatives, net	46,858	42,112
Crude oil and natural gas service operations	4,719	7,470
Total revenues	685,427	453,174

Operating costs and expenses:
Production expenses	72,854	78,640
Production taxes	41,234	30,493
Exploration expenses	4,998	3,066
Crude oil and natural gas service operations	2,837	3,043
Depreciation, depletion, amortization and accretion	382,156	463,992
Property impairments	51,372	78,927
General and administrative expenses	47,220	32,407
Net loss on sale of assets and other	5,535	1,709
Total operating costs and expenses	608,206	692,277
Income (loss) from operations	77,221	(239,103)
Other income (expense):
Interest expense	(71,172)	(80,953)
Other	442	384
	(70,730)	(80,569)
Income (loss) before income taxes	6,491	(319,672)
(Provision) benefit for income taxes	(6,022)	121,346
Net income (loss)	$469	$(198,326)
Basic net income (loss) per share	$—	$(0.54)
Diluted net income (loss) per share	$—	$(0.54)

Comprehensive income (loss):
Net income (loss)	$469	$(198,326)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	138	426
Total other comprehensive income, net of tax	138	426
Comprehensive income (loss)	$607	$(197,900)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity

In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
Balance at December 31, 2016	374,492,357	$3,745	$1,375,290	$(260)	$2,923,221	$4,301,996
Cumulative effect adjustment from adoption of ASU 2016-09 (unaudited) (see Note 2)	—	—	—	—	5,150	5,150
Net income (unaudited)	—	—	—	—	469	469
Other comprehensive income, net of tax (unaudited)	—	—	—	138	—	138
Stock-based compensation (unaudited)	—	—	11,428	—	—	11,428
Restricted stock:
Granted (unaudited)	1,151,041	11	—	—	—	11
Repurchased and canceled (unaudited)	(212,280)	(2)	(9,835)	—	—	(9,837)
Forfeited (unaudited)	(109,987)	(1)	—	—	—	(1)
Balance at March 31, 2017 (unaudited)	375,321,131	$3,753	$1,376,883	$(122)	$2,928,840	$4,309,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
In thousands	2017	2016
Cash flows from operating activities
Net income (loss)	$469	$(198,326)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	381,385	465,451
Property impairments	51,372	78,927
Non-cash gain on derivatives, net	(45,155)	(1,863)
Stock-based compensation	11,438	9,206
Provision (benefit) for deferred income taxes	6,021	(121,352)
Dry hole costs	157	—
(Gain) loss on sale of assets, net	3,638	(109)
Other, net	3,099	2,514
Changes in assets and liabilities:
Accounts receivable	(22,053)	66,839
Inventories	13,297	1,319
Other current assets	(3,111)	(2,082)
Accounts payable trade	61,745	(31,531)
Revenues and royalties payable	20,543	(17,380)
Accrued liabilities and other	(12,338)	29,806
Other noncurrent assets and liabilities	(306)	(2,517)
Net cash provided by operating activities	470,201	278,902

Cash flows from investing activities
Exploration and development	(388,596)	(359,090)
Purchase of producing crude oil and natural gas properties	(137)	—
Purchase of other property and equipment	(6,336)	(1,927)
Proceeds from sale of assets	5,798	2,206
Net cash used in investing activities	(389,271)	(358,811)

Cash flows from financing activities
Credit facility borrowings	256,000	288,000
Repayment of credit facility	(326,000)	(201,000)
Repayment of other debt	(548)	(530)
Debt issuance costs	—	(40)
Repurchase of restricted stock for tax withholdings	(9,837)	(5,088)
Net cash (used in) provided by financing activities	(80,385)	81,342
Effect of exchange rate changes on cash	—	31
Net change in cash and cash equivalents	545	1,464
Cash and cash equivalents at beginning of period	16,643	11,463
Cash and cash equivalents at end of period	$17,188	$12,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Organization and Nature of Business
Continental Resources, Inc. (the “Company”) was originally formed in 1967 and is incorporated under the laws of the State of Oklahoma. The Company's principal business is crude oil and natural gas exploration, development and production with properties primarily located in the North, South, and East regions of the United States. The North region consists of properties north of Kansas and west of the Mississippi River and includes North Dakota Bakken, Montana Bakken and the Red River units. The South region includes all properties south of Nebraska and west of the Mississippi River including various plays in the SCOOP (South Central Oklahoma Oil Province), STACK (Sooner Trend Anadarko Canadian Kingfisher), and Arkoma Woodford areas of Oklahoma. The East region is primarily comprised of undeveloped leasehold acreage east of the Mississippi River with no significant drilling or production operations.
A substantial portion of the Company’s operations are located in the North region, with that region comprising approximately 56% of the Company’s crude oil and natural gas production and approximately 65% of its crude oil and natural gas revenues for the three months ended March 31, 2017. The Company's principal producing properties in the North region are located in the Bakken field of North Dakota and Montana. In recent years, the Company has significantly expanded its operations in the South region with its increased activity in the SCOOP and STACK plays. The South region comprised approximately 44% of the Company's crude oil and natural gas production and approximately 35% of its crude oil and natural gas revenues for the three months ended March 31, 2017.
For the three months ended March 31, 2017, crude oil accounted for approximately 56% of the Company’s total production and approximately 76% of its crude oil and natural gas revenues.
Note 2. Basis of Presentation and Significant Accounting Policies
Basis of presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned, after all significant intercompany accounts and transactions have been eliminated upon consolidation.
This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”), although the Company believes the disclosures are adequate to make the information not misleading. You should read this Quarterly Report on Form 10-Q ("Form 10-Q") together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.
The condensed consolidated financial statements as of March 31, 2017 and for the three month periods ended March 31, 2017 and 2016 are unaudited. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited balance sheet included in the 2016 Form 10-K. The Company has evaluated events or transactions through the date this report on Form 10-Q was filed with the SEC in conjunction with its preparation of these condensed consolidated financial statements.
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
Earnings per share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the period. In periods where the Company has net income, diluted earnings per share reflects the potential dilution of non-vested restricted stock awards, which are calculated using the treasury stock method. The following table

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

presents the calculation of basic and diluted weighted average shares outstanding and net income (loss) per share for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
In thousands, except per share data	2017	2016
Net income (loss) (numerator):
Net income (loss) - basic and diluted	$469	$(198,326)
Weighted average shares (denominator):
Weighted average shares - basic	370,831	370,062
Non-vested restricted stock (1)	2,522	—
Weighted average shares - diluted	373,353	370,062
Net income (loss) per share:
Basic	$—	$(0.54)
Diluted	$—	$(0.54)

(1)
For the three months ended March 31, 2016 the Company had a net loss and therefore the potential dilutive effect of approximately 42,000 weighted average non-vested restricted shares were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive to the computations.

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
The components of inventory as of March 31, 2017 and December 31, 2016 consisted of the following:

In thousands	March 31, 2017	December 31, 2016
Tubular goods and equipment	$15,646	$15,243
Crude oil	83,044	96,744
Total	$98,690	$111,987
Adoption of new accounting pronouncements
Stock-based compensation – In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payment awards, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the new standard on January 1, 2017 as required. The impact of adoption is described below.
ASU 2016-09 removes the requirement to delay recognition of an excess tax benefit until it reduces current taxes payable. An excess tax benefit (tax deficiency) arises when stock-based compensation expense recognized in an entity’s tax return exceeds (is less than) the expense recognized in an entity’s financial statements. Under the new standard, effective January 1, 2017 excess tax benefits are recorded when they arise. This change was required to be applied on a modified retrospective basis by recording a cumulative effect adjustment to opening retained earnings upon adoption to account for previously unrecognized excess tax benefits. The Company's cumulative effect adjustment recorded under the new standard resulted in a $5.2 million increase in retained earnings and corresponding decrease in deferred income tax liabilities at January 1, 2017.
Additionally, under ASU 2016-09 companies no longer record excess tax benefits and deficiencies in additional paid-in capital. Instead, excess tax benefits and deficiencies are recognized as income tax benefit or expense in the income statement, effective January 1, 2017 on a prospective basis. This is expected to result in increased volatility in income tax expense/benefit and corresponding variations in the relationship between income tax expense/benefit and pre-tax income/loss from period to period. The Company recognized $3.3 million ($0.01 per share) of tax deficiencies from stock-based compensation as income tax expense in the first quarter of 2017 under the new standard, which is reflected in “(Provision) benefit for income taxes" in the unaudited condensed consolidated statements of comprehensive income (loss).

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

ASU 2016-09 also removed the requirement that entities present excess tax benefits and deficiencies as offsetting cash flows from financing and operating activities in the statement of cash flows. Instead, ASU 2016-09 requires cash flows related to excess tax benefits and deficiencies be classified as operating activities in the same manner as other cash flows related to income taxes. The Company has elected to apply this guidance on a prospective basis. Accordingly, the cash flow presentation of excess tax benefits and deficiencies in periods prior to January 1, 2017, if applicable, will not be adjusted to conform to current period presentation.
The Company has elected to continue its historical accounting practice of estimating forfeitures in determining the amount of stock-based compensation expense to recognize, rather than accounting for forfeitures as they occur. Therefore, the adoption of ASU 2016-09 does not have an impact on the amount of stock-based compensation expense to be recognized by the Company on non-vested restricted stock awards.
Business combinations – In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. Under the new standard, when substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required. The new standard may result in more transactions being accounted for as asset acquisitions rather than business combinations. The standard is effective for interim and annual periods beginning after December 15, 2017 and shall be applied prospectively. The Company early adopted ASU 2017-01 as of January 1, 2017, which had no significant impact on the Company's financial statements as of and for the three months ended March 31, 2017.
New accounting pronouncements not yet adopted
Leases – In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires companies to recognize a right of use asset and related liability on the balance sheet for the rights and obligations arising from leases with durations greater than 12 months. The standard is effective for interim and annual reporting periods beginning after December 15, 2018 and requires adoption by application of a modified retrospective transition approach.
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
ASU 2014-09 and related interpretive guidance will be effective for interim and annual periods beginning after December 15, 2017 and allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Company plans to adopt the standard on January 1, 2018 using a modified retrospective approach. The standard is not expected to have a material effect on the timing of the Company's revenue recognition or its financial position, results of operations, net income, or cash flows, but is expected to impact the presentation of future revenues and expenses under the gross-versus-net presentation guidance. Historically, the Company has generally presented its revenues net of transportation costs. The new guidance is expected to result in future revenues and associated transportation expenses for certain of the Company's operated properties being reported on a gross basis. The Company expects changes from net to gross presentation will result in an increase in revenues and a corresponding increase in separately reported transportation expenses, with no net effect on the Company's results of operations, net income, or cash flows. For the three months ended March 31, 2017, the

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Company estimates it had approximately $50 million of transportation-related charges on operated properties included in "Crude oil and natural gas sales" on the unaudited condensed consolidated statements of comprehensive income (loss). The Company is not currently able to estimate the impact on the presentation of its future revenues and expenses under the new guidance due to uncertainties with respect to future sales volumes, service costs, locations of producing properties, sales destinations, transportation methods utilized, and changes in the nature, timing, and extent of its arrangements from period to period.
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

	Three months ended March 31,
In thousands	2017	2016
Supplemental cash flow information:
Cash paid for interest	$57,952	$56,825
Cash paid for income taxes	2	—
Cash received for income tax refunds	148	20
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	1,565	481

As of March 31, 2017 and December 31, 2016, the Company had $268.0 million and $223.6 million, respectively, of accrued capital expenditures included in "Net property and equipment" and "Accounts payable trade" in the condensed consolidated balance sheets.
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
The Company recognizes all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. The Company has not designated its crude oil and natural gas derivative instruments as hedges for accounting purposes and, as a result, marks such derivative instruments to fair value and recognizes the changes in fair value in the unaudited condensed consolidated statements of comprehensive income (loss) under the caption “Gain on crude oil and natural gas derivatives, net”.
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

price for any settlement period is above the ceiling price. Neither party is required to make a payment to the other party if the settlement price for any settlement period is between the floor price and the ceiling price.
At March 31, 2017, the Company had outstanding natural gas derivative contracts as set forth in the table below. The volumes reflected below represent an aggregation of multiple derivative contracts having similar remaining durations that are expected to be realized ratably over the respective 2017 and 2018 periods. At March 31, 2017 the Company had no outstanding crude oil derivative contracts.

			Collars
Natural Gas - NYMEX Henry Hub		Swaps Weighted Average Price	Floors		Ceilings
				Weighted Average Price		Weighted Average Price
Period and Type of Contract	MMBtus		Range		Range
April 2017 - December 2017
Swaps - Henry Hub	99,000,000	$3.39
Collars - Henry Hub	49,500,000		$2.40 - $3.00	$2.47	$2.92 - $3.88	$3.08
January 2018 - March 2018
Swaps - Henry Hub	6,300,000	$3.28

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

	Three months ended March 31,
In thousands	2017	2016
Cash received (paid) on derivatives:
Natural gas fixed price swaps	$5,478	$39,189
Natural gas collars	(6,406)	—
Cash received (paid) on derivatives, net	(928)	39,189
Non-cash gain on derivatives:
Crude oil written call options	—	32
Natural gas fixed price swaps	22,896	2,393
Natural gas collars	24,890	498
Non-cash gain on derivatives, net	47,786	2,923
Gain on crude oil and natural gas derivatives, net	$46,858	$42,112
Diesel fuel derivatives
In March 2016, the Company entered into diesel fuel swap derivative contracts to economically hedge against the variability in cash flows associated with future purchases of diesel fuel for use in drilling activities. The Company has hedged approximately nine million gallons of diesel fuel over the period from April 2017 to December 2017 at a weighted average price of $1.45 per gallon. With respect to these diesel fuel swap contracts, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is greater than the swap price, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is less than the swap price. The diesel fuel swap contracts are settled based upon reported NYMEX settlement prices for New York Harbor ultra-low sulfur diesel fuel.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The Company recognizes its diesel fuel derivative instruments on the balance sheet as either assets or liabilities measured at fair value. The estimated fair value is based upon various factors, including commodity exchange prices, over-the-counter quotations, the risk-free interest rate, and time to expiration. The Company has not designated its diesel fuel derivative instruments as hedges for accounting purposes and, as a result, marks the derivative instruments to fair value and recognizes the changes in fair value in the unaudited condensed consolidated statements of comprehensive income (loss) under the caption “Operating costs and expenses—Net loss on sale of assets and other.” For the three months ended March 31, 2017, the Company recognized cash gains of $0.7 million on its matured diesel fuel derivatives. For the three months ended March 31, 2017 and March 31, 2016, the Company recognized non-cash losses of $2.6 million and $1.1 million, respectively, on diesel fuel derivatives that continued to be held at the end of those respective periods.
Balance sheet offsetting of derivative assets and liabilities
The Company’s derivative contracts are recorded at fair value in the condensed consolidated balance sheets under the captions “Derivative assets”, “Noncurrent derivative assets”, “Derivative liabilities”, and “Noncurrent derivative liabilities”, as applicable. Derivative assets and liabilities with the same counterparty that are subject to contractual terms which provide for net settlement are reported on a net basis in the condensed consolidated balance sheets.
The following table presents the gross amounts of recognized crude oil, natural gas, and diesel fuel derivative assets and liabilities, the amounts offset under netting arrangements with counterparties, and the resulting net amounts presented in the condensed consolidated balance sheets for the periods presented, all at fair value.

In thousands	March 31, 2017	December 31, 2016
Commodity derivative assets:
Gross amounts of recognized assets	$10,060	$4,061
Gross amounts offset on balance sheet	(2,536)	—
Net amounts of assets on balance sheet	7,524	4,061
Commodity derivative liabilities:
Gross amounts of recognized liabilities	(20,333)	(59,489)
Gross amounts offset on balance sheet	2,536	—
Net amounts of liabilities on balance sheet	$(17,797)	$(59,489)

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed consolidated balance sheets.

In thousands	March 31, 2017	December 31, 2016
Derivative assets	$7,524	$4,061
Noncurrent derivative assets	—	—
Net amounts of assets on balance sheet	7,524	4,061
Derivative liabilities	(17,797)	(59,489)
Noncurrent derivative liabilities	—	—
Net amounts of liabilities on balance sheet	(17,797)	(59,489)
Total derivative liabilities, net	$(10,273)	$(55,428)
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company's derivative instruments are reported at fair value on a recurring basis. In determining the fair values of swap contracts, a discounted cash flow method is used due to the unavailability of relevant comparable market data for the Company’s exact contracts. The discounted cash flow method estimates future cash flows based on quoted market prices for forward commodity prices and a risk-adjusted discount rate. The fair values of swap contracts are calculated mainly using significant observable inputs (Level 2). Calculation of the fair values of collars requires the use of an industry-standard option pricing model that considers various inputs including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. These assumptions are observable in the marketplace or can be corroborated by active markets or broker quotes and are therefore designated as Level 2 within the valuation hierarchy. The Company’s calculation of fair value for each of its derivative positions is compared to the counterparty valuation for reasonableness.
The following tables summarize the valuation of financial instruments by pricing levels that were accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

	Fair value measurements at March 31, 2017 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Swaps	$—	$7,968	$—	$7,968
Collars	—	(18,241)	—	(18,241)
Total	$—	$(10,273)	$—	$(10,273)

	Fair value measurements at December 31, 2016 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Swaps	$—	$(12,297)	$—	$(12,297)
Collars	—	(43,131)	—	(43,131)
Total	$—	$(55,428)	$—	$(55,428)
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Unobservable Input	Assumption
Future production	Future production estimates for each property
Forward commodity prices	Forward NYMEX strip prices through 2021 (adjusted for differentials), escalating 3% per year thereafter
Operating costs	Estimated costs for the current year, escalating 3% per year thereafter
Productive life of field	Ranging from 0 to 39 years
Discount rate	10%
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
For the three months ended March 31, 2017 the Company determined the carrying amounts of certain proved properties were not recoverable from future cash flows, and therefore, were impaired. Impairments of proved properties amounted to $0.9 million for the period, primarily for properties in a non-core area of the North region. The impaired properties were written down to their estimated fair value of approximately $3.4 million as of March 31, 2017.
For the three months ended March 31, 2016, estimated future net cash flows were determined to be in excess of cost basis, therefore no impairment was recorded for the Company’s proved crude oil and natural gas properties.
Certain unproved crude oil and natural gas properties were impaired during the three months ended March 31, 2017 and 2016, reflecting recurring amortization of undeveloped leasehold costs on properties the Company expects will not be transferred to proved properties over the lives of the leases based on drilling plans, experience of successful drilling, and the average holding period.
The following table sets forth the non-cash impairments of both proved and unproved properties for the indicated periods. Proved and unproved property impairments are recorded under the caption “Property impairments” in the unaudited condensed consolidated statements of comprehensive income (loss).

	Three months ended March 31,
In thousands	2017	2016
Proved property impairments	$871	$—
Unproved property impairments	50,501	78,927
Total	$51,372	$78,927
Financial Instruments Not Recorded at Fair Value
The following table sets forth the estimated fair values of financial instruments that are not recorded at fair value in the condensed consolidated financial statements.

	March 31, 2017		December 31, 2016
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt:
Revolving credit facility	$835,000	$835,000	$905,000	$905,000
Term loan	499,020	500,000	498,865	500,000
Note payable	11,631	9,700	12,176	10,200
5% Senior Notes due 2022	1,997,280	2,019,500	1,997,188	2,020,400
4.5% Senior Notes due 2023	1,485,049	1,465,600	1,484,524	1,474,800
3.8% Senior Notes due 2024	991,228	930,900	990,964	929,400
4.9% Senior Notes due 2044	691,237	601,200	691,199	607,600
Total debt	$6,510,445	$6,361,900	$6,579,916	$6,447,400
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
The fair values of the 5% Senior Notes due 2022 (“2022 Notes”), the 4.5% Senior Notes due 2023 (“2023 Notes”), the 3.8% Senior Notes due 2024 (“2024 Notes”), and the 4.9% Senior Notes due 2044 (“2044 Notes”) are based on quoted market prices and, accordingly, are classified as Level 1 in the fair value hierarchy.
The carrying values of all classes of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values due to the short term maturities of those instruments.
Note 6. Long-Term Debt
Long-term debt, net of unamortized discounts, premiums, and debt issuance costs totaling $36.2 million and $37.3 million at March 31, 2017 and December 31, 2016, respectively, consists of the following.

In thousands	March 31, 2017	December 31, 2016
Revolving credit facility	$835,000	$905,000
Term loan	499,020	498,865
Note payable	11,631	12,176
5% Senior Notes due 2022	1,997,280	1,997,188
4.5% Senior Notes due 2023	1,485,049	1,484,524
3.8% Senior Notes due 2024	991,228	990,964
4.9% Senior Notes due 2044	691,237	691,199
Total debt	$6,510,445	$6,579,916
Less: Current portion of long-term debt	2,236	2,219
Long-term debt, net of current portion	$6,508,209	$6,577,697
Revolving Credit Facility
The Company has an unsecured revolving credit facility, maturing on May 16, 2019, with aggregate commitments totaling $2.75 billion at March 31, 2017, which may be increased up to a total of $4.0 billion upon agreement between the Company and participating lenders.
Credit facility borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company's senior, unsecured, long-term indebtedness. The weighted-average interest rate on outstanding credit facility borrowings at March 31, 2017 was 2.60%.
The Company had approximately $1.91 billion of borrowing availability on its revolving credit facility at March 31, 2017 and incurs commitment fees based on currently assigned credit ratings of 0.30% per annum on the daily average amount of unused borrowing availability under its revolving credit facility.
The revolving credit facility contains certain restrictive covenants including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by the sum of net debt plus total shareholders' equity plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014. The Company was in compliance with the revolving credit facility covenants at March 31, 2017.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Senior Notes
The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at March 31, 2017.

	2022 Notes (1)	2023 Notes	2024 Notes	2044 Notes
Face value (in thousands)	$2,000,000	$1,500,000	$1,000,000	$700,000
Maturity date	Sep 15, 2022	April 15, 2023	June 1, 2024	June 1, 2044
Interest payment dates	March 15, Sep 15	April 15, Oct 15	June 1, Dec 1	June 1, Dec 1
Make-whole redemption period (2)	—	Jan 15, 2023	Mar 1, 2024	Dec 1, 2043

(1)
The Company has the option to redeem all or a portion of its 2022 Notes at the decreasing redemption prices specified in the indenture related to the 2022 Notes plus any accrued and unpaid interest to the date of redemption.

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
The indentures governing the Company's senior notes contain covenants that, among other things, limit the Company's ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, and consolidate, merge or transfer certain assets. The senior note covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at March 31, 2017. Three of the Company’s subsidiaries, Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, and The Mineral Resources Company, which have no material assets or operations, fully and unconditionally guarantee the senior notes on a joint and several basis. The Company’s other subsidiaries, the value of whose assets and operations are minor, do not guarantee the senior notes.
Term Loan
In November 2015, the Company borrowed $500 million under a three-year term loan agreement, the proceeds of which were used to repay a portion of the borrowings then outstanding on the Company's revolving credit facility. The term loan matures in full on November 4, 2018 and bears interest at a variable market-based interest rate plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company's senior, unsecured, long-term indebtedness. The interest rate on the term loan at March 31, 2017 was 2.35%.
The term loan contains certain restrictive covenants including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.0, consistent with the covenant requirement in the Company's revolving credit facility. The Company was in compliance with the term loan covenants at March 31, 2017.
Note Payable
In February 2012, 20 Broadway Associates LLC, a 100% owned subsidiary of the Company, borrowed $22 million under a 10-year amortizing term loan secured by the Company’s corporate office building in Oklahoma City, Oklahoma. The loan bears interest at a fixed rate of 3.14% per annum. Principal and interest are payable monthly through the loan’s maturity date of February 26, 2022. Accordingly, approximately $2.2 million is reflected as a current liability under the caption “Current portion of long-term debt” in the condensed consolidated balance sheets as of March 31, 2017.
Note 7. Commitments and Contingencies
Included below is a discussion of various future commitments of the Company as of March 31, 2017. The commitments under these arrangements are not recorded in the accompanying condensed consolidated balance sheets.
Drilling commitments – As of March 31, 2017, the Company has drilling rig contracts with various terms extending to February 2020 to ensure rig availability in its key operating areas. Future commitments as of March 31, 2017 total approximately $183 million, of which $94 million is expected to be incurred in the remainder of 2017, $59 million in 2018, $29 million in 2019, and $1 million in 2020.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Transportation and processing commitments – The Company has entered into transportation and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. The commitments, which have varying terms extending as far as 2027, require the Company to pay per-unit transportation or processing charges regardless of the amount of capacity used. Future commitments remaining as of March 31, 2017 under the arrangements amount to approximately $839 million, of which $169 million is expected to be incurred in the remainder of 2017, $217 million in 2018, $191 million in 2019, $59 million in 2020, $47 million in 2021, and $156 million thereafter. Additionally, in April 2017 the Company entered into a natural gas firm transportation agreement that commits the Company to pay transportation charges totaling approximately $380 million over a 10-year period anticipated to begin in April 2018 regardless of the transportation capacity used. The Company is not committed under the above contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future.
Litigation – In November 2010, a putative class action was filed in the District Court of Blaine county, Oklahoma by Billy J. Strack and Daniela A. Renner as trustees of certain named trusts and on behalf of other similarly situated parties against the Company. The Petition alleged the Company improperly deducted post-production costs from royalties paid to plaintiffs and other royalty interest owners from crude oil and natural gas wells located in Oklahoma. The plaintiffs alleged a number of claims, including breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the proposed class. On November 3, 2014, plaintiffs filed an Amended Petition that did not add any substantive claims, but sought a “hybrid class action” in which they sought certification of certain claims for injunctive relief, reserving the right to seek a further class certification on money damages in the future. Plaintiffs filed an Amended Motion for Class Certification on January 9, 2015, that modified the proposed class to royalty owners in Oklahoma production from July 1, 1993, to the present (instead of 1980 to the present) and sought certification of over 45 separate “issues” for injunctive or declaratory relief, again, reserving the right to seek a further class certification of money damages in the future. The Company responded to the petition, its amendment, and the motions for class certification denying the allegations and raising a number of affirmative defenses and legal arguments to each of the claims and filings. Certain discovery was undertaken and the “hybrid” motion was briefed by plaintiffs and the Company. A hearing on the “hybrid” class certification was held on June 1 and 2, 2015. On June 11, 2015, the trial court certified a “hybrid” class as requested by plaintiffs. The Company appealed the trial court’s class certification order. On February 8, 2017, the Oklahoma Court of Civil Appeals reversed the trial court’s ruling on certification and remanded the case for further proceedings. The plaintiffs filed a Petition for Rehearing which is pending before the Oklahoma Court of Civil Appeals. The Company is not currently able to estimate a reasonably possible loss or range of loss or what impact, if any, the ultimate resolution of the action will have on its financial condition, results of operations or cash flows due to the preliminary status of the matter, the complexity and number of legal and factual issues presented by the matter and uncertainties with respect to, among other things, the nature of the claims and defenses, the potential size of the class, the scope and types of the properties and agreements involved, the production years involved, and the ultimate potential outcome of the matter. It is reasonably possible one or more events may occur in the near term that could impact the Company’s ability to estimate the potential effect this matter could have, if any, on its financial condition, results of operations or cash flows. Plaintiffs have alleged underpayments in excess of $200 million that they may claim as damages, which may increase with the passage of time, a majority of which would be comprised of interest. The Company disputes plaintiffs’ claims, disputes the case meets the requirements for a class action and continues to vigorously defend the case. An unsuccessful mediation was conducted on December 7, 2015. The parties continue to negotiate a possible resolution to the case. However, it is unclear and unforeseeable whether the parties' efforts will result in settlement and the Company will continue to defend the case on all merits and certification issues and, absent settlement, intends to defend the case to a final judgment.
The Company is involved in various other legal proceedings including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, personal injury claims, disputes with tax authorities and other matters. While the outcome of these legal matters cannot be predicted with certainty, the Company does not expect them to have a material effect on its financial condition, results of operations or cash flows. As of March 31, 2017 and December 31, 2016, the Company had recorded a liability in the condensed consolidated balance sheets under the caption “Other noncurrent liabilities” of $6.7 million and $6.5 million, respectively, for various matters, none of which are believed to be individually significant.
Environmental risk – Due to the nature of the crude oil and natural gas business, the Company is exposed to possible environmental risks. The Company is not aware of any material environmental issues or claims.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Stock-Based Compensation
On January 1, 2017, the Company adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. See Note 2. Basis of Presentation and Significant Accounting Policies—Adoption of new accounting pronouncements for a discussion of the impact of adoption.
The Company has granted restricted stock to employees and directors pursuant to the Continental Resources, Inc. 2013 Long-Term Incentive Plan ("2013 Plan") as discussed below. The Company’s associated compensation expense, which is included in the caption “General and administrative expenses” in the unaudited condensed consolidated statements of comprehensive income (loss), was $11.4 million and $9.2 million for the three months ended March 31, 2017 and 2016, respectively.
In May 2013, the Company adopted the 2013 Plan and reserved 19,680,072 shares of common stock that may be issued pursuant to the plan. As of March 31, 2017, the Company had 14,437,178 shares of common stock available for long-term incentive awards to employees and directors under the 2013 Plan.
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
A summary of changes in non-vested restricted shares outstanding for the three months ended March 31, 2017 is presented below.

	Number of non-vested shares	Weighted average grant-date fair value
Non-vested restricted shares outstanding at December 31, 2016	3,913,634	$37.12
Granted	1,151,041	46.21
Vested	(715,222)	58.48
Forfeited	(109,987)	33.71
Non-vested restricted shares outstanding at March 31, 2017	4,239,466	$36.08
The grant date fair value of restricted stock represents the closing market price of the Company’s common stock on the date of grant. Compensation expense for a restricted stock grant is determined at the grant date fair value and is recognized over the vesting period as services are rendered by employees and directors. The Company estimates the number of forfeitures expected to occur in determining the amount of stock-based compensation expense to recognize. There are no post-vesting restrictions related to the Company’s restricted stock. The fair value at the vesting date of restricted stock that vested during the three months ended March 31, 2017 was approximately $33.1 million. As of March 31, 2017, there was approximately $93 million of unrecognized compensation expense related to non-vested restricted stock. This expense is expected to be recognized over a weighted average period of 1.8 years.
Note 9. Accumulated Other Comprehensive Loss
Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in "Accumulated other comprehensive loss" within shareholders’ equity on the condensed consolidated balance sheets. The following table summarizes the change in accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
In thousands	2017	2016
Beginning accumulated other comprehensive loss, net of tax	$(260)	$(3,354)
Foreign currency translation adjustments	138	426
Income taxes (1)	—	—
Other comprehensive income, net of tax	138	426
Ending accumulated other comprehensive loss, net of tax	$(122)	$(2,928)

(1)
A valuation allowance has been recognized against all deferred tax assets associated with losses generated by the Company's Canadian operations, thereby resulting in no income taxes on other comprehensive income.

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
The Company's (provision) benefit for income taxes totaled ($6.0) million and $121.3 million for the three months ended March 31, 2017 and 2016, respectively. These amounts differ from the amounts computed by applying the United States statutory federal income tax rate to income (loss) before income taxes. The sources and tax effects of the differences are reflected in the table below:

	Three months ended March 31,
$ in thousands	2017	Tax rate %	2016	Tax rate %
Expected income tax (provision) benefit based on US statutory tax rate of 35%	$(2,272)	35%	$111,885	35%
State income taxes, net of federal benefit	(195)	3%	9,590	3%
Tax deficiency from stock-based compensation (1)	(3,300)	51%	—	—%
Canadian valuation allowance (2)	(145)	2%	(77)	—%
Effect of differing statutory tax rate in Canada	(67)	1%	(34)	—%
Other, net	(43)	1%	(18)	—%
(Provision) benefit for income taxes	$(6,022)	93%	$121,346	38%

(1)
The Company recognized $3.3 million of tax deficiencies from stock-based compensation as income tax expense in accordance with ASU 2016-09 as discussed in Note 2. Basis of Presentation and Significant Accounting Policies–Adoption of new accounting pronouncements.

(2)
Represents valuation allowances recognized against all deferred tax assets associated with operating loss carryforwards generated by the Company's Canadian operations during the respective periods for which the Company does not expect to realize a benefit.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and our historical consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. Our operating results for the periods discussed below may not be indicative of future performance. The following discussion and analysis includes forward-looking statements and should be read in conjunction with the risk factors described in Part II, Item 1A. Risk Factors included in this report, if any, and in our Annual Report on Form 10-K for the year ended December 31, 2016, along with Cautionary Statement for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 at the beginning of this report, for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.
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
Business Environment and Outlook
Commodity prices remain volatile and unpredictable due to domestic and global supply and demand factors. In light of the challenges facing our industry, our primary business strategies for 2017 will focus on: (1) high-grading investments based on rates of return and opportunities to work down our large inventory of drilled but uncompleted wells and convert undeveloped acreage to acreage held by production, (2) improving cash flows through operating efficiencies, cost reductions, and optimized completions, (3) managing capital spending to minimize the incurrence of new debt and maintain ample liquidity and financial flexibility, and (4) further reducing debt using proceeds from potential sales of non-strategic assets.
2017 Highlights
Production
Crude oil and natural gas production for the first quarter of 2017 averaged 213,755 Boe per day, an increase of 2% from the fourth quarter of 2016 and 7% lower than the first quarter of 2016.
Average daily crude oil production decreased 19% in the first quarter of 2017 compared to the first quarter of 2016, while average daily natural gas production increased 12%. First quarter 2017 average daily crude oil production increased 2% compared to the fourth quarter of 2016, while average daily natural gas production increased 1%.
Crude oil represented 56% of our production for the 2017 first quarter compared to 55% for the 2016 fourth quarter and 63% for the 2016 first quarter.
The South region comprised 44% of our total production for the 2017 first quarter compared to 43% for the 2016 fourth quarter and 34% for the 2016 first quarter.
The following table summarizes the changes in our average daily Boe production by major operating area.

Boe production per day	1Q 2017	1Q 2016	% Change from 1Q 2016	4Q 2016	% Change from 4Q 2016
Bakken	108,992	139,602	(22%)	104,524	4%
SCOOP	62,178	64,616	(4%)	63,490	(2%)
STACK	29,216	11,127	163%	24,426	20%
All other	13,369	15,457	(14%)	17,421	(23%)
Total	213,755	230,802	(7%)	209,861	2%
Revenues
Crude oil and natural gas revenues for the 2017 first quarter increased 57% compared to the 2016 first quarter driven by a 71% increase in realized commodity prices partially offset by an 8% decrease in total sales volumes.
Average crude oil sales prices for the 2017 first quarter increased 74% compared to the 2016 first quarter.

Crude oil sales volumes for the first quarter of 2017 decreased 19% from the 2016 first quarter.
Average natural gas sales prices for the first quarter of 2017 increased 121% compared to the 2016 first quarter.
Natural gas sales volumes for the first quarter of 2017 increased 11% compared to the 2016 first quarter.
Operating cash flows
Cash flows from operating activities totaled $470.2 million for the first quarter of 2017, an increase of 79% compared to $262.0 million for the 2016 fourth quarter and 69% higher than 2016 first quarter operating cash flows of $278.9 million.
Capital expenditures and drilling activity
Non-acquisition capital expenditures totaled $427.0 million for the first quarter of 2017 compared to $306.3 million for the 2016 fourth quarter and $319.9 million for the 2016 first quarter.
For the first quarter of 2017 we participated in the drilling and completion of 94 gross (31 net) wells.
Debt and liquidity
Total debt decreased $69.5 million to $6.51 billion at March 31, 2017 compared to $6.58 billion at December 31, 2016.
At March 31, 2017, we had $17.2 million of cash and cash equivalents and $1.91 billion of borrowing availability on our credit facility after considering outstanding borrowings and letters of credit. We had $835 million of outstanding borrowings on our credit facility at March 31, 2017 compared to $905 million at December 31, 2016. At April 30, 2017, outstanding credit facility borrowings totaled $885 million, leaving approximately $1.86 billion of borrowing availability at that date.
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

	Three months ended March 31,
	2017	2016
Average daily production:
Crude oil (Bbl per day)	119,201	146,469
Natural gas (Mcf per day)	567,328	505,998
Crude oil equivalents (Boe per day)	213,755	230,802
Average sales prices:
Crude oil ($/Bbl)	$44.69	$25.72
Natural gas ($/Mcf)	$3.00	$1.36
Crude oil equivalents ($/Boe)	$32.90	$19.27
Crude oil sales price discount to NYMEX ($/Bbl)	$(7.09)	$(7.78)
Natural gas sales price discount to NYMEX ($/Mcf)	$(0.29)	$(0.73)
Production expenses ($/Boe)	$3.78	$3.76
Production taxes (% of oil and gas revenues)	6.5%	7.6%
DD&A ($/Boe)	$19.84	$22.16
Total general and administrative expenses ($/Boe) (1)	$2.45	$1.55
Net income (loss) (in thousands)	$469	$(198,326)
Diluted net income (loss) per share	$—	$(0.54)

(1)
Represents cash general and administrative expenses per Boe and non-cash equity compensation expenses per Boe. See Operating Costs and Expenses—General and Administrative Expenses below for additional discussion of these components.

Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Results of Operations
The following table presents selected financial and operating information for the periods presented.

	Three months ended March 31,
In thousands, except sales price data	2017	2016
Crude oil and natural gas sales	$633,850	$403,592
Gain on crude oil and natural gas derivatives, net	46,858	42,112
Crude oil and natural gas service operations	4,719	7,470
Total revenues	685,427	453,174
Operating costs and expenses	(608,206)	(692,277)
Other expenses, net	(70,730)	(80,569)
Income (loss) before income taxes	6,491	(319,672)
(Provision) benefit for income taxes	(6,022)	121,346
Net income (loss)	$469	$(198,326)
Production volumes:
Crude oil (MBbl)	10,728	13,329
Natural gas (MMcf)	51,059	46,046
Crude oil equivalents (MBoe)	19,238	21,003
Sales volumes:
Crude oil (MBbl)	10,754	13,266
Natural gas (MMcf)	51,059	46,046
Crude oil equivalents (MBoe)	19,264	20,940
Average sales prices:
Crude oil ($/Bbl)	$44.69	$25.72
Natural gas ($/Mcf)	3.00	1.36
Crude oil equivalents ($/Boe)	32.90	19.27
Production
The following tables reflect our production by product and region for the periods presented.

	Three months ended March 31,				Volume increase (decrease)	Volume percent increase (decrease)
	2017		2016
	Volume	Percent	Volume	Percent
Crude oil (MBbl)	10,728	56%	13,329	63%	(2,601)	(20%)
Natural gas (MMcf)	51,059	44%	46,046	37%	5,013	11%
Total (MBoe)	19,238	100%	21,003	100%	(1,765)	(8%)

	Three months ended March 31,				Volume increase (decrease)	Volume percent increase (decrease)
	2017		2016
	MBoe	Percent	MBoe	Percent
North Region	10,747	56%	13,791	66%	(3,044)	(22%)
South Region	8,491	44%	7,212	34%	1,279	18%
Total	19,238	100%	21,003	100%	(1,765)	(8%)
The 20% decrease in crude oil production for the first quarter was driven by decreased production from our North region properties in North Dakota Bakken, Montana Bakken, and the Red River units due to natural declines in production coupled with reduced drilling and completion activities throughout 2016 in response to low crude oil prices. North Dakota Bakken crude oil production decreased 2,237 MBbls, or 24%, and Montana Bakken production decreased 203 MBbls, or 26%, while production in the Red River units decreased 112 MBbls, or 12%, over the prior year first quarter. Additionally, crude oil production in SCOOP decreased 318 MBbls, or 17%, resulting from a shift in our 2016 drilling activities to liquids-rich natural gas areas of that play offering higher rates of return and opportunities to convert undeveloped acreage to acreage held by production. These decreases were partially offset by an increase of 285 MBbls in crude oil production from our STACK properties due to additional wells being completed and producing as a result of a shift in our drilling and completion activities to high rate-of-return opportunities in that area.
The 11% increase in natural gas production for the first quarter was driven by increased production from our properties in the STACK and SCOOP plays due to additional wells being completed and producing subsequent to March 31, 2016. Natural gas production in STACK increased 7,988 MMcf, or 175%, and SCOOP natural gas production increased 202 MMcf, or 1%, over the prior year first quarter. These increases were partially offset by decreases of 2,559 MMcf, or 18%, in North Dakota Bakken and 173 MMcf, or 18%, in Montana Bakken due to natural declines in production and reduced drilling and completion activities in those areas throughout 2016.
The increase in natural gas production as a percentage of our total production from 37% in the first quarter of 2016 to 44% in the first quarter of 2017 primarily resulted from increases in STACK and SCOOP natural gas production over the past year due to a shift in our well completion activities away from the Bakken to areas in Oklahoma. Certain areas in STACK and SCOOP produce a higher concentration of liquids-rich natural gas compared to oil-weighted properties in the Bakken. Our crude oil production is expected to grow in relative significance throughout 2017, particularly in the second half of the year, as we execute our plan to work down our inventory of uncompleted wells in the Bakken.
In conjunction with our planned increase in capital spending for 2017 relative to 2016, we expect our production will average between 220,000 and 230,000 Boe per day for the full year of 2017 compared to average daily production of 216,912 Boe per day for 2016.
Revenues
Our revenues primarily consist of sales of crude oil and natural gas and gains and losses resulting from changes in the fair value of our crude oil and natural gas derivative instruments.
Crude Oil and Natural Gas Sales. Crude oil and natural gas sales for the first quarter of 2017 were $633.9 million, a 57% increase from sales of $403.6 million for the 2016 first quarter due to increases in commodity prices partially offset by a decrease in total sales volumes. If commodity prices remain at current levels or increase, we expect our 2017 crude oil and natural gas revenues will continue to be higher than 2016 levels, the extent of which is uncertain due to the unpredictable nature of commodity prices.
Our crude oil sales prices averaged $44.69 per barrel in the 2017 first quarter, an increase of 74% compared to $25.72 per barrel for the 2016 first quarter due to higher crude oil market prices. The differential between NYMEX West Texas Intermediate calendar month crude oil prices and our realized crude oil prices averaged $7.09 per barrel for the 2017 first quarter compared to $7.78 for the 2016 first quarter. The improved differential was due to increased use of pipeline transportation to move our North region crude oil to market with less dependence on more costly rail transportation, along with significant growth in our South region production which typically has lower transportation costs compared to the Bakken due to its relatively close proximity to regional refineries and the crude oil trading hub in Cushing, Oklahoma.
Our natural gas sales prices averaged $3.00 per Mcf for the 2017 first quarter, a 121% increase compared to $1.36 per Mcf for the 2016 first quarter due to higher market prices for natural gas and natural gas liquids ("NGLs"). The discount between our realized natural gas sales prices and NYMEX Henry Hub calendar month natural gas prices improved from $0.73 per Mcf for the 2016 first quarter to $0.29 per Mcf for the 2017 first quarter. The majority of our natural gas production is sold at our lease locations to midstream purchasers with price realizations impacted by the volume and value of NGLs that purchasers extract from our sales stream. NGL prices increased in late 2016 and early 2017 in conjunction with increased crude oil prices, resulting in improved price realizations for our natural gas sales stream compared to the prior year first quarter. If NGL prices remain at current levels or increase, the prices we receive for the sale of our natural gas stream and corresponding differentials to NYMEX prices are expected to improve for full year 2017 compared to 2016.
Total sales volumes for the first quarter of 2017 decreased 1,676 MBoe, or 8%, compared to the 2016 first quarter, reflecting natural production declines coupled with our reduced pace of drilling and completion activities throughout 2016. For the first quarter of 2017, our crude oil sales volumes decreased 19% from the comparable 2016 period, while our natural gas sales volumes increased 11%, reflecting the shift in our 2016 well completion activities away from oil-weighted properties in the Bakken to areas in Oklahoma with higher concentrations of liquids-rich natural gas.
Derivatives. Changes in natural gas prices during the first quarter of 2017 had a favorable impact on the fair value of our natural gas derivatives, which resulted in positive revenue adjustments of $46.9 million for the period, representing $47.8 million of non-cash gains partially offset by $0.9 million of cash losses. Our revenues may continue to be significantly impacted, either positively or negatively, by changes in the fair value of our derivative instruments as a result of volatility in natural gas prices.

Operating Costs and Expenses
Production Expenses. Production expenses decreased $5.7 million, or 7%, from $78.6 million for the first quarter of 2016 to $72.9 million for the first quarter of 2017 primarily due to an 8% decrease in production volumes along with improved operating efficiencies. Production expenses on a per-Boe basis amounted to $3.78 for the 2017 first quarter, consistent with the 2016 first quarter.
Production Taxes. Production taxes increased $10.7 million, or 35%, to $41.2 million for the first quarter of 2017 compared to $30.5 million for the first quarter of 2016 primarily due to higher crude oil and natural gas revenues resulting from increases in commodity prices over the prior year period. Production taxes are generally based on the wellhead values of production and vary by state. Production taxes as a percentage of crude oil and natural gas revenues were 6.5% for the first quarter of 2017 compared to 7.6% for the first quarter of 2016, the decrease of which resulted from significant growth over the past year in our STACK operations and resulting increase in revenues coming from Oklahoma, which has lower production tax rates compared to North Dakota. The production tax rate on new wells in Oklahoma is currently 2% of crude oil and natural gas revenues for the first 36 months of production and 7% thereafter. The production tax rate on new wells in North Dakota is currently 10% of crude oil revenues. As 2017 progresses, our realized average production tax rate may trend higher relative to 2017 first quarter levels as we work down our inventory of uncompleted Bakken wells and crude oil production and revenues coming from North Dakota increase.
Exploration Expenses. Exploration expenses consist primarily of dry hole costs and exploratory geological and geophysical costs that are expensed as incurred. The following table shows the components of exploration expenses for the periods presented.

	Three months ended March 31,
In thousands	2017	2016
Geological and geophysical costs	$4,841	$3,066
Exploratory dry hole costs	157	—
Exploration expenses	$4,998	$3,066
Depreciation, Depletion, Amortization and Accretion (“DD&A”). Total DD&A decreased $81.8 million, or 18%, to $382.2 million for the first quarter of 2017 compared to $464.0 million for the first quarter of 2016 due to an 8% decrease in total sales volumes coupled with changes between periods in the volume of proved reserves over which costs are depreciated as further discussed below. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Three months ended March 31,
$/Boe	2017	2016
Crude oil and natural gas	$19.43	$21.73
Other equipment	0.34	0.36
Asset retirement obligation accretion	0.07	0.07
Depreciation, depletion, amortization and accretion	$19.84	$22.16
Estimated proved reserves are a key component in our computation of DD&A expense. Holding all other factors constant, if proved reserves are revised downward, the rate at which we record DD&A expense increases. Conversely, if proved reserves are revised upward, the rate at which we record DD&A expense decreases. Upward revisions to proved reserves at year-end 2016 due in part to an improvement in commodity prices in 2016 relative to 2015 contributed to a decrease in our DD&A rate for crude oil and natural gas properties in the first quarter of 2017 compared to the first quarter of 2016. Additionally, improvements in drilling efficiencies and optimized completion technologies over the past year have resulted in a significant improvement in the quantity of proved reserves found and developed per dollar invested, which also contributed to the reduction in our DD&A rate in the current period.
Property Impairments. Total property impairments decreased $27.5 million, or 35%, to $51.4 million for the 2017 first quarter compared to $78.9 million for the 2016 first quarter primarily due to a decrease in non-producing property impairments.
Impairments of non-producing properties decreased $28.4 million, or 36%, to $50.5 million for the 2017 first quarter compared to $78.9 million for the 2016 first quarter. The decrease was due to a lower balance of unamortized leasehold costs in the current year due to property dispositions and reduced land capital expenditures over the past year, along with changes in the timing and magnitude of amortization of undeveloped leasehold costs between periods resulting from changes in the Company's estimates of undeveloped properties not expected to be developed before lease expiration.

Proved property impairments totaled $0.9 million for the 2017 first quarter and were primarily concentrated in a non-core area of the North region. There were no proved property impairments in the first quarter of 2016.
General and Administrative ("G&A") Expenses. Total G&A expenses increased $14.8 million, or 46%, from $32.4 million for the first quarter of 2016 to $47.2 million for the first quarter of 2017. Total G&A expenses include non-cash charges for equity compensation of $11.4 million and $9.2 million for the first quarters of 2017 and 2016, respectively. G&A expenses other than equity compensation included in the total G&A expense figure above totaled $35.8 million for the 2017 first quarter, an increase of $12.6 million, or 54%, compared to $23.2 million for the 2016 first quarter.
The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Three months ended March 31,
$/Boe	2017	2016
General and administrative expenses	$1.86	$1.11
Non-cash equity compensation	0.59	0.44
Total general and administrative expenses	$2.45	$1.55
The increase in G&A expenses other than equity compensation was primarily due to an increase in employee compensation and benefits in response to the stabilization and improvement in commodity prices in late 2016. The increase in equity compensation expense resulted from changes in the timing and magnitude of forfeitures of unvested restricted stock between periods.
Our rate of production is expected to trend higher as 2017 progresses due to a planned increase in drilling and completion activities. If such results occur, our G&A expenses on a per-Boe basis are expected to trend lower for the remainder of 2017 relative to first quarter 2017 levels.
Interest Expense. Interest expense decreased $9.8 million, or 12%, to $71.2 million for the first quarter of 2017 compared to $81.0 million for the first quarter of 2016 due to a decrease in outstanding debt primarily as a result of the November 2016 redemptions of our $200 million of 2020 Notes and $400 million of 2021 Notes. Our weighted average outstanding long-term debt balance for the 2017 first quarter was approximately $6.6 billion with a weighted average interest rate of 4.2%, compared to averages of $7.2 billion and 4.3% for the 2016 first quarter.
Income Taxes. We recorded income tax expense for the first quarter of 2017 of $6.0 million compared to an income tax benefit of $121.3 million for the first quarter of 2016, resulting in effective tax rates of approximately 93% and 38%, respectively, after taking into account permanent taxable differences, valuation allowances, and other items. See Notes to Unaudited Condensed Consolidated Financial Statements–Note 10. Income Taxes for a summary of the sources and tax effects of items impacting our effective tax rate for the first quarters of 2017 and 2016.
Liquidity and Capital Resources
Our primary sources of liquidity have historically been cash flows generated from operating activities, financing provided by our revolving credit facility and the issuance of debt and equity securities. Additionally, non-strategic asset dispositions since the beginning of 2016 have provided a significant source of cash flow that was used to reduce outstanding debt and enhance liquidity. Building on debt reduction progress made in 2016, we are targeting a further reduction in our long-term debt in 2017 using proceeds from additional potential sales of non-strategic assets during the year.
At March 31, 2017, we had $17.2 million of cash and cash equivalents and approximately $1.91 billion of borrowing availability on our revolving credit facility after considering outstanding borrowings of $835 million and letters of credit. At April 30, 2017, outstanding borrowings totaled $885 million, leaving approximately $1.86 billion of borrowing availability on our credit facility at that date. For 2017, we expect to maintain a disciplined spending approach and plan to manage the level of our capital spending in order to minimize new borrowings and maintain ample liquidity.
Based on our 2017 capital expenditure budget, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our revolving credit facility, three-year term loan, and senior note indentures for at least the next 12 months. Further, we expect to meet in the ordinary course of business other contractual cash commitments to third parties as of March 31, 2017, including those described in Note 7. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements, recognizing we may be required to meet such commitments even if our business plan assumptions were to change. We monitor our capital spending closely based on actual and projected cash flows and have the ability to reduce spending or dispose of assets to preserve liquidity and financial flexibility if needed to fund our operations.

Cash Flows
Cash flows from operating activities
Our net cash provided by operating activities totaled $470.2 million and $278.9 million for the three months ended March 31, 2017 and 2016, respectively. The increase in operating cash flows was primarily due to an increase in crude oil and natural gas revenues driven by higher realized commodity prices in 2017. The effect of higher realized commodity prices was partially offset by a decrease in sales volumes resulting from reduced drilling and completion activities over the past year, increases in production taxes and general and administrative expenses, and a decrease in cash gains on matured natural gas derivatives.
Crude oil and natural gas market prices existing through April 30, 2017 are notably higher than average market prices for full year 2016. If prices remain at current levels or increase, we expect our 2017 operating cash flows will continue to be higher than 2016 levels, the extent of which is uncertain due to the unpredictable nature of commodity prices.
Cash flows used in investing activities
During the three months ended March 31, 2017 and 2016, we had cash flows used in investing activities of $395.1 million and $361.0 million, respectively, related to our capital program, inclusive of exploration and development drilling, property acquisitions, and dry hole costs. Property acquisitions totaled $13.4 million and $4.4 million for the three months ended March 31, 2017 and 2016, respectively. The increase in capital spending was driven by an increase in our capital budget and related drilling and completion activities for 2017.
For 2017, we currently expect our cash flows used in investing activities, exclusive of any proceeds from asset sales, will be higher than 2016 levels due to our planned increase in drilling and completion activity for 2017. Our non-acquisition capital expenditures for full year 2017 are budgeted to be $1.95 billion compared to $1.07 billion of non-acquisition capital spending for full year 2016.
Cash flows from financing activities
Net cash used in financing activities for the three months ended March 31, 2017 totaled $80.4 million primarily resulting from net repayments of $70 million on our revolving credit facility during the period using available cash flows from operations.
Net cash provided by financing activities for the three months ended March 31, 2016 was $81.3 million primarily resulting from net borrowings on our revolving credit facility during that period to fund operations.
We plan to manage the level of our 2017 capital spending in order to minimize the incurrence of new debt during the year. Additionally, we are targeting further debt reduction in 2017 using proceeds from potential sales of non-strategic assets.
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
Our 2017 capital expenditures budget has been established based on an expectation of available cash flows, with any cash flow deficiencies expected to be funded by borrowings under our revolving credit facility or proceeds from asset sales.
If cash flows are materially impacted by declines in commodity prices, we have the ability to reduce our capital expenditures or utilize the availability of our revolving credit facility if needed to fund our operations. We may choose to access the capital markets for additional financing or capital to take advantage of business opportunities that may arise. Further, we may choose to sell additional assets or enter into strategic joint development opportunities in order to obtain funding for our operations and capital program.
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
As of April 30, 2017, we had approximately $1.86 billion of borrowing availability on our credit facility after considering outstanding borrowings and letters of credit. Credit facility borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to our senior, unsecured, long-term indebtedness.
The commitments under our revolving credit facility are not dependent on a borrowing base calculation subject to periodic redetermination based on changes in commodity prices and proved reserves. Additionally, downgrades or other negative rating actions with respect to our credit rating would not trigger a reduction in our current credit facility commitments, nor would such actions trigger a security requirement or change in covenants. The weighted-average interest rate on our credit facility borrowings was 2.60% at March 31, 2017 and we incur commitment fees of 0.30% per annum on the daily average amount of unused borrowing availability.
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
We were in compliance with our revolving credit facility covenants at March 31, 2017 and expect to maintain compliance for at least the next 12 months. At March 31, 2017, our consolidated net debt to total capitalization ratio, as defined in our revolving credit facility as amended, was 0.56 to 1.00. We do not believe the revolving credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing to a material extent if needed to support our business. At March 31, 2017, our total debt would have needed to independently increase by approximately $2.9 billion above the existing level at that date (with no corresponding increase in cash or reduction in refinanced debt) to reach the maximum covenant ratio of 0.65 to 1.00. Alternatively, our total shareholders' equity would have needed to independently decrease by approximately $1.6 billion (excluding the after-tax impact of any non-cash impairment charges) below the existing level at March 31, 2017 to reach the maximum covenant ratio. These independent point-in-time sensitivities do not take into account other factors that could arise to mitigate the impact of changes in debt and equity on our consolidated net debt to total capitalization ratio, such as disposing of assets or exploring alternative sources of capitalization.
Joint development agreement funding
In September 2014, we entered into an agreement with a U.S. subsidiary of SK E&S Co. Ltd ("SK") of South Korea to jointly develop a portion of the Company's STACK properties. Pursuant to the agreement SK will fund, or carry, 50% of our drilling and completion costs attributable to an area of mutual interest targeting the Woodford formation in the STACK play until approximately $270 million has been expended by SK on our behalf. As of March 31, 2017, approximately $138 million of the carry had yet to be realized and is expected to be realized through mid-2019.
Future Capital Requirements
Senior notes
Our debt includes outstanding senior note obligations totaling $5.2 billion at March 31, 2017. We have no near-term senior note maturities, with our earliest scheduled senior note maturity being our $2.0 billion of 2022 Notes due in September 2022. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 6. Long-Term Debt in Notes to Unaudited Condensed Consolidated Financial Statements.
We were in compliance with our senior note covenants at March 31, 2017 and expect to maintain compliance for at least the next 12 months. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt would not trigger additional senior note covenants.

Three of our subsidiaries, Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, and The Mineral Resources Company, which have no material assets or operations, fully and unconditionally guarantee the senior notes on a joint and several basis. Our other subsidiaries, the value of whose assets and operations are minor, do not guarantee the senior notes as of March 31, 2017.
Term loan
We have a $500 million unsecured term loan that matures in full in November 2018 and bears interest at variable market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company's senior, unsecured, long-term indebtedness. Downgrades or other negative rating actions with respect to our credit rating would not trigger a security requirement or change in covenants for the term loan. The interest rate on the term loan was 2.35% at March 31, 2017.
Capital expenditures
We evaluate opportunities to purchase or sell crude oil and natural gas properties and expect to participate as a buyer or seller of properties at various times. We seek acquisitions that utilize our technical expertise or offer opportunities to expand our existing core areas. Acquisition expenditures are not budgeted.
Our capital expenditures budget for 2017 is $1.95 billion excluding acquisitions, which is expected to be allocated as follows:

In millions	Amount
Exploration and development drilling	$1,720
Land costs	115
Capital facilities, workovers and other corporate assets	105
Seismic	10
Total 2017 capital budget, excluding acquisitions	$1,950
For the three months ended March 31, 2017, we invested approximately $427.0 million in our capital program, excluding $13.4 million of unbudgeted acquisitions, including $44.4 million of capital costs associated with increased accruals for capital expenditures, and including $1.0 million of seismic costs. Our 2017 year to date capital expenditures were allocated as follows:

In millions	1Q 2017
Exploration and development drilling	$329.8
Land costs	68.8
Capital facilities, workovers and other corporate assets	27.4
Seismic	1.0
Capital expenditures, excluding acquisitions	427.0
Acquisitions of producing properties	0.1
Acquisitions of non-producing properties	13.3
Total acquisitions	13.4
Total capital expenditures	$440.4
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
Commitments
Refer to Note 7. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain future commitments of the Company as of March 31, 2017. We believe our cash flows from operations, our remaining cash balance, and amounts available under our revolving credit facility will be sufficient to satisfy our commitments.
Off-balance sheet arrangements
Currently, we do not have any off-balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resources.
Critical Accounting Policies
There have been no changes in our critical accounting policies from those disclosed in our 2016 Form 10-K.
New Accounting Pronouncements
See Notes to Unaudited Condensed Consolidated Financial Statements–Note 2. Basis of Presentation and Significant Accounting Policies for a discussion of the impact upon adoption of new accounting pronouncements during the 2017 first quarter along with a discussion of accounting pronouncements not yet adopted.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
General. We are exposed to a variety of market risks including commodity price risk, credit risk, and interest rate risk. We seek to address these risks through a program of risk management which may include the use of derivative instruments.
Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for crude oil and natural gas has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index prices. Based on our average daily production for the three months ended March 31, 2017, and excluding any effect of our derivative instruments in place, our annual revenue would increase or decrease by approximately $435 million for each $10.00 per barrel change in crude oil prices at March 31, 2017 and $207 million for each $1.00 per Mcf change in natural gas prices at March 31, 2017.
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
Changes in natural gas prices during the three months ended March 31, 2017 had an overall favorable impact on the fair value of our derivative instruments. For the three months ended March 31, 2017, we recognized cash losses on natural gas derivatives of $0.9 million which were more than offset by non-cash mark-to-market gains on natural gas derivatives of $47.8 million.
The fair value of our natural gas derivative instruments at March 31, 2017 was a net liability of $11.7 million. An assumed increase in the forward prices used in the March 31, 2017 valuation of our natural gas derivatives of $1.00 per MMBtu would increase our natural gas derivative liability to approximately $144 million at March 31, 2017. Conversely, an assumed decrease in forward prices of $1.00 per MMBtu would change our natural gas derivative valuation to a net asset of approximately $110 million at March 31, 2017.
Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our crude oil and natural gas production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($415 million in receivables at March 31, 2017); our joint interest and other receivables ($376 million at March 31, 2017); and counterparty credit risk associated with our derivative instrument receivables, if any.

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
Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $54 million at March 31, 2017, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on our co-owners interest in the well to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.
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
We had an aggregate of $1.39 billion of variable rate borrowings outstanding on our revolving credit facility and three-year term loan at April 30, 2017. The impact of a 0.25% increase in interest rates on this amount of debt would result in increased interest expense of approximately $3.5 million per year and a $2.2 million decrease in net income per year.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of March 31, 2017 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our 2016 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q, if any, and in our 2016 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
There have been no material changes in our risk factors from those disclosed in our 2016 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities – Not applicable.

(b)	Use of Proceeds – Not applicable.
(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers – The following table provides information about purchases of shares of our common stock during the three months ended March 31, 2017:

Period	Total number of shares purchased		Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2017 to January 31, 2017	808	(1)	$51.78	(2)	—	—
February 1, 2017 to February 28, 2017	211,472	(1)	$46.32	(2)	—	—
March 1, 2017 to March 31, 2017	74,983	(3)	$42.60	(3)	—	—
Total	287,263		$45.36		—	—

(1)
In connection with restricted stock grants under the Company's 2013 Long-Term Incentive Plan, we adopted a policy that enables employees to surrender shares to cover their tax liability. Shares indicated as having been purchased above represent shares surrendered by employees to cover tax liabilities. We paid the associated taxes to the applicable taxing authorities.

(2)	The price paid per share was the closing price of our common stock on the date the restrictions lapsed on such shares.

(3)
Represents 74,983 shares of our common stock purchased by Harold G. Hamm, our Chairman of the Board, Chief Executive Officer, and principal shareholder in open-market transactions at an average price per share of $42.60.

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

CONTINENTAL RESOURCES, INC.

Date:	May 3, 2017	By:	/s/ John D. Hart
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

4.1***
Registration Rights Agreement dated as of May 18, 2007 by and among Continental Resources, Inc., the Revocable Inter Vivos Trust of Harold G. Hamm, the Harold Hamm DST Trust and the Harold Hamm HJ Trust.

4.2***	Indenture dated as of March 8, 2012 among Continental Resources, Inc., Banner Pipeline Company, L.L.C. and Wilmington Trust, National Association, as trustee.

10.1*†	Description of Cash Bonus Plan updated as of March 20, 2017.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

32**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

***	Re-filed herewith pursuant to Item 10(d) of Regulation S-K.

†	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.