Form 10-Q
period 2017-06-30
CONTINENTAL RESOURCES, INC
filed 2017-08-09
CIK 732834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
375,219,152 shares of our $0.01 par value common stock were outstanding on July 31, 2017.

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
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which such statement is made. Should one or more of the risks or uncertainties described in this report or our Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, the Company's actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements are expressly qualified in their entirety by this cautionary statement.
Except as expressly stated above or otherwise required by applicable law, the Company undertakes no obligation to publicly correct or update any forward-looking statement whether as a result of new information, future events or circumstances after the date of this report, or otherwise.

iii

PART I. Financial Information

ITEM 1.	Financial Statements
Continental Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
In thousands, except par values and share data	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,190	$16,643
Receivables:
Crude oil and natural gas sales	385,975	404,750
Affiliated parties	58	99
Joint interest and other, net	402,391	364,850
Derivative assets	17,809	4,061
Inventories	97,003	111,987
Prepaid expenses and other	13,616	10,843
Total current assets	934,042	913,233
Net property and equipment, based on successful efforts method of accounting	12,921,875	12,881,227
Other noncurrent assets	15,340	17,316
Total assets	$13,871,257	$13,811,776

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable trade	$689,772	$476,342
Revenues and royalties payable	238,530	217,425
Payables to affiliated parties	218	148
Accrued liabilities and other	159,391	176,770
Derivative liabilities	4,817	59,489
Current portion of long-term debt	2,250	2,219
Total current liabilities	1,094,978	932,393
Long-term debt, net of current portion	6,553,740	6,577,697
Other noncurrent liabilities:
Deferred income tax liabilities, net	1,853,321	1,890,305
Asset retirement obligations, net of current portion	100,470	94,436
Other noncurrent liabilities	14,413	14,949
Total other noncurrent liabilities	1,968,204	1,999,690
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 375,206,922 shares issued and outstanding at June 30, 2017; 374,492,357 shares issued and outstanding at December 31, 2016	3,752	3,745
Additional paid-in capital	1,385,233	1,375,290
Accumulated other comprehensive income (loss)	67	(260)
Retained earnings	2,865,283	2,923,221
Total shareholders’ equity	4,254,335	4,301,996
Total liabilities and shareholders’ equity	$13,871,257	$13,811,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share data	2017	2016	2017	2016
Revenues:
Crude oil and natural gas sales	$626,548	$525,711	$1,260,398	$929,302
Gain (loss) on crude oil and natural gas derivatives, net	28,022	(82,257)	74,880	(40,145)
Crude oil and natural gas service operations	6,916	7,757	11,636	15,227
Total revenues	661,486	451,211	1,346,914	904,384

Operating costs and expenses:
Production expenses	82,474	74,083	155,328	152,724
Production taxes	41,965	39,141	83,198	69,634
Exploration expenses	3,204	1,674	8,202	4,739
Crude oil and natural gas service operations	4,478	3,576	7,315	6,618
Depreciation, depletion, amortization and accretion	395,770	441,761	777,926	905,752
Property impairments	123,316	66,112	174,689	145,039
General and administrative expenses	39,186	36,246	86,407	68,654
Net (gain) loss on sale of assets and other	134	(100,835)	5,669	(99,127)
Total operating costs and expenses	690,527	561,758	1,298,734	1,254,033
Income (loss) from operations	(29,041)	(110,547)	48,180	(349,649)
Other income (expense):
Interest expense	(72,744)	(81,922)	(143,916)	(162,875)
Other	373	435	815	819
	(72,371)	(81,487)	(143,101)	(162,056)
Loss before income taxes	(101,412)	(192,034)	(94,921)	(511,705)
Benefit for income taxes	37,855	72,632	31,833	193,978
Net loss	$(63,557)	$(119,402)	$(63,088)	$(317,727)
Basic net loss per share	$(0.17)	$(0.32)	$(0.17)	$(0.86)
Diluted net loss per share	$(0.17)	$(0.32)	$(0.17)	$(0.86)

Comprehensive loss:
Net loss	$(63,557)	$(119,402)	$(63,088)	$(317,727)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	189	25	327	451
Total other comprehensive income, net of tax	189	25	327	451
Comprehensive loss	$(63,368)	$(119,377)	$(62,761)	$(317,276)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity

In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
Balance at December 31, 2016	374,492,357	$3,745	$1,375,290	$(260)	$2,923,221	$4,301,996
Cumulative effect adjustment from adoption of ASU 2016-09 (unaudited) (see Note 2)	—	—	—	—	5,150	5,150
Net loss (unaudited)	—	—	—	—	(63,088)	(63,088)
Other comprehensive income, net of tax (unaudited)	—	—	—	327	—	327
Stock-based compensation (unaudited)	—	—	20,561	—	—	20,561
Restricted stock:
Granted (unaudited)	1,464,944	14	—	—	—	14
Repurchased and canceled (unaudited)	(230,377)	(2)	(10,618)	—	—	(10,620)
Forfeited (unaudited)	(520,002)	(5)	—	—	—	(5)
Balance at June 30, 2017 (unaudited)	375,206,922	$3,752	$1,385,233	$67	$2,865,283	$4,254,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
In thousands	2017	2016
Cash flows from operating activities
Net loss	$(63,088)	$(317,727)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	774,810	908,021
Property impairments	174,689	145,039
Non-cash (gain) loss on derivatives, net	(68,420)	114,972
Stock-based compensation	20,571	21,046
Benefit for deferred income taxes	(31,834)	(193,990)
Dry hole costs	157	206
(Gain) loss on sale of assets, net	2,859	(97,016)
Other, net	5,089	4,752
Changes in assets and liabilities:
Accounts receivable	(19,347)	(34,939)
Inventories	14,984	(8,745)
Other current assets	(2,225)	(2,125)
Accounts payable trade	105,441	(53,859)
Revenues and royalties payable	21,105	(742)
Accrued liabilities and other	(17,968)	15,347
Other noncurrent assets and liabilities	(251)	(2,519)
Net cash provided by operating activities	916,572	497,721

Cash flows from investing activities
Exploration and development	(877,115)	(625,126)
Purchase of producing crude oil and natural gas properties	(812)	—
Purchase of other property and equipment	(9,372)	(4,867)
Proceeds from sale of assets	7,979	112,199
Net cash used in investing activities	(879,320)	(517,794)

Cash flows from financing activities
Credit facility borrowings	540,000	638,000
Repayment of credit facility	(565,000)	(606,000)
Repayment of other debt	(1,099)	(1,064)
Debt issuance costs	—	(40)
Repurchase of restricted stock for tax withholdings	(10,620)	(5,735)
Net cash (used in) provided by financing activities	(36,719)	25,161
Effect of exchange rate changes on cash	14	9
Net change in cash and cash equivalents	547	5,097
Cash and cash equivalents at beginning of period	16,643	11,463
Cash and cash equivalents at end of period	$17,190	$16,560

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
A substantial portion of the Company’s operations are located in the North region, with that region comprising approximately 57% of the Company’s crude oil and natural gas production and approximately 66% of its crude oil and natural gas revenues for the six months ended June 30, 2017. The Company's principal producing properties in the North region are located in the Bakken field of North Dakota and Montana. In recent years, the Company has significantly expanded its operations in the South region with its increased activity in the SCOOP and STACK plays. The South region comprised approximately 43% of the Company's crude oil and natural gas production and approximately 34% of its crude oil and natural gas revenues for the six months ended June 30, 2017.
For the six months ended June 30, 2017, crude oil accounted for approximately 56% of the Company’s total production and approximately 76% of its crude oil and natural gas revenues.
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
The condensed consolidated financial statements as of June 30, 2017 and for the three and six month periods ended June 30, 2017 and 2016 are unaudited. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited balance sheet included in the 2016 Form 10-K. The Company has evaluated events or transactions through the date this report on Form 10-Q was filed with the SEC in conjunction with its preparation of these condensed consolidated financial statements.
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
Earnings per share
Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding for the period. In periods where the Company has net income, diluted earnings per share reflects the potential dilution of non-vested restricted stock awards, which are calculated using the treasury stock method. The following table

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

presents the calculation of basic and diluted weighted average shares outstanding and net loss per share for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share data	2017	2016	2017	2016
Net loss (numerator)	$(63,557)	$(119,402)	$(63,088)	$(317,727)
Weighted average shares (denominator):
Weighted average shares - basic	371,111	370,435	370,972	370,248
Non-vested restricted stock (1)	—	—	—	—
Weighted average shares - diluted	371,111	370,435	370,972	370,248
Net loss per share:
Basic	$(0.17)	$(0.32)	$(0.17)	$(0.86)
Diluted	$(0.17)	$(0.32)	$(0.17)	$(0.86)

(1)
For the three and six months ended June 30, 2017, the Company had a net loss and therefore the potential dilutive effect of approximately 1,933,200 and 2,546,200 weighted average non-vested restricted shares, respectively, were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive to the computations. The Company also had net losses for the three and six months ended June 30, 2016, and therefore approximately 1,940,700 and 1,486,200 weighted average non-vested restricted shares, respectively, were not included in the calculation of diluted net loss per share for those periods.

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
The components of inventory as of June 30, 2017 and December 31, 2016 consisted of the following:

In thousands	June 30, 2017	December 31, 2016
Tubular goods and equipment	$15,723	$15,243
Crude oil	81,280	96,744
Total	$97,003	$111,987
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
Additionally, under ASU 2016-09 companies no longer record excess tax benefits and deficiencies in additional paid-in capital. Instead, excess tax benefits and deficiencies are recognized as income tax benefit or expense in the income statement, effective January 1, 2017 on a prospective basis. This is expected to result in increased volatility in income tax expense/benefit and corresponding variations in the relationship between income tax expense/benefit and pre-tax income/loss from period to period. The Company recognized $0.5 million ($0.00 per share) and $3.8 million ($0.01 per share) of tax deficiencies from stock-based compensation as income tax expense for the three and six months ended June 30, 2017, respectively, under the new

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

standard, which are reflected in "Benefit for income taxes" in the unaudited condensed consolidated statements of comprehensive loss.
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
Business combinations – In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. Under the new standard, when substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required. The new standard may result in more transactions being accounted for as asset acquisitions rather than business combinations. The standard is effective for interim and annual periods beginning after December 15, 2017 and shall be applied prospectively. The Company early adopted ASU 2017-01 as of January 1, 2017, which had no significant impact on the Company's financial statements as of and for the three and six months ended June 30, 2017.
New accounting pronouncements not yet adopted
Revenue recognition and presentation – In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which generally requires an entity to identify performance obligations in its contracts, estimate the amount of consideration to be received in the transaction price, allocate the transaction price to each separate performance obligation, and recognize revenue as obligations are satisfied. Additionally, the standard requires expanded disclosures related to revenue recognition.
Subsequent to the issuance of ASU 2014-09, the FASB issued various clarifications and interpretive guidance to assist entities with implementation efforts, including guidance pertaining to the presentation of revenues on a gross basis (revenues presented separately from associated expenses) versus a net basis. Under this guidance, an entity generally shall record revenue on a gross basis if it controls a promised good or service before transferring it to a customer, whereas an entity shall record revenue on a net basis if its role is to arrange for another entity to provide the goods or services to a customer. Significant judgment may be required in some circumstances to determine whether gross or net presentation is appropriate.
ASU 2014-09 and related interpretive guidance will be effective for interim and annual periods beginning after December 15, 2017 and allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Company plans to adopt the standard on January 1, 2018 using the modified retrospective approach.
The Company continues to evaluate the impact of the new standard on its financial statements, accounting policies and internal controls. Based on assessments performed to date, the standard is not expected to have a material effect on the timing of the Company's revenue recognition or its financial position, results of operations, net income, or cash flows, but is expected to have an impact on the Company's revenue-related disclosures. Additionally, the standard is expected to impact the presentation of future revenues and expenses under the gross-versus-net presentation guidance. Historically, the Company has generally presented its revenues net of transportation costs. The new guidance is expected to result in future revenues and associated transportation expenses for certain of the Company's operated properties being reported on a gross basis. The Company expects changes from net to gross presentation will result in an increase in revenues and a corresponding increase in separately reported transportation expenses, with no net effect on the Company's results of operations, net income, or cash flows. For the three and six months ended June 30, 2017, the Company estimates it had approximately $50 million and $100 million, respectively, of transportation-related charges on operated properties included in "Crude oil and natural gas sales" on the unaudited condensed consolidated statements of comprehensive loss. The Company is not currently able to estimate the impact on the presentation of its future revenues and expenses under the new guidance due to uncertainties with respect to future sales volumes, service costs, locations of producing properties, sales destinations, transportation methods utilized, and changes in the nature, timing, and extent of its arrangements from period to period.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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
The Company continues to evaluate the impact of ASU 2016-02 and is in the process of developing systems and processes to identify, classify, and account for leases within the scope of the new guidance and to comply with the related disclosure requirements. Based on an initial review of the new guidance and the Company’s current commitments, the Company anticipates it may be required to recognize lease assets and liabilities related to drilling rig commitments, certain equipment rentals and leases, certain surface use agreements, and potentially certain firm transportation agreements, as well as other arrangements, the effect of which cannot be estimated at this time.
Credit losses – In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost. The standard is effective for interim and annual periods beginning after December 15, 2019 and shall be applied using a modified retrospective approach resulting in a cumulative effect adjustment to retained earnings upon adoption. The Company continues to evaluate the new standard and is unable to estimate its financial statement impact at this time.
Note 3. Supplemental Cash Flow Information
The following table discloses supplemental cash flow information about cash paid for interest and income tax payments and refunds. Also disclosed is information about investing activities that affects recognized assets and liabilities but does not result in cash receipts or payments.

	Six months ended June 30,
In thousands	2017	2016
Supplemental cash flow information:
Cash paid for interest	$138,346	$156,358
Cash paid for income taxes	2	—
Cash received for income tax refunds	148	20
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	3,771	1,042

As of June 30, 2017 and December 31, 2016, the Company had $331.7 million and $223.6 million, respectively, of accrued capital expenditures included in "Net property and equipment" and "Accounts payable trade" in the condensed consolidated balance sheets.
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
The Company recognizes all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. The Company has not designated its crude oil and natural gas derivative instruments as hedges for accounting purposes and, as a result, marks such derivative instruments to fair value and recognizes the changes in fair value in the unaudited condensed consolidated statements of comprehensive loss under the caption “Gain (loss) on crude oil and natural gas derivatives, net”.
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
At June 30, 2017, the Company had outstanding natural gas derivative contracts as set forth in the table below. The volumes reflected below represent an aggregation of multiple derivative contracts having similar remaining durations that are expected to be realized ratably over the respective 2017 and 2018 periods. At June 30, 2017 the Company had no outstanding crude oil derivative contracts.

			Collars
Natural Gas - NYMEX Henry Hub		Swaps Weighted Average Price	Floors		Ceilings
				Weighted Average Price		Weighted Average Price
Period and Type of Contract	MMBtus		Range		Range
July 2017 - December 2017
Swaps - Henry Hub	66,240,000	$3.39
Collars - Henry Hub	33,120,000		$2.40 - $3.00	$2.47	$2.92 - $3.88	$3.08
January 2018 - March 2018
Swaps - Henry Hub	6,300,000	$3.28

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

	Three months ended June 30,		Six months ended June 30,
In thousands	2017	2016	2017	2016
Cash received (paid) on derivatives:
Natural gas fixed price swaps	$6,709	$38,778	$12,187	$77,967
Natural gas collars	(3,050)	—	(9,456)	—
Cash received on derivatives, net	3,659	38,778	2,731	77,967
Non-cash gain (loss) on derivatives:
Crude oil written call options	—	6	—	38
Natural gas fixed price swaps	12,520	(101,308)	35,416	(98,915)
Natural gas collars	11,843	(19,733)	36,733	(19,235)
Non-cash gain (loss) on derivatives, net	24,363	(121,035)	72,149	(118,112)
Gain (loss) on crude oil and natural gas derivatives, net	$28,022	$(82,257)	$74,880	$(40,145)
Diesel fuel derivatives
The Company has entered into diesel fuel swap derivative contracts to economically hedge against the variability in cash flows associated with future purchases of diesel fuel for use in drilling activities. The Company has hedged approximately six million gallons of diesel fuel over the period from July 2017 to December 2017 at a weighted average price of $1.45 per gallon. With respect to these diesel fuel swap contracts, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is greater than the swap price, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is less than the swap price. The diesel fuel swap contracts are settled based upon reported NYMEX settlement prices for New York Harbor ultra-low sulfur diesel fuel.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The Company recognizes its diesel fuel derivative instruments on the balance sheet as either assets or liabilities measured at fair value. The estimated fair value is based upon various factors, including commodity exchange prices, over-the-counter quotations, the risk-free interest rate, and time to expiration. The Company has not designated its diesel fuel derivative instruments as hedges for accounting purposes and, as a result, marks the derivative instruments to fair value and recognizes the changes in fair value in the unaudited condensed consolidated statements of comprehensive loss under the caption “Operating costs and expenses—Net (gain) loss on sale of assets and other.”
Cash receipts in the following table reflect gains on diesel fuel derivatives which matured during the period, calculated as the difference between the contract price and the market settlement price of matured contracts. Non-cash gains and losses below represent the change in fair value of diesel fuel derivatives which continue to be held at period end and the reversal of previously recognized non-cash gains or losses on derivative contracts that matured during the period.

	Three months ended June 30,		Six months ended June 30,
In thousands	2017	2016	2017	2016
Cash received on diesel fuel derivatives	$185	$—	$919	$—
Non-cash gain (loss) on diesel fuel derivatives	(1,098)	4,200	(3,729)	3,140
Gain (loss) on diesel fuel derivatives, net	$(913)	$4,200	$(2,810)	$3,140
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

In thousands	June 30, 2017	December 31, 2016
Commodity derivative assets:
Gross amounts of recognized assets	$19,746	$4,061
Gross amounts offset on balance sheet	(1,937)	—
Net amounts of assets on balance sheet	17,809	4,061
Commodity derivative liabilities:
Gross amounts of recognized liabilities	(6,754)	(59,489)
Gross amounts offset on balance sheet	1,937	—
Net amounts of liabilities on balance sheet	$(4,817)	$(59,489)

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed consolidated balance sheets.

In thousands	June 30, 2017	December 31, 2016
Derivative assets	$17,809	$4,061
Noncurrent derivative assets	—	—
Net amounts of assets on balance sheet	17,809	4,061
Derivative liabilities	(4,817)	(59,489)
Noncurrent derivative liabilities	—	—
Net amounts of liabilities on balance sheet	(4,817)	(59,489)
Total derivative assets (liabilities), net	$12,992	$(55,428)

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
The following tables summarize the valuation of financial instruments by pricing levels that were accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

	Fair value measurements at June 30, 2017 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Swaps	$—	$19,390	$—	$19,390
Collars	—	(6,398)	—	(6,398)
Total	$—	$12,992	$—	$12,992

	Fair value measurements at December 31, 2016 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Swaps	$—	$(12,297)	$—	$(12,297)
Collars	—	(43,131)	—	(43,131)
Total	$—	$(55,428)	$—	$(55,428)
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets are reported at fair value on a nonrecurring basis in the condensed consolidated financial statements. The following methods and assumptions were used to estimate the fair values for those assets.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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
For the three and six months ended June 30, 2017 the Company determined the carrying amounts of certain proved properties were not recoverable from future cash flows, and therefore, were impaired. Impairments of proved properties amounted to $81.5 million and $82.3 million for the three and six months ended June 30, 2017, respectively. The 2017 year to date impairments reflect fair value adjustments primarily concentrated in the Arkoma Woodford field ($81.2 million, all in the second quarter) and various non-core areas in the North and South regions ($1.1 million, including $0.3 million in the second quarter). The impaired properties were written down to their estimated fair value at the time of impairment of approximately $72 million.
For the three and six months ended June 30, 2016, estimated future net cash flows were determined to be in excess of cost basis, therefore no impairment was recorded for the Company’s proved crude oil and natural gas properties for those periods.
Certain unproved crude oil and natural gas properties were impaired during the three and six months ended June 30, 2017 and 2016, reflecting recurring amortization of undeveloped leasehold costs on properties the Company expects will not be transferred to proved properties over the lives of the leases based on drilling plans, experience of successful drilling, and the average holding period.
The following table sets forth the non-cash impairments of both proved and unproved properties for the indicated periods. Proved and unproved property impairments are recorded under the caption “Property impairments” in the unaudited condensed consolidated statements of comprehensive loss.

	Three months ended June 30,		Six months ended June 30,
In thousands	2017	2016	2017	2016
Proved property impairments	$81,469	$—	$82,340	$—
Unproved property impairments	41,847	66,112	92,349	145,039
Total	$123,316	$66,112	$174,689	$145,039

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Financial Instruments Not Recorded at Fair Value
The following table sets forth the estimated fair values of financial instruments that are not recorded at fair value in the condensed consolidated financial statements.

	June 30, 2017		December 31, 2016
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt:
Revolving credit facility	$880,000	$880,000	$905,000	$905,000
Term loan	499,175	500,000	498,865	500,000
Note payable	11,083	11,100	12,176	10,200
5% Senior Notes due 2022	1,997,376	1,962,300	1,997,188	2,020,400
4.5% Senior Notes due 2023	1,485,585	1,434,800	1,484,524	1,474,800
3.8% Senior Notes due 2024	991,495	917,200	990,964	929,400
4.9% Senior Notes due 2044	691,276	587,700	691,199	607,600
Total debt	$6,555,990	$6,293,100	$6,579,916	$6,447,400
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
Note 6. Long-Term Debt
Long-term debt, net of unamortized discounts, premiums, and debt issuance costs totaling $35.1 million and $37.3 million at June 30, 2017 and December 31, 2016, respectively, consists of the following.

In thousands	June 30, 2017	December 31, 2016
Revolving credit facility	$880,000	$905,000
Term loan	499,175	498,865
Note payable	11,083	12,176
5% Senior Notes due 2022	1,997,376	1,997,188
4.5% Senior Notes due 2023	1,485,585	1,484,524
3.8% Senior Notes due 2024	991,495	990,964
4.9% Senior Notes due 2044	691,276	691,199
Total debt	$6,555,990	$6,579,916
Less: Current portion of long-term debt	2,250	2,219
Long-term debt, net of current portion	$6,553,740	$6,577,697
Revolving Credit Facility
The Company has an unsecured revolving credit facility, maturing on May 16, 2019, with aggregate commitments totaling $2.75 billion at June 30, 2017, which may be increased up to a total of $4.0 billion upon agreement between the Company and participating lenders.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Credit facility borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company's senior, unsecured, long-term indebtedness. The weighted-average interest rate on outstanding credit facility borrowings at June 30, 2017 was 2.85%.
The Company had approximately $1.87 billion of borrowing availability on its revolving credit facility at June 30, 2017 and incurs commitment fees based on currently assigned credit ratings of 0.30% per annum on the daily average amount of unused borrowing availability under its revolving credit facility.
The revolving credit facility contains certain restrictive covenants including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by the sum of net debt plus total shareholders' equity plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014. The Company was in compliance with the revolving credit facility covenants at June 30, 2017.
Senior Notes
The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at June 30, 2017.

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
The indentures governing the Company's senior notes contain covenants that, among other things, limit the Company's ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, and consolidate, merge or transfer certain assets. The senior note covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at June 30, 2017. Three of the Company’s subsidiaries, Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, and The Mineral Resources Company, which have no material assets or operations, fully and unconditionally guarantee the senior notes on a joint and several basis. The Company’s other subsidiaries, the value of whose assets and operations are minor, do not guarantee the senior notes.
Term Loan
In November 2015, the Company borrowed $500 million under a three-year term loan agreement, the proceeds of which were used to repay a portion of the borrowings then outstanding on the Company's revolving credit facility. The term loan matures in full on November 4, 2018 and bears interest at a variable market-based interest rate plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company's senior, unsecured, long-term indebtedness. The interest rate on the term loan at June 30, 2017 was 2.64%.
The term loan contains certain restrictive covenants including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00, consistent with the covenant requirement in the Company's revolving credit facility. The Company was in compliance with the term loan covenants at June 30, 2017.
Note Payable
In February 2012, 20 Broadway Associates LLC, a 100% owned subsidiary of the Company, borrowed $22 million under a 10-year amortizing term loan secured by the Company’s corporate office building in Oklahoma City, Oklahoma. The

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

loan bears interest at a fixed rate of 3.14% per annum. Principal and interest are payable monthly through the loan’s maturity date of February 26, 2022. Accordingly, approximately $2.3 million is reflected as a current liability under the caption “Current portion of long-term debt” in the condensed consolidated balance sheets as of June 30, 2017.
Note 7. Commitments and Contingencies
Included below is a discussion of various future commitments of the Company as of June 30, 2017. The commitments under these arrangements are not recorded in the accompanying condensed consolidated balance sheets.
Drilling commitments – As of June 30, 2017, the Company has drilling rig contracts with various terms extending to February 2020 to ensure rig availability in its key operating areas. Future commitments as of June 30, 2017 total approximately $144 million, of which $55 million is expected to be incurred in the remainder of 2017, $59 million in 2018, $29 million in 2019, and $1 million in 2020.
Transportation and processing commitments – The Company has entered into transportation and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. The commitments, which have varying terms extending as far as 2028, require the Company to pay per-unit transportation or processing charges regardless of the amount of capacity used. Future commitments remaining as of June 30, 2017 under the arrangements amount to approximately $1.2 billion, of which $115 million is expected to be incurred in the remainder of 2017, $245 million in 2018, $233 million in 2019, $101 million in 2020, $89 million in 2021, and $424 million thereafter. The Company is not committed under the above contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future.
Litigation – In November 2010, a putative class action was filed in the District Court of Blaine county, Oklahoma by Billy J. Strack and Daniela A. Renner as trustees of certain named trusts and on behalf of other similarly situated parties against the Company. The Petition alleged the Company improperly deducted post-production costs from royalties paid to plaintiffs and other royalty interest owners from crude oil and natural gas wells located in Oklahoma. The plaintiffs alleged a number of claims, including breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the proposed class. On November 3, 2014, plaintiffs filed an Amended Petition that did not add any substantive claims, but sought a “hybrid class action” in which they sought certification of certain claims for injunctive relief, reserving the right to seek a further class certification on money damages in the future. Plaintiffs filed an Amended Motion for Class Certification on January 9, 2015, that modified the proposed class to royalty owners in Oklahoma production from July 1, 1993, to the present (instead of 1980 to the present) and sought certification of over 45 separate “issues” for injunctive or declaratory relief, again, reserving the right to seek a further class certification of money damages in the future. The Company responded to the petition, its amendment, and the motions for class certification denying the allegations and raising a number of affirmative defenses and legal arguments to each of the claims and filings. Certain discovery was undertaken and the “hybrid” motion was briefed by plaintiffs and the Company. A hearing on the “hybrid” class certification was held on June 1 and 2, 2015. On June 11, 2015, the trial court certified a “hybrid” class as requested by plaintiffs. The Company appealed the trial court’s class certification order. On February 8, 2017, the Oklahoma Court of Civil Appeals reversed the trial court’s ruling on certification and remanded the case for further proceedings. The plaintiffs filed a Petition for Rehearing which is pending before the Oklahoma Court of Civil Appeals. The Company is not currently able to estimate a reasonably possible loss or range of loss or what impact, if any, the ultimate resolution of the action will have on its financial condition, results of operations or cash flows due to the preliminary status of the matter, the complexity and number of legal and factual issues presented by the matter and uncertainties with respect to, among other things, the nature of the claims and defenses, the existence and the potential size of the class, the scope and types of the properties and agreements involved, the production years involved, and the ultimate potential outcome of the matter. It is reasonably possible one or more events may occur in the near term that could impact the Company’s ability to estimate the potential effect this matter could have, if any, on its financial condition, results of operations or cash flows. Plaintiffs have alleged underpayments in excess of $200 million that they may claim as damages, which may increase with the passage of time, a majority of which would be comprised of interest. The Company disputes plaintiffs’ claims, disputes the case meets the requirements for a class action and continues to vigorously defend the case. An unsuccessful mediation was conducted on December 7, 2015. The parties continue to negotiate a possible resolution to the case. However, it is unclear and unforeseeable whether the parties' efforts will result in settlement and the Company will continue to defend the case on all merits and certification issues and, absent settlement, intends to defend the case to a final judgment.
The Company is involved in various other legal proceedings including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, personal injury claims, disputes with tax authorities and other matters. While the outcome of these legal matters cannot be predicted with certainty, the Company does not expect them to have a material effect on its financial condition, results of operations or cash flows. As of both June 30, 2017 and December 31,

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

2016, the Company had recorded a liability in the condensed consolidated balance sheets under the caption “Other noncurrent liabilities” of $6.5 million for various matters, none of which are believed to be individually significant.
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
The Company has granted restricted stock to employees and directors pursuant to the Continental Resources, Inc. 2013 Long-Term Incentive Plan ("2013 Plan") as discussed below. The Company’s associated compensation expense, which is included in the caption “General and administrative expenses” in the unaudited condensed consolidated statements of comprehensive loss, was $9.1 million and $11.8 million for the three months ended June 30, 2017 and 2016, respectively, and $20.6 million and $21.0 million for the six months ended June 30, 2017 and 2016, respectively.
In May 2013, the Company adopted the 2013 Plan and reserved 19,680,072 shares of common stock that may be issued pursuant to the plan. As of June 30, 2017, the Company had 14,551,387 shares of common stock available for long-term incentive awards to employees and directors under the 2013 Plan.
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
A summary of changes in non-vested restricted shares outstanding for the six months ended June 30, 2017 is presented below.

	Number of non-vested shares	Weighted average grant-date fair value
Non-vested restricted shares outstanding at December 31, 2016	3,913,634	$37.12
Granted	1,464,944	45.06
Vested	(785,487)	58.66
Forfeited	(520,002)	37.47
Non-vested restricted shares outstanding at June 30, 2017	4,073,089	$35.78
The grant date fair value of restricted stock represents the closing market price of the Company’s common stock on the date of grant. Compensation expense for a restricted stock grant is determined at the grant date fair value and is recognized over the vesting period as services are rendered by employees and directors. The Company estimates the number of forfeitures expected to occur in determining the amount of stock-based compensation expense to recognize. There are no post-vesting restrictions related to the Company’s restricted stock. The fair value at the vesting date of restricted stock that vested during the six months ended June 30, 2017 was approximately $36.1 million. As of June 30, 2017, there was approximately $81 million of unrecognized compensation expense related to non-vested restricted stock. This expense is expected to be recognized over a weighted average period of 1.6 years.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Accumulated Other Comprehensive Income (Loss)
Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in "Accumulated other comprehensive income (loss)" within shareholders’ equity in the condensed consolidated balance sheets and "Other comprehensive income, net of tax" in the unaudited condensed consolidated statements of comprehensive loss. The following table summarizes the change in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
In thousands	2017	2016	2017	2016
Beginning accumulated other comprehensive loss, net of tax	$(122)	$(2,928)	$(260)	$(3,354)
Foreign currency translation adjustments	189	25	327	451
Income taxes (1)	—	—	—	—
Other comprehensive income, net of tax	189	25	327	451
Ending accumulated other comprehensive income (loss), net of tax	$67	$(2,903)	$67	$(2,903)

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
The Company's benefit for income taxes totaled $37.9 million and $31.8 million for the three and six months ended June 30, 2017, respectively. The Company's benefit for income taxes totaled $72.6 million and $194.0 million for the three and six months ended June 30, 2016, respectively. These amounts differ from the amounts computed by applying the United States statutory federal income tax rate to net loss before income taxes. The sources and tax effects of the differences are reflected in the table below:

	Three months ended June 30,				Six months ended June 30,
$ in thousands	2017	Tax rate %	2016	Tax rate %	2017	Tax rate %	2016	Tax rate %
Expected income tax benefit based on US statutory tax rate of 35%	$35,494	35%	$67,212	35%	$33,222	35%	$179,097	35%
State income taxes, net of federal benefit	3,043	3%	5,761	3%	2,848	3%	15,351	3%
Tax deficiency from stock-based compensation (1)	(473)	(1%)	—	—%	(3,773)	(4%)	—	—%
Canadian valuation allowance (2)	(112)	—%	(217)	—%	(257)	—%	(294)	—%
Effect of differing statutory tax rate in Canada	(55)	—%	(90)	—%	(122)	—%	(124)	—%
Other, net	(42)	—%	(34)	—%	(85)	—%	(52)	—%
Benefit for income taxes	$37,855	37%	$72,632	38%	$31,833	34%	$193,978	38%

(1)
The Company recognized $0.5 million and $3.8 million of tax deficiencies from stock-based compensation as income tax expense for the three and six months ended June 30, 2017, respectively, in accordance with ASU 2016-09 as discussed in Note 2. Basis of Presentation and Significant Accounting Policies–Adoption of new accounting pronouncements.

(2)
Represents valuation allowances recognized against all deferred tax assets associated with operating loss carryforwards generated by the Company's Canadian operations during the respective periods for which the Company does not expect to realize a benefit.

Note 11. 2016 Property Disposition
In April 2016, the Company sold approximately 132,000 net acres of undeveloped leasehold acreage located in Wyoming to a third party for cash proceeds of $110.0 million. In connection with the transaction, the Company recognized a pre-tax gain of $96.9 million. The disposed properties represented an immaterial portion of the Company’s total acreage and included no production or proved reserves.
Note 12. Subsequent Events
Subsequent to June 30, 2017, the Company reached agreements to sell certain non-core properties and facilities in Oklahoma for aggregate proceeds totaling approximately $147.5 million. The sold properties include, in the aggregate, approximately 32,600 net acres of leasehold and producing properties with production totaling approximately 1,800 barrels of oil equivalent per day. The disposed properties represented an immaterial portion of the Company’s proved reserves. In connection with the transactions, the Company expects to recognize pre-tax gains totaling approximately $65 million, which will be reflected in third quarter 2017 results. The Company intends to use the proceeds from the sales to reduce outstanding debt.

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
Business Environment and Outlook
Commodity prices remain volatile and unpredictable due to domestic and global supply and demand factors. In light of the challenges facing our industry, our primary business strategies for 2017 focus on: (1) high-grading investments based on rates of return and opportunities to convert undeveloped acreage to acreage held by production, (2) improving cash flows through operating efficiencies, cost reductions, and optimized completions, (3) managing capital spending to minimize the incurrence of new debt and maintain ample liquidity and financial flexibility, and (4) pursuing opportunities to further reduce debt using proceeds from potential sales of non-strategic assets.
2017 Highlights
Production
Crude oil and natural gas production for the second quarter of 2017 averaged 226,213 Boe per day, an increase of 6% from the first quarter of 2017 and 3% higher than the second quarter of 2016. Year to date production averaged 220,018 Boe per day, a 2% decrease from the comparable 2016 period.
Average daily crude oil production decreased 6% in the second quarter of 2017 compared to the second quarter of 2016, while average daily natural gas production increased 17%. Second quarter 2017 average daily crude oil production increased 5% compared to the first quarter of 2017, while average daily natural gas production increased 7%.
Crude oil represented 55% of our production for the 2017 second quarter compared to 56% for the 2017 first quarter and 61% for the 2016 second quarter.
The following table summarizes the changes in our average daily Boe production by major operating area.

Boe production per day	2Q 2017	1Q 2017	% Change from 1Q 2017	2Q 2016	% Change from 2Q 2016
Bakken	119,861	108,992	10%	125,028	(4%)
SCOOP	61,107	62,178	(2%)	64,669	(6%)
STACK	31,934	29,216	9%	14,610	119%
All other	13,311	13,369	—%	15,016	(11%)
Total	226,213	213,755	6%	219,323	3%
Revenues
Crude oil and natural gas revenues for the 2017 second quarter increased 19% compared to the 2016 second quarter driven by a 15% increase in realized commodity prices coupled with a 4% increase in total sales volumes.
Year to date crude oil and natural gas revenues increased 36% from the comparable 2016 period driven by a 39% increase in realized commodity prices, the effect of which was partially offset by a 2% decrease in total sales volumes.

Average crude oil sales prices for the 2017 second quarter and year to date periods increased 9% and 36%, respectively, from the comparable 2016 periods.
Crude oil sales volumes for the second quarter and year to date periods of 2017 decreased 5% and 12%, respectively, from the comparable 2016 periods.
Average natural gas sales prices for the second quarter and year to date periods of 2017 increased 101% and 111%, respectively, from the comparable 2016 periods.
Natural gas sales volumes for the second quarter and year to date periods of 2017 increased 17% and 14%, respectively, from the comparable 2016 periods.
Operating cash flows
Cash flows from operating activities totaled $446.4 million for the second quarter of 2017, 5% lower than operating cash flows of $470.2 million for the 2017 first quarter and 104% higher than 2016 second quarter operating cash flows of $218.8 million.
Capital expenditures and drilling activity
Non-acquisition capital expenditures totaled $551.9 million for the second quarter of 2017 bringing year to date 2017 non-acquisition capital expenditures to $978.9 million compared to $529.3 million for year to date 2016.
For the second quarter of 2017 we participated in the drilling and completion of 144 gross (52 net) wells, bringing our 2017 year to date total to 241 gross (83 net) wells compared to 161 gross (34 net) wells for year to date 2016.
Debt and liquidity
Total debt decreased $23.9 million to $6.56 billion at June 30, 2017 compared to $6.58 billion at December 31, 2016.
At June 30, 2017, we had $17.2 million of cash and cash equivalents and $1.87 billion of borrowing availability on our credit facility after considering outstanding borrowings and letters of credit. We had $880 million of outstanding borrowings on our credit facility at June 30, 2017 compared to $835 million at March 31, 2017 and $905 million at December 31, 2016. At July 31, 2017, outstanding credit facility borrowings totaled $938 million, leaving approximately $1.81 billion of borrowing availability at that date.

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Average daily production:
Crude oil (Bbl per day)	125,381	133,044	122,308	139,756
Natural gas (Mcf per day)	604,991	517,677	586,263	511,837
Crude oil equivalents (Boe per day)	226,213	219,323	220,018	225,063
Average sales prices:
Crude oil ($/Bbl)	$41.91	$38.38	$43.26	$31.76
Natural gas ($/Mcf)	$2.63	$1.31	$2.81	$1.33
Crude oil equivalents ($/Boe)	$30.31	$26.36	$31.56	$22.73
Crude oil sales price discount to NYMEX ($/Bbl)	$(6.31)	$(7.21)	$(6.69)	$(7.51)
Natural gas sales price discount to NYMEX ($/Mcf)	$(0.56)	$(0.65)	$(0.43)	$(0.69)
Production expenses ($/Boe)	$3.99	$3.72	$3.89	$3.74
Production taxes (% of oil and gas revenues)	6.7%	7.4%	6.6%	7.5%
DD&A ($/Boe)	$19.14	$22.15	$19.48	$22.16
Total general and administrative expenses ($/Boe) (1)	$1.89	$1.82	$2.16	$1.68
Net loss (in thousands)	$(63,557)	$(119,402)	$(63,088)	$(317,727)
Diluted net loss per share	$(0.17)	$(0.32)	$(0.17)	$(0.86)

(1)
Represents cash general and administrative expenses per Boe and non-cash equity compensation expenses per Boe. See Operating Costs and Expenses—General and Administrative Expenses below for additional discussion of these components.

Three months ended June 30, 2017 compared to the three months ended June 30, 2016
Results of Operations
The following table presents selected financial and operating information for the periods presented.

	Three months ended June 30,
In thousands, except sales price data	2017	2016
Crude oil and natural gas sales	$626,548	$525,711
Gain (loss) on crude oil and natural gas derivatives, net	28,022	(82,257)
Crude oil and natural gas service operations	6,916	7,757
Total revenues	661,486	451,211
Operating costs and expenses (1)	(690,527)	(561,758)
Other expenses, net	(72,371)	(81,487)
Loss before income taxes	(101,412)	(192,034)
Benefit for income taxes	37,855	72,632
Net loss	$(63,557)	$(119,402)
Production volumes:
Crude oil (MBbl)	11,410	12,107
Natural gas (MMcf)	55,054	47,109
Crude oil equivalents (MBoe)	20,585	19,958
Sales volumes:
Crude oil (MBbl)	11,499	12,090
Natural gas (MMcf)	55,054	47,109
Crude oil equivalents (MBoe)	20,674	19,941
Average sales prices:
Crude oil ($/Bbl)	$41.91	$38.38
Natural gas ($/Mcf)	2.63	1.31
Crude oil equivalents ($/Boe)	30.31	26.36
(1) Net of gain on sale of assets of $96.9 million for the three months ended June 30, 2016.
Production
The following tables reflect our production by product and region for the periods presented.

	Three months ended June 30,				Volume increase (decrease)	Volume percent increase (decrease)
	2017		2016
	Volume	Percent	Volume	Percent
Crude oil (MBbl)	11,410	55%	12,107	61%	(697)	(6%)
Natural gas (MMcf)	55,054	45%	47,109	39%	7,945	17%
Total (MBoe)	20,585	100%	19,958	100%	627	3%

	Three months ended June 30,				Volume increase (decrease)	Volume percent increase (decrease)
	2017		2016
	MBoe	Percent	MBoe	Percent
North Region	11,850	58%	12,448	62%	(598)	(5%)
South Region	8,735	42%	7,510	38%	1,225	16%
Total	20,585	100%	19,958	100%	627	3%
The 6% decrease in crude oil production for the second quarter was driven by decreased production from our North region properties in North Dakota Bakken, Montana Bakken, and the Red River units due to natural declines in production coupled with reduced drilling activities over the past year in response to low crude oil prices. North Dakota Bakken crude oil production decreased 347 MBbls, or 4%, and Montana Bakken production decreased 229 MBbls, or 29%, while crude oil production in the Red River units decreased 99 MBbls, or 10%, from the prior year second quarter. The decreased crude oil production in North Dakota Bakken was partially mitigated by new well production generated in recent months from increased well completion activities in 2017. Additionally, crude oil production in SCOOP decreased 308 MBbls, or 17%, due to natural declines in production and reduced drilling activities. These decreases were partially offset by an increase of 293 MBbls, or 95%, in crude oil production from our STACK properties due to additional wells being completed and producing as a result of a shift in our drilling and completion activities to high rate-of-return opportunities in that area.
The 17% increase in natural gas production for the second quarter was driven by increased production from our properties in the STACK play due to additional wells being completed and producing subsequent to June 30, 2016. Natural gas production in STACK increased 7,699 MMcf, or 126%, over the prior year second quarter. Additionally, natural gas production in North Dakota Bakken increased 907 MMcf, or 7%, over the prior year second quarter due to new well production generated in recent months from increased well completion activities. These increases were partially offset by decreases in production from various other areas in our North and South regions due to reduced drilling activities over the past year.
The increase in natural gas production as a percentage of our total production from 39% in the second quarter of 2016 to 45% in the second quarter of 2017 primarily resulted from an increase in STACK natural gas production over the past year due to a shift in our drilling activities away from the Bakken to the STACK play in Oklahoma.
In conjunction with our planned increase in capital spending for 2017 relative to 2016, we expect our production will average between 230,000 and 240,000 Boe per day for the full year of 2017 compared to average daily production of 216,912 Boe per day for 2016.
Revenues
Our revenues primarily consist of sales of crude oil and natural gas and gains and losses resulting from changes in the fair value of our crude oil and natural gas derivative instruments.
Crude Oil and Natural Gas Sales. Crude oil and natural gas sales for the second quarter of 2017 were $626.5 million, a 19% increase from sales of $525.7 million for the 2016 second quarter due to increases in commodity prices and total sales volumes. If commodity prices remain at current levels, we expect our 2017 crude oil and natural gas revenues will continue to be higher than 2016 levels, the extent of which is uncertain due to the unpredictable nature of commodity prices.
Our crude oil sales prices averaged $41.91 per barrel in the 2017 second quarter, an increase of 9% compared to $38.38 per barrel for the 2016 second quarter due to higher crude oil market prices. The differential between NYMEX West Texas Intermediate ("WTI") calendar month crude oil prices and our realized crude oil prices averaged $6.31 per barrel for the 2017 second quarter compared to $7.21 for the 2016 second quarter. The improved differential was primarily due to the significant growth in our South region production which typically has lower transportation costs compared to the Bakken due to its relatively close proximity to regional refineries and the crude oil trading hub in Cushing, Oklahoma, along with improved realizations resulting from new pipeline takeaway capacity and additional markets becoming available in 2017 for Bakken production.
Our natural gas sales prices averaged $2.63 per Mcf for the 2017 second quarter, a 101% increase compared to $1.31 per Mcf for the 2016 second quarter due to higher market prices for natural gas and natural gas liquids ("NGLs"). The discount between our realized natural gas sales prices and NYMEX Henry Hub calendar month natural gas prices improved from $0.65 per Mcf for the 2016 second quarter to $0.56 per Mcf for the 2017 second quarter. The majority of our natural gas production is sold at our lease locations to midstream purchasers with price realizations impacted by the volume and value of NGLs that purchasers extract from our sales stream. NGL prices have increased over prior year levels in conjunction with increased crude oil prices, resulting in improved price realizations for our natural gas sales stream compared to the prior year second quarter.
Total sales volumes for the second quarter of 2017 increased 733 MBoe, or 4%, compared to the 2016 second quarter, reflecting an increase in our pace of drilling and completion activities in the 2017 second quarter. For the second quarter of 2017, our crude oil sales volumes decreased 5% from the comparable 2016 period, while our natural gas sales volumes increased 17%, reflecting the shift in our drilling activities over the past year away from oil-weighted properties in the Bakken to areas in Oklahoma with higher concentrations of natural gas.
Derivatives. Changes in natural gas prices during the second quarter of 2017 had a favorable impact on the fair value of our natural gas derivatives, which resulted in positive revenue adjustments of $28.0 million for the period, representing $24.4 million of non-cash gains and $3.6 million of cash gains. Our revenues may continue to be significantly impacted, either positively or negatively, by changes in the fair value of our derivative instruments as a result of volatility in natural gas prices.

Operating Costs and Expenses
Production Expenses. Production expenses increased $8.4 million, or 11%, from $74.1 million for the second quarter of 2016 to $82.5 million for the second quarter of 2017. Production expenses on a per-Boe basis increased to $3.99 for the 2017 second quarter compared to $3.72 for the 2016 second quarter. These increases resulted from an increase in the number of producing wells, an increase in workover-related activities in the North region aimed at enhancing production from producing properties, and increased water handling and disposal expenses associated with increased production in the South region.
Production Taxes. Production taxes increased $2.8 million, or 7%, to $41.9 million for the second quarter of 2017 compared to $39.1 million for the second quarter of 2016 primarily due to higher crude oil and natural gas revenues resulting from increases in commodity prices over the prior year period. Production taxes are generally based on the wellhead values of production and vary by state. Production taxes as a percentage of crude oil and natural gas revenues were 6.7% for the second quarter of 2017 compared to 7.4% for the second quarter of 2016, the decrease of which resulted from significant growth over the past year in our STACK operations and resulting increase in revenues coming from Oklahoma, which has lower production tax rates compared to North Dakota. The production tax rate on Oklahoma wells that commenced production after July 1, 2015 is currently 2% of crude oil and natural gas revenues for the first 36 months of production and 7% thereafter. The production tax rate on new wells in North Dakota is currently 10% of crude oil revenues.
Through June 30, 2017, Oklahoma had a crude oil and natural gas production tax incentive for wells that commenced production between July 1, 2011 and July 1, 2015, which allowed for a 1% production tax rate for the first 48 months of production. In May 2017, new legislation was signed into law in Oklahoma that increased the incentive tax rate from 1% to 4% on those wells that began producing between July 1, 2011 and July 1, 2015. After the 48 month incentive period ends, the tax rate on such wells increases to 7%. The new 4% tax rate on these wells went into effect on July 1, 2017 and may cause our average production tax rate to trend higher in future periods relative to the 2017 second quarter, the extent of which is uncertain.
Exploration Expenses. Exploration expenses consist primarily of dry hole costs and exploratory geological and geophysical costs that are expensed as incurred. The following table shows the components of exploration expenses for the periods presented.

	Three months ended June 30,
In thousands	2017	2016
Geological and geophysical costs	$3,204	$1,468
Exploratory dry hole costs	—	206
Exploration expenses	$3,204	$1,674
Depreciation, Depletion, Amortization and Accretion (“DD&A”). Total DD&A decreased $46.0 million, or 10%, to $395.8 million for the second quarter of 2017 compared to $441.8 million for the second quarter of 2016 due to changes between periods in the volume of proved reserves over which costs are depleted as further discussed below. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Three months ended June 30,
$/Boe	2017	2016
Crude oil and natural gas	$18.78	$21.69
Other equipment	0.29	0.38
Asset retirement obligation accretion	0.07	0.08
Depreciation, depletion, amortization and accretion	$19.14	$22.15
Estimated proved reserves are a key component in our computation of DD&A expense. Holding all other factors constant, if proved reserves are revised downward, the rate at which we record DD&A expense increases. Conversely, if proved reserves are revised upward, the rate at which we record DD&A expense decreases. Upward revisions to proved reserves in 2017 due in part to an improvement in commodity prices contributed to a decrease in our DD&A rate for crude oil and natural gas properties in the second quarter of 2017 compared to the second quarter of 2016. Additionally, improvements in drilling efficiencies and optimized completion technologies over the past year have resulted in a significant improvement in the quantity of proved reserves found and developed per dollar invested, which also contributed to the reduction in our DD&A rate in the current period.
Property Impairments. Total property impairments increased $57.2 million, or 87%, to $123.3 million for the 2017 second quarter compared to $66.1 million for the 2016 second quarter primarily due to an increase in proved property impairments partially offset by lower unproved property impairments as discussed below.

Proved property impairments totaled $81.5 million for the 2017 second quarter and were primarily concentrated in the Arkoma Woodford field for which we determined the carrying amount of the field was not recoverable from future cash flows, and therefore, was impaired. There were no proved property impairments in the second quarter of 2016.
Impairments of non-producing properties decreased $24.3 million, or 37%, to $41.8 million for the 2017 second quarter compared to $66.1 million for the 2016 second quarter. The decrease was due to a lower balance of unamortized leasehold costs in the current year due to property dispositions and reduced land capital expenditures over the past year, along with changes in the timing and magnitude of amortization of undeveloped leasehold costs between periods resulting from changes in the Company's estimates of undeveloped properties not expected to be developed before lease expiration.
General and Administrative ("G&A") Expenses. Total G&A expenses increased $3.0 million, or 8%, from $36.2 million for the second quarter of 2016 to $39.2 million for the second quarter of 2017. Total G&A expenses include non-cash charges for equity compensation of $9.1 million and $11.8 million for the second quarters of 2017 and 2016, respectively. G&A expenses other than equity compensation included in the total G&A expense figure above totaled $30.1 million for the 2017 second quarter, an increase of $5.7 million, or 23%, compared to $24.4 million for the 2016 second quarter.
The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Three months ended June 30,
$/Boe	2017	2016
General and administrative expenses	$1.45	$1.22
Non-cash equity compensation	0.44	0.60
Total general and administrative expenses	$1.89	$1.82
The increase in G&A expenses other than equity compensation was primarily due to an increase in employee compensation and benefits in 2017 in response to the stabilization and improvement in commodity prices in late 2016. The decrease in equity compensation expense resulted from changes in the timing and magnitude of forfeitures of unvested restricted stock between periods.
Interest Expense. Interest expense decreased $9.2 million, or 11%, to $72.7 million for the second quarter of 2017 compared to $81.9 million for the second quarter of 2016 due to a decrease in outstanding debt primarily as a result of the November 2016 redemptions of our $200 million of 2020 Notes and $400 million of 2021 Notes. Our weighted average outstanding long-term debt balance for the 2017 second quarter was approximately $6.6 billion with a weighted average interest rate of 4.2%, compared to averages of $7.3 billion and 4.3% for the 2016 second quarter. The lower interest expense associated with reduced debt was partially offset by higher interest expense being incurred on our variable-rate credit facility and term loan borrowings due to an increase in market interest rates in 2017.
Income Taxes. We recorded an income tax benefit for the second quarter of 2017 of $37.9 million compared to a benefit of $72.6 million for the second quarter of 2016, resulting in effective tax rates of approximately 37% and 38%, respectively, after taking into account permanent taxable differences, valuation allowances, and other items. For the second quarters of 2017 and 2016, we provided for income taxes at a combined federal and state tax rate of 38% of pre-tax losses generated by our operations in the United States and 25% of pre-tax losses generated by our operations in Canada. See Notes to Unaudited Condensed Consolidated Financial Statements–Note 10. Income Taxes for a summary of the sources and tax effects of items comprising our effective tax rate for the second quarters of 2017 and 2016.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016
Results of Operations
The following table presents selected financial and operating information for the periods presented.

	Six months ended June 30,
In thousands, except sales price data	2017	2016
Crude oil and natural gas sales	$1,260,398	$929,302
Gain (loss) on crude oil and natural gas derivatives, net	74,880	(40,145)
Crude oil and natural gas service operations	11,636	15,227
Total revenues	1,346,914	904,384
Operating costs and expenses (1)	(1,298,734)	(1,254,033)
Other expenses, net	(143,101)	(162,056)
Loss before income taxes	(94,921)	(511,705)
Benefit for income taxes	31,833	193,978
Net loss	$(63,088)	$(317,727)
Production volumes:
Crude oil (MBbl)	22,138	25,436
Natural gas (MMcf)	106,114	93,154
Crude oil equivalents (MBoe)	39,823	40,961
Sales volumes:
Crude oil (MBbl)	22,253	25,356
Natural gas (MMcf)	106,114	93,154
Crude oil equivalents (MBoe)	39,938	40,882
Average sales prices:
Crude oil ($/Bbl)	$43.26	$31.76
Natural gas ($/Mcf)	2.81	1.33
Crude oil equivalents ($/Boe)	31.56	22.73
(1) Net of gain on sale of assets of $97.0 million for the six months ended June 30, 2016.
Production
The following tables reflect our production by product and region for the periods presented.

	Six months ended June 30,				Volume increase (decrease)	Volume percent increase (decrease)
	2017		2016
	Volume	Percent	Volume	Percent
Crude oil (MBbl)	22,138	56%	25,436	62%	(3,298)	(13%)
Natural gas (MMcf)	106,114	44%	93,154	38%	12,960	14%
Total (MBoe)	39,823	100%	40,961	100%	(1,138)	(3%)

	Six months ended June 30,				Volume increase (decrease)	Volume percent increase (decrease)
	2017		2016
	MBoe	Percent	MBoe	Percent
North Region	22,597	57%	26,240	64%	(3,643)	(14%)
South Region	17,226	43%	14,721	36%	2,505	17%
Total	39,823	100%	40,961	100%	(1,138)	(3%)
The 13% decrease in crude oil production for year to date 2017 was driven primarily by decreased production from our North region properties in North Dakota Bakken, Montana Bakken and the Red River units due to natural declines in production coupled with reduced drilling activities over the past year in response to low crude oil prices. North Dakota Bakken crude oil production decreased 2,584 MBbls, or 15%, and Montana Bakken production decreased 432 MBbls, or 28%, while production in the Red River units decreased 211 MBbls, or 11%, from the prior year period. The decreased crude oil production in North Dakota Bakken was partially mitigated by new well production generated in recent months from increased well completion activities in 2017. Additionally, crude oil production in SCOOP decreased 626 MBbls, or 17%, due to natural declines in production and reduced drilling activities. These decreases were partially offset by an increase of 579 MBbls, or 103%, in crude oil production from our STACK properties due to additional wells being completed and producing as a result of a shift in our drilling and completion activities to high rate-of-return opportunities in that area.
The 14% increase in natural gas production for year to date 2017 was driven by increased production from our properties in the STACK play due to additional wells being completed and producing subsequent to June 30, 2016. Natural gas production in STACK increased 15,687 MMcf, or 147%, over the prior year period. This increase was partially offset by decreases of 1,652 MMcf (6%) and 440 MMcf (22%) in North Dakota Bakken and Montana Bakken natural gas production, respectively, due to natural declines in production and reduced drilling activities over the past year. The decreased natural gas production in North Dakota Bakken was partially mitigated by new well production generated in recent months from increased well completion activities during the 2017 second quarter.
Revenues
Crude Oil and Natural Gas Sales. Crude oil and natural gas sales for year to date 2017 were $1.26 billion, a 36% increase from sales of $929.3 million for the same period in 2016 due to a 39% increase in realized commodity prices partially offset by a 2% decrease in total sales volumes.
Our crude oil sales prices averaged $43.26 per barrel for year to date 2017, an increase of 36% compared to $31.76 for year to date 2016 due to higher crude oil market prices. The differential between NYMEX WTI calendar month average crude oil prices and our realized crude oil price per barrel for year to date 2017 was $6.69 per barrel compared to $7.51 for year to date 2016. The improved differential was primarily due to the significant growth in our South region production which typically has lower transportation costs compared to the Bakken due to its relatively close proximity to regional refineries and the crude oil trading hub in Cushing, Oklahoma, along with improved realizations resulting from new pipeline takeaway capacity and additional markets becoming available in 2017 for Bakken production.
Our natural gas sales prices averaged $2.81 per Mcf for year to date 2017, a 111% increase compared to $1.33 for year to date 2016 due to higher market prices for natural gas and NGLs. The discount between our realized natural gas sales prices and NYMEX Henry Hub calendar month natural gas prices improved from $0.69 per Mcf for year to date 2016 to $0.43 per Mcf for year to date 2017. The majority of our natural gas production is sold at our lease locations to midstream purchasers with price realizations impacted by the volume and value of NGLs that purchasers extract from our sales stream. NGL prices have increased over prior year levels in conjunction with increased crude oil prices, resulting in improved price realizations for our natural gas sales stream compared to the prior year.
Total sales volumes for year to date 2017 decreased 944 MBoe, or 2%, compared to year to date 2016. For year to date 2017, our crude oil sales volumes decreased 12% from the comparable 2016 period, while our natural gas sales volumes increased 14%, reflecting the shift in our drilling activities over the past year away from oil-weighted properties in the Bakken to areas in Oklahoma with higher concentrations of natural gas.
At various times we have stored crude oil due to pipeline line fill requirements, low commodity prices, or marketing disruptions or we have sold crude oil from inventory. These actions result in differences between produced and sold crude oil volumes and caused crude oil sales volumes to be higher than crude oil production by 115 MBbls for year to date 2017.
Derivatives. Changes in natural gas prices during the six months ended June 30, 2017 had a favorable impact on the fair value of our natural gas derivatives, which resulted in positive revenue adjustments of $74.8 million for the period, representing $72.1 million of non-cash gains and $2.7 million of cash gains.
Operating Costs and Expenses
Production Expenses. Production expenses increased $2.6 million, or 2%, from $152.7 million for year to date 2016 to $155.3 million for year to date 2017. Production expenses on a per-Boe basis increased to $3.89 for year to date 2017 compared to $3.74 for the comparable 2016 period. These increases resulted from an increase in the number of producing wells, higher costs incurred in the 2017 first quarter from severe weather conditions encountered in the North region that created a challenging operating environment, an increase in workover-related activities in the North region aimed at enhancing production from producing properties, and increased water handling and disposal expenses associated with increased production in the South region.
Production Taxes. Production taxes increased $13.6 million, or 20%, to $83.2 million for year to date 2017 compared to $69.6 million for year to date 2016 due to higher crude oil and natural gas revenues resulting primarily from increases in commodity prices over the prior year period. Production taxes as a percentage of crude oil and natural gas revenues were 6.6% for year to date 2017 compared to 7.5% for year to date 2016, the decrease of which resulted from significant growth over the past year in our STACK operations and resulting increase in revenues coming from Oklahoma, which has lower production tax rates compared to North Dakota.
Through June 30, 2017, Oklahoma had a crude oil and natural gas production tax incentive for wells that commenced production between July 1, 2011 and July 1, 2015, which allowed for a 1% production tax rate for the first 48 months of production. In May 2017, new legislation was signed into law in Oklahoma that increased the incentive tax rate from 1% to 4% on those wells that began producing between July 1, 2011 and July 1, 2015. After the 48 month incentive period ends, the tax rate on such wells increases to 7%. The new 4% tax rate on these wells went into effect on July 1, 2017 and may cause our average production tax rate to trend higher in future periods relative to the 2017 second quarter, the extent of which is uncertain.
Exploration Expenses. The following table shows the components of exploration expenses for the periods presented.

	Six months ended June 30,
In thousands	2017	2016
Geological and geophysical costs	$8,045	$4,533
Exploratory dry hole costs	157	206
Exploration expenses	$8,202	$4,739
The increase in geological and geophysical expenses in 2017 was due to changes in the timing and amount of costs incurred by the Company and billed to joint interest owners between periods.
Depreciation, Depletion, Amortization and Accretion. Total DD&A decreased $127.9 million, or 14%, to $777.9 million for year to date 2017 compared to $905.8 million for the comparable period in 2016 due to changes between periods in the volume of proved reserves over which costs are depleted. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Six months ended June 30,
$/Boe	2017	2016
Crude oil and natural gas	$19.10	$21.71
Other equipment	0.31	0.37
Asset retirement obligation accretion	0.07	0.08
Depreciation, depletion, amortization and accretion	$19.48	$22.16
Upward revisions to proved reserves over the past year due in part to an improvement in commodity prices contributed to a decrease in our DD&A rate for crude oil and natural gas properties in 2017 compared to 2016. Additionally, improvements in drilling efficiencies and optimized completion technologies over the past year have resulted in a significant improvement in the quantity of proved reserves found and developed per dollar invested, which also contributed to the reduction in our DD&A rate in the current period.
Property Impairments. Total property impairments increased $29.7 million, or 20%, to $174.7 million for year to date 2017 compared to $145.0 million for year to date 2016 primarily due to an increase in proved property impairments partially offset by lower unproved property impairments as discussed below.
Proved property impairments totaled $82.3 million for year to date 2017 and were primarily concentrated in the Arkoma Woodford field for which we determined the carrying amount of the field was not recoverable from future cash flows, and therefore, was impaired. There were no proved property impairments recognized for year to date 2016.
Impairments of non-producing properties decreased $52.7 million, or 36%, to $92.3 million for year to date 2017 compared to $145.0 million for year to date 2016. The decrease was due to a lower balance of unamortized leasehold costs in the current year due to property dispositions and reduced land capital expenditures over the past year, along with changes in the timing and magnitude of amortization of undeveloped leasehold costs between periods resulting from changes in the Company's estimates of undeveloped properties not expected to be developed before lease expiration.
General and Administrative Expenses. Total G&A expenses increased $17.7 million, or 26%, from $68.7 million for year to date 2016 to $86.4 million for year to date 2017. Total G&A expenses include non-cash charges for equity compensation of $20.6 million and $21.0 million for year to date 2017 and year to date 2016, respectively. G&A expenses other than equity compensation included in the total G&A expense figure above totaled $65.8 million for year to date 2017, an increase of $18.1 million, or 38%, compared to $47.7 million for the comparable 2016 period.

The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Six months ended June 30,
$/Boe	2017	2016
General and administrative expenses	$1.65	$1.16
Non-cash equity compensation	0.51	0.52
Total general and administrative expenses	$2.16	$1.68
The increase in G&A expenses other than equity compensation was primarily due to an increase in employee compensation and benefits in 2017 in response to the stabilization and improvement in commodity prices in late 2016.
Interest Expense. Year to date interest expense decreased $19.0 million, or 12%, to $143.9 million compared to $162.9 million for the comparable 2016 period due to a decrease in outstanding debt primarily as a result of the November 2016 redemptions of our $200 million of 2020 Notes and $400 million of 2021 Notes. Our weighted average outstanding long-term debt balance for year to date 2017 was approximately $6.6 billion with a weighted average interest rate of 4.2% compared to averages of $7.2 billion and 4.3% for the comparable period in 2016. The lower interest expense associated with reduced debt was partially offset by higher interest expense being incurred on our variable-rate credit facility and term loan borrowings due to an increase in market interest rates in 2017.
Income Taxes. We recorded an income tax benefit for the six months ended June 30, 2017 of $31.8 million compared to a benefit of $194.0 million for the prior year period, resulting in effective tax rates of approximately 34% and 38%, respectively, after taking into account permanent taxable differences, valuation allowances, and other items. See Notes to Unaudited Condensed Consolidated Financial Statements–Note 10. Income Taxes for a summary of the sources and tax effects of items comprising our effective tax rate for the 2017 and 2016 periods.
Liquidity and Capital Resources
Our primary sources of liquidity have historically been cash flows generated from operating activities, financing provided by our revolving credit facility and the issuance of debt and equity securities. Additionally, non-strategic asset dispositions have provided a significant source of cash flow for use in reducing debt and enhancing liquidity. Building on debt reduction progress made in 2016, we intend to pursue opportunities to further reduce our long-term debt using proceeds from additional potential sales of non-strategic assets; however, no assurance can be given that such asset sales will occur.
At June 30, 2017, we had $17.2 million of cash and cash equivalents and approximately $1.87 billion of borrowing availability on our revolving credit facility after considering outstanding borrowings of $880 million and letters of credit. At July 31, 2017, outstanding borrowings totaled $938 million, leaving approximately $1.81 billion of borrowing availability on our credit facility at that date. For 2017, we expect to maintain a disciplined spending approach and plan to manage the level of our capital spending in order to minimize new borrowings and maintain ample liquidity.
Based on our 2017 capital expenditure budget, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our revolving credit facility, three-year term loan, and senior note indentures for at least the next 12 months. Further, we expect to meet in the ordinary course of business other contractual cash commitments to third parties as of June 30, 2017, including those described in Note 7. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements, recognizing we may be required to meet such commitments even if our business plan assumptions were to change. We monitor our capital spending closely based on actual and projected cash flows and have the ability to reduce spending or dispose of assets to preserve liquidity and financial flexibility if needed to fund our operations.
Cash Flows
Cash flows from operating activities
Our net cash provided by operating activities totaled $916.6 million and $497.7 million for the six months ended June 30, 2017 and 2016, respectively. The increase in operating cash flows was primarily due to an increase in crude oil and natural gas revenues driven by higher realized commodity prices in 2017 coupled with lower interest expenses, the effects of which were partially offset by increases in production expenses, production taxes, and general and administrative expenses and a decrease in cash gains on matured natural gas derivatives.
Crude oil and natural gas market prices existing through July 31, 2017 are higher than average market prices for full year 2016. If prices remain at current levels, we expect our 2017 operating cash flows will continue to be higher than 2016 levels, the extent of which is uncertain due to the unpredictable nature of commodity prices.

Cash flows used in investing activities
During the six months ended June 30, 2017 and 2016, we had cash flows used in investing activities of $887.3 million and $630.0 million, respectively, related to our capital program, inclusive of exploration and development drilling, property acquisitions, and dry hole costs. Property acquisitions totaled $19.2 million and $14.3 million for the six months ended June 30, 2017 and 2016, respectively. The increase in capital spending was driven by an increase in our capital budget and related drilling and completion activities for 2017.
The use of cash for capital expenditures during the six months ended June 30, 2016 was partially offset by $112.2 million of proceeds received from asset dispositions primarily related to the April 2016 sale of non-core undeveloped leasehold acreage in Wyoming for proceeds of $110.0 million.
For 2017, we currently expect our cash flows used in investing activities, exclusive of any proceeds from asset sales, will be higher than 2016 levels due to our planned increase in drilling and completion activity for 2017. Our non-acquisition capital expenditures for full year 2017 are budgeted to be between $1.75 billion and $1.95 billion compared to $1.07 billion of non-acquisition capital spending for full year 2016.
Cash flows from financing activities
Net cash used in financing activities for the six months ended June 30, 2017 totaled $36.7 million primarily resulting from net repayments of $25 million on our revolving credit facility during the period using available cash flows from operations.
Net cash provided by financing activities for the six months ended June 30, 2016 was $25.2 million primarily resulting from net borrowings on our revolving credit facility during that period to fund operations.
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
If cash flows are materially impacted by declines in commodity prices, we have the ability to reduce our capital expenditures or utilize the availability of our revolving credit facility if needed to fund our operations. We may choose to access the capital markets for additional financing or capital to take advantage of business opportunities that may arise. Further, we may sell additional assets or enter into strategic joint development opportunities in order to obtain funding for our operations and capital program if such transactions can be executed on satisfactory terms.
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
As of July 31, 2017, we had approximately $1.81 billion of borrowing availability on our credit facility after considering outstanding borrowings and letters of credit. Credit facility borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to our senior, unsecured, long-term indebtedness.
The commitments under our revolving credit facility are not dependent on a borrowing base calculation subject to periodic redetermination based on changes in commodity prices and proved reserves. Additionally, downgrades or other negative rating actions with respect to our credit rating would not trigger a reduction in our current credit facility commitments, nor would such actions trigger a security requirement or change in covenants. The weighted-average interest rate on our credit facility borrowings was 2.85% at June 30, 2017 and we incur commitment fees of 0.30% per annum on the daily average amount of unused borrowing availability.
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
We were in compliance with our revolving credit facility covenants at June 30, 2017 and expect to maintain compliance for at least the next 12 months. At June 30, 2017, our consolidated net debt to total capitalization ratio, as defined in our revolving credit facility as amended, was 0.56 to 1.00. We do not believe the revolving credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing to a material extent if needed to support our business. At June 30, 2017, our total debt would have needed to independently increase by approximately $2.9 billion above the existing level at that date (with no corresponding increase in cash or reduction in refinanced debt) to reach the maximum covenant ratio of 0.65 to 1.00. Alternatively, our total shareholders' equity would have needed to independently decrease by approximately $1.6 billion (excluding the after-tax impact of any non-cash impairment charges) below the existing level at June 30, 2017 to reach the maximum covenant ratio. These independent point-in-time sensitivities do not take into account other factors that could arise to mitigate the impact of changes in debt and equity on our consolidated net debt to total capitalization ratio, such as disposing of assets or exploring alternative sources of capitalization.
Joint development agreement funding
In September 2014, we entered into an agreement with a U.S. subsidiary of SK E&S Co. Ltd ("SK") of South Korea to jointly develop a portion of the Company's STACK properties. Pursuant to the agreement SK will fund, or carry, 50% of our drilling and completion costs attributable to an area of mutual interest targeting the Woodford formation in the STACK play until approximately $270 million has been expended by SK on our behalf. As of June 30, 2017, approximately $125 million of the carry had yet to be realized and is expected to be realized through mid-2019.
Future Capital Requirements
Senior notes
Our debt includes outstanding senior note obligations totaling $5.2 billion at June 30, 2017. We have no near-term senior note maturities, with our earliest scheduled senior note maturity being our $2.0 billion of 2022 Notes due in September 2022. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 6. Long-Term Debt in Notes to Unaudited Condensed Consolidated Financial Statements.
We were in compliance with our senior note covenants at June 30, 2017 and expect to maintain compliance for at least the next 12 months. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt would not trigger additional senior note covenants.
Three of our subsidiaries, Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, and The Mineral Resources Company, which have no material assets or operations, fully and unconditionally guarantee the senior notes on a joint and several basis. Our other subsidiaries, the value of whose assets and operations are minor, do not guarantee the senior notes as of June 30, 2017.

Term loan
We have a $500 million unsecured term loan that matures in full in November 2018 and bears interest at variable market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company's senior, unsecured, long-term indebtedness. Downgrades or other negative rating actions with respect to our credit rating would not trigger a security requirement or change in covenants for the term loan. The interest rate on the term loan was 2.64% at June 30, 2017.
Capital expenditures
We evaluate opportunities to purchase or sell crude oil and natural gas properties and expect to participate as a buyer or seller of properties at various times. We seek acquisitions that utilize our technical expertise or offer opportunities to expand our existing core areas. Acquisition expenditures are not budgeted.
Our original capital expenditures budget for 2017 was $1.95 billion excluding acquisitions, which was expected to be allocated as follows:

In millions	Amount
Exploration and development drilling	$1,720
Land costs	115
Capital facilities, workovers and other corporate assets	105
Seismic	10
Total 2017 capital budget, excluding acquisitions	$1,950
Based on improvements in drilling efficiencies, continued volatility in commodity prices, and our strategy of managing capital spending to minimize the incurrence of new debt and maintain financial flexibility, we now expect to spend between $1.75 billion and $1.95 billion for the year.
For the six months ended June 30, 2017, we invested approximately $978.9 million in our capital program, excluding $19.2 million of unbudgeted acquisitions, including $108.1 million of capital costs associated with increased accruals for capital expenditures, and including $2.8 million of seismic costs. Our 2017 year to date capital expenditures were allocated as follows by quarter:

In millions	1Q 2017	2Q 2017	YTD 2017
Exploration and development drilling	$329.8	$471.0	$800.8
Land costs	68.8	49.8	118.6
Capital facilities, workovers and other corporate assets	27.4	29.3	56.7
Seismic	1.0	1.8	2.8
Capital expenditures, excluding acquisitions	427.0	551.9	978.9
Acquisitions of producing properties	0.1	0.7	0.8
Acquisitions of non-producing properties	13.3	5.1	18.4
Total acquisitions	13.4	5.8	19.2
Total capital expenditures	$440.4	$557.7	$998.1
Our drilling and completion activities and the actual amount and timing of our capital expenditures may differ materially from our budget as a result of, among other things, access to capital, available cash flows, unbudgeted acquisitions, actual drilling and completion results, the availability of drilling and completion rigs and other services and equipment, the availability of transportation capacity, changes in commodity prices, and regulatory, technological and competitive developments. We monitor our capital spending closely based on actual and projected cash flows and may scale back our 2017 capital spending plans should commodity prices decrease from current levels. Conversely, an increase in commodity prices from current levels could result in increased capital expenditures. We expect to continue participating as a buyer of properties when and if we have the ability to increase our position in strategic plays at competitive terms.
Commitments
Refer to Note 7. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain future commitments of the Company as of June 30, 2017. We believe our cash flows from operations, our remaining cash balance, and amounts available under our revolving credit facility will be sufficient to satisfy our commitments.

Off-balance sheet arrangements
Currently, we do not have any off-balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resources.
Critical Accounting Policies
There have been no changes in our critical accounting policies from those disclosed in our 2016 Form 10-K.
New Accounting Pronouncements
See Notes to Unaudited Condensed Consolidated Financial Statements–Note 2. Basis of Presentation and Significant Accounting Policies for a discussion of the impact upon adoption of new accounting pronouncements in 2017 along with a discussion of accounting pronouncements not yet adopted.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
General. We are exposed to a variety of market risks including commodity price risk, credit risk, and interest rate risk. We seek to address these risks through a program of risk management which may include the use of derivative instruments.
Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for crude oil and natural gas has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index prices. Based on our average daily production for the six months ended June 30, 2017, and excluding any effect of our derivative instruments in place, our annual revenue would increase or decrease by approximately $446 million for each $10.00 per barrel change in crude oil prices at June 30, 2017 and $214 million for each $1.00 per Mcf change in natural gas prices at June 30, 2017.
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
Changes in natural gas prices during the six months ended June 30, 2017 had an overall favorable impact on the fair value of our derivative instruments. For the six months ended June 30, 2017, we recognized cash gains on natural gas derivatives of $2.7 million and non-cash mark-to-market gains on natural gas derivatives of $72.1 million.
The fair value of our natural gas derivative instruments at June 30, 2017 was a net asset of $12.7 million. An assumed increase in the forward prices used in the June 30, 2017 valuation of our natural gas derivatives of $1.00 per MMBtu would change our natural gas derivative valuation to a net liability of approximately $71 million at June 30, 2017. Conversely, an assumed decrease in forward prices of $1.00 per MMBtu would increase our natural gas derivative asset to approximately $91 million at June 30, 2017. Changes in the fair value of our natural gas derivatives from the above price sensitivities would produce a corresponding change in our total revenues.
Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our crude oil and natural gas production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($386 million in receivables at June 30, 2017); our joint interest and other receivables ($402 million at June 30, 2017); and counterparty credit risk associated with our derivative instrument receivables ($18 million at June 30, 2017).
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

Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $53 million at June 30, 2017, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on our co-owners interest in the well to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.
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
We had an aggregate of $1.44 billion of variable rate borrowings outstanding on our revolving credit facility and three-year term loan at July 31, 2017. The impact of a 0.25% increase in interest rates on this amount of debt would result in increased interest expense of approximately $3.6 million per year and a $2.2 million decrease in net income per year.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of June 30, 2017 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2017, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers – The following table provides information about purchases of shares of our common stock during the three months ended June 30, 2017:

Period	Total number of shares purchased (1)		Average price paid per share (1)		Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2017 to April 30, 2017	5,956		$45.82		—	—
May 1, 2017 to May 31, 2017	100,358	(2)	$42.14	(2)	—	—
June 1, 2017 to June 30, 2017	—		—		—	—
Total	106,314		$42.35		—	—

(1)
In connection with restricted stock grants under the Company's 2013 Long-Term Incentive Plan, we adopted a policy that enables employees to surrender shares to cover their tax liability. Shares indicated as having been purchased represent shares surrendered by employees to cover tax liabilities unless otherwise noted. The price paid per share was the closing price of our common stock on the date the restrictions lapsed on such shares unless otherwise noted. We paid the associated taxes to the applicable taxing authorities.

(2)
Of this amount, 12,141 shares represent shares surrendered by employees to cover tax liabilities at an average price per share of $42.04. Additionally, the amount includes 88,217 shares of our common stock purchased by Harold G. Hamm, our Chairman of the Board, Chief Executive Officer, and principal shareholder in open-market transactions at an average price per share of $42.16.

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

CONTINENTAL RESOURCES, INC.

Date:	August 8, 2017	By:	/s/ John D. Hart
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

10.1*†	Resignation and Stock Acceleration Agreement between Continental Resources, Inc. and Glen Brown dated April 7, 2017.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

32**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

†	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.