Form 10-Q
period 2019-06-30
CONTINENTAL RESOURCES, INC
filed 2019-08-05
CIK 732834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-32886
 ____________________________________
 CONTINENTAL RESOURCES, INC
(Exact name of registrant as specified in its charter)
 ____________________________________

Oklahoma					73-0767549
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)

	20 N. Broadway,	Oklahoma City,	Oklahoma	73102
	(Address of principal executive offices)			(Zip Code)
(405) 234-9000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CLR	New York Stock Exchange
 ____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
374,419,853 shares of our $0.01 par value common stock were outstanding on July 31, 2019.

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
Forward-looking statements may include, but are not limited to, statements about:

•	our strategy;

•	our business and financial plans;

•	our future operations;

•	our crude oil and natural gas reserves and related development plans;

•	technology;

•	future crude oil, natural gas liquids, and natural gas prices and differentials;

•	the timing and amount of future production of crude oil and natural gas and flaring activities;

•	the amount, nature and timing of capital expenditures;

•	estimated revenues, expenses and results of operations;

•	drilling and completing of wells;

•	competition;

•	marketing of crude oil and natural gas;

•	transportation of crude oil, natural gas liquids, and natural gas to markets;

•	property exploitation, property acquisitions and dispositions, or joint development opportunities;

•	costs of exploiting and developing our properties and conducting other operations;

•	our financial position or dividend payments;

•	general economic conditions;

•	credit markets;

•	our liquidity and access to capital;

•	the impact of governmental policies, laws and regulations, as well as regulatory and legal proceedings involving us and of scheduled or potential regulatory or legal changes;

•	our future operating and financial results;

•	our future commodity or other hedging arrangements; and

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

iii

PART I. Financial Information

ITEM 1.	Financial Statements
Continental Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
In thousands, except par values and share data	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$206,482	$282,749
Receivables:
Crude oil and natural gas sales	650,870	644,107
Affiliated parties	206	73
Joint interest and other, net	378,009	368,235
Derivative assets	46,204	15,612
Inventories	110,894	88,544
Prepaid expenses and other	21,010	13,041
Total current assets	1,413,675	1,412,361
Net property and equipment, based on successful efforts method of accounting	14,387,960	13,869,800
Operating lease right-of-use assets	12,997	—
Other noncurrent assets	14,790	15,786
Total assets	$15,829,422	$15,297,947

Liabilities and equity
Current liabilities:
Accounts payable trade	$738,311	$717,560
Revenues and royalties payable	339,079	400,567
Payables to affiliated parties	83	203
Accrued liabilities and other	261,609	266,819
Dividends payable	18,747	—
Current portion of operating lease liabilities	8,120	—
Current portion of long-term debt	2,397	2,360
Total current liabilities	1,368,346	1,387,509
Long-term debt, net of current portion	5,767,316	5,765,989
Other noncurrent liabilities:
Deferred income tax liabilities, net	1,702,075	1,574,436
Asset retirement obligations, net of current portion	145,218	136,986
Operating lease liabilities, net of current portion	4,877	—
Other noncurrent liabilities	11,755	11,166
Total other noncurrent liabilities	1,863,925	1,722,588
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 374,943,548 shares issued and outstanding at June 30, 2019; 376,021,575 shares issued and outstanding at December 31, 2018	3,749	3,760
Additional paid-in capital	1,368,272	1,434,823
Accumulated other comprehensive income	561	415
Retained earnings	5,110,921	4,706,135
Total shareholders’ equity attributable to Continental Resources	6,483,503	6,145,133
Noncontrolling interests	346,332	276,728
Total equity	6,829,835	6,421,861
Total liabilities and equity	$15,829,422	$15,297,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share data	2019	2018	2019	2018
Revenues:
Crude oil and natural gas sales	$1,137,425	$1,137,528	$2,247,009	$2,251,380
Gain (loss) on natural gas derivatives, net	53,448	(12,685)	52,324	(2,511)
Crude oil and natural gas service operations	17,509	12,270	33,284	29,272
Total revenues	1,208,382	1,137,113	2,332,617	2,278,141

Operating costs and expenses:
Production expenses	112,430	90,171	219,396	183,133
Production taxes	93,866	83,595	180,306	164,175
Transportation expenses	53,393	47,254	102,531	96,551
Exploration expenses	3,090	303	4,927	2,023
Crude oil and natural gas service operations	11,206	7,688	18,392	12,271
Depreciation, depletion, amortization and accretion	485,621	447,200	980,641	901,578
Property impairments	21,339	29,162	46,655	62,946
General and administrative expenses	47,226	47,174	94,844	90,217
Net (gain) loss on sale of assets and other	364	(6,710)	112	(6,751)
Total operating costs and expenses	828,535	745,837	1,647,804	1,506,143
Income from operations	379,847	391,276	684,813	771,998
Other income (expense):
Interest expense	(68,471)	(74,288)	(136,308)	(150,182)
Other	723	708	2,077	1,362
	(67,748)	(73,580)	(134,231)	(148,820)
Income before income taxes	312,099	317,696	550,582	623,178
Provision for income taxes	(75,649)	(75,232)	(127,639)	(146,768)
Net income	236,450	242,464	422,943	476,410
Net loss attributable to noncontrolling interests	(107)	—	(590)	—
Net income attributable to Continental Resources	$236,557	242,464	$423,533	476,410

Net income per share attributable to Continental Resources:
Basic	$0.63	$0.65	$1.14	$1.28
Diluted	$0.63	$0.65	$1.13	$1.27

Comprehensive income:
Net income	$236,450	$242,464	$422,943	$476,410
Other comprehensive income, net of tax:
Foreign currency translation adjustments	30	16	146	18
Total other comprehensive income, net of tax	30	16	146	18
Comprehensive income	236,480	242,480	423,089	476,428
Comprehensive loss attributable to noncontrolling interests	(107)	—	(590)	—
Comprehensive income attributable to Continental Resources	$236,587	$242,480	$423,679	$476,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity

Three and six months ended June 30, 2019	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Treasury stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2018	376,021,575	$3,760	$1,434,823	$415	$—	$4,706,135	$6,145,133	$276,728	$6,421,861
Net income (loss)	—	—	—	—	—	186,976	186,976	(483)	186,493
Other comprehensive income, net of tax	—	—	—	116	—	—	116	—	116
Stock-based compensation	—	—	12,095	—	—	—	12,095	—	12,095
Restricted stock:
Granted	1,333,602	13	—	—	—	—	13	—	13
Repurchased and canceled	(439,419)	(4)	(20,618)	—	—	—	(20,622)	—	(20,622)
Forfeited	(147,074)	(1)	—	—	—	—	(1)	—	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	42,204	42,204
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,856)	(3,856)
Balance at March 31, 2019	376,768,684	$3,768	$1,426,300	$531	$—	$4,893,111	$6,323,710	$314,593	$6,638,303
Net income (loss)	—	—	—	—	—	236,557	236,557	(107)	236,450
Cash dividends declared ($0.05 per share)	—	—	—	—	—	(18,747)	(18,747)	—	(18,747)
Common stock repurchased	—	—	—	—	(69,661)	—	(69,661)	—	(69,661)
Common stock retired	(1,800,000)	(18)	(69,643)	—	69,661	—	—	—	—
Other comprehensive income, net of tax	—	—	—	30	—	—	30	—	30
Stock-based compensation	—	—	12,176	—	—	—	12,176	—	12,176
Restricted stock:
Granted	59,639	1	—	—	—	—	1	—	1
Repurchased and canceled	(13,335)	(1)	(561)	—	—	—	(562)	—	(562)
Forfeited	(71,440)	(1)	—	—	—	—	(1)	—	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	35,118	35,118
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,272)	(3,272)
Balance at June 30, 2019	374,943,548	$3,749	$1,368,272	$561	$—	$5,110,921	$6,483,503	$346,332	$6,829,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity (Continued)

Three and six months ended June 30, 2018	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Treasury stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2017	375,219,769	$3,752	$1,409,326	$307	$—	$3,717,818	$5,131,203	$—	$5,131,203
Net income	—	—	—	—	—	233,946	233,946	—	233,946
Other comprehensive income, net of tax	—	—	—	2	—	—	2	—	2
Stock-based compensation	—	—	10,905	—	—	—	10,905	—	10,905
Restricted stock:
Granted	1,180,032	12	—	—	—	—	12	—	12
Repurchased and canceled	(276,108)	(3)	(14,843)	—	—	—	(14,846)	—	(14,846)
Forfeited	(66,489)	(1)	—	—	—	—	(1)	—	(1)
Balance at March 31, 2018	376,057,204	$3,760	$1,405,388	$309	$—	$3,951,764	$5,361,221	$—	$5,361,221
Net income	—	—	—	—	—	242,464	242,464	—	242,464
Other comprehensive income, net of tax	—	—	—	16	—	—	16	—	16
Stock-based compensation	—	—	10,560	—	—	—	10,560	—	10,560
Restricted stock:
Granted	97,459	1	—	—	—	—	1	—	1
Repurchased and canceled	(11,398)	—	(773)	—	—	—	(773)	—	(773)
Forfeited	(112,468)	(1)	—	—	—	—	(1)	—	(1)
Balance at June 30, 2018	376,030,797	$3,760	$1,415,175	$325	$—	$4,194,228	$5,613,488	$—	$5,613,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
In thousands	2019	2018
Cash flows from operating activities
Net income	$422,943	$476,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	983,183	902,217
Property impairments	46,655	62,946
Non-cash (gain) loss on derivatives, net	(30,592)	11,465
Stock-based compensation	24,283	21,478
Provision for deferred income taxes	127,639	146,768
Gain (loss) on sale of assets, net	112	(6,751)
Other, net	4,536	7,160
Changes in assets and liabilities:
Accounts receivable	(15,144)	(79,043)
Inventories	(22,438)	(17,904)
Other current assets	(7,150)	(8,138)
Accounts payable trade	38,176	103,710
Revenues and royalties payable	(61,472)	5,857
Accrued liabilities and other	(5,732)	17,550
Other noncurrent assets and liabilities	(95)	(3,732)
Net cash provided by operating activities	1,504,904	1,639,993

Cash flows from investing activities
Exploration and development	(1,528,022)	(1,334,681)
Purchase of producing crude oil and natural gas properties	(20,527)	(24,097)
Purchase of other property and equipment	(9,848)	(12,205)
Proceeds from sale of assets	652	27,380
Net cash used in investing activities	(1,557,745)	(1,343,603)

Cash flows from financing activities
Credit facility borrowings	245,000	803,000
Repayment of credit facility	(245,000)	(991,000)
Repayment of other debt	(1,162)	(1,134)
Debt issuance costs	—	(5,524)
Contributions from noncontrolling interests	75,717	—
Distributions to noncontrolling interests	(7,166)	—
Repurchase of common stock	(69,661)	—
Repurchase of restricted stock for tax withholdings	(21,184)	(15,619)
Net cash used in financing activities	(23,456)	(210,277)
Effect of exchange rate changes on cash	30	(26)
Net change in cash and cash equivalents	(76,267)	86,087
Cash and cash equivalents at beginning of period	282,749	43,902
Cash and cash equivalents at end of period	$206,482	$129,989

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
A majority of the Company’s operations are located in the North region, with that region comprising 62% of the Company’s crude oil and natural gas production and 74% of its crude oil and natural gas revenues for the six months ended June 30, 2019. The Company's principal producing properties in the North region are located in the Bakken field of North Dakota and Montana. The Company's operations in the South region continue to expand with its increased activity in the SCOOP and STACK plays and that region comprised 38% of the Company's crude oil and natural gas production and 26% of its crude oil and natural gas revenues for the six months ended June 30, 2019.
For the six months ended June 30, 2019, crude oil accounted for 58% of the Company’s total production and 85% of its crude oil and natural gas revenues.
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
The condensed consolidated financial statements as of June 30, 2019 and for the three and six month periods ended June 30, 2019 and 2018 are unaudited. The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited balance sheet included in the 2018 Form 10-K. The Company has evaluated events or transactions through the date this report on Form 10-Q was filed with the SEC in conjunction with its preparation of these condensed consolidated financial statements.
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
Earnings per share
Basic net income per share is computed by dividing net income attributable to the Company by the weighted-average number of shares outstanding for the period. In periods where the Company has net income, diluted earnings per share reflects the potential dilution of non-vested restricted stock awards, which are calculated using the treasury stock method. The following

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

table presents the calculation of basic and diluted weighted average shares outstanding and net income per share attributable to the Company for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share data	2019	2018	2019	2018
Net income attributable to Continental Resources (numerator)	$236,557	$242,464	$423,533	$476,410
Weighted average shares (denominator):
Weighted average shares - basic	372,835	371,921	372,700	371,733
Non-vested restricted stock	1,174	2,584	1,857	2,850
Weighted average shares - diluted	374,009	374,505	374,557	374,583
Net income per share attributable to Continental Resources:
Basic	$0.63	$0.65	$1.14	$1.28
Diluted	$0.63	$0.65	$1.13	$1.27

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
The components of inventory as of June 30, 2019 and December 31, 2018 consisted of the following:

In thousands	June 30, 2019	December 31, 2018
Tubular goods and equipment	$15,774	$14,623
Crude oil	95,120	73,921
Total	$110,894	$88,544

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

	Six months ended June 30,
In thousands	2019	2018
Supplemental cash flow information:
Cash paid for interest	$132,064	$122,940
Cash paid for income taxes	9	—
Cash received for income tax refunds	7	5
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	5,266	3,562

As of June 30, 2019 and December 31, 2018, the Company had $297.8 million and $317.5 million, respectively, of accrued capital expenditures included in “Net property and equipment” and “Accounts payable trade” in the condensed consolidated balance sheets.
As of June 30, 2019 and December 31, 2018, the Company had $10.8 million and $9.3 million, respectively, of accrued contributions from noncontrolling interests included in "Receivables–Joint interest and other, net" and "Equity–Noncontrolling interests" in the condensed consolidated balance sheets.
As of June 30, 2019 and December 31, 2018, the Company had $1.3 million and $1.3 million, respectively, of accrued distributions to noncontrolling interests included in "Revenues and royalties payable" and "Equity–Noncontrolling interests" in the condensed consolidated balance sheets.
On January 1, 2019 the Company adopted ASU 2016-02 which resulted in the non-cash recognition of offsetting right-of-use assets and lease liabilities totaling approximately $19 million. No significant additional right-of-use assets and lease liabilities have been recognized subsequent to January 1, 2019. See Note 8. Leases for additional information.
Note 4. Revenues
Below is a discussion of the nature, timing, and presentation of revenues arising from the Company's major revenue-generating arrangements.
Operated crude oil revenues – The Company pays third parties to transport the majority of its operated crude oil production from lease locations to downstream market centers, at which time the Company's customers take title and custody of the product in exchange for prices based on the particular market where the product was delivered. Operated crude oil revenues are recognized during the month in which control transfers to the customer and it is probable the Company will collect the consideration it is entitled to receive. Crude oil sales proceeds from operated properties are generally received by the Company within one month after the month in which a sale has occurred. Operated crude oil revenues are presented separately from transportation expenses as the Company controls the operated production prior to its transfer to customers. Transportation expenses associated with the Company's operated crude oil production totaled $46.0 million and $40.2 million for the three months ended June 30, 2019 and 2018, respectively, and $87.6 million and $80.6 million for the six months ended June 30, 2019 and 2018, respectively.
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Under certain arrangements, the Company has the right to take a volume of processed residue gas and/or NGLs in-kind at the tailgate of the midstream customer's processing plant in lieu of a monetary settlement for the sale of the Company's operated natural gas production. The Company currently takes certain processed residue gas volumes in kind in lieu of monetary settlement, but does not take NGL volumes. When the Company elects to take volumes in kind, it pays third parties to transport the processed products it took in-kind to downstream delivery points, where it then sells to customers at prices applicable to those downstream markets. In such situations, operated revenues are recognized during the month in which control transfers to the customer at the delivery point and it is probable the Company will collect the consideration it is entitled to receive. Operated sales proceeds are generally received by the Company within one month after the month in which a sale has occurred. In these scenarios, the Company's revenues include the pricing adjustments applied by the midstream processing entity according to the applicable contractual pricing formula, but exclude the transportation expenses the Company incurs to transport the processed products to downstream customers. Transportation expenses associated with these arrangements totaled $7.4 million and $7.0 million for the three months ended June 30, 2019 and 2018, respectively, and $14.9 million and $15.9 million for the six months ended June 30, 2019 and 2018, respectively.
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
Disaggregation of crude oil and natural gas revenues
The following tables present the disaggregation of the Company's crude oil and natural gas revenues for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30, 2019			Three months ended June 30, 2018
In thousands	North Region	South Region	Total	North Region	South Region	Total
Crude oil revenues:
Operated properties	$608,442	$176,086	$784,528	$587,582	$145,603	$733,185
Non-operated properties	207,782	12,836	220,618	196,301	17,398	213,699
Total crude oil revenues	816,224	188,922	1,005,146	783,883	163,001	946,884
Natural gas revenues:
Operated properties	21,650	94,712	116,362	41,425	121,188	162,613
Non-operated properties	5,051	10,866	15,917	13,982	14,049	28,031
Total natural gas revenues	26,701	105,578	132,279	55,407	135,237	190,644
Crude oil and natural gas sales	$842,925	$294,500	$1,137,425	$839,290	$298,238	$1,137,528

Timing of revenue recognition
Goods transferred at a point in time	$842,925	$294,500	$1,137,425	$839,290	$298,238	$1,137,528
Goods transferred over time	—	—	—	—	—	—
	$842,925	$294,500	$1,137,425	$839,290	$298,238	$1,137,528

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

	Six months ended June 30, 2019			Six months ended June 30, 2018
In thousands	North Region	South Region	Total	North Region	South Region	Total
Crude oil revenues:
Operated properties	$1,194,047	$312,633	$1,506,680	$1,156,794	$284,056	$1,440,850
Non-operated properties	386,510	23,074	409,584	379,188	33,127	412,315
Total crude oil revenues	1,580,557	335,707	1,916,264	1,535,982	317,183	1,853,165
Natural gas revenues:
Operated properties	73,111	219,410	292,521	93,245	248,442	341,687
Non-operated properties	15,917	22,307	38,224	27,661	28,867	56,528
Total natural gas revenues	89,028	241,717	330,745	120,906	277,309	398,215
Crude oil and natural gas sales	$1,669,585	$577,424	$2,247,009	$1,656,888	$594,492	$2,251,380

Timing of revenue recognition
Goods transferred at a point in time	$1,669,585	$577,424	$2,247,009	$1,656,888	$594,492	$2,251,380
Goods transferred over time	—	—	—	—	—	—
	$1,669,585	$577,424	$2,247,009	$1,656,888	$594,492	$2,251,380

Performance obligations
The Company satisfies the performance obligations under its crude oil and natural gas sales contracts upon delivery of its production and related transfer of control to customers. Upon delivery of production, the Company has a right to receive consideration from its customers in amounts determined by the sales contracts.
All of the Company's outstanding crude oil sales contracts at June 30, 2019 are short-term in nature with contract terms of less than one year. For such contracts, the Company has utilized the practical expedient in Accounting Standards Codification ("ASC") 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations, if any, if the performance obligation is part of a contract that has an original expected duration of one year or less.
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
Revenues from previously satisfied performance obligations
To record revenues for commodity sales, at the end of each month the Company estimates the amount of production delivered and sold to customers and the prices to be received for such sales. Differences between estimated revenues and actual amounts received for all prior months are recorded in the month payment is received from the customer and are reflected in the financial statements within the caption "Crude oil and natural gas sales". Revenues recognized during the three and six months ended June 30, 2019 and 2018 related to performance obligations satisfied in prior reporting periods were not material.

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
At June 30, 2019 the Company had outstanding natural gas derivative contracts as set forth in the table below. The volumes reflected below represent an aggregation of multiple derivative contracts having similar remaining durations expected to be realized ratably over the reflected period. At June 30, 2019 the Company had no outstanding crude oil derivative contracts.

		Swaps Weighted Average Price
Period and Type of Contract	MMBtus
July 2019 - December 2019
Swaps - Henry Hub	106,168,000	$2.80

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

	Three months ended June 30,		Six months ended June 30,
In thousands	2019	2018	2019	2018
Cash received on derivatives:
Natural gas fixed price swaps	$8,670	$4,758	$16,315	$8,954
Natural gas collars	—	—	5,417	—
Cash received on derivatives, net	8,670	4,758	21,732	8,954
Non-cash gain (loss) on derivatives:
Natural gas fixed price swaps	44,778	(17,443)	36,074	(11,465)
Natural gas collars	—	—	(5,482)	—
Non-cash gain (loss) on derivatives, net	44,778	(17,443)	30,592	(11,465)
Gain (loss) on natural gas derivatives, net	$53,448	$(12,685)	$52,324	$(2,511)

Balance sheet offsetting of derivative assets and liabilities
The Company’s derivative contracts are recorded at fair value in the condensed consolidated balance sheets under the captions “Derivative assets”, “Noncurrent derivative assets”, “Derivative liabilities”, and “Noncurrent derivative liabilities”, as

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

In thousands	June 30, 2019	December 31, 2018
Commodity derivative assets:
Gross amounts of recognized assets	$46,204	$16,789
Gross amounts offset on balance sheet	—	(1,177)
Net amounts of assets on balance sheet	46,204	15,612
Commodity derivative liabilities:
Gross amounts of recognized liabilities	—	(1,177)
Gross amounts offset on balance sheet	—	1,177
Net amounts of liabilities on balance sheet	$—	$—

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed consolidated balance sheets.

In thousands	June 30, 2019	December 31, 2018
Derivative assets	$46,204	$15,612
Noncurrent derivative assets	—	—
Net amounts of assets on balance sheet	46,204	15,612
Derivative liabilities	—	—
Noncurrent derivative liabilities	—	—
Net amounts of liabilities on balance sheet	—	—
Total derivative assets, net	$46,204	$15,612

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
The following tables summarize the valuation of financial instruments by pricing levels that were accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

	Fair value measurements at June 30, 2019 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets:
Swaps	$—	$46,204	$—	$46,204
Total	$—	$46,204	$—	$46,204

	Fair value measurements at December 31, 2018 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets:
Swaps	$—	$10,130	$—	$10,130
Collars	—	5,482	—	5,482
Total	$—	$15,612	$—	$15,612

Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets are reported at fair value on a nonrecurring basis in the condensed consolidated financial statements. The following methods and assumptions were used to estimate the fair values for those assets.
Asset impairments – Proved crude oil and natural gas properties are reviewed for impairment on a field-by-field basis each quarter. The estimated future cash flows expected in connection with the field are compared to the carrying amount of the field to determine if the carrying amount is recoverable. If the carrying amount of the field exceeds its estimated undiscounted future cash flows, the carrying amount of the field is reduced to its estimated fair value. Risk-adjusted probable and possible reserves may be taken into consideration when determining estimated future net cash flows and fair value when such reserves exist and are economically recoverable. Due to the unavailability of relevant comparable market data, a discounted cash flow method is used to determine the fair value of proved properties. The discounted cash flow method estimates future cash flows based on the Company’s estimates of future crude oil and natural gas production, commodity prices based on commodity futures price strips adjusted for differentials, operating costs, and a risk-adjusted discount rate. The fair value of proved crude oil and natural gas properties is calculated using significant unobservable inputs (Level 3). The following table sets forth quantitative information about the significant unobservable inputs used by the Company at June 30, 2019 to calculate the fair value of proved crude oil and natural gas properties using a discounted cash flow method.

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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

advances, new geological or geophysical data, or other economic factors. Fair value measurements of proved properties are reviewed and approved by certain members of the Company’s management.
For the three and six months ended June 30, 2019 and 2018, estimated future net cash flows were determined to be in excess of cost basis, therefore no impairment was recorded for the Company’s proved crude oil and natural gas properties for those periods.
Certain unproved crude oil and natural gas properties were impaired during the three and six months ended June 30, 2019 and 2018, reflecting recurring amortization of undeveloped leasehold costs on properties the Company expects will not be transferred to proved properties over the lives of the leases based on drilling plans, experience of successful drilling, and the average holding period.
The following table sets forth the non-cash impairments of both proved and unproved properties for the indicated periods. Proved and unproved property impairments are recorded under the caption “Property impairments” in the unaudited condensed consolidated statements of comprehensive income.

	Three months ended June 30,		Six months ended June 30,
In thousands	2019	2018	2019	2018
Proved property impairments	$—	$—	$—	$—
Unproved property impairments	21,339	29,162	46,655	62,946
Total	$21,339	$29,162	$46,655	$62,946

Financial Instruments Not Recorded at Fair Value
The following table sets forth the estimated fair values of financial instruments that are not recorded at fair value in the condensed consolidated financial statements.

	June 30, 2019		December 31, 2018
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt:
Credit facility	$—	$—	$—	$—
Note payable	6,535	6,600	7,700	7,700
5% Senior Notes due 2022	1,598,590	1,613,800	1,598,404	1,590,900
4.5% Senior Notes due 2023	1,490,126	1,572,800	1,488,960	1,476,300
3.8% Senior Notes due 2024	993,724	1,028,400	993,151	947,200
4.375% Senior Notes due 2028	989,137	1,052,900	988,617	942,800
4.9% Senior Notes due 2044	691,601	738,300	691,517	618,800
Total debt	$5,769,713	$6,012,800	$5,768,349	$5,583,700
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Long-Term Debt
Long-term debt, net of unamortized discounts, premiums, and debt issuance costs totaling $36.9 million and $39.4 million at June 30, 2019 and December 31, 2018, respectively, consists of the following.

In thousands	June 30, 2019	December 31, 2018
Credit facility	$—	$—
Note payable	6,535	7,700
5% Senior Notes due 2022	1,598,590	1,598,404
4.5% Senior Notes due 2023	1,490,126	1,488,960
3.8% Senior Notes due 2024	993,724	993,151
4.375% Senior Notes due 2028	989,137	988,617
4.9% Senior Notes due 2044	691,601	691,517
Total debt	$5,769,713	$5,768,349
Less: Current portion of long-term debt	2,397	2,360
Long-term debt, net of current portion	$5,767,316	$5,765,989
Credit Facility
The Company has an unsecured credit facility, maturing on April 9, 2023, with aggregate lender commitments totaling $1.50 billion. The Company had no outstanding borrowings on its credit facility at June 30, 2019 and December 31, 2018.
Borrowings under the credit facility, if any, bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company's senior, unsecured, long-term indebtedness. The Company incurs commitment fees based on currently assigned credit ratings of 0.20% per annum on the daily average amount of unused borrowing availability.
The credit facility contains certain restrictive covenants including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by the sum of net debt plus total shareholders' equity plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014. The Company was in compliance with the credit facility covenants at June 30, 2019.
Senior Notes
The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at June 30, 2019.

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
The indentures governing the Company’s senior notes contain covenants that, among other things, limit the Company’s ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, or consolidate, merge or transfer

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

certain assets. The senior note covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at June 30, 2019.
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
Note Payable
In February 2012, 20 Broadway Associates LLC, a wholly-owned subsidiary of the Company, borrowed $22 million under a 10-year amortizing term loan secured by the Company’s corporate office building in Oklahoma City, Oklahoma. The loan bears interest at a fixed rate of 3.14% per annum. Principal and interest are payable monthly through the loan’s maturity date of February 26, 2022. Accordingly, approximately $2.4 million is reflected as a current liability under the caption “Current portion of long-term debt” in the condensed consolidated balance sheets as of June 30, 2019.
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
The Company’s lease liabilities recognized on the balance sheet as a lessee totaled $13.0 million as of June 30, 2019 at discounted present value, which is comprised of the asset classes reflected in the table below. All leases recognized on the Company's balance sheet are classified as operating leases.

In thousands	Amount
Drilling rig commitments	$7,570
Surface use agreements	3,753
Field equipment	1,311
Other	363
Total	$12,997

Drilling rig commitments reflected above represent minimum payment obligations expected to be incurred on enforceable commitments with durations in excess of one year at the inception of the lease.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Minimum future commitments by year for the Company's operating leases as of June 30, 2019 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the balance sheet.

In thousands	Amount
Remainder of 2019	$6,546
2020	2,300
2021	706
2022	691
2023	624
Thereafter	4,872
Total operating lease liabilities, at undiscounted value	$15,739
Less: Imputed interest	(2,742)
Total operating lease liabilities, at discounted present value	$12,997
Less: Current portion of operating lease liabilities	(8,120)
Operating lease liabilities, net of current portion	$4,877

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

In thousands, except weighted average data	Three months ended June 30, 2019	Six months ended June 30, 2019
Lease costs:
Operating lease costs	$3,273	$6,546
Variable lease costs	4,691	7,813
Short-term lease costs	39,517	94,678
Total lease costs	$47,481	$109,037

Other information:
Operating cash flows from operating leases included in lease liabilities	$199	$398
Weighted average remaining lease term as of June 30, 2019 (in years)		6.8
Weighted average discount rate as of June 30, 2019		4.7%

Note 9. Commitments and Contingencies
Included below is a discussion of certain future commitments and contingencies of the Company as of June 30, 2019.
Drilling rig commitments – As of June 30, 2019, the Company has drilling rig contracts with various terms extending to May 2020 to ensure rig availability in its key operating areas. Future operating day-rate commitments as of June 30, 2019 total approximately $67 million, of which $56 million is expected to be incurred in the remainder of 2019 and $11 million in 2020. A portion of these future costs will be borne by other interest owners. Such future commitments include minimum payment obligations with a discounted present value totaling $7.6 million that are required to be recognized on the Company's balance sheet at June 30, 2019 in accordance with ASC Topic 842 as discussed in Note 8. Leases.
Other lease commitments – The Company has various other lease commitments primarily associated with surface use agreements and field equipment. See Note 8. Leases for additional information.
Transportation, gathering, and processing commitments – The Company has entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. The commitments, which have varying terms extending as far as 2028, require the Company to pay per-unit transportation, gathering, or processing charges regardless of the amount of capacity used. Future commitments remaining as of June 30, 2019

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

under the arrangements amount to approximately $2.28 billion, of which $131 million is expected to be incurred in the remainder of 2019, $282 million in 2020, $327 million in 2021, $323 million in 2022, $325 million in 2023, and $889 million thereafter. A portion of these future costs will be borne by other interest owners. The Company is not committed under the above contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future. These commitments do not qualify as leases under ASC Topic 842 and are not recognized on the Company's balance sheet.
Dividend declaration – See Note 11. Shareholders' Equity for discussion of the Company's dividend payment obligation as of June 30, 2019.
Litigation – In November 2010, a putative class action was filed in the District Court of Blaine County, Oklahoma by Billy J. Strack and Daniela A. Renner as trustees of certain named trusts and on behalf of other similarly situated parties against the Company. The Petition, as amended, alleged the Company improperly deducted post-production costs from royalties paid to plaintiffs and other royalty interest owners from crude oil and natural gas wells located in Oklahoma. The plaintiffs alleged a number of claims, including breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and sought recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the proposed class. The Company denied all allegations and denied that the case was properly brought as a class action. Due to the uncertainty of and burdens of litigation, in February 2018 the Company reached a settlement in connection with this matter, which was subsequently approved by the District Court of Garfield County, Oklahoma in June 2018. Under the settlement, the Company initially expected to make payments and incur costs associated with the settlement of approximately $59.6 million and accrued a loss for such amount at December 31, 2017. In the third quarter of 2018, the Company made payments totaling $45.8 million to satisfy the majority of its obligations under the settlement. The Company's remaining loss accrual for this matter totals $15.7 million at June 30, 2019, representing additional settlement obligations expected to be substantially satisfied in the third quarter of 2019. The accrual for this matter is included in “Accrued liabilities and other” on the condensed consolidated balance sheets.
The Company is involved in various other legal proceedings including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, personal injury claims, regulatory compliance matters, disputes with tax authorities and other matters. While the outcome of these legal matters cannot be predicted with certainty, the Company does not expect them to have a material effect on its financial condition, results of operations or cash flows. In addition to the accrued loss on the matter described above, as of June 30, 2019 and December 31, 2018 the Company had recorded a liability in the condensed consolidated balance sheets under the caption “Other noncurrent liabilities” of $5.7 million and $4.7 million, respectively, for various matters, none of which are believed to be individually significant.
Environmental risk – Due to the nature of the crude oil and natural gas business, the Company is exposed to possible environmental risks. The Company is not aware of any material environmental issues or claims.
Note 10. Stock-Based Compensation
The Company has granted restricted stock to employees and directors pursuant to the Continental Resources, Inc. 2013 Long-Term Incentive Plan ("2013 Plan") as discussed below. The Company’s associated compensation expense, which is included in the caption “General and administrative expenses” in the unaudited condensed consolidated statements of comprehensive income, was $12.2 million and $10.6 million for the three months ended June 30, 2019 and 2018, respectively, and $24.3 million and $21.5 million for the six months ended June 30, 2019 and 2018, respectively.
In May 2013, the Company adopted the 2013 Plan and reserved 19,680,072 shares of common stock that may be issued pursuant to the plan. As of June 30, 2019, the Company had 13,014,761 shares of common stock available for long-term incentive awards to employees and directors under the 2013 Plan.
Restricted stock is awarded in the name of the recipient and constitutes issued and outstanding shares of the Company’s common stock for all corporate purposes during the period of restriction and, except as otherwise provided under the 2013 Plan or agreement relevant to a given award, includes the right to vote the restricted stock and to receive dividends under the Company's dividend payment program discussed in Note 11. Shareholders' Equity, subject to forfeiture. Restricted stock grants generally vest over periods ranging from 1 to 3 years.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of changes in non-vested restricted shares outstanding for the six months ended June 30, 2019 is presented below.

	Number of non-vested shares	Weighted average grant-date fair value
Non-vested restricted shares outstanding at December 31, 2018	4,022,409	$38.44
Granted	1,393,241	44.31
Vested	(1,648,254)	22.95
Forfeited	(218,514)	47.45
Non-vested restricted shares outstanding at June 30, 2019	3,548,882	$47.38

The grant date fair value of restricted stock represents the closing market price of the Company’s common stock on the date of grant. Compensation expense for a restricted stock grant is determined at the grant date fair value and is recognized over the vesting period as services are rendered by employees and directors. The Company estimates the number of forfeitures expected to occur in determining the amount of stock-based compensation expense to recognize. There are no post-vesting restrictions related to the Company’s restricted stock. The fair value at the vesting date of restricted stock that vested during the six months ended June 30, 2019 was approximately $77 million. As of June 30, 2019, there was approximately $95 million of unrecognized compensation expense related to non-vested restricted stock. This expense is expected to be recognized over a weighted average period of 1.7 years.
Note 11. Shareholders' Equity
Share repurchase program
In May 2019 the Company's Board of Directors approved the initiation of a share repurchase program to acquire up to $1 billion of the Company's common stock beginning in June 2019 and expected to continue through 2020. As of June 30, 2019, the Company had repurchased and retired 1,800,000 shares under the program at an aggregate cost of $69.7 million.
Under the program, the Company may repurchase shares from time to time at management's discretion in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. In addition, shares may also be repurchased pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. The timing and amount of repurchases are subject to market conditions. The share repurchase program does not require the Company to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board of Directors at any time.
Dividend declaration
In May 2019 the Company's Board of Directors approved the initiation of a dividend payment program and on June 3, 2019 the Company announced a quarterly cash dividend of $0.05 per share on the Company's outstanding common stock, payable on November 21, 2019 to shareholders of record on November 7, 2019.  At June 30, 2019 the Company recognized an $18.7 million liability associated with its dividend declaration which is included in "Dividends payable" and "Equity–Retained Earnings" in the condensed consolidated balance sheets.
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
The Company's provision for income taxes and resulting effective tax rates were as follows for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Provision for income taxes (in thousands)	$75,649	$75,232	$127,639	$146,768
Effective tax rate	24.2%	23.7%	23.2%	23.6%

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The Company computes its quarterly income tax provision under the effective tax rate method based on applying an anticipated annual effective tax rate to year-to-date pre-tax income, except for discrete items. Income taxes for discrete items are computed and recorded in the period in which the specific transaction occurs.
The Company's effective tax rate differs from the United States federal statutory tax rate due to the effect of state income taxes, equity compensation, and other tax items as reflected in the table below.

	Three months ended June 30,		Six months ended June 30,
In thousands, except tax rates	2019	2018	2019	2018
Income before income taxes	$312,099	$317,696	$550,582	$623,178
U.S. federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Expected income tax provision based on U.S. federal statutory tax rate	65,541	66,716	115,622	130,867
Items impacting the effective tax rate:
State and local income taxes, net of federal benefit	11,538	9,531	19,337	18,695
Equity compensation	102	(359)	(8,216)	(1,868)
Other, net	(1,532)	(656)	896	(926)
Provision for income taxes	$75,649	$75,232	$127,639	$146,768
Effective tax rate	24.2%	23.7%	23.2%	23.6%

Note 13. Subsequent Event
On July 18, 2019 the Company sold certain water gathering, recycling, and disposal assets in the STACK play for proceeds of $85.3 million. The disposed assets represented an immaterial portion of the Company’s assets and operating results.

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
Second Quarter 2019 Highlights

•	Initiated a total shareholder return strategy that includes a share repurchase program of up to $1 billion beginning in June 2019 and a quarterly dividend of $0.05 per share on our common stock.

•	Total production for the second quarter of 2019 averaged 331,414 Boe per day, an increase of 17% compared to the second quarter of 2018.

•	Crude oil production increased 23% over the 2018 second quarter driven by strong production growth in the Bakken field and Project SpringBoard play in SCOOP.

•	Bakken and SCOOP crude oil production increased 22% and 48%, respectively, over the 2018 second quarter.

•	Reduced non-acquisition capital spending by $61.4 million, or 8%, in the 2019 second quarter compared to the 2019 first quarter, while achieving year-over-year production growth objectives.

•	Debt reduction over the past year generated a $13.9 million, or 9%, decrease in interest expense for year to date 2019 compared to the comparable 2018 period.

The following table contains financial and operating highlights for the periods presented. Average net sales prices exclude any effect of derivative transactions. Per-unit expenses have been calculated using sales volumes.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Average daily production:
Crude oil (Bbl per day)	193,586	157,116	193,753	160,458
Natural gas (Mcf per day)	826,969	761,653	828,422	751,603
Crude oil equivalents (Boe per day)	331,414	284,059	331,823	285,725
Average net sales prices (1):
Crude oil ($/Bbl)	$54.66	$63.35	$52.36	$61.14
Natural gas ($/Mcf)	$1.66	$2.65	$2.11	$2.81
Crude oil equivalents ($/Boe)	$36.03	$42.16	$35.79	$41.71
Crude oil net sales price discount to NYMEX ($/Bbl)	$(5.11)	$(4.55)	$(4.94)	$(4.22)
Natural gas net sales price discount to NYMEX ($/Mcf)	$(0.98)	$(0.15)	$(0.79)	$(0.08)
Production expenses ($/Boe)	$3.74	$3.49	$3.66	$3.54
Production taxes (% of net crude oil and natural gas sales)	8.7%	7.7%	8.4%	7.6%
Depreciation, depletion, amortization and accretion ($/Boe)	$16.14	$17.29	$16.37	$17.45
Total general and administrative expenses ($/Boe)	$1.57	$1.82	$1.58	$1.75

(1)	See the subsequent section titled Non-GAAP Financial Measures for a discussion and calculation of net sales prices, which are non-GAAP measures.

Three months ended June 30, 2019 compared to the three months ended June 30, 2018
Results of Operations
The following table presents selected financial and operating information for the periods presented.

	Three months ended June 30,
In thousands	2019	2018
Crude oil and natural gas sales	$1,137,425	$1,137,528
Gain (loss) on natural gas derivatives, net	53,448	(12,685)
Crude oil and natural gas service operations	17,509	12,270
Total revenues	1,208,382	1,137,113
Operating costs and expenses	(828,535)	(745,837)
Other expenses, net	(67,748)	(73,580)
Income before income taxes	312,099	317,696
Provision for income taxes	(75,649)	(75,232)
Net income	$236,450	$242,464
Production volumes:
Crude oil (MBbl)	17,616	14,298
Natural gas (MMcf)	75,254	69,310
Crude oil equivalents (MBoe)	30,159	25,849
Sales volumes:
Crude oil (MBbl)	17,549	14,311
Natural gas (MMcf)	75,254	69,310
Crude oil equivalents (MBoe)	30,091	25,863
Production
The following table summarizes the changes in our average daily Boe production by major operating area for the periods presented.

Boe production per day	2Q 2019	2Q 2018	% Change from 2Q 2018	1Q 2019	% Change from 1Q 2019
Bakken	194,014	158,119	23%	199,423	(3%)
SCOOP	71,471	64,786	10%	67,659	6%
STACK	57,209	51,722	11%	56,513	1%
All other	8,720	9,432	(8%)	8,641	1%
Total	331,414	284,059	17%	332,236	—%
The following tables reflect our production by product and region for the periods presented.

	Three months ended June 30,				Volume increase	Volume percent increase
	2019		2018
	Volume	Percent	Volume	Percent
Crude oil (MBbl)	17,616	58%	14,298	55%	3,318	23%
Natural gas (MMcf)	75,254	42%	69,310	45%	5,944	9%
Total (MBoe)	30,159	100%	25,849	100%	4,310	17%

	Three months ended June 30,				Volume increase	Volume percent increase
	2019		2018
	MBoe	Percent	MBoe	Percent
North Region	18,440	61%	15,177	59%	3,263	21%
South Region	11,719	39%	10,672	41%	1,047	10%
Total	30,159	100%	25,849	100%	4,310	17%

The 23% increase in crude oil production for the 2019 second quarter was primarily driven by a 2,454 MBbls, or 22%, increase in Bakken production due to additional wells being completed. Additionally, crude oil production from the SCOOP play increased 786 MBbls, or 48%, from the prior year second quarter due to new well completions in our oil-weighted Project SpringBoard, while crude oil production in the STACK play increased 99 MBbls, or 12%, from new well completions. These increases were partially offset by decreased crude oil production from various other areas due to natural declines in production.
The 9% increase in natural gas production for the 2019 second quarter was driven by a 4,874 MMcf, or 25%, increase in Bakken gas production in conjunction with the aforementioned increase in Bakken crude oil production over the prior year second quarter. Additionally, natural gas production in the STACK play increased 2,401 MMcf, or 10%, due to additional wells being completed. These increases were partially offset by reduced production from various other areas due to natural declines in production.
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
Net crude oil and natural gas sales. Net crude oil and natural gas sales totaled $1.08 billion for the second quarter of 2019, consistent with net sales of $1.09 billion for the 2018 second quarter due to offsetting changes in sales volumes and net sales prices as discussed below.
Total sales volumes for the second quarter of 2019 increased 4,228 MBoe, or 16%, compared to the 2018 second quarter, reflecting an increase in drilling and completion activities over the past year. For the second quarter of 2019, our crude oil sales volumes increased 23% from the comparable 2018 period, while our natural gas sales volumes increased 9%.
Our crude oil net sales prices averaged $54.66 per barrel in the 2019 second quarter, a decrease of 14% compared to $63.35 per barrel for the 2018 second quarter primarily due to lower crude oil market prices. The differential between NYMEX West Texas Intermediate ("WTI") calendar month prices and our realized crude oil net sales prices averaged $5.11 per barrel for the 2019 second quarter compared to $4.55 per barrel for the 2018 second quarter, reflecting changes in supply and demand fundamentals over the past year that created volatility in our price realizations between periods.
Our natural gas net sales prices averaged $1.66 per Mcf for the 2019 second quarter, a decrease of 37% compared to $2.65 per Mcf for the 2018 second quarter. The discount between our net sales prices and NYMEX Henry Hub calendar month prices weakened by $0.83 per Mcf compared to the 2018 second quarter. We sell the majority of our operated natural gas production to midstream customers at lease locations based on market prices in the field where the sales occur. The field markets are impacted by residue gas and natural gas liquids ("NGLs") prices at secondary, downstream markets. NGL prices in 2019 have decreased significantly compared to 2018 second quarter levels in conjunction with decreased crude oil prices and other factors, resulting in reduced price realizations for our natural gas sales stream relative to benchmark prices.
Derivatives. Changes in natural gas market prices during the second quarter of 2019 had a favorable impact on the fair value of our natural gas derivatives, which resulted in positive revenue adjustments of $53.4 million in the current period compared to negative revenue adjustments of $12.7 million in the comparable 2018 period.
Crude oil and natural gas service operations. Revenues associated with our crude oil and natural gas service operations increased $5.2 million, or 43%, from $12.3 million for the 2018 second quarter to $17.5 million for the 2019 second quarter due to an increase in the magnitude of water handling and recycling activities compared to the prior period. The increased activities also resulted in higher service-related expenses compared to the prior period.
Operating Costs and Expenses
Production Expenses. Production expenses increased $22.2 million, or 25%, from $90.2 million for the second quarter of 2018 to $112.4 million for the second quarter of 2019 primarily due to an increase in the number of producing wells and related 16% increase in sales volumes. Production expenses on a per-Boe basis averaged $3.74 for the 2019 second quarter compared to $3.49 per Boe recognized for the 2018 second quarter.
Production Taxes. Production taxes increased $10.3 million, or 12%, to $93.9 million for the second quarter of 2019 compared to $83.6 million for the second quarter of 2018, despite flat revenues, due in part to an increase in the proportion of our production and revenues being generated in North Dakota over the past year from increased oil-weighted drilling and completion activities. North Dakota has higher crude oil production tax rates compared to Oklahoma. Additionally, production taxes for natural gas revenues in North Dakota are based on a per-unit rate applied to the quantity of volumes sold whereas in Oklahoma such production taxes are based on a percentage applied to the wellhead value of sales. These factors caused our production taxes as a percentage of net crude oil and natural gas sales to increase from 7.7% for the second quarter of 2018 to 8.7% for the second quarter of 2019. Additionally, in March 2018 new legislation was enacted in Oklahoma that increased the state's production tax rate, effective July 1, 2018, from 2% to 5% for the first 36 months of production for wells commencing production after July 1, 2015, which also contributed to the increase in our average production tax rate compared to the prior year second quarter.
Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $38.4 million, or 9%, to $485.6 million for the second quarter of 2019 compared to $447.2 million for the second quarter of 2018 due to an increase in total sales volumes, the impact of which was partially offset by a reduction in our DD&A rate per Boe as further discussed below. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Three months ended June 30,
$/Boe	2019	2018
Crude oil and natural gas	$15.91	$17.03
Other equipment	0.16	0.20
Asset retirement obligation accretion	0.07	0.06
Depreciation, depletion, amortization and accretion	$16.14	$17.29
The reduction in our DD&A rate for crude oil and natural gas properties resulted from an increase in proved developed reserves over which costs are depleted, along with improvements in drilling efficiencies and completion methods that have resulted in an increase in the quantity of proved reserves found and developed per dollar invested.
Property Impairments. There were no proved property impairments recognized in the second quarter periods of 2019 and 2018. Impairments of unproved properties decreased $7.9 million, or 27%, to $21.3 million for the 2019 second quarter compared to $29.2 million for the 2018 second quarter due to a reduction in the balance of unamortized leasehold costs over the past year.
General and Administrative Expenses. G&A expenses totaled $47.2 million for the second quarter of 2019, consistent with $47.2 million for the second quarter of 2018. Total G&A expenses include non-cash charges for equity compensation of $12.2 million and $10.6 million for the second quarters of 2019 and 2018, respectively. G&A expenses other than equity compensation included in the total G&A expense figure above totaled $35.0 million for the 2019 second quarter, a decrease of $1.6 million, or 4%, compared to $36.6 million for the 2018 second quarter due to higher overhead recoveries from joint interest owners driven by increased drilling and completion activities.
The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Three months ended June 30,
$/Boe	2019	2018
General and administrative expenses	$1.17	$1.41
Non-cash equity compensation	0.40	0.41
Total general and administrative expenses	$1.57	$1.82
The decrease in total G&A expenses on a per-Boe basis was driven by a 16% increase in total sales volumes from new well completions with no comparable increase in G&A expenses.
Interest Expense. Interest expense decreased $5.8 million, or 8%, to $68.5 million for the second quarter of 2019 compared to $74.3 million for the second quarter of 2018 due to a decrease in total outstanding debt. Our weighted average outstanding debt balance was $5.8 billion for the 2019 second quarter compared to $6.3 billion for the 2018 second quarter.
Income Taxes. For the second quarters of 2019 and 2018 we provided for income taxes at a combined federal and state tax rate of 24.5% and 24.0%, respectively, of pre-tax income generated by our operations in the United States. We recorded income tax provisions of $75.6 million and $75.2 million for the second quarters of 2019 and 2018, respectively, which resulted in effective tax rates of 24.2% and 23.7%, respectively, after taking into account statutory tax rates, permanent taxable differences, tax effects from equity compensation, and other items. See Notes to Unaudited Condensed Consolidated Financial Statements–Note 12. Income Taxes for a summary of the sources and tax effects of items comprising our effective tax rates.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018
Results of Operations
The following table presents selected financial and operating information for the periods presented.

	Six months ended June 30,
In thousands	2019	2018
Crude oil and natural gas sales	$2,247,009	$2,251,380
Gain (loss) on crude oil and natural gas derivatives, net	52,324	(2,511)
Crude oil and natural gas service operations	33,284	29,272
Total revenues	2,332,617	2,278,141
Operating costs and expenses	(1,647,804)	(1,506,143)
Other expenses, net	(134,231)	(148,820)
Income before income taxes	550,582	623,178
Provision for income taxes	(127,639)	(146,768)
Net income	$422,943	$476,410
Production volumes:
Crude oil (MBbl)	35,069	29,043
Natural gas (MMcf)	149,944	136,040
Crude oil equivalents (MBoe)	60,060	51,716
Sales volumes:
Crude oil (MBbl)	34,922	28,993
Natural gas (MMcf)	149,944	136,040
Crude oil equivalents (MBoe)	59,912	51,667
Production
The following tables reflect our production by product and region for the periods presented.

	Six months ended June 30,				Volume increase	Volume percent increase
	2019		2018
	Volume	Percent	Volume	Percent
Crude oil (MBbl)	35,069	58%	29,043	56%	6,026	21%
Natural gas (MMcf)	149,944	42%	136,040	44%	13,904	10%
Total (MBoe)	60,060	100%	51,716	100%	8,344	16%

	Six months ended June 30,				Volume increase	Volume percent increase
	2019		2018
	MBoe	Percent	MBoe	Percent
North Region	37,151	62%	30,577	59%	6,574	21%
South Region	22,909	38%	21,139	41%	1,770	8%
Total	60,060	100%	51,716	100%	8,344	16%
The 21% increase in crude oil production for year to date 2019 was primarily driven by a 4,973 MBbls, or 22%, increase in Bakken production due to additional wells being completed. Additionally, crude oil production from the SCOOP play increased 1,331 MBbls, or 43%, from the prior year period due to new well completions in our oil-weighted Project SpringBoard. These increases were partially offset by decreased crude oil production from various other areas due to natural declines in production.
The 10% increase in natural gas production for year to date 2019 was primarily driven by a 10,319 MMcf, or 27%, increase in Bakken gas production in conjunction with the aforementioned increase in Bakken crude oil production over the prior year period. Additionally, natural gas production in the STACK play increased 5,671 MMcf, or 12%, due to additional wells being completed. These increases were partially offset by reduced production from various other areas due to natural declines in production.

Revenues
Net crude oil and natural gas sales. Net crude oil and natural gas sales for year to date 2019 totaled $2.14 billion, consistent with net sales of $2.15 billion for the comparable 2018 period due to offsetting changes in sales volumes and net sales prices as discussed below.
Total sales volumes for year to date 2019 increased 8,245 MBoe, or 16%, compared to year to date 2018, reflecting an increase in drilling and completion activities over the past year. For year to date 2019, our crude oil sales volumes increased 20% from the comparable 2018 period, while our natural gas sales volumes increased 10%.
Our crude oil net sales prices averaged $52.36 per barrel for year to date 2019, a decrease of 14% compared to $61.14 per barrel for year to date 2018 primarily due to lower crude oil market prices. The differential between NYMEX WTI calendar month prices and our realized crude oil net sales prices averaged $4.94 per barrel for year to date 2019 compared to $4.22 per barrel for year to date 2018, reflecting changes in supply and demand fundamentals over the past year that created volatility in our price realizations between periods.
Our natural gas net sales prices averaged $2.11 per Mcf for year to date 2019, a decrease of 25% compared to $2.81 per Mcf for year to date 2018. The discount between our net sales prices and NYMEX Henry Hub calendar month prices weakened by $0.71 per Mcf compared to the year to date 2018 period. As discussed above, NGL prices have decreased significantly over prior year levels in conjunction with decreased crude oil prices and other factors, resulting in reduced price realizations in 2019 for our natural gas sales stream relative to benchmark prices.
Derivatives. Changes in natural gas market prices during the six months ended June 30, 2019 had a favorable impact on the fair value of our natural gas derivatives, which resulted in positive revenue adjustments of $52.3 million for the period compared to negative revenue adjustments of $2.5 million in the comparable 2018 period.
Crude oil and natural gas service operations. Revenues associated with our crude oil and natural gas service operations increased $4.0 million, or 14%, from $29.3 million for year to date 2018 to $33.3 million for year to date 2019 due to an increase in the magnitude of water handling and recycling activities compared to the prior period. The increased activities also resulted in higher service-related expenses compared to the prior period.
Operating Costs and Expenses
Production Expenses. Production expenses increased $36.3 million, or 20%, from $183.1 million for year to date 2018 to $219.4 million for year to date 2019 primarily due to an increase in the number of producing wells and related 16% increase in sales volumes. Production expenses on a per-Boe basis averaged $3.66 for year to date 2019 compared to $3.54 per Boe recognized for the comparable 2018 period.
Production Taxes. Production taxes increased $16.1 million, or 10%, to $180.3 million for year to date 2019 compared to $164.2 million for year to date 2018, despite flat revenues, due to the aforementioned increase in proportion of our production and revenues being generated in North Dakota over the past year, which has a per-unit natural gas production tax rate assessed on volumes sold and a higher crude oil production tax rate compared to Oklahoma, and the legislation enacted in Oklahoma in 2018 as discussed above that increased the production tax rate on certain producing wells. As a result of these factors, our production taxes as a percentage of net crude oil and natural gas sales increased from 7.6% for year to date 2018 to 8.4% for year to date 2019.
Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $79.0 million, or 9%, to $980.6 million for year to date 2019 compared to $901.6 million for the comparable 2018 period due to an increase in total sales volumes, the impact of which was partially offset by the aforementioned reduction in our DD&A rate per Boe in 2019. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Six months ended June 30,
$/Boe	2019	2018
Crude oil and natural gas	$16.14	$17.19
Other equipment	0.16	0.20
Asset retirement obligation accretion	0.07	0.06
Depreciation, depletion, amortization and accretion	$16.37	$17.45

Property Impairments. There were no proved property impairments recognized during the year to date periods of 2019 and 2018. Impairments of unproved properties decreased $16.2 million, or 26%, to $46.7 million for year to date 2019 compared to $62.9 million for year to date 2018 due to a reduction in the balance of unamortized leasehold costs over the past year.
General and Administrative Expenses. Total G&A expenses increased $4.6 million, or 5%, from $90.2 million for year to date 2018 to $94.8 million for year to date 2019. Total G&A expenses include non-cash charges for equity compensation of $24.3 million and $21.5 million for the year to date periods of 2019 and 2018, respectively. G&A expenses other than equity compensation included in the total G&A expense figure above totaled $70.5 million for year to date 2019, an increase of $1.8 million, or 3%, compared to $68.7 million for the comparable 2018 period. We have incurred higher personnel-related costs in 2019 associated with the growth in our operations over the past year; however, the increased costs have been mitigated by higher overhead recoveries from joint interest owners driven by increased drilling and completion activities.
The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Six months ended June 30,
$/Boe	2019	2018
General and administrative expenses	$1.18	$1.33
Non-cash equity compensation	0.40	0.42
Total general and administrative expenses	$1.58	$1.75
The decrease in G&A expenses on a per-Boe basis was driven by a 16% increase in total sales volumes from new well completions with no comparable increase in G&A expenses.
Interest Expense. Interest expense decreased $13.9 million, or 9%, to $136.3 million for year to date 2019 compared to $150.2 million for the comparable 2018 period due to a decrease in total outstanding debt. Our weighted average outstanding debt balance for year to date 2019 was $5.8 billion compared to $6.3 billion for year to date 2018.
Income Taxes. For the six months ended June 30, 2019 and 2018 we provided for income taxes at a combined federal and state tax rate of 24.5% and 24.0%, respectively, of pre-tax income generated by our operations in the United States. We recorded income tax provisions of $127.6 million and $146.8 million for the year to date periods of 2019 and 2018, respectively, which resulted in effective tax rates of 23.2% and 23.6%, respectively, after taking into account statutory tax rates, permanent taxable differences, tax effects from equity compensation, and other items. See Notes to Unaudited Condensed Consolidated Financial Statements–Note 12. Income Taxes for a summary of the sources and tax effects of items comprising our effective tax rates for the six months ended June 30, 2019 and 2018.
Liquidity and Capital Resources
Our primary sources of liquidity have historically been cash flows generated from operating activities, financing provided by our credit facility and the issuance of debt securities. Additionally, in recent years asset dispositions and joint development arrangements have provided a source of cash flow for use in reducing debt and enhancing liquidity. We intend to continue reducing our long-term debt using available cash flows from operations and/or proceeds from additional potential sales of assets or through joint development arrangements; however, no assurance can be given that such transactions will occur.
Based on our planned capital spending, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our credit facility and senior note indentures for at least the next 12 months. Further, we expect to meet in the ordinary course of business other contractual cash commitments to third parties as of June 30, 2019, including those described in Note 9. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements, recognizing we may be required to meet such commitments even if our business plan assumptions were to change. We monitor our capital spending closely based on actual and projected cash flows and have the ability to reduce spending or dispose of assets to preserve liquidity and financial flexibility if needed to fund our operations.
Cash Flows
Cash flows provided by operating activities
Net cash provided by operating activities totaled $1.50 billion and $1.64 billion for the six months ended June 30, 2019 and 2018, respectively. The decrease in operating cash flows was primarily due to the aforementioned decrease in crude oil and natural gas commodity prices, increase in production expenses, and increase in production taxes. The reduced cash flows from these factors were partially offset by lower interest expenses and higher cash gains on matured natural gas derivatives compared to the 2018 period.

Cash flows used in investing activities
Net cash used in investing activities totaled $1.56 billion and $1.34 billion for the six months ended June 30, 2019 and 2018, respectively. The increase in spending resulted from changes in the timing of our annual capital spending between periods. Our capital expenditures budget for full year 2019 is $2.6 billion compared to $2.8 billion spent in 2018.
Cash flows used in financing activities
Net cash used in financing activities for the six months ended June 30, 2019 totaled $23.5 million, which primarily represents $69.7 million of cash used to repurchase shares of our common stock under our share repurchase program initiated in June 2019 and $21.2 million of cash paid to taxing authorities to satisfy tax withholdings associated with restricted stock awards that vested during the period, partially offset by $75.7 million of cash inflows for contributions received from Franco-Nevada Corporation for the funding of its share of mineral acquisition costs incurred by The Mineral Resources Company II, LLC as described below under the heading "Mineral acquisition relationship."
Net cash used in financing activities for the six months ended June 30, 2018 totaled $210.3 million primarily resulting from $188 million of net repayments on our credit facility during the period.
Future Sources of Financing
Although we cannot provide any assurance, we believe funds from operating cash flows, our remaining cash balance and availability under our credit facility should be sufficient to meet our cash requirements inclusive of, but not limited to, normal operating needs, debt service obligations, planned capital expenditures, dividend payments, share repurchases, and commitments for at least the next 12 months.
Under the current commodity price environment, our planned capital expenditures for 2019 are expected to be funded entirely from operating cash flows. Additionally, we expect to generate cash flows in excess of operating and capital needs, which we plan to apply toward dividend payments, share repurchases, and further reduction of debt in the future.
We currently anticipate we will be able to generate or obtain funds sufficient to meet our short-term and long-term cash requirements. If cash flows are materially impacted by declines in commodity prices, we have the ability to reduce our capital expenditures or utilize the availability of our credit facility if needed to fund our operations and business plans. We may choose to access the capital markets for additional financing or capital to take advantage of business opportunities that may arise. Further, we may sell assets or enter into strategic joint development opportunities in order to obtain funding if such transactions can be executed on satisfactory terms.
Credit facility
We have an unsecured credit facility, maturing in April 2023, with aggregate lender commitments totaling $1.5 billion. The commitments are from a syndicate of 14 banks and financial institutions. We believe each member of the current syndicate has the capability to fund its commitment.
As of July 31, 2019 we had no outstanding borrowings and approximately $1.5 billion of borrowing availability on our credit facility.
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
We were in compliance with our credit facility covenants at June 30, 2019 and expect to maintain compliance for at least the next 12 months. At June 30, 2019, our consolidated net debt to total capitalization ratio was 0.42 to 1.00. We do not believe the credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing to a material extent if needed to support our business.

Asset disposition proceeds
On July 18, 2019 we sold certain water gathering, recycling, and disposal assets in the STACK play for proceeds of $85.3 million which will be used for general corporate purposes. The disposed assets represented an immaterial portion of the Company’s assets and operating results.
Future Capital Requirements
Senior notes
Our debt includes outstanding senior note obligations totaling $5.8 billion at June 30, 2019. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 7. Long-Term Debt in Notes to Unaudited Condensed Consolidated Financial Statements.
In 2018, we redeemed $400 million of our $2.0 billion of 5% Senior Notes due 2022. We plan to further redeem our 2022 Notes in the future prior to their maturity.
We were in compliance with our senior note covenants at June 30, 2019 and expect to maintain compliance for at least the next 12 months. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt would not trigger additional senior note covenants.
Mineral acquisition relationship
In October 2018, Continental entered into a strategic relationship with Franco-Nevada Corporation to acquire oil and gas mineral interests within an area of mutual interest in the SCOOP and STACK plays through a minerals subsidiary named The Mineral Resources Company II, LLC ("TMRC II"). Under the relationship, the parties have committed, subject to satisfaction of agreed upon acreage development thresholds, to spend a remaining aggregate total of approximately $213 million through year-end 2021 to acquire mineral interests. Continental is to fund 20% of future mineral acquisitions and will be entitled to receive between 25% and 50% of total revenues generated by TMRC II based upon performance relative to predetermined production targets, while Franco-Nevada will fund 80% of future acquisitions and will be entitled to receive between 50% and 75% of TMRC II's revenues. Based upon production targets achieved to date, Continental is currently earning 50% of TMRC II's revenues and such allocation will continue for the remainder of 2019.
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

(1)
Represents the initial budget which includes $125 million of planned spending for mineral acquisitions by TMRC II. To capitalize on favorable market conditions, in July 2019 the Company and Franco-Nevada agreed to increase the planned spending to $150 million for 2019. With a carry structure in place, Continental will recoup 80% of such spending from Franco-Nevada.

For the six months ended June 30, 2019, we invested $1.44 billion in our capital program excluding $100.3 million of unbudgeted acquisitions and excluding $19.7 million of capital costs associated with decreased accruals for capital expenditures. Our 2019 year to date capital expenditures were allocated as shown in the table below.
Our year-to-date capital expenditures reflect an accelerated pace of development due to improved cycle times and efficiency gains which resulted in more net wells being spud and completed than budgeted while using the same number of rigs and completion crews. Our pace of capital spending slowed in the second quarter relative to the first quarter and is expected to continuing slowing in the second half of 2019 in conjunction with a planned decrease in rigs and stimulation crews.

In millions	1Q 2019	2Q 2019	YTD 2019
Exploration and development drilling	$631.1	$569.7	$1,200.8
Land costs (1)	66.1	66.4	132.5
Capital facilities, workovers and other corporate assets	52.6	52.4	105.0
Seismic	0.4	0.3	0.7
Capital expenditures, excluding unbudgeted acquisitions	750.2	688.8	1,439.0
Acquisitions of producing properties	15.8	4.7	20.5
Acquisitions of non-producing properties	—	79.8	79.8
Total unbudgeted acquisitions	15.8	84.5	100.3
Total capital expenditures	$766.0	$773.3	$1,539.3

(1)	Year-to-date amount includes $95 million of mineral acquisitions made by TMRC II during the six months ended June 30, 2019, of which $76 million was recouped from Franco-Nevada.
Our drilling and completion activities and the actual amount and timing of our capital expenditures may differ materially from our budget as a result of, among other things, available cash flows, unbudgeted acquisitions, actual drilling and completion results, operational process improvements, the availability of drilling and completion rigs and other services and equipment, the availability of transportation, gathering and processing capacity, changes in commodity prices, and regulatory, technological and competitive developments. We monitor our capital spending closely based on actual and projected cash flows and may scale back our spending should commodity prices decrease from current levels. Conversely, an increase in commodity prices from current levels could result in increased capital expenditures. We expect to continue participating as a buyer of properties when and if we have the ability to increase our position in strategic plays at competitive terms.
Commitments and contingencies
Refer to Note 9. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements for discussion of certain future commitments and contingencies of the Company as of June 30, 2019. We believe our cash flows from operations, our remaining cash balance, and amounts available under our credit facility will be sufficient to satisfy such commitments and contingencies.
Dividend declaration
In May 2019 our Board of Directors approved the initiation of a dividend payment program and on June 3, 2019 we announced a quarterly cash dividend of $0.05 per share on our outstanding common stock, payable on November 21, 2019 to shareholders of record on November 7, 2019. As of June 30, 2019 our dividend payment obligation is estimated to be approximately $18.7 million. Any future dividends beyond our initial November dividend are subject to approval by our Board of Directors.
Share repurchase program
In May 2019 our Board of Directors approved the initiation of a share repurchase program to acquire up to $1 billion of our common stock beginning in June 2019 and expected to continue through 2020. Our repurchase program is one component of the Company’s shareholder return strategy that also includes the initiation of a quarterly dividend as discussed above. We intend to purchase shares under the program opportunistically using available funds while maintaining sufficient liquidity to fund our operating needs, capital program, and dividend payments. As of June 30, 2019, we had repurchased and retired 1,800,000 shares under the program at an aggregate cost of $69.7 million. Our share repurchase program does not require the Company to repurchase a specific number of shares and may be modified, suspended, or terminated by our Board of Directors at any time.
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
The following tables present a reconciliation of crude oil and natural gas sales (GAAP) to net crude oil and natural gas sales and related net sales prices (non-GAAP) for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30, 2019			Three months ended June 30, 2018
In thousands	Crude oil	Natural gas	Total	Crude oil	Natural gas	Total
Crude oil and natural gas sales (GAAP)	$1,005,146	$132,279	$1,137,425	$946,884	$190,644	$1,137,528
Less: Transportation expenses	(45,981)	(7,412)	(53,393)	(40,217)	(7,037)	(47,254)
Net crude oil and natural gas sales (non-GAAP)	$959,165	$124,867	$1,084,032	$906,667	$183,607	$1,090,274
Sales volumes (MBbl/MMcf/MBoe)	17,549	75,254	30,091	14,311	69,310	25,863
Net sales price (non-GAAP)	$54.66	$1.66	$36.03	$63.35	$2.65	$42.16

	Six months ended June 30, 2019			Six months ended June 30, 2018
In thousands	Crude oil	Natural gas	Total	Crude oil	Natural gas	Total
Crude oil and natural gas sales (GAAP)	$1,916,264	$330,745	$2,247,009	$1,853,165	$398,215	$2,251,380
Less: Transportation expenses	(87,628)	(14,903)	(102,531)	(80,603)	(15,948)	(96,551)
Net crude oil and natural gas sales (non-GAAP)	$1,828,636	$315,842	$2,144,478	$1,772,562	$382,267	$2,154,829
Sales volumes (MBbl/MMcf/MBoe)	34,922	149,944	59,912	28,993	136,040	51,667
Net sales price (non-GAAP)	$52.36	$2.11	$35.79	$61.14	$2.81	$41.71

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
General. We are exposed to a variety of market risks including commodity price risk, credit risk, and interest rate risk. We seek to address these risks through a program of risk management which may include the use of derivative instruments.
Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for crude oil and natural gas has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index prices. Based on our average daily production for the six months ended June 30, 2019, and excluding any effect of our derivative instruments in place, our annual revenue would increase or decrease by approximately $707 million for each $10.00 per barrel change in crude oil prices at June 30, 2019 and $302 million for each $1.00 per Mcf change in natural gas prices at June 30, 2019.
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
Changes in natural gas prices during the six months ended June 30, 2019 had an overall favorable impact on the fair value of our derivative instruments. For the six months ended June 30, 2019, we recognized non-cash mark-to-market gains on natural gas derivatives of $30.6 million coupled with cash gains on natural gas derivatives of $21.7 million.
The fair value of our natural gas derivative instruments at June 30, 2019 was a net asset of $46.2 million. An assumed increase in the forward prices used in the June 30, 2019 valuation of our natural gas derivatives of $1.00 per MMBtu would change our natural gas derivative valuation to a net liability of approximately $42 million at June 30, 2019. Conversely, an assumed decrease in forward prices of $1.00 per MMBtu would increase our natural gas derivative asset to approximately $134 million at June 30, 2019. Changes in the fair value of our natural gas derivatives from the above price sensitivities would produce a corresponding change in our total revenues.
Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our crude oil and natural gas production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($651 million in receivables at June 30, 2019); our joint interest and other receivables ($378 million at June 30, 2019); and counterparty credit risk associated with our derivative instrument receivables ($46.2 million at June 30, 2019).
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
Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $79 million at June 30, 2019, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on a co-owner's interest in the well to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.
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
We had no outstanding borrowings on our credit facility at July 31, 2019.
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

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of June 30, 2019 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2019, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers – The table below provides information about purchases of shares of our common stock during the three months ended June 30, 2019.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions) (3)
April 1, 2019 to April 30, 2019	—	—	—	—
May 1, 2019 to May 31, 2019:
Repurchases for tax withholdings (1)	13,335	$42.02	—	—
Purchases by principal shareholder (2)	93,000	$42.71	—	—
June 1, 2019 to June 30, 2019:
Purchases by principal shareholder (2)	38,600	$38.76	—	—
Share repurchase program (3)	1,800,000	$38.70	1,800,000	$930.3
Total for the quarter	1,944,935	$38.92	1,800,000

(1)
Amounts represent shares surrendered by employees to cover tax liabilities in connection with the vesting of restricted stock granted under the Company's 2013 Long-Term Incentive Plan. We paid the associated taxes to the applicable taxing authorities. The price paid per share was the closing price of our common stock on the date the restrictions lapsed on such shares.

(2)	Amounts represent shares of our common stock purchased by Harold G. Hamm, our Chairman of the Board, Chief Executive Officer, and principal shareholder in open-market transactions.

(3)
In May 2019 our Board of Directors approved the initiation of a share repurchase program to acquire up to $1 billion of our common stock beginning in June 2019 at times and levels deemed appropriate by management. The program was announced on June 3, 2019 and does not have a set expiration date. In June 2019 we repurchased and retired the shares reflected above at an aggregate cost of $69.7 million. The share repurchase program may be modified, suspended, or terminated by our Board of Directors at any time.

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

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

32**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL RESOURCES, INC.

Date:	August 5, 2019	By:	/s/ John D. Hart
John D. Hart
Sr. Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)