Form 10-Q
period 2019-09-30
CONTINENTAL RESOURCES, INC
filed 2019-10-30
CIK 732834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
371,420,567 shares of our $0.01 par value common stock were outstanding on October 18, 2019.

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

iii

PART I. Financial Information

ITEM 1.	Financial Statements
Continental Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
In thousands, except par values and share data	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,260	$282,749
Receivables:
Crude oil and natural gas sales	706,946	644,107
Affiliated parties	88	73
Joint interest and other, net	338,879	368,235
Derivative assets	16,930	15,612
Inventories	110,323	88,544
Prepaid expenses and other	17,258	13,041
Total current assets	1,225,684	1,412,361
Net property and equipment, based on successful efforts method of accounting	14,520,573	13,869,800
Operating lease right-of-use assets	10,219	—
Other noncurrent assets	14,879	15,786
Total assets	$15,771,355	$15,297,947

Liabilities and equity
Current liabilities:
Accounts payable trade	$694,966	$717,560
Revenues and royalties payable	400,230	400,567
Payables to affiliated parties	121	203
Accrued liabilities and other	250,192	266,819
Dividends payable	18,587	—
Derivative liabilities	15	—
Current portion of operating lease liabilities	5,242	—
Current portion of long-term debt	2,416	2,360
Total current liabilities	1,371,769	1,387,509
Long-term debt, net of current portion	5,568,413	5,765,989
Other noncurrent liabilities:
Deferred income tax liabilities, net	1,751,822	1,574,436
Asset retirement obligations, net of current portion	148,626	136,986
Operating lease liabilities, net of current portion	4,977	—
Other noncurrent liabilities	11,568	11,166
Total other noncurrent liabilities	1,916,993	1,722,588
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 371,730,488 shares issued and outstanding at September 30, 2019; 376,021,575 shares issued and outstanding at December 31, 2018	3,717	3,760
Additional paid-in capital	1,278,482	1,434,823
Accumulated other comprehensive income	543	415
Retained earnings	5,269,243	4,706,135
Total shareholders’ equity attributable to Continental Resources	6,551,985	6,145,133
Noncontrolling interests	362,195	276,728
Total equity	6,914,180	6,421,861
Total liabilities and equity	$15,771,355	$15,297,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2019	2018	2019	2018
Revenues:
Crude oil and natural gas sales	$1,081,400	$1,273,238	$3,328,409	$3,524,618
Gain (loss) on natural gas derivatives, net	1,195	(2,025)	53,519	(4,536)
Crude oil and natural gas service operations	21,602	10,938	54,886	40,210
Total revenues	1,104,197	1,282,151	3,436,814	3,560,292

Operating costs and expenses:
Production expenses	114,050	103,032	333,446	286,165
Production taxes	86,931	98,572	267,237	262,747
Transportation expenses	62,038	46,008	164,569	142,559
Exploration expenses	2,472	2,324	7,399	4,347
Crude oil and natural gas service operations	8,224	5,163	26,616	17,434
Depreciation, depletion, amortization and accretion	484,031	469,333	1,464,672	1,370,912
Property impairments	20,199	23,770	66,854	86,715
General and administrative expenses	46,993	44,151	141,837	134,368
Net (gain) loss on sale of assets and other	535	(1,510)	647	(8,261)
Total operating costs and expenses	825,473	790,843	2,473,277	2,296,986
Income from operations	278,724	491,308	963,537	1,263,306
Other income (expense):
Interest expense	(68,090)	(73,409)	(204,398)	(223,590)
Loss on extinguishment of debt	(4,584)	(7,133)	(4,584)	(7,133)
Other	1,119	869	3,196	2,231
	(71,555)	(79,673)	(205,786)	(228,492)
Income before income taxes	207,169	411,635	757,751	1,034,814
Provision for income taxes	(49,747)	(97,466)	(177,386)	(244,234)
Net income	157,422	314,169	580,365	790,580
Net loss attributable to noncontrolling interests	(740)	—	(1,330)	—
Net income attributable to Continental Resources	$158,162	$314,169	$581,695	$790,580

Net income per share attributable to Continental Resources:
Basic	$0.43	$0.84	$1.56	$2.13
Diluted	$0.43	$0.84	$1.56	$2.11

Comprehensive income:
Net income	$157,422	$314,169	$580,365	$790,580
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(18)	105	128	123
Total other comprehensive income, net of tax	(18)	105	128	123
Comprehensive income	157,404	314,274	580,493	790,703
Comprehensive loss attributable to noncontrolling interests	(740)	—	(1,330)	—
Comprehensive income attributable to Continental Resources	$158,144	$314,274	$581,823	$790,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity

Three and nine months ended September 30, 2019	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Treasury stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2018	376,021,575	$3,760	$1,434,823	$415	$—	$4,706,135	$6,145,133	$276,728	$6,421,861
Net income (loss)	—	—	—	—	—	186,976	186,976	(483)	186,493
Other comprehensive income, net of tax	—	—	—	116	—	—	116	—	116
Stock-based compensation	—	—	12,095	—	—	—	12,095	—	12,095
Restricted stock:
Granted	1,333,602	13	—	—	—	—	13	—	13
Repurchased and canceled	(439,419)	(4)	(20,618)	—	—	—	(20,622)	—	(20,622)
Forfeited	(147,074)	(1)	—	—	—	—	(1)	—	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	42,204	42,204
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,856)	(3,856)
Balance at March 31, 2019	376,768,684	$3,768	$1,426,300	$531	$—	$4,893,111	$6,323,710	$314,593	$6,638,303
Net income (loss)	—	—	—	—	—	236,557	236,557	(107)	236,450
Cash dividends declared ($0.05 per share)	—	—	—	—	—	(18,747)	(18,747)	—	(18,747)
Common stock repurchased	—	—	—	—	(69,661)	—	(69,661)	—	(69,661)
Common stock retired	(1,800,000)	(18)	(69,643)	—	69,661	—	—	—	—
Other comprehensive income, net of tax	—	—	—	30	—	—	30	—	30
Stock-based compensation	—	—	12,176	—	—	—	12,176	—	12,176
Restricted stock:
Granted	59,639	1	—	—	—	—	1	—	1
Repurchased and canceled	(13,335)	(1)	(561)	—	—	—	(562)	—	(562)
Forfeited	(71,440)	(1)	—	—	—	—	(1)	—	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	35,118	35,118
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,272)	(3,272)
Balance at June 30, 2019	374,943,548	$3,749	$1,368,272	$561	$—	$5,110,921	$6,483,503	$346,332	$6,829,835
Net income (loss)	—	—	—	—	—	158,162	158,162	(740)	157,422
Change in dividends payable	—	—	—	—	—	160	160	—	160
Common stock repurchased	—	—	—	—	(102,304)	—	(102,304)	—	(102,304)
Common stock retired	(3,206,553)	(32)	(102,272)	—	102,304	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(18)	—	—	(18)	—	(18)
Stock-based compensation	—	—	12,871	—	—	—	12,871	—	12,871
Restricted stock:
Granted	102,945	1	—	—	—	—	1	—	1
Repurchased and canceled	(13,353)	—	(389)	—	—	—	(389)	—	(389)
Forfeited	(96,099)	(1)	—	—	—	—	(1)	—	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	19,713	19,713
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,110)	(3,110)
Balance at September 30, 2019	371,730,488	$3,717	$1,278,482	$543	$—	$5,269,243	$6,551,985	$362,195	$6,914,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity (Continued)

Three and nine months ended September 30, 2018	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Treasury stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2017	375,219,769	$3,752	$1,409,326	$307	$—	$3,717,818	$5,131,203	$—	$5,131,203
Net income	—	—	—	—	—	233,946	233,946	—	233,946
Other comprehensive income, net of tax	—	—	—	2	—	—	2	—	2
Stock-based compensation	—	—	10,905	—	—	—	10,905	—	10,905
Restricted stock:
Granted	1,180,032	12	—	—	—	—	12	—	12
Repurchased and canceled	(276,108)	(3)	(14,843)	—	—	—	(14,846)	—	(14,846)
Forfeited	(66,489)	(1)	—	—	—	—	(1)	—	(1)
Balance at March 31, 2018	376,057,204	$3,760	$1,405,388	$309	$—	$3,951,764	$5,361,221	$—	$5,361,221
Net income	—	—	—	—	—	242,465	242,465	—	242,465
Other comprehensive income, net of tax	—	—	—	16	—	—	16	—	16
Stock-based compensation	—	—	10,560	—	—	—	10,560	—	10,560
Restricted stock:
Granted	97,459	1	—	—	—	—	1	—	1
Repurchased and canceled	(11,398)	—	(773)	—	—	—	(773)	—	(773)
Forfeited	(112,468)	(1)	—	—	—	—	(1)	—	(1)
Balance at June 30, 2018	376,030,797	$3,760	$1,415,175	$325	$—	$4,194,229	$5,613,489	$—	$5,613,489
Net income	—	—	—	—	—	314,169	314,169	—	314,169
Other comprehensive income, net of tax	—	—	—	105	—	—	105	—	105
Stock-based compensation	—	—	11,731	—	—	—	11,731	—	11,731
Restricted stock:
Granted	55,214	—	—	—	—	—	—	—	—
Repurchased and canceled	(11,142)	—	(684)	—	—	—	(684)	—	(684)
Forfeited	(79,575)	—	—	—	—	—	—	—	—
Balance at September 30, 2018	375,995,294	$3,760	$1,426,222	$430	$—	$4,508,398	$5,938,810	$—	$5,938,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
In thousands	2019	2018
Cash flows from operating activities
Net income	$580,365	$790,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,465,856	1,370,676
Property impairments	66,854	86,715
Non-cash (gain) loss on derivatives, net	(1,303)	12,013
Stock-based compensation	37,153	33,209
Provision for deferred income taxes	177,386	252,012
(Gain) loss on sale of assets, net	647	(8,261)
Loss on extinguishment of debt	4,584	7,133
Other, net	8,036	11,069
Changes in assets and liabilities:
Accounts receivable	(42,269)	(139,219)
Inventories	(21,867)	(7,852)
Other current assets	(3,808)	(4,766)
Accounts payable trade	56,624	32,708
Revenues and royalties payable	(309)	86,814
Accrued liabilities and other	(15,707)	(19,677)
Other noncurrent assets and liabilities	(366)	(2,413)
Net cash provided by operating activities	2,311,876	2,500,741

Cash flows from investing activities
Exploration and development	(2,268,594)	(2,093,010)
Purchase of producing crude oil and natural gas properties	(49,324)	(25,476)
Purchase of other property and equipment	(22,875)	(15,724)
Proceeds from sale of assets	86,866	30,727
Net cash used in investing activities	(2,253,927)	(2,103,483)

Cash flows from financing activities
Credit facility borrowings	776,000	1,706,000
Repayment of credit facility	(476,000)	(1,704,000)
Redemption of Senior Notes	(500,000)	(400,000)
Premium and costs on redemption of Senior Notes	(4,167)	(6,700)
Repayment of other debt	(1,754)	(1,707)
Debt issuance costs	—	(5,543)
Contributions from noncontrolling interests	104,494	—
Distributions to noncontrolling interests	(10,493)	—
Repurchase of common stock	(171,965)	—
Repurchase of restricted stock for tax withholdings	(21,573)	(16,303)
Net cash used in financing activities	(305,458)	(428,253)
Effect of exchange rate changes on cash	20	(11)
Net change in cash and cash equivalents	(247,489)	(31,006)
Cash and cash equivalents at beginning of period	282,749	43,902
Cash and cash equivalents at end of period	$35,260	$12,896

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
A majority of the Company’s operations are located in the North region, with that region comprising 61% of the Company’s crude oil and natural gas production and 74% of its crude oil and natural gas revenues for the nine months ended September 30, 2019. The Company's principal producing properties in the North region are located in the Bakken field of North Dakota and Montana. The Company's operations in the South region continue to expand with its increased activity in the SCOOP and STACK plays and that region comprised 39% of the Company's crude oil and natural gas production and 26% of its crude oil and natural gas revenues for the nine months ended September 30, 2019.
For the nine months ended September 30, 2019, crude oil accounted for 59% of the Company’s total production and 87% of its crude oil and natural gas revenues.
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
The condensed consolidated financial statements as of September 30, 2019 and for the three and nine month periods ended September 30, 2019 and 2018 are unaudited. The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited balance sheet included in the 2018 Form 10-K. The Company has evaluated events or transactions through the date this report on Form 10-Q was filed with the SEC in conjunction with its preparation of these condensed consolidated financial statements.
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
Earnings per share
Basic net income per share is computed by dividing net income attributable to the Company by the weighted-average number of shares outstanding for the period. In periods where the Company has net income, diluted earnings per share reflects the

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

potential dilution of non-vested restricted stock awards, which are calculated using the treasury stock method. The following table presents the calculation of basic and diluted weighted average shares outstanding and net income per share attributable to the Company for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2019	2018	2019	2018
Net income attributable to Continental Resources (numerator)	$158,162	$314,169	$581,695	$790,580
Weighted average shares (denominator):
Weighted average shares - basic	369,739	371,960	371,702	371,810
Non-vested restricted stock	937	2,663	1,804	2,952
Weighted average shares - diluted	370,676	374,623	373,506	374,762
Net income per share attributable to Continental Resources:
Basic	$0.43	$0.84	$1.56	$2.13
Diluted	$0.43	$0.84	$1.56	$2.11

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
The components of inventory as of September 30, 2019 and December 31, 2018 consisted of the following:

In thousands	September 30, 2019	December 31, 2018
Tubular goods and equipment	$15,360	$14,623
Crude oil	94,963	73,921
Total	$110,323	$88,544

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

	Nine months ended September 30,
In thousands	2019	2018
Supplemental cash flow information:
Cash paid for interest	$194,087	$199,960
Cash paid for income taxes	9	—
Cash received for income tax refunds	7	7,786
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	4,313	6,591

As of September 30, 2019 and December 31, 2018, the Company had $236.2 million and $317.5 million, respectively, of accrued capital expenditures included in “Net property and equipment” and “Accounts payable trade” in the condensed consolidated balance sheets.
As of September 30, 2019 and December 31, 2018, the Company had $1.8 million and $9.3 million, respectively, of accrued contributions from noncontrolling interests included in "Receivables–Joint interest and other, net" and "Equity–Noncontrolling interests" in the condensed consolidated balance sheets.
As of September 30, 2019 and December 31, 2018, the Company had $1.0 million and $1.3 million, respectively, of accrued distributions to noncontrolling interests included in "Revenues and royalties payable" and "Equity–Noncontrolling interests" in the condensed consolidated balance sheets.
On January 1, 2019 the Company adopted ASU 2016-02 which resulted in the non-cash recognition of offsetting right-of-use assets and lease liabilities totaling approximately $19 million. See Note 8. Leases for additional information.
Note 4. Revenues
Below is a discussion of the nature, timing, and presentation of revenues arising from the Company's major revenue-generating arrangements.
Operated crude oil revenues – The Company pays third parties to transport the majority of its operated crude oil production from lease locations to downstream market centers, at which time the Company's customers take title and custody of the product in exchange for prices based on the particular market where the product was delivered. Operated crude oil revenues are recognized during the month in which control transfers to the customer and it is probable the Company will collect the consideration it is entitled to receive. Crude oil sales proceeds from operated properties are generally received by the Company within one month after the month in which a sale has occurred. Operated crude oil revenues are presented separately from transportation expenses as the Company controls the operated production prior to its transfer to customers. Transportation expenses associated with the Company's operated crude oil production totaled $53.0 million and $39.3 million for the three months ended September 30, 2019 and 2018, respectively, and $140.7 million and $119.9 million for the nine months ended September 30, 2019 and 2018, respectively.
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
Under certain arrangements, the Company has the right to take a volume of processed residue gas and/or NGLs in-kind at the tailgate of the midstream customer's processing plant in lieu of a monetary settlement for the sale of the Company's operated

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

natural gas production. The Company currently takes certain processed residue gas volumes in kind in lieu of monetary settlement, but does not take NGL volumes. When the Company elects to take volumes in kind, it pays third parties to transport the processed products it took in-kind to downstream delivery points, where it then sells to customers at prices applicable to those downstream markets. In such situations, operated revenues are recognized during the month in which control transfers to the customer at the delivery point and it is probable the Company will collect the consideration it is entitled to receive. Operated sales proceeds are generally received by the Company within one month after the month in which a sale has occurred. In these scenarios, the Company's revenues include the pricing adjustments applied by the midstream processing entity according to the applicable contractual pricing formula, but exclude the transportation expenses the Company incurs to transport the processed products to downstream customers. Transportation expenses associated with these arrangements totaled $9.0 million and $6.7 million for the three months ended September 30, 2019 and 2018, respectively, and $23.9 million and $22.6 million for the nine months ended September 30, 2019 and 2018, respectively.
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
Disaggregation of crude oil and natural gas revenues
The following tables present the disaggregation of the Company's crude oil and natural gas revenues for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30, 2019			Three months ended September 30, 2018
In thousands	North Region	South Region	Total	North Region	South Region	Total
Crude oil revenues:
Operated properties	$593,729	$210,851	$804,580	$634,251	$159,506	$793,757
Non-operated properties	172,383	12,334	184,717	225,513	19,288	244,801
Total crude oil revenues	766,112	223,185	989,297	859,764	178,794	1,038,558
Natural gas revenues:
Operated properties	10,719	71,370	82,089	60,381	140,168	200,549
Non-operated properties	3,068	6,946	10,014	16,397	17,734	34,131
Total natural gas revenues	13,787	78,316	92,103	76,778	157,902	234,680
Crude oil and natural gas sales	$779,899	$301,501	$1,081,400	$936,542	$336,696	$1,273,238

Timing of revenue recognition
Goods transferred at a point in time	$779,899	$301,501	$1,081,400	$936,542	$336,696	$1,273,238
Goods transferred over time	—	—	—	—	—	—
	$779,899	$301,501	$1,081,400	$936,542	$336,696	$1,273,238

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
In thousands	North Region	South Region	Total	North Region	South Region	Total
Crude oil revenues:
Operated properties	$1,787,776	$523,484	$2,311,260	$1,791,045	$443,562	$2,234,607
Non-operated properties	558,893	35,408	594,301	604,700	52,415	657,115
Total crude oil revenues	2,346,669	558,892	2,905,561	2,395,745	495,977	2,891,722
Natural gas revenues:
Operated properties	83,831	290,780	374,611	153,627	388,610	542,237
Non-operated properties	18,985	29,252	48,237	44,058	46,601	90,659
Total natural gas revenues	102,816	320,032	422,848	197,685	435,211	632,896
Crude oil and natural gas sales	$2,449,485	$878,924	$3,328,409	$2,593,430	$931,188	$3,524,618

Timing of revenue recognition
Goods transferred at a point in time	$2,449,485	$878,924	$3,328,409	$2,593,430	$931,188	$3,524,618
Goods transferred over time	—	—	—	—	—	—
	$2,449,485	$878,924	$3,328,409	$2,593,430	$931,188	$3,524,618

Performance obligations
The Company satisfies the performance obligations under its crude oil and natural gas sales contracts upon delivery of its production and related transfer of control to customers. Upon delivery of production, the Company has a right to receive consideration from its customers in amounts determined by the sales contracts.
All of the Company's outstanding crude oil sales contracts at September 30, 2019 are short-term in nature with contract terms of less than one year. For such contracts, the Company has utilized the practical expedient in Accounting Standards Codification ("ASC") 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations, if any, if the performance obligation is part of a contract that has an original expected duration of one year or less.
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
Revenues from previously satisfied performance obligations
To record revenues for commodity sales, at the end of each month the Company estimates the amount of production delivered and sold to customers and the prices to be received for such sales. Differences between estimated revenues and actual amounts received for all prior months are recorded in the month payment is received from the customer and are reflected in the financial statements within the caption "Crude oil and natural gas sales". Revenues recognized during the three and nine months ended September 30, 2019 and 2018 related to performance obligations satisfied in prior reporting periods were not material.

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
At September 30, 2019 the Company had outstanding natural gas derivative contracts as set forth in the table below.

			Collars
			Floors		Ceilings
		Swaps Weighted Average Price	Range	Weighted Average Price	Range	Weighted Average Price
Period and Type of Contract	MMBtus
October 2019 - December 2019
Swaps - Henry Hub	31,734,000	$2.85
November 2019 - December 2019
Collars - Henry Hub	18,300,000		$2.50 - $2.55	$2.52	$3.00 - $3.01	$3.00

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

	Three months ended September 30,		Nine months ended September 30,
In thousands	2019	2018	2019	2018
Cash received (paid) on derivatives:
Natural gas fixed price swaps	$30,484	$(1,477)	$46,799	$7,477
Natural gas collars	—	—	5,417	—
Cash received (paid) on derivatives, net	30,484	(1,477)	52,216	7,477
Non-cash gain (loss) on derivatives:
Natural gas fixed price swaps	(32,606)	(548)	3,468	(12,013)
Natural gas collars	3,317	—	(2,165)	—
Non-cash gain (loss) on derivatives, net	(29,289)	(548)	1,303	(12,013)
Gain (loss) on natural gas derivatives, net	$1,195	$(2,025)	$53,519	$(4,536)

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

In thousands	September 30, 2019	December 31, 2018
Commodity derivative assets:
Gross amounts of recognized assets	$23,456	$16,789
Gross amounts offset on balance sheet	(6,526)	(1,177)
Net amounts of assets on balance sheet	16,930	15,612
Commodity derivative liabilities:
Gross amounts of recognized liabilities	(6,541)	(1,177)
Gross amounts offset on balance sheet	6,526	1,177
Net amounts of liabilities on balance sheet	$(15)	$—

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed consolidated balance sheets.

In thousands	September 30, 2019	December 31, 2018
Derivative assets	$16,930	$15,612
Noncurrent derivative assets	—	—
Net amounts of assets on balance sheet	16,930	15,612
Derivative liabilities	(15)	—
Noncurrent derivative liabilities	—	—
Net amounts of liabilities on balance sheet	(15)	—
Total derivative assets, net	$16,915	$15,612

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
The following tables summarize the valuation of financial instruments by pricing levels that were accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

	Fair value measurements at September 30, 2019 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets:
Swaps	$—	$13,598	$—	$13,598
Collars	—	3,317	—	3,317
Total	$—	$16,915	$—	$16,915

	Fair value measurements at December 31, 2018 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets:
Swaps	$—	$10,130	$—	$10,130
Collars	—	5,482	—	5,482
Total	$—	$15,612	$—	$15,612

Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets are reported at fair value on a nonrecurring basis in the condensed consolidated financial statements. The following methods and assumptions were used to estimate the fair values for those assets.
Asset impairments – Proved crude oil and natural gas properties are reviewed for impairment on a field-by-field basis each quarter. The estimated future cash flows expected in connection with the field are compared to the carrying amount of the field to determine if the carrying amount is recoverable. If the carrying amount of the field exceeds its estimated undiscounted future cash flows, the carrying amount of the field is reduced to its estimated fair value. Risk-adjusted probable and possible reserves may be taken into consideration when determining estimated future net cash flows and fair value when such reserves exist and are economically recoverable. Due to the unavailability of relevant comparable market data, a discounted cash flow method is used to determine the fair value of proved properties. The discounted cash flow method estimates future cash flows based on the Company’s estimates of future crude oil and natural gas production, commodity prices based on commodity futures price strips adjusted for differentials, operating costs, and a risk-adjusted discount rate. The fair value of proved crude oil and natural gas properties is calculated using significant unobservable inputs (Level 3). The following table sets forth quantitative information about the significant unobservable inputs used by the Company at September 30, 2019 to calculate the fair value of proved crude oil and natural gas properties using a discounted cash flow method.

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
For the three and nine months ended September 30, 2019 and 2018, estimated future net cash flows were determined to be in excess of cost basis, therefore no impairment was recorded for the Company’s proved crude oil and natural gas properties for those periods.
Certain unproved crude oil and natural gas properties were impaired during the three and nine months ended September 30, 2019 and 2018, reflecting recurring amortization of undeveloped leasehold costs on properties the Company expects will not be transferred to proved properties over the lives of the leases based on drilling plans, experience of successful drilling, and the average holding period.
The following table sets forth the non-cash impairments of both proved and unproved properties for the indicated periods. Proved and unproved property impairments are recorded under the caption “Property impairments” in the unaudited condensed consolidated statements of comprehensive income.

	Three months ended September 30,		Nine months ended September 30,
In thousands	2019	2018	2019	2018
Proved property impairments	$—	$—	$—	$—
Unproved property impairments	20,199	23,770	66,854	86,715
Total	$20,199	$23,770	$66,854	$86,715

Financial Instruments Not Recorded at Fair Value
The following table sets forth the estimated fair values of financial instruments that are not recorded at fair value in the condensed consolidated financial statements.

	September 30, 2019		December 31, 2018
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt:
Credit facility	$300,000	$300,000	$—	$—
Note payable	5,946	5,900	7,700	7,700
5% Senior Notes due 2022	1,099,097	1,109,400	1,598,404	1,590,900
4.5% Senior Notes due 2023	1,490,728	1,557,400	1,488,960	1,476,300
3.8% Senior Notes due 2024	994,016	1,019,800	993,151	947,200
4.375% Senior Notes due 2028	989,398	1,033,200	988,617	942,800
4.9% Senior Notes due 2044	691,644	709,600	691,517	618,800
Total debt	$5,570,829	$5,735,300	$5,768,349	$5,583,700
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Long-Term Debt
Long-term debt, net of unamortized discounts, premiums, and debt issuance costs totaling $35.1 million and $39.4 million at September 30, 2019 and December 31, 2018, respectively, consists of the following.

In thousands	September 30, 2019	December 31, 2018
Credit facility	$300,000	$—
Note payable	5,946	7,700
5% Senior Notes due 2022	1,099,097	1,598,404
4.5% Senior Notes due 2023	1,490,728	1,488,960
3.8% Senior Notes due 2024	994,016	993,151
4.375% Senior Notes due 2028	989,398	988,617
4.9% Senior Notes due 2044	691,644	691,517
Total debt	$5,570,829	$5,768,349
Less: Current portion of long-term debt	2,416	2,360
Long-term debt, net of current portion	$5,568,413	$5,765,989
Credit Facility
The Company has an unsecured credit facility, maturing on April 9, 2023, with aggregate lender commitments totaling $1.5 billion. The Company had $300 million of outstanding borrowings on its credit facility at September 30, 2019, which were incurred to fund a portion of the Company's $500 million redemption of its 2022 Notes in September 2019 as discussed below. Credit facility borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company's senior, unsecured, long-term indebtedness. The weighted-average interest rate on outstanding credit facility borrowings at September 30, 2019 was 3.6%.
The Company had approximately $1.2 billion of borrowing availability on its credit facility at September 30, 2019 and incurs commitment fees based on currently assigned credit ratings of 0.20% per annum on the daily average amount of unused borrowing availability.
The credit facility contains certain restrictive covenants including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by the sum of net debt plus total shareholders' equity plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014. The Company was in compliance with the credit facility covenants at September 30, 2019.
Senior Notes
The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at September 30, 2019.

	2022 Notes (1)	2023 Notes	2024 Notes	2028 Notes	2044 Notes
Face value (in thousands)	$1,100,000	$1,500,000	$1,000,000	$1,000,000	$700,000
Maturity date	Sep 15, 2022	April 15, 2023	June 1, 2024	January 15, 2028	June 1, 2044
Interest payment dates	March 15, Sep 15	April 15, Oct 15	June 1, Dec 1	Jan 15, July 15	June 1, Dec 1
Make-whole redemption period (2)	—	Jan 15, 2023	Mar 1, 2024	Oct 15, 2027	Dec 1, 2043

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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The indentures governing the Company’s senior notes contain covenants that, among other things, limit the Company’s ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, or consolidate, merge or transfer certain assets. The senior note covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at September 30, 2019.
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
Partial redemptions of senior notes
2019
On September 12, 2019, the Company redeemed $500 million of its previously outstanding $1.6 billion of 5% Senior Notes due 2022. The redemption price was equal to 100.833% of the principal amount called for redemption plus accrued and unpaid interest to the redemption date. The Company funded the redemption using available cash and lower-rate borrowings under its credit facility. The aggregate of the principal amount, redemption premium, and accrued interest paid upon redemption was $516.5 million. The Company recorded a pre-tax loss on extinguishment of debt related to the redemption of $4.6 million, which included the redemption premium and pro-rata write-off of deferred financing costs and unamortized debt premium associated with the notes. The loss is reflected under the caption “Loss on extinguishment of debt” in the unaudited condensed consolidated statements of comprehensive income.
2018
On August 16, 2018, the Company redeemed $400 million of its original outstanding $2.0 billion of 5% Senior Notes due 2022. The redemption price was equal to 101.667% of the principal amount called for redemption plus accrued and unpaid interest to the redemption date. The aggregate of the principal amount, redemption premium, and accrued interest paid upon redemption was $415.1 million. The Company recorded a pre-tax loss on extinguishment of debt related to the redemption of $7.1 million, which included the redemption premium and pro-rata write-off of deferred financing costs and unamortized debt premium associated with the notes.
Note payable
In February 2012, 20 Broadway Associates LLC, a wholly-owned subsidiary of the Company, borrowed $22 million under a 10-year amortizing term loan secured by the Company’s corporate office building in Oklahoma City, Oklahoma. The loan bears interest at a fixed rate of 3.14% per annum. Principal and interest are payable monthly through the loan’s maturity date of February 26, 2022. Accordingly, approximately $2.4 million is reflected as a current liability under the caption “Current portion of long-term debt” in the condensed consolidated balance sheets as of September 30, 2019.
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

paid, the Company's share of these costs are included in property and equipment, production expenses, or general and administrative expenses, as applicable.
The Company’s lease liabilities recognized on the balance sheet as a lessee totaled $10.2 million as of September 30, 2019 at discounted present value, which is comprised of the asset classes reflected in the table below. All leases recognized on the Company's balance sheet are classified as operating leases.

In thousands	Amount
Drilling rig commitments	$4,706
Surface use agreements	3,932
Field equipment	1,238
Other	343
Total	$10,219

Drilling rig commitments reflected above represent minimum payment obligations expected to be incurred on enforceable commitments with durations in excess of one year at the inception of the lease.
Minimum future commitments by year for the Company's operating leases as of September 30, 2019 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the balance sheet.

In thousands	Amount
Remainder of 2019	$1,797
2020	3,959
2021	710
2022	696
2023	629
Thereafter	5,322
Total operating lease liabilities, at undiscounted value	$13,113
Less: Imputed interest	(2,894)
Total operating lease liabilities, at discounted present value	$10,219
Less: Current portion of operating lease liabilities	(5,242)
Operating lease liabilities, net of current portion	$4,977

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

In thousands, except weighted average data	Three months ended September 30, 2019	Nine months ended September 30, 2019
Lease costs:
Operating lease costs	$2,784	$9,330
Variable lease costs	3,820	11,633
Short-term lease costs	47,956	142,634
Total lease costs	$54,560	$163,597

Other information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$615	$615
Operating cash flows from operating leases included in lease liabilities	202	600
Weighted average remaining lease term as of September 30, 2019 (in years)		9.2
Weighted average discount rate as of September 30, 2019		4.8%

Note 9. Commitments and Contingencies
Included below is a discussion of certain future commitments and contingencies of the Company as of September 30, 2019.
Drilling rig commitments – As of September 30, 2019, the Company has drilling rig contracts with various terms extending to September 2020 to ensure rig availability in its key operating areas. Future operating day-rate commitments as of September 30, 2019 total approximately $57 million, of which $29 million is expected to be incurred in the remainder of 2019 and $28 million in 2020. A portion of these future costs will be borne by other interest owners. Such future commitments include minimum payment obligations with a discounted present value totaling $4.7 million that are required to be recognized on the Company's balance sheet at September 30, 2019 in accordance with ASC Topic 842 as discussed in Note 8. Leases.
Other lease commitments – The Company has various other lease commitments primarily associated with surface use agreements and field equipment. See Note 8. Leases for additional information.
Transportation, gathering, and processing commitments – The Company has entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. The commitments, which have varying terms extending as far as 2031, require the Company to pay per-unit transportation, gathering, or processing charges regardless of the amount of capacity used. Future commitments remaining as of September 30, 2019 under the arrangements amount to approximately $2.26 billion, of which $68 million is expected to be incurred in the remainder of 2019, $285 million in 2020, $332 million in 2021, $330 million in 2022, $331 million in 2023, and $913 million thereafter. A portion of these future costs will be borne by other interest owners. The Company is not committed under the above contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future. These commitments do not qualify as leases under ASC Topic 842 and are not recognized on the Company's balance sheet.
Dividend declaration – See Note 11. Shareholders' Equity for discussion of the Company's dividend payment obligation as of September 30, 2019.
Litigation – In November 2010, a putative class action was filed in the District Court of Blaine County, Oklahoma by Billy J. Strack and Daniela A. Renner as trustees of certain named trusts and on behalf of other similarly situated parties against the Company. The Petition, as amended, alleged the Company improperly deducted post-production costs from royalties paid to plaintiffs and other royalty interest owners from crude oil and natural gas wells located in Oklahoma. The plaintiffs alleged a number of claims, including breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and sought recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the proposed class. The Company denied all allegations and denied that the case was properly brought as a class action. Due to the uncertainty of and burdens of litigation, in February 2018 the Company reached a settlement in connection with this matter, which was subsequently approved by the District Court of Garfield County, Oklahoma in June 2018. Under the settlement, the Company initially

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

expected to make payments and incur costs associated with the settlement of approximately $59.6 million and accrued a loss for such amount at December 31, 2017. The Company has now satisfied substantially all of its monetary obligations under the settlement.
The Company is involved in various other legal proceedings including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, personal injury claims, regulatory compliance matters, disputes with tax authorities and other matters. While the outcome of these legal matters cannot be predicted with certainty, the Company does not expect them to have a material effect on its financial condition, results of operations or cash flows. As of September 30, 2019, the Company had recognized a $3.1 million liability within "Accrued liabilities and other" and a liability of $5.4 million and $4.7 million within “Other noncurrent liabilities” as of September 30, 2019 and December 31, 2018, respectively, for various matters, none of which are believed to be individually significant.
Environmental risk – Due to the nature of the crude oil and natural gas business, the Company is exposed to possible environmental risks. The Company is not aware of any material environmental issues or claims.
Note 10. Stock-Based Compensation
The Company has granted restricted stock to employees and directors pursuant to the Continental Resources, Inc. 2013 Long-Term Incentive Plan ("2013 Plan") as discussed below. The Company’s associated compensation expense, which is included in the caption “General and administrative expenses” in the unaudited condensed consolidated statements of comprehensive income, was $12.9 million and $11.7 million for the three months ended September 30, 2019 and 2018, respectively, and $37.2 million and $33.2 million for the nine months ended September 30, 2019 and 2018, respectively.
In May 2013, the Company adopted the 2013 Plan and reserved 19,680,072 shares of common stock that may be issued pursuant to the plan. As of September 30, 2019, the Company had 13,021,268 shares of common stock available for long-term incentive awards to employees and directors under the 2013 Plan.
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
A summary of changes in non-vested restricted shares outstanding for the nine months ended September 30, 2019 is presented below.

	Number of non-vested shares	Weighted average grant-date fair value
Non-vested restricted shares outstanding at December 31, 2018	4,022,409	$38.44
Granted	1,496,186	43.99
Vested	(1,691,097)	23.48
Forfeited	(314,613)	47.36
Non-vested restricted shares outstanding at September 30, 2019	3,512,885	$47.21

The grant date fair value of restricted stock represents the closing market price of the Company’s common stock on the date of grant. Compensation expense for a restricted stock grant is determined at the grant date fair value and is recognized over the vesting period as services are rendered by employees and directors. The Company estimates the number of forfeitures expected to occur in determining the amount of stock-based compensation expense to recognize. There are no post-vesting restrictions related to the Company’s restricted stock. The fair value at the vesting date of restricted stock that vested during the nine months ended September 30, 2019 was approximately $78 million. As of September 30, 2019, there was approximately $82 million of unrecognized compensation expense related to non-vested restricted stock. This expense is expected to be recognized over a weighted average period of 1.5 years.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Shareholders' Equity
Share repurchase program
In May 2019 the Company's Board of Directors approved the initiation of a share repurchase program to acquire up to $1 billion of the Company's common stock beginning in June 2019 and expected to continue through 2020. As of September 30, 2019, the Company had repurchased and retired 5,006,553 shares under the program at an aggregate cost of $172.0 million.
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
Dividend declaration
In May 2019 the Company's Board of Directors approved the initiation of a dividend payment program and on June 3, 2019 the Company announced a quarterly cash dividend of $0.05 per share on the Company's outstanding common stock, payable on November 21, 2019 to shareholders of record on November 7, 2019.  At September 30, 2019 the Company had an $18.6 million liability associated with its dividend declaration which is included in "Dividends payable" and "Equity–Retained Earnings" in the condensed consolidated balance sheets.
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
The Company's provision for income taxes and resulting effective tax rates were as follows for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Provision for income taxes (in thousands)	$49,747	$97,466	$177,386	$244,234
Effective tax rate	24.0%	23.7%	23.4%	23.6%

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

	Three months ended September 30,		Nine months ended September 30,
In thousands, except tax rates	2019	2018	2019	2018
Income before income taxes	$207,169	$411,635	$757,751	$1,034,814
U.S. federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Expected income tax provision based on U.S. federal statutory tax rate	43,505	86,443	159,128	217,311
Items impacting the effective tax rate:
State and local income taxes, net of federal benefit	7,312	12,349	26,648	31,044
Equity compensation	92	(235)	(8,124)	(2,103)
Other, net	(1,162)	(1,091)	(266)	(2,018)
Provision for income taxes	$49,747	$97,466	$177,386	$244,234
Effective tax rate	24.0%	23.7%	23.4%	23.6%

Note 13. Asset Disposition
In July 2019 the Company sold certain water gathering, recycling, and disposal assets in the STACK play for proceeds of $85.3 million, with no gain or loss recognized. The sale represented an immaterial portion of the Company’s assets and operating results.

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
Third Quarter 2019 Highlights

•	Total production for the third quarter of 2019 averaged 332,315 Boe per day, an increase of 12% compared to the third quarter of 2018.

•	Crude oil production increased 20% over the 2018 third quarter driven by strong production growth in the Bakken field and Project SpringBoard play in SCOOP.

•	Bakken and SCOOP crude oil production increased 13% and 71%, respectively, over the 2018 third quarter.

•
In September 2019 we redeemed $500 million of our $1.6 billion of 5% Senior Notes due 2022 using available cash and lower-rate credit facility borrowings. Debt reduction over the past year has generated a $19.2 million, or 9%, decrease in interest expense for year to date 2019 compared to the comparable 2018 period.

•	In July 2019 we sold certain water gathering, recycling, and disposal assets in the STACK play for $85.3 million, representing a small portion of our broad portfolio of water handling assets.

•	Executed $102.3 million of share repurchases during the 2019 third quarter, bringing total share repurchases to $172.0 million since the inception of our $1 billion repurchase program in June 2019.

The following table contains financial and operating highlights for the periods presented. Average net sales prices exclude any effect of derivative transactions. Per-unit expenses have been calculated using sales volumes.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Average daily production:
Crude oil (Bbl per day)	198,074	164,605	195,209	161,856
Natural gas (Mcf per day)	805,446	793,793	820,679	765,821
Crude oil equivalents (Boe per day)	332,315	296,904	331,989	289,492
Average net sales prices (1):
Crude oil ($/Bbl)	$51.28	$65.78	$51.99	$62.73
Natural gas ($/Mcf)	$1.12	$3.12	$1.78	$2.92
Crude oil equivalents ($/Boe)	$33.30	$44.85	$34.95	$42.80
Crude oil net sales price discount to NYMEX ($/Bbl)	$(5.15)	$(3.72)	$(5.01)	$(4.05)
Natural gas net sales price premium (discount) to NYMEX ($/Mcf)	$(1.11)	$0.22	$(0.90)	$0.03
Production expenses ($/Boe)	$3.73	$3.77	$3.68	$3.62
Production taxes (% of net crude oil and natural gas sales)	8.5%	8.0%	8.4%	7.8%
Depreciation, depletion, amortization and accretion ($/Boe)	$15.81	$17.15	$16.18	$17.35
Total general and administrative expenses ($/Boe)	$1.54	$1.61	$1.57	$1.70

(1)	See the subsequent section titled Non-GAAP Financial Measures for a discussion and calculation of net sales prices, which are non-GAAP measures.

Three months ended September 30, 2019 compared to the three months ended September 30, 2018
Results of Operations
The following table presents selected financial and operating information for the periods presented.

	Three months ended September 30,
In thousands	2019	2018
Crude oil and natural gas sales	$1,081,400	$1,273,238
Gain (loss) on natural gas derivatives, net	1,195	(2,025)
Crude oil and natural gas service operations	21,602	10,938
Total revenues	1,104,197	1,282,151
Operating costs and expenses	(825,473)	(790,843)
Other expenses, net	(71,555)	(79,673)
Income before income taxes	207,169	411,635
Provision for income taxes	(49,747)	(97,466)
Net income	$157,422	$314,169
Production volumes:
Crude oil (MBbl)	18,223	15,144
Natural gas (MMcf)	74,101	73,029
Crude oil equivalents (MBoe)	30,573	27,315
Sales volumes:
Crude oil (MBbl)	18,258	15,190
Natural gas (MMcf)	74,101	73,029
Crude oil equivalents (MBoe)	30,608	27,361
Production
The following table summarizes the changes in our average daily Boe production by major operating area for the third quarter period.

Boe production per day	3Q 2019	3Q 2018	% Change
Bakken	191,268	167,643	14%
SCOOP	80,115	63,270	27%
STACK	53,070	56,129	(5%)
All other	7,862	9,862	(20%)
Total	332,315	296,904	12%
The following tables reflect our production by product and region for the periods presented.

	Three months ended September 30,				Volume increase	Volume percent increase
	2019		2018
	Volume	Percent	Volume	Percent
Crude oil (MBbl)	18,223	60%	15,144	55%	3,079	20%
Natural gas (MMcf)	74,101	40%	73,029	45%	1,072	1%
Total (MBoe)	30,573	100%	27,315	100%	3,258	12%

	Three months ended September 30,				Volume increase	Volume percent increase
	2019		2018
	MBoe	Percent	MBoe	Percent
North Region	18,312	60%	16,252	59%	2,060	13%
South Region	12,261	40%	11,063	41%	1,198	11%
Total	30,573	100%	27,315	100%	3,258	12%

The increase in crude oil production for the 2019 third quarter was primarily driven by a 1,558 MBbls, or 13%, increase in Bakken production due to additional wells being completed. Additionally, crude oil production from the SCOOP play increased 1,308 MBbls, or 71%, from the prior year third quarter due to new well completions in our oil-weighted Project SpringBoard, while crude oil production in the STACK play increased 278 MBbls, or 41%, from new well completions.
The increase in natural gas production for the 2019 third quarter was driven by a 3,690 MMcf, or 17%, increase in Bakken gas production in conjunction with the aforementioned increase in Bakken crude oil production over the prior year third quarter. Additionally, natural gas production from the SCOOP play increased 1,448 MMcf, or 6%, in conjunction with the aforementioned increase in SCOOP crude oil production over the prior year third quarter. These increases were nearly offset by reduced production in various other areas from natural declines and limited natural gas drilling activities due to an increased focus on developing our oil-weighted assets offering better rates of return.
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
Net crude oil and natural gas sales. Net crude oil and natural gas sales totaled $1.02 billion for the third quarter of 2019, a 17% decrease compared to net sales of $1.23 billion for the 2018 third quarter due to a decrease in net sales prices partially offset by higher sales volumes as discussed below.
Total sales volumes for the third quarter of 2019 increased 3,247 MBoe, or 12%, compared to the 2018 third quarter, reflecting an increase in oil-weighted drilling and completion activities over the past year. For the third quarter of 2019, our crude oil sales volumes increased 20% from the comparable 2018 period, while our natural gas sales volumes increased 1%.
Our crude oil net sales prices averaged $51.28 per barrel in the 2019 third quarter, a decrease of 22% compared to $65.78 per barrel for the 2018 third quarter primarily due to lower crude oil market prices. The differential between NYMEX West Texas Intermediate ("WTI") calendar month prices and our realized crude oil net sales prices averaged $5.15 per barrel for the 2019 third quarter compared to $3.72 per barrel for the 2018 third quarter. The increased differential primarily reflects relative growth in our North region crude oil production which typically has higher transportation costs compared to our South region production which is closer in proximity to regional refineries and the crude oil trading hub in Cushing, Oklahoma.
Our natural gas net sales prices averaged $1.12 per Mcf for the 2019 third quarter, a decrease of 64% compared to $3.12 per Mcf for the 2018 third quarter. The difference between our net sales prices and NYMEX Henry Hub calendar month prices was a discount of $1.11 per Mcf for the 2019 third quarter compared to a premium of $0.22 per Mcf for the 2018 third quarter. We sell the majority of our operated natural gas production to midstream customers at lease locations based on market prices in the field where the sales occur. The field markets are impacted by residue gas and natural gas liquids ("NGLs") prices at secondary, downstream markets. NGL prices in 2019 have decreased significantly compared to 2018 levels in conjunction with decreased crude oil prices and other factors, resulting in reduced price realizations for our natural gas sales stream relative to benchmark prices.
Derivatives. Changes in natural gas market prices during the third quarter of 2019 had a favorable impact on the fair value of our natural gas derivatives, which resulted in positive revenue adjustments of $1.2 million in the current period compared to negative revenue adjustments of $2.0 million in the comparable 2018 period.
Crude oil and natural gas service operations.  Our crude oil and natural gas service operations consist primarily of revenues associated with water gathering, recycling, and disposal activities and the treatment and sale of crude oil reclaimed from waste products. Revenues associated with such activities increased $10.7 million, or 97%, from $10.9 million for the 2018 third quarter to $21.6 million for the 2019 third quarter due to an increase in the magnitude of water handling and recycling activities compared to the prior period. The increased activities also resulted in higher service-related expenses compared to the prior period.
Operating Costs and Expenses
Production Expenses. Production expenses increased $11.1 million, or 11%, from $103.0 million for the third quarter of 2018 to $114.1 million for the third quarter of 2019 primarily due to an increase in the number of producing wells and related 12% increase in sales volumes. Production expenses on a per-Boe basis decreased to an average of $3.73 for the 2019 third quarter compared to $3.77 per Boe recognized for the 2018 third quarter.

Production Taxes. Production taxes decreased $11.7 million, or 12%, to $86.9 million for the third quarter of 2019 compared to $98.6 million for the third quarter of 2018 primarily due to a 15% decrease in crude oil and natural gas sales. Our production taxes as a percentage of net crude oil and natural gas sales increased from 8.0% for the third quarter of 2018 to 8.5% for the third quarter of 2019 primarily resulting from the aforementioned increase in natural gas production volumes in North Dakota compared to the prior period. Natural gas production taxes in North Dakota are based on a per-Mcf rate applied to the quantity of volumes sold rather than being derived from the wellhead value of sales, which resulted in higher natural gas production taxes from increased North Dakota production despite lower revenues, thereby increasing our average production tax rate.
Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $14.7 million, or 3%, to $484.0 million for the third quarter of 2019 compared to $469.3 million for the third quarter of 2018 due to an increase in total sales volumes, the impact of which was partially offset by a reduction in our DD&A rate per Boe as further discussed below. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Three months ended September 30,
$/Boe	2019	2018
Crude oil and natural gas	$15.58	$16.91
Other equipment	0.16	0.18
Asset retirement obligation accretion	0.07	0.06
Depreciation, depletion, amortization and accretion	$15.81	$17.15
The reduction in our DD&A rate for crude oil and natural gas properties resulted from an increase in proved developed reserves over which costs are depleted, along with improvements in drilling efficiencies and completion methods that have resulted in an increase in the quantity of proved reserves found and developed per dollar invested.
Property Impairments. There were no proved property impairments recognized in the third quarter periods of 2019 and 2018. Impairments of unproved properties decreased $3.6 million, or 15%, to $20.2 million for the 2019 third quarter compared to $23.8 million for the 2018 third quarter due to a reduction in the balance of unamortized leasehold costs over the past year.
General and Administrative Expenses. Total G&A expenses increased $2.8 million, or 6%, to $47.0 million for the third quarter of 2019 compared to $44.2 million for the third quarter of 2018. Total G&A expenses include non-cash charges for equity compensation of $12.9 million and $11.7 million for the third quarters of 2019 and 2018, respectively. G&A expenses other than equity compensation included in the total G&A expense figure above totaled $34.1 million for the 2019 third quarter, an increase of $1.6 million, or 5%, compared to $32.5 million for the 2018 third quarter driven by higher corporate and personnel-related costs in 2019 associated with the growth in our operations over the past year.
The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Three months ended September 30,
$/Boe	2019	2018
General and administrative expenses	$1.12	$1.18
Non-cash equity compensation	0.42	0.43
Total general and administrative expenses	$1.54	$1.61
The decrease in total G&A expenses on a per-Boe basis was driven by a 12% increase in total sales volumes from new well completions with a minimal increase in G&A expenses.
Interest Expense. Interest expense decreased $5.3 million, or 7%, to $68.1 million for the third quarter of 2019 compared to $73.4 million for the third quarter of 2018 due to a decrease in total outstanding debt. Our weighted average outstanding debt balance was $5.8 billion for the 2019 third quarter compared to $6.2 billion for the 2018 third quarter. The 2019 third quarter includes $5.0 million of interest expense associated with the $500 million portion of our 2022 Notes that was redeemed on September 12, 2019.
Income Taxes. For the third quarters of 2019 and 2018 we provided for income taxes at a combined federal and state tax rate of 24.5% and 24.0%, respectively, of pre-tax income generated by our operations in the United States. We recorded income tax provisions of $49.7 million and $97.5 million for the third quarters of 2019 and 2018, respectively, which resulted in effective tax rates of 24.0% and 23.7%, respectively, after taking into account statutory tax rates, permanent taxable differences, tax effects from equity compensation, and other items. See Notes to Unaudited Condensed Consolidated Financial Statements–Note 12. Income Taxes for a summary of the sources and tax effects of items comprising our effective tax rates.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Results of Operations
The following table presents selected financial and operating information for the periods presented.

	Nine months ended September 30,
In thousands	2019	2018
Crude oil and natural gas sales	$3,328,409	$3,524,618
Gain (loss) on natural gas derivatives, net	53,519	(4,536)
Crude oil and natural gas service operations	54,886	40,210
Total revenues	3,436,814	3,560,292
Operating costs and expenses	(2,473,277)	(2,296,986)
Other expenses, net	(205,786)	(228,492)
Income before income taxes	757,751	1,034,814
Provision for income taxes	(177,386)	(244,234)
Net income	$580,365	$790,580
Production volumes:
Crude oil (MBbl)	53,292	44,187
Natural gas (MMcf)	224,045	209,069
Crude oil equivalents (MBoe)	90,633	79,031
Sales volumes:
Crude oil (MBbl)	53,179	44,183
Natural gas (MMcf)	224,045	209,069
Crude oil equivalents (MBoe)	90,520	79,028
Production
The following tables reflect our production by product and region for the periods presented.

	Nine months ended September 30,				Volume increase	Volume percent increase
	2019		2018
	Volume	Percent	Volume	Percent
Crude oil (MBbl)	53,292	59%	44,187	56%	9,105	21%
Natural gas (MMcf)	224,045	41%	209,069	44%	14,976	7%
Total (MBoe)	90,633	100%	79,031	100%	11,602	15%

	Nine months ended September 30,				Volume increase	Volume percent increase
	2019		2018
	MBoe	Percent	MBoe	Percent
North Region	55,464	61%	46,829	59%	8,635	18%
South Region	35,169	39%	32,202	41%	2,967	9%
Total	90,633	100%	79,031	100%	11,602	15%
The increase in crude oil production for year to date 2019 was primarily driven by a 6,531 MBbls, or 19%, increase in Bakken production due to additional wells being completed. Additionally, crude oil production from the SCOOP play increased 2,640 MBbls, or 53%, from the prior year period due to new well completions in our oil-weighted Project SpringBoard.
The increase in natural gas production for year to date 2019 was primarily driven by a 14,009 MMcf, or 23%, increase in Bakken gas production in conjunction with the aforementioned increase in Bakken crude oil production over the prior year period.
Revenues
Net crude oil and natural gas sales. Net crude oil and natural gas sales for year to date 2019 totaled $3.16 billion, a decrease of 6% compared to net sales of $3.38 billion for the comparable 2018 period due to a decrease in net sales prices partially offset by higher sales volumes as discussed below.

Total sales volumes for year to date 2019 increased 11,492 MBoe, or 15%, compared to year to date 2018, reflecting an increase in oil-weighted drilling and completion activities over the past year. For year to date 2019, our crude oil sales volumes increased 20% from the comparable 2018 period, while our natural gas sales volumes increased 7%.
Our crude oil net sales prices averaged $51.99 per barrel for year to date 2019, a decrease of 17% compared to $62.73 per barrel for year to date 2018 primarily due to lower crude oil market prices. The differential between NYMEX WTI calendar month prices and our realized crude oil net sales prices averaged $5.01 per barrel for year to date 2019 compared to $4.05 per barrel for year to date 2018. The increased differential primarily reflects relative growth in our North region crude oil production which typically has higher transportation costs compared to our South region production which is closer in proximity to regional refineries and the crude oil trading hub in Cushing, Oklahoma.
Our natural gas net sales prices averaged $1.78 per Mcf for year to date 2019, a decrease of 39% compared to $2.92 per Mcf for year to date 2018. The difference between our net sales prices and NYMEX Henry Hub calendar month prices was a discount of $0.90 per Mcf for year to date 2019 compared to a premium of $0.03 per Mcf for the year to date 2018 period. As discussed above, NGL prices have decreased significantly over prior year levels in conjunction with decreased crude oil prices and other factors, resulting in reduced price realizations in 2019 for our natural gas sales stream relative to benchmark prices.
Derivatives. Changes in natural gas market prices during the nine months ended September 30, 2019 had a favorable impact on the fair value of our natural gas derivatives, which resulted in positive revenue adjustments of $53.5 million for the period compared to negative revenue adjustments of $4.5 million in the comparable 2018 period.
Crude oil and natural gas service operations. Revenues associated with our crude oil and natural gas service operations increased $14.7 million, or 36%, from $40.2 million for year to date 2018 to $54.9 million for year to date 2019 due to an increase in the magnitude of water handling and recycling activities compared to the prior period. The increased activities also resulted in higher service-related expenses compared to the prior period.
Operating Costs and Expenses
Production Expenses. Production expenses increased $47.2 million, or 17%, from $286.2 million for year to date 2018 to $333.4 million for year to date 2019 primarily due to an increase in the number of producing wells and related 15% increase in sales volumes. Production expenses on a per-Boe basis averaged $3.68 for year to date 2019 compared to $3.62 per Boe recognized for the comparable 2018 period.
Production Taxes. Production taxes increased $4.5 million, or 2%, to $267.2 million for year to date 2019 compared to $262.7 million for year to date 2018, despite lower revenues, due in part to legislation enacted in Oklahoma in 2018 that increased the state's production tax rate, effective July 1, 2018, from 2% to 5% for the first 36 months of production for wells commencing production after July 1, 2015. Additionally, the aforementioned increase in natural gas production volumes in North Dakota over the past year, which has a per-Mcf natural gas production tax rate assessed on volumes sold, also contributed to the increase in production taxes. As a result of these factors, our production taxes as a percentage of net crude oil and natural gas sales increased from 7.8% for year to date 2018 to 8.4% for year to date 2019.
Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $93.8 million, or 7%, to $1.46 billion for year to date 2019 compared to $1.37 billion for the comparable 2018 period due to an increase in total sales volumes, the impact of which was partially offset by the aforementioned reduction in our DD&A rate per Boe in 2019. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Nine months ended September 30,
$/Boe	2019	2018
Crude oil and natural gas	$15.95	$17.10
Other equipment	0.16	0.19
Asset retirement obligation accretion	0.07	0.06
Depreciation, depletion, amortization and accretion	$16.18	$17.35
Property Impairments. There were no proved property impairments recognized during the year to date periods of 2019 and 2018. Impairments of unproved properties decreased $19.8 million, or 23%, to $66.9 million for year to date 2019 compared to $86.7 million for year to date 2018 due to a reduction in the balance of unamortized leasehold costs over the past year.
General and Administrative Expenses. Total G&A expenses increased $7.4 million, or 6%, to $141.8 million for year to date 2019 compared to $134.4 million for year to date 2018. Total G&A expenses include non-cash charges for equity compensation of $37.2 million and $33.2 million for the year to date periods of 2019 and 2018, respectively. G&A expenses other than equity compensation included in the total G&A expense figure above totaled $104.6 million for year to date 2019, an increase of $3.4 million, or 3%, compared to $101.2 million for the comparable 2018 period driven by higher corporate and personnel-related costs in 2019 associated with the growth in our operations over the past year.
The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Nine months ended September 30,
$/Boe	2019	2018
General and administrative expenses	$1.16	$1.28
Non-cash equity compensation	0.41	0.42
Total general and administrative expenses	$1.57	$1.70
The decrease in G&A expenses on a per-Boe basis was driven by a 15% increase in total sales volumes from new well completions with a minimal increase in G&A expenses.
Interest Expense. Interest expense decreased $19.2 million, or 9%, to $204.4 million for year to date 2019 compared to $223.6 million for the comparable 2018 period due to a decrease in total outstanding debt. Our weighted average outstanding debt balance for year to date 2019 was $5.8 billion compared to $6.3 billion for year to date 2018. The year to date 2019 period includes $17.5 million of interest expense associated with the $500 million portion of our 2022 Notes that was redeemed on September 12, 2019.
Income Taxes. For the nine months ended September 30, 2019 and 2018 we provided for income taxes at a combined federal and state tax rate of 24.5% and 24.0%, respectively, of pre-tax income generated by our operations in the United States. We recorded income tax provisions of $177.4 million and $244.2 million for the year to date periods of 2019 and 2018, respectively, which resulted in effective tax rates of 23.4% and 23.6%, respectively, after taking into account statutory tax rates, permanent taxable differences, tax effects from equity compensation, and other items. See Notes to Unaudited Condensed Consolidated Financial Statements–Note 12. Income Taxes for a summary of the sources and tax effects of items comprising our effective tax rates for the nine months ended September 30, 2019 and 2018.
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
Based on our planned capital spending, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our credit facility and senior note indentures for at least the next 12 months. Further, we expect to meet in the ordinary course of business other contractual cash commitments to third parties as of September 30, 2019, including those described in Note 9. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements, recognizing we may be required to meet such commitments even if our business plan assumptions were to change. We monitor our capital spending closely based on actual and projected cash flows and have the ability to reduce spending or dispose of assets to preserve liquidity and financial flexibility if needed to fund our operations.
Cash Flows
Cash flows provided by operating activities
Net cash provided by operating activities totaled $2.31 billion and $2.50 billion for the nine months ended September 30, 2019 and 2018, respectively. The decrease in operating cash flows was primarily due to a decrease in crude oil and natural gas commodity prices coupled with increases in production expenses and transportation expenses from higher sales volumes. The reduced cash flows from these factors were partially offset by lower interest expenses and higher cash gains on matured natural gas derivatives compared to the 2018 period.
Cash flows used in investing activities
Net cash used in investing activities totaled $2.25 billion and $2.10 billion for the nine months ended September 30, 2019 and 2018, respectively. The increase in spending resulted from changes in the timing of our annual capital spending between periods. The use of cash for capital expenditures was partially offset by proceeds received from asset dispositions, which totaled $86.9 million and $30.7 million for the year to date periods of 2019 and 2018, respectively.

Cash flows used in financing activities
Net cash used in financing activities for the nine months ended September 30, 2019 totaled $305.5 million, which partly represents cash used to fund our partial redemption of 2022 Notes in September 2019. We funded the redemption using a combination of available cash and lower-rate borrowings under our credit facility. Additionally, $172.0 million of cash was used to repurchase shares of our common stock under our share repurchase program initiated in June 2019. These cash outflows were partially offset by $104.5 million of cash inflows for contributions received from Franco-Nevada Corporation for the funding of its share of mineral acquisition costs incurred by The Mineral Resources Company II, LLC as described below under the heading "Mineral acquisition relationship."
Net cash used in financing activities for the nine months ended September 30, 2018 totaled $428.3 million, primarily representing cash used to fund our $400 million partial redemption of 2022 Notes in August 2018.
Future Sources of Financing
Although we cannot provide any assurance, we believe funds from operating cash flows and availability under our credit facility should be sufficient to meet our cash requirements inclusive of, but not limited to, normal operating needs, debt service obligations, planned capital expenditures, dividend payments, share repurchases, and commitments for at least the next 12 months.
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
As of September 30, 2019 we had $300 million of outstanding borrowings and approximately $1.2 billion of borrowing availability on our credit facility.
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
We were in compliance with our credit facility covenants at September 30, 2019 and expect to maintain compliance for at least the next 12 months. At September 30, 2019, our consolidated net debt to total capitalization ratio was 0.42 to 1.00. We do not believe the credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing to a material extent if needed to support our business.

Future Capital Requirements
Senior notes
Our debt includes outstanding senior note obligations totaling $5.3 billion at September 30, 2019. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 7. Long-Term Debt in Notes to Unaudited Condensed Consolidated Financial Statements.
We were in compliance with our senior note covenants at September 30, 2019 and expect to maintain compliance for at least the next 12 months. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt would not trigger additional senior note covenants.
Mineral acquisition relationship
In October 2018, Continental entered into a strategic relationship with Franco-Nevada Corporation to acquire oil and gas mineral interests within an area of mutual interest in the SCOOP and STACK plays through a minerals subsidiary named The Mineral Resources Company II, LLC ("TMRC II"). Under the relationship, the parties have committed, subject to satisfaction of agreed upon acreage development thresholds, to spend a remaining aggregate total of approximately $188 million through year-end 2021 to acquire mineral interests. Continental is to fund 20% of future mineral acquisitions and will be entitled to receive between 25% and 50% of total revenues generated by TMRC II based upon performance relative to predetermined production targets, while Franco-Nevada will fund 80% of future acquisitions and will be entitled to receive between 50% and 75% of TMRC II's revenues. Based upon production targets achieved to date, Continental is currently earning 50% of TMRC II's revenues and such allocation is expected to continue through at least year-end 2020.
Capital expenditures
Our capital expenditures budget for 2019 is $2.6 billion. Acquisition expenditures are not budgeted, with the exception of planned levels of spending for mineral acquisitions made in conjunction with our relationship with Franco-Nevada. For the nine months ended September 30, 2019, we invested $2.12 billion in our capital program excluding $139.8 million of unbudgeted acquisitions and excluding $81.3 million of capital costs associated with reduced accruals for capital expenditures as compared to December 31, 2018. Our 2019 year to date capital expenditures were allocated as shown in the table below. Our pace of capital spending is expected to continue slowing in the fourth quarter in conjunction with a lower level of drilling and completion activities.

In millions	1Q 2019	2Q 2019	3Q 2019	YTD 2019
Exploration and development drilling	$631.1	$569.7	$578.1	$1,778.9
Land costs (1)	66.1	66.4	55.9	188.4
Capital facilities, workovers and other corporate assets	52.6	52.4	47.3	152.3
Seismic	0.4	0.3	0.2	0.9
Capital expenditures, excluding unbudgeted acquisitions	750.2	688.8	681.5	2,120.5
Acquisitions of producing properties	15.8	4.7	28.8	49.3
Acquisitions of non-producing properties	—	79.8	10.7	90.5
Total unbudgeted acquisitions	15.8	84.5	39.5	139.8
Total capital expenditures	$766.0	$773.3	$721.0	$2,260.3

(1)	Year-to-date amount includes $120 million of mineral acquisitions made by TMRC II during the nine months ended September 30, 2019, of which $96 million was recouped from Franco-Nevada.
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

Commitments and contingencies
Refer to Note 9. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements for discussion of certain future commitments and contingencies of the Company as of September 30, 2019. We believe our cash flows from operations and amounts available under our credit facility will be sufficient to satisfy such commitments and contingencies.
Dividend declaration
In May 2019 our Board of Directors approved the initiation of a dividend payment program and on June 3, 2019 we announced a quarterly cash dividend of $0.05 per share on our outstanding common stock, payable on November 21, 2019 to shareholders of record on November 7, 2019. As of September 30, 2019 our dividend payment obligation is estimated to be approximately $18.6 million. Any future dividends beyond our initial November dividend are subject to approval by our Board of Directors.
Share repurchase program
In May 2019 our Board of Directors approved the initiation of a share repurchase program to acquire up to $1 billion of our common stock beginning in June 2019 and expected to continue through 2020. Our repurchase program is one component of the Company’s shareholder return strategy that also includes the initiation of a quarterly dividend as discussed above. We intend to purchase shares under the program opportunistically using available funds while maintaining sufficient liquidity to fund our operating needs, capital program, and dividend payments. As of September 30, 2019, we had repurchased and retired 5,006,553 shares under the program at an aggregate cost of $172.0 million. Our share repurchase program does not require the Company to repurchase a specific number of shares and may be modified, suspended, or terminated by our Board of Directors at any time.
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

The following tables present a reconciliation of crude oil and natural gas sales (GAAP) to net crude oil and natural gas sales and related net sales prices (non-GAAP) for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30, 2019			Three months ended September 30, 2018
In thousands	Crude oil	Natural gas	Total	Crude oil	Natural gas	Total
Crude oil and natural gas sales (GAAP)	$989,297	$92,103	$1,081,400	$1,038,558	$234,680	$1,273,238
Less: Transportation expenses	(53,038)	(9,000)	(62,038)	(39,336)	(6,672)	(46,008)
Net crude oil and natural gas sales (non-GAAP)	$936,259	$83,103	$1,019,362	$999,222	$228,008	$1,227,230
Sales volumes (MBbl/MMcf/MBoe)	18,258	74,101	30,608	15,190	73,029	27,361
Net sales price (non-GAAP)	$51.28	$1.12	$33.30	$65.78	$3.12	$44.85

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
In thousands	Crude oil	Natural gas	Total	Crude oil	Natural gas	Total
Crude oil and natural gas sales (GAAP)	$2,905,561	$422,848	$3,328,409	$2,891,722	$632,896	$3,524,618
Less: Transportation expenses	(140,666)	(23,903)	(164,569)	(119,939)	(22,620)	(142,559)
Net crude oil and natural gas sales (non-GAAP)	$2,764,895	$398,945	$3,163,840	$2,771,783	$610,276	$3,382,059
Sales volumes (MBbl/MMcf/MBoe)	53,179	224,045	90,520	44,183	209,069	79,028
Net sales price (non-GAAP)	$51.99	$1.78	$34.95	$62.73	$2.92	$42.80

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
General. We are exposed to a variety of market risks including commodity price risk, credit risk, and interest rate risk. We seek to address these risks through a program of risk management which may include the use of derivative instruments.
Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for crude oil and natural gas has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index prices. Based on our average daily production for the nine months ended September 30, 2019, and excluding any effect of our derivative instruments in place, our annual revenue would increase or decrease by approximately $713 million for each $10.00 per barrel change in crude oil prices at September 30, 2019 and $300 million for each $1.00 per Mcf change in natural gas prices at September 30, 2019.
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
Changes in natural gas prices during the nine months ended September 30, 2019 had an overall favorable impact on the fair value of our derivative instruments. For the nine months ended September 30, 2019, we recognized non-cash mark-to-market gains on natural gas derivatives of $1.3 million coupled with cash gains on natural gas derivatives of $52.2 million.
The fair value of our natural gas derivative instruments at September 30, 2019 was a net asset of $16.9 million. An assumed increase in the forward prices used in the September 30, 2019 valuation of our natural gas derivatives of $1.00 per MMBtu would change our natural gas derivative valuation to a net liability of approximately $9 million at September 30, 2019. Conversely, an assumed decrease in forward prices of $1.00 per MMBtu would increase our natural gas derivative asset to approximately $47 million at September 30, 2019. Changes in the fair value of our natural gas derivatives from the above price sensitivities would produce a corresponding change in our total revenues.
Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our crude oil and natural gas production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($707 million in receivables at September 30, 2019); our joint interest and other receivables ($339 million at September 30, 2019); and counterparty credit risk associated with our derivative instrument receivables ($17 million at September 30, 2019).
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
Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $69 million at September 30, 2019, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on a co-owner's interest in the well to redirect production proceeds in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.
Our use of derivative instruments involves the risk that our counterparties will be unable to meet their commitments under the arrangements. We manage this risk by using multiple counterparties who we consider to be financially strong in order to minimize our exposure to credit risk with any individual counterparty.

Interest Rate Risk. Our exposure to changes in interest rates relates primarily to variable-rate borrowings we may have outstanding from time to time under our credit facility. Such borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to our senior, unsecured, long-term indebtedness. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates.
We had $300 million of variable rate borrowings outstanding on our credit facility at September 30, 2019. The impact of a 0.25% increase in interest rates on this amount of debt would result in increased interest expense and reduced income before income taxes of approximately $0.8 million per year.
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

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of September 30, 2019 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2019, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers – The table below provides information about purchases of shares of our common stock during the three months ended September 30, 2019.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
July 1, 2019 to July 31, 2019:
Share repurchase program (1)	540,000	$38.04	540,000	$909.8
August 1, 2019 to August 31, 2019:
Share repurchase program (1)	2,141,553	$30.58	2,141,553	$844.3
Repurchases for tax withholdings (2)	10,316	$28.86
September 1, 2019 to September 30, 2019:
Share repurchase program (1)	525,000	$31.01	525,000	$828.0
Repurchases for tax withholdings (2)	3,037	$30.31
Total for the quarter	3,219,906	$31.89	3,206,553

(1)
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

(2)
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

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

32**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	Inline XBRL Instance Document - the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL RESOURCES, INC.

Date:	October 30, 2019	By:	/s/ John D. Hart
John D. Hart
Sr. Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)