Form 10-Q
period 2020-03-31
CONTINENTAL RESOURCES, INC
filed 2020-05-11
CIK 732834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
365,152,819 shares of our $0.01 par value common stock were outstanding on April 30, 2020.

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

Cautionary Statement for Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
This report and information incorporated by reference in this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including, but not limited to, forecasts or expectations regarding the Company's business and statements or information concerning the Company’s future operations, performance, financial condition, production and reserves, schedules, plans, timing of development, rates of return, budgets, costs, business strategy, objectives, and cash flows, included in this report are forward-looking statements. The words “could,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “budget,” “target,” “plan,” “continue,” “potential,” “guidance,” “strategy” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
Forward-looking statements may include, but are not limited to, statements about:

•	our strategy;

•	our business and financial plans;

•	our future operations;

•	our crude oil and natural gas reserves and related development plans;

•	technology;

•	future crude oil, natural gas liquids, and natural gas prices and differentials;

•	the timing and amount of future production of crude oil and natural gas and flaring activities;

•	the amount, nature and timing of capital expenditures;

•	estimated revenues, expenses and results of operations;

•	drilling and completing of wells;

•	shutting in of production and the resumption of production activities;

•	competition;

•	marketing of crude oil and natural gas;

•	transportation of crude oil, natural gas liquids, and natural gas to markets;

•	property exploitation, property acquisitions and dispositions, or joint development opportunities;

•	costs of exploiting and developing our properties and conducting other operations;

•	our financial position, dividend payments, bond repurchases, or share repurchases;

•
the impact of the COVID-19 (novel coronavirus) pandemic on economic conditions, the demand for crude oil, the Company's operations and the operations of its customers, suppliers, and service providers;

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

Forward-looking statements are based on the Company’s current expectations and assumptions about future events and currently available information as to the outcome and timing of future events. Although the Company believes these assumptions and expectations are reasonable, they are inherently subject to numerous business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company's control. No assurance can be given that such expectations will be correct or achieved or that the assumptions are accurate or will not change over time. The risks and uncertainties that may affect the operations, performance and results of the business and forward-looking statements include, but are not limited to, those risk factors and other cautionary statements described under Part II, Item 1A. Risk Factors and elsewhere in this report, our Annual Report on Form 10-K for the year ended December 31, 2019, registration statements we file from time to time with the Securities and Exchange Commission, and other announcements we make from time to time.
Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any consequent worsening of the global economic environment. New factors emerge from time to time, and it is not possible for us to predict all such factors. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which such statement is made. Should one or more of the risks or uncertainties described in this report or our Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, the Company's actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements are expressly qualified in their entirety by this cautionary statement.

Except as expressly stated above or otherwise required by applicable law, the Company undertakes no obligation to publicly correct or update any forward-looking statement whether as a result of new information, future events or circumstances after the date of this report, or otherwise.

PART I. Financial Information

ITEM 1.	Financial Statements
Continental Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
In thousands, except par values and share data	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$517,571	$39,400
Receivables:
Crude oil and natural gas sales	389,203	726,876
Joint interest and other	305,519	317,018
Allowance for credit losses	(2,694)	(2,407)
Receivables, net	692,028	1,041,487
Inventories	62,600	109,536
Prepaid expenses and other	22,973	16,592
Total current assets	1,295,172	1,207,015
Net property and equipment, based on successful efforts method of accounting	14,436,112	14,497,726
Operating lease right-of-use assets	12,684	9,128
Other noncurrent assets	12,743	14,038
Total assets	$15,756,711	$15,727,907

Liabilities and equity
Current liabilities:
Accounts payable trade	$673,669	$629,264
Revenues and royalties payable	239,245	470,264
Accrued liabilities and other	160,596	230,368
Current portion of operating lease liabilities	6,243	3,695
Current portion of long-term debt	2,455	2,435
Total current liabilities	1,082,208	1,336,026
Long-term debt, net of current portion	5,964,589	5,324,079
Other noncurrent liabilities:
Deferred income tax liabilities, net	1,737,112	1,787,125
Asset retirement obligations, net of current portion	156,126	151,774
Operating lease liabilities, net of current portion	6,340	5,433
Other noncurrent liabilities	13,078	15,119
Total other noncurrent liabilities	1,912,656	1,959,451
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 365,117,003 shares issued and outstanding at March 31, 2020; 371,074,036 shares issued and outstanding at December 31, 2019	3,651	3,711
Additional paid-in capital	1,157,866	1,274,732
Retained earnings	5,258,845	5,463,224
Total shareholders’ equity attributable to Continental Resources	6,420,362	6,741,667
Noncontrolling interests	376,896	366,684
Total equity	6,797,258	7,108,351
Total liabilities and equity	$15,756,711	$15,727,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended March 31,
In thousands, except per share data	2020	2019
Revenues:
Crude oil and natural gas sales	$862,743	$1,109,584
Loss on natural gas derivatives, net	—	(1,124)
Crude oil and natural gas service operations	18,058	15,774
Total revenues	880,801	1,124,234

Operating costs and expenses:
Production expenses	118,478	106,966
Production taxes	71,224	86,441
Transportation expenses	60,502	49,139
Exploration expenses	11,637	1,837
Crude oil and natural gas service operations	5,910	7,186
Depreciation, depletion, amortization and accretion	536,696	495,019
Property impairments	222,529	25,316
General and administrative expenses	42,911	47,617
Net (gain) loss on sale of assets and other	4,502	(252)
Total operating costs and expenses	1,074,389	819,269
Income (loss) from operations	(193,588)	304,965
Other income (expense):
Interest expense	(63,594)	(67,837)
Gain on extinguishment of debt	17,631	—
Other	532	1,355
	(45,431)	(66,482)
Income (loss) before income taxes	(239,019)	238,483
(Provision) benefit for income taxes	52,235	(51,990)
Net income (loss)	(186,784)	186,493
Net loss attributable to noncontrolling interests	(1,120)	(483)
Net income (loss) attributable to Continental Resources	$(185,664)	$186,976

Net income (loss) per share attributable to Continental Resources:
Basic	$(0.51)	$0.50
Diluted	$(0.51)	$0.50

Comprehensive income (loss):
Net income (loss)	$(186,784)	$186,493
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	116
Total other comprehensive income, net of tax	—	116
Comprehensive income (loss)	(186,784)	186,609
Comprehensive loss attributable to noncontrolling interests	(1,120)	(483)
Comprehensive income (loss) attributable to Continental Resources	$(185,664)	$187,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity

Three months ended March 31, 2020	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Treasury stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2019	371,074,036	$3,711	$1,274,732	$—	$—	$5,463,224	$6,741,667	$366,684	$7,108,351
Net income (loss)	—	—	—	—	—	(185,664)	(185,664)	(1,120)	(186,784)
Cumulative effect adjustment from adoption of ASU 2016-13	—	—	—	—	—	(137)	(137)	—	(137)
Cash dividends declared ($0.05 per share)	—	—	—	—	—	(18,580)	(18,580)	—	(18,580)
Change in dividends payable	—	—	—	—	—	2	2	—	2
Common stock repurchased	—	—	—	—	(126,906)	—	(126,906)	—	(126,906)
Common stock retired	(8,122,104)	(81)	(126,825)	—	126,906	—	—	—	—
Stock-based compensation	—	—	16,411	—	—	—	16,411	—	16,411
Restricted stock:
Granted	2,454,235	24	—	—	—	—	24	—	24
Repurchased and canceled	(246,346)	(2)	(6,452)	—	—	—	(6,454)	—	(6,454)
Forfeited	(42,818)	(1)	—	—	—	—	(1)	—	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	16,950	16,950
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,618)	(5,618)
Balance at March 31, 2020	365,117,003	$3,651	$1,157,866	$—	$—	$5,258,845	$6,420,362	$376,896	$6,797,258

Three months ended March 30, 2019	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Treasury stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2018	376,021,575	$3,760	$1,434,823	$415	$—	$4,706,135	$6,145,133	$276,728	$6,421,861
Net income (loss)	—	—	—	—	—	186,976	186,976	(483)	186,493
Other comprehensive income, net of tax	—	—	—	116	—	—	116	—	116
Stock-based compensation	—	—	12,095	—	—	—	12,095	—	12,095
Restricted stock:
Granted	1,333,602	13	—	—	—	—	13	—	13
Repurchased and canceled	(439,419)	(4)	(20,618)	—	—	—	(20,622)	—	(20,622)
Forfeited	(147,074)	(1)	—	—	—	—	(1)	—	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	42,204	42,204
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,856)	(3,856)
Balance at March 31, 2019	376,768,684	$3,768	$1,426,300	$531	$—	$4,893,111	$6,323,710	$314,593	$6,638,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
In thousands	2020	2019
Cash flows from operating activities
Net income (loss)	$(186,784)	$186,493
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	536,786	496,561
Property impairments	222,529	25,316
Non-cash loss on derivatives	—	14,186
Stock-based compensation	16,441	12,107
Provision (benefit) for deferred income taxes	(50,012)	51,990
Dry hole costs	6,259	—
Net (gain) loss on sale of assets and other	4,502	(252)
Gain on extinguishment of debt	(17,631)	—
Other, net	2,911	3,683
Changes in assets and liabilities:
Accounts receivable	344,845	(78,027)
Inventories	22,417	(14,742)
Other current assets	(4,848)	(5,786)
Accounts payable trade	70,084	24,341
Revenues and royalties payable	(231,990)	6,282
Accrued liabilities and other	(70,274)	(563)
Other noncurrent assets and liabilities	(1,417)	(81)
Net cash provided by operating activities	663,818	721,508

Cash flows from investing activities
Exploration and development	(673,191)	(732,770)
Purchase of producing crude oil and natural gas properties	(19,258)	(15,849)
Purchase of other property and equipment	(14,923)	(4,951)
Proceeds from sale of assets	633	499
Net cash used in investing activities	(706,739)	(753,071)

Cash flows from financing activities
Credit facility borrowings	1,130,000	100,000
Repayment of credit facility	(450,000)	(100,000)
Repurchase of senior notes	(22,527)	—
Repayment of other debt	(603)	(576)
Contributions from noncontrolling interests	21,254	38,242
Distributions to noncontrolling interests	(5,212)	(3,874)
Repurchase of common stock	(126,906)	—
Repurchase of restricted stock for tax withholdings	(6,454)	(20,622)
Dividends paid on common stock	(18,460)	—
Net cash provided by financing activities	521,092	13,170
Effect of exchange rate changes on cash	—	15
Net change in cash and cash equivalents	478,171	(18,378)
Cash and cash equivalents at beginning of period	39,400	282,749
Cash and cash equivalents at end of period	$517,571	$264,371

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
The Company's operations in the North region comprised 58% of its crude oil and natural gas production and 69% of its crude oil and natural gas revenues for the three months ended March 31, 2020. The Company's principal producing properties in the North region are located in the Bakken field of North Dakota and Montana. The Company's operations in the South region comprised 42% of its crude oil and natural gas production and 31% of its crude oil and natural gas revenues for the three months ended March 31, 2020. The Company's principal producing properties in the South region are located in the SCOOP and STACK areas of Oklahoma.
For the three months ended March 31, 2020, crude oil accounted for 56% of the Company’s total production and 90% of its crude oil and natural gas revenues.
Note 2. Basis of Presentation and Significant Accounting Policies
Basis of presentation
The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities in which the Company has a controlling financial interest. Intercompany accounts and transactions have been eliminated upon consolidation. Noncontrolling interests reflected herein represent third party ownership in the net assets of consolidated subsidiaries. The portions of consolidated net income (loss) and equity attributable to the noncontrolling interests are presented separately in the Company’s financial statements.
This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”), although the Company believes the disclosures are adequate to make the information not misleading. You should read this Quarterly Report on Form 10-Q (“Form 10-Q”) together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.
The condensed consolidated financial statements as of March 31, 2020 and for the three month periods ended March 31, 2020 and 2019 are unaudited. The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited balance sheet included in the 2019 Form 10-K. The Company has evaluated events or transactions through the date this report on Form 10-Q was filed with the SEC in conjunction with its preparation of these condensed consolidated financial statements.
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
Earnings per share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company by the weighted-average number of shares outstanding for the period. In periods where the Company has net income, diluted earnings per share reflects the potential dilution of non-vested restricted stock awards, which are calculated using the treasury stock method. The

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

following table presents the calculation of basic and diluted weighted average shares outstanding and net income (loss) per share attributable to the Company for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
In thousands, except per share data	2020	2019
Net income (loss) attributable to Continental Resources (numerator)	$(185,664)	$186,976
Weighted average shares (denominator):
Weighted average shares - basic	365,403	372,563
Non-vested restricted stock (1)	—	1,911
Weighted average shares - diluted	365,403	374,474
Net income (loss) per share attributable to Continental Resources:
Basic	$(0.51)	$0.50
Diluted	$(0.51)	$0.50

(1)
For the three months ended March 31, 2020 the Company had a net loss and therefore the potential dilutive effect of approximately 594,000 weighted average non-vested restricted shares were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive to the computation.

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
The components of inventory as of March 31, 2020 and December 31, 2019 consisted of the following:

In thousands	March 31, 2020	December 31, 2019
Tubular goods and equipment	$15,853	$14,880
Crude oil	46,747	94,656
Total	$62,600	$109,536

For the three months ended March 31, 2020, the Company recognized a $24.5 million impairment to reduce its crude oil inventory to estimated net realizable value at March 31, 2020. The impairment is included in the caption “Property impairments” in the unaudited condensed consolidated statements of comprehensive income (loss).
Adoption of new accounting pronouncement
On January 1, 2020 the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See Note 5. Allowance for Credit Losses for discussion of the adoption impact and the applicable disclosures required by the new standard.
New accounting pronouncement not yet adopted
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard eliminates certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The new guidance also clarifies certain aspects of the existing guidance, among other things. The standard is effective for interim and annual periods beginning after December 15, 2020 and shall be applied on either a prospective basis, a retrospective basis for all periods presented, or a modified retrospective basis through a cumulative-effect adjustment to retained earnings depending on which aspects of the new standard are applicable to an entity. The Company continues to evaluate the new standard and is unable to estimate its financial statement impact at this time; however, the impact is not expected to be material.

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

	Three months ended March 31,
In thousands	2020	2019
Supplemental cash flow information:
Cash paid for interest	$51,111	$61,964
Cash paid for income taxes	8	9
Cash received for income tax refunds (1)	9,485	4
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	2,508	2,570

(1) Amount received in the 2020 period primarily represents alternative minimum tax refunds.

As of March 31, 2020 and December 31, 2019, the Company had $232.2 million and $262.7 million, respectively, of accrued capital expenditures included in “Net property and equipment” and “Accounts payable trade” in the condensed consolidated balance sheets.
As of March 31, 2020 and December 31, 2019, the Company had $1.3 million and $5.6 million, respectively, of accrued contributions from noncontrolling interests included in "Receivables–Joint interest and other" and "Equity–Noncontrolling interests" in the condensed consolidated balance sheets.
As of March 31, 2020 and December 31, 2019, the Company had $1.9 million and $1.5 million, respectively, of accrued distributions to noncontrolling interests included in "Revenues and royalties payable" and "Equity–Noncontrolling interests" in the condensed consolidated balance sheets.
Note 4. Revenues
Below is a discussion of the nature, timing, and presentation of revenues arising from the Company's major revenue-generating arrangements.
Operated crude oil revenues – The Company pays third parties to transport the majority of its operated crude oil production from lease locations to downstream market centers, at which time the Company's customers take title and custody of the product in exchange for prices based on the particular market where the product was delivered. Operated crude oil revenues are recognized during the month in which control transfers to the customer and it is probable the Company will collect the consideration it is entitled to receive. Crude oil sales proceeds from operated properties are generally received by the Company within one month after the month in which a sale has occurred. Operated crude oil revenues are presented separately from transportation expenses as the Company controls the operated production prior to its transfer to customers. Transportation expenses associated with the Company's operated crude oil production totaled $50.4 million and $41.6 million for the three months ended March 31, 2020 and 2019, respectively.
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
Under certain arrangements, the Company has the right to take a volume of processed residue gas and/or NGLs in-kind at the tailgate of the midstream customer's processing plant in lieu of a monetary settlement for the sale of the Company's operated natural gas production. The Company currently takes certain processed residue gas volumes in kind in lieu of monetary settlement, but does not currently take NGL volumes. When the Company elects to take volumes in kind, it pays third parties to

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

transport the processed products it took in-kind to downstream delivery points, where it then sells to customers at prices applicable to those downstream markets. In such situations, operated revenues are recognized during the month in which control transfers to the customer at the delivery point and it is probable the Company will collect the consideration it is entitled to receive. Operated sales proceeds are generally received by the Company within one month after the month in which a sale has occurred. In these scenarios, the Company's revenues include the pricing adjustments applied by the midstream processing entity according to the applicable contractual pricing formula, but exclude the transportation expenses the Company incurs to transport the processed products to downstream customers. Transportation expenses associated with these arrangements totaled $10.1 million and $7.5 million for the three months ended March 31, 2020 and 2019, respectively.
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
Revenues from derivative instruments – See Note 6. Derivative Instruments for discussion of the Company's accounting for its derivative instruments.
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
Disaggregation of crude oil and natural gas revenues
The following tables present the disaggregation of the Company's crude oil and natural gas revenues for the three months ended March 31, 2020 and 2019.

	Three months ended March 31, 2020			Three months ended March 31, 2019
In thousands	North Region	South Region	Total	North Region	South Region	Total
Crude oil revenues:
Operated properties	$448,930	$179,176	$628,106	$585,605	$136,547	$722,152
Non-operated properties	132,939	12,725	145,664	178,728	10,238	188,966
Total crude oil revenues	581,869	191,901	773,770	764,333	146,785	911,118
Natural gas revenues:
Operated properties	11,588	72,306	83,894	51,461	124,698	176,159
Non-operated properties	1,720	3,359	5,079	10,866	11,441	22,307
Total natural gas revenues	13,308	75,665	88,973	62,327	136,139	198,466
Crude oil and natural gas sales	$595,177	$267,566	$862,743	$826,660	$282,924	$1,109,584

Timing of revenue recognition
Goods transferred at a point in time	$595,177	$267,566	$862,743	$826,660	$282,924	$1,109,584
Goods transferred over time	—	—	—	—	—	—
	$595,177	$267,566	$862,743	$826,660	$282,924	$1,109,584

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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

All of the Company's outstanding crude oil sales contracts at March 31, 2020 are short-term in nature with contract terms of less than one year. For such contracts, the Company has utilized the practical expedient in Accounting Standards Codification ("ASC") 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations, if any, if the performance obligation is part of a contract that has an original expected duration of one year or less.
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
Contract balances
Under the Company’s crude oil and natural gas sales contracts or activities that give rise to service revenues, the Company recognizes revenue after its performance obligations have been satisfied, at which point the Company has an unconditional right to receive payment. Accordingly, the Company’s commodity sales contracts and service activities generally do not give rise to contract assets or contract liabilities under ASC Topic 606. Instead, the Company's unconditional rights to receive consideration are presented as a receivable within "Receivables–Crude oil and natural gas sales" or "Receivables–Joint interest and other", as applicable, in its condensed consolidated balance sheets.
Revenues from previously satisfied performance obligations
To record revenues for commodity sales, at the end of each month the Company estimates the amount of production delivered and sold to customers and the prices to be received for such sales. Differences between estimated revenues and actual amounts received for all prior months are recorded in the month payment is received from the customer and are reflected in the financial statements within the caption "Crude oil and natural gas sales". Revenues recognized during the three months ended March 31, 2020 and 2019 related to performance obligations satisfied in prior reporting periods were not material.
Note 5. Allowance for Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced the previously required incurred loss approach with a forward-looking expected credit loss model for accounts receivable and other financial instruments measured at amortized cost. The standard became effective for reporting periods beginning after December 15, 2019. The Company adopted the new standard on January 1, 2020 using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company's cumulative effect adjustment resulted in a $0.1 million decrease in retained earnings and corresponding decrease in receivables via the recognition of an incremental allowance for credit losses at January 1, 2020.
The Company's principal exposure to credit risk is through the sale of its crude oil and natural gas production and its receivables associated with billings to joint interest owners. Accordingly, the Company classifies its receivables into two portfolio segments as depicted on the condensed consolidated balance sheets as "Receivables—Crude oil and natural gas sales” and "Receivables—Joint interest and other.” Presented below are applicable disclosures required by ASU 2016-13 for each portfolio segment.

Historically, the Company's credit losses on receivables have been immaterial. The Company’s aggregate allowance for credit losses totaled $2.7 million and $2.4 million at March 31, 2020 and December 31, 2019, respectively, which is reported as "Allowance for credit losses" in the condensed consolidated balance sheets. Aggregate credit loss expenses totaled $0.7 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively, which is included in “General and administrative expenses” in the unaudited condensed consolidated statements of comprehensive income (loss).
Receivables—Crude oil and natural gas sales
The Company's crude oil and natural gas production from operated properties is generally sold to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies. The Company monitors its credit loss exposure to these counterparties primarily by reviewing credit ratings, financial statements, and payment history. Credit terms are extended based on an evaluation of each counterparty’s credit worthiness. The Company has not generally required its counterparties to provide collateral to secure its crude oil and natural gas sales receivables.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Receivables associated with crude oil and natural gas sales are short term in nature. Receivables from the sale of crude oil and natural gas from operated properties are generally collected within one month after the month in which a sale has occurred, while receivables associated with non-operated properties are generally collected within two to three months after the month in which production occurs.
The Company’s allowance for credit losses on crude oil and natural gas sales was less than $0.1 million at both March 31, 2020 and December 31, 2019. The allowance was determined by considering a number of factors, primarily including the Company’s history of credit losses with adjustment as needed to reflect current conditions, the length of time accounts are past due, whether amounts relate to operated properties or non-operated properties, and the counterparty's ability to pay. There were no significant write-offs, recoveries, or changes in the provision for credit losses on this portfolio segment during the three months ended March 31, 2020.
Receivables—Joint interest and other
Joint interest and other receivables primarily arise from billing the individuals and entities who own a partial interest in the wells we operate. Joint interest receivables are due within 30 days and are considered delinquent after 60 days. In order to minimize our exposure to credit risk with these counterparties we generally request prepayment of drilling costs where it is allowed by contract or state law. Such prepayments are used to offset future capital costs when billed, thereby reducing the Company's credit risk. We may have the right to place a lien on a co-owner's interest in the well, to net production proceeds against amounts owed in order to secure payment or, if necessary, foreclose on the co-owner's interest.
The Company’s allowance for credit losses on joint interest receivables totaled $2.7 million and $2.4 million at March 31, 2020 and December 31, 2019, respectively. The allowance was determined by considering a number of factors, primarily including the Company’s history of credit losses with adjustment as needed to reflect current conditions, the length of time accounts are past due, the ability to recoup amounts owed through netting of production proceeds, the balance of co-owner prepayments if any, and the co-owner's ability to pay. There were no significant write-offs, recoveries, or changes in the provision for credit losses on this portfolio segment during the three months ended March 31, 2020.

Note 6. Derivative Instruments
Natural gas derivatives
As of and for the three months ended March 31, 2019 the Company had outstanding natural gas derivative contracts to economically hedge against the variability in cash flows associated with sales of natural gas production. Such contracts matured in 2019 and the Company had no commodity derivative contracts outstanding at December 31, 2019 and March 31, 2020.
The Company recognizes its derivative instruments, if any, on the balance sheet as either assets or liabilities measured at fair value. The estimated fair value of derivatives is based upon various factors, including commodity exchange prices, over-the-counter quotations and, in the case of collars, volatility, the risk-free interest rate, and the time to expiration. Historically, the Company has not designated its derivatives as hedges for accounting purposes and, as a result, marked its derivative instruments to fair value and recognized the changes in fair value in the unaudited condensed consolidated statements of comprehensive income (loss) under the caption “Loss on natural gas derivatives, net”.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Natural gas derivative gains and losses
Cash receipts in the following table reflect the gain on derivative contracts which matured during the applicable period, calculated as the difference between the contract price and the market settlement price of matured contracts. The Company's 2019 natural gas derivatives were settled based upon reported NYMEX Henry Hub settlement prices. Non-cash losses below represent the change in fair value of derivative instruments which continued to be held at period end, if any, and the reversal of previously recognized non-cash gains or losses on derivative contracts that matured during the period.

	Three months ended March 31,
In thousands	2020	2019
Cash received on derivatives:
Natural gas fixed price swaps	$—	$7,645
Natural gas collars	—	5,417
Cash received on derivatives, net	—	13,062
Non-cash loss on derivatives:
Natural gas fixed price swaps	—	(8,704)
Natural gas collars	—	(5,482)
Non-cash loss on derivatives, net	—	(14,186)
Loss on natural gas derivatives, net	$—	$(1,124)

Note 7. Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company's derivative instruments, if any, are reported at fair value on a recurring basis. In determining the fair values of swap contracts, a discounted cash flow method is used due to the unavailability of relevant comparable market data for the Company’s exact contracts. The discounted cash flow method estimates future cash flows based on quoted market prices for forward commodity prices and a risk-adjusted discount rate. The fair values of swap contracts are calculated mainly using significant observable inputs (Level 2). Calculation of the fair values of collars requires the use of an industry-standard option pricing model that considers various inputs including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. These assumptions are observable in the marketplace or can be corroborated by active markets or broker quotes and are therefore designated as Level 2 within the valuation hierarchy. The Company’s calculation of fair value for each of its derivative positions is compared to the counterparty valuation for reasonableness.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The Company had no outstanding commodity derivative instruments at March 31, 2020 and December 31, 2019.

Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets are reported at fair value on a nonrecurring basis in the condensed consolidated financial statements. The following methods and assumptions were used to estimate the fair values for those assets.
Asset impairments – Proved crude oil and natural gas properties are reviewed for impairment on a field-by-field basis each quarter. The estimated future cash flows expected in connection with the field are compared to the carrying amount of the field to determine if the carrying amount is recoverable. If the carrying amount of the field exceeds its estimated undiscounted future cash flows, the carrying amount of the field is reduced to its estimated fair value. Risk-adjusted probable and possible reserves may be taken into consideration when determining estimated future net cash flows and fair value when such reserves exist and are economically recoverable. Due to the unavailability of relevant comparable market data, a discounted cash flow method is used to determine the fair value of proved properties. Significant unobservable inputs (Level 3) utilized in the determination of discounted future net cash flows include future commodity prices adjusted for differentials, forecasted production based on decline curve analysis, estimated future operating and development costs, property ownership interests, and a 10% discount rate. At March 31, 2020, the Company's commodity price assumptions were based on forward NYMEX strip prices through year-end 2024 and were then escalated at 3% per year thereafter.
Unobservable inputs to the Company's fair value assessments are reviewed and revised as warranted based on a number of factors, including reservoir performance, new drilling, crude oil and natural gas prices, changes in costs, technological advances, new geological or geophysical data, or other economic factors. Fair value measurements of proved properties are reviewed and approved by certain members of the Company’s management.
For the three months ended March 31, 2020, given the significant declines in commodity prices during the quarter the Company determined the carrying amounts of certain proved properties were not recoverable from future cash flows and therefore were impaired. Such impairments totaled $181.0 million which reflect fair value adjustments on legacy properties in the Red River Units ($166.5 million) and various non-core properties in the North and South regions ($14.5 million). The impaired properties were written down to their estimated fair value of $145.6 million. Impairments for 2020 also include a $24.5 million impairment to reduce the Company's crude oil inventory to estimated net realizable value at March 31, 2020.
For the three months ended March 31, 2019, estimated future net cash flows were determined to be in excess of cost basis, therefore no impairment was recorded for the Company’s proved crude oil and natural gas properties for that period.
Certain unproved crude oil and natural gas properties were impaired during the three months ended March 31, 2020 and 2019, reflecting recurring amortization of undeveloped leasehold costs on properties the Company expects will not be transferred to proved properties over the lives of the leases based on drilling plans, experience of successful drilling, and the average holding period.
The following table sets forth the non-cash impairments of both proved and unproved properties for the indicated periods. Proved and unproved property impairments are recorded under the caption “Property impairments” in the unaudited condensed consolidated statements of comprehensive income (loss).

	Three months ended March 31,
In thousands	2020	2019
Proved property impairments	$205,545	$—
Unproved property impairments	16,984	25,316
Total	$222,529	$25,316

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Financial Instruments Not Recorded at Fair Value
The following table sets forth the estimated fair values of financial instruments that are not recorded at fair value in the condensed consolidated financial statements.

	March 31, 2020		December 31, 2019
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt:
Credit facility	$735,000	$735,000	$55,000	$55,000
Note payable	4,753	4,800	5,351	5,400
5% Senior Notes due 2022	1,099,234	692,400	1,099,165	1,108,700
4.5% Senior Notes due 2023	1,458,753	812,200	1,491,339	1,571,400
3.8% Senior Notes due 2024	987,644	507,700	994,310	1,034,200
4.375% Senior Notes due 2028	989,928	463,700	989,661	1,063,700
4.9% Senior Notes due 2044	691,732	298,600	691,688	742,000
Total debt	$5,967,044	$3,514,400	$5,326,514	$5,580,400
The fair value of credit facility borrowings approximate carrying value based on borrowing rates available to the Company for bank loans with similar terms and maturities and are classified as Level 2 in the fair value hierarchy.
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
Note 8. Long-Term Debt
Long-term debt, net of unamortized discounts, premiums, and debt issuance costs totaling $32.4 million and $33.9 million at March 31, 2020 and December 31, 2019, respectively, consists of the following.

In thousands	March 31, 2020	December 31, 2019
Credit facility	$735,000	$55,000
Note payable	4,753	5,351
5% Senior Notes due 2022	1,099,234	1,099,165
4.5% Senior Notes due 2023	1,458,753	1,491,339
3.8% Senior Notes due 2024	987,644	994,310
4.375% Senior Notes due 2028	989,928	989,661
4.9% Senior Notes due 2044	691,732	691,688
Total debt	$5,967,044	$5,326,514
Less: Current portion of long-term debt	2,455	2,435
Long-term debt, net of current portion	$5,964,589	$5,324,079
Credit Facility
The Company has an unsecured credit facility, maturing on April 9, 2023, with aggregate lender commitments totaling $1.5 billion. The Company had $735 million of outstanding borrowings on its credit facility at March 31, 2020. In March 2020, the Company elected to draw $500 million on its credit facility to increase its cash on hand. At March 31, 2020, the Company's cash on hand totaled $517.6 million.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Credit facility borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company's senior, unsecured, long-term indebtedness. The weighted-average interest rate on outstanding credit facility borrowings at March 31, 2020 was 2.6%.
The Company had approximately $762 million of borrowing availability on its credit facility at March 31, 2020 after considering outstanding borrowings and letters of credit. The Company incurs commitment fees based on currently assigned credit ratings of 0.25% per annum on the daily average amount of unused borrowing availability.
The credit facility contains certain restrictive covenants including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by the sum of net debt plus total shareholders' equity plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014. The Company was in compliance with the credit facility covenants at March 31, 2020.
Senior Notes
The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at March 31, 2020. In March 2020 the Company repurchased a portion of its 2023 Notes and 2024 Notes in open market transactions as further discussed below under the heading Repurchase of Senior Notes.

	2022 Notes (1)	2023 Notes	2024 Notes	2028 Notes	2044 Notes
Face value (in thousands)	$1,100,000	$1,466,625	$993,000	$1,000,000	$700,000
Maturity date	Sep 15, 2022	April 15, 2023	June 1, 2024	January 15, 2028	June 1, 2044
Interest payment dates	March 15, Sep 15	April 15, Oct 15	June 1, Dec 1	Jan 15, July 15	June 1, Dec 1
Make-whole redemption period (2)	—	Jan 15, 2023	Mar 1, 2024	Oct 15, 2027	Dec 1, 2043

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
The indentures governing the Company’s senior notes contain covenants that, among other things, limit the Company’s ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, or consolidate, merge or transfer certain assets. The senior note covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at March 31, 2020.
Three of the Company’s wholly-owned subsidiaries, Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, and The Mineral Resources Company, the value of whose assets, equity, and results of operations are not material, fully and unconditionally guarantee the senior notes on a joint and several basis. The Company’s other subsidiaries, the value of whose assets, equity, and results of operations attributable to the Company are not material, do not guarantee the senior notes.
Repurchase of Senior Notes
In March 2020, the Company repurchased a portion of its 2023 Notes and 2024 Notes in open market transactions at a substantial discount to the face value of the notes, including $33.4 million face value of its 2023 Notes at an aggregate cost of $19.5 million and $7.0 million face value of its 2024 Notes at an aggregate cost of $3.8 million, in each case, including accrued and unpaid interest to the repurchase dates. The repurchased notes were subsequently canceled by the Company. The Company recognized pre-tax gains on extinguishment of debt related to the March 2020 repurchases totaling $17.6 million, which included the pro-rata write-off of deferred financing costs and unamortized debt discount associated with the notes. The gains are reflected in the caption “Gain on extinguishment of debt” in the unaudited condensed consolidated statements of comprehensive income (loss).

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Subsequent to March 31, 2020, the Company repurchased and canceled additional amounts of its 2023 Notes and 2024 Notes. See Note 14. Subsequent Events for further information.
Note payable
In February 2012, 20 Broadway Associates LLC, a wholly-owned subsidiary of the Company, borrowed $22 million under a 10-year amortizing term loan secured by the Company’s corporate office building in Oklahoma City, Oklahoma. The loan bears interest at a fixed rate of 3.14% per annum. Principal and interest are payable monthly through the loan’s maturity date of February 26, 2022. Accordingly, approximately $2.5 million is reflected as a current liability under the caption “Current portion of long-term debt” in the condensed consolidated balance sheets as of March 31, 2020.
Note 9. Leases
The Company’s lease liabilities recognized on the balance sheet as a lessee totaled $12.6 million as of March 31, 2020 at discounted present value, which is comprised of the asset classes reflected in the table below. All leases recognized on the Company's balance sheet are classified as operating leases. The amounts disclosed herein primarily represent costs associated with properties operated by the Company that are presented on a gross basis and do not reflect the Company's net proportionate share of such amounts. A portion of these costs have been or will be billed to other working interest owners. Once paid, the Company's share of these costs are included in property and equipment, production expenses, or general and administrative expenses, as applicable. The Company's leasing activities as a lessor are negligible.

In thousands	Amount
Drilling rig commitments	$6,048
Surface use agreements	5,091
Field equipment	1,105
Other	339
Total	$12,583

Drilling rig commitments reflected above represent minimum payment obligations expected to be incurred on enforceable commitments with durations in excess of one year at the inception of the lease.
Minimum future commitments by year for the Company's operating leases as of March 31, 2020 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the balance sheet.

In thousands	Amount
Remainder of 2020	$4,954
2021	2,574
2022	782
2023	729
2024	456
Thereafter	6,676
Total operating lease liabilities, at undiscounted value	$16,171
Less: Imputed interest	(3,588)
Total operating lease liabilities, at discounted present value	$12,583
Less: Current portion of operating lease liabilities	(6,243)
Operating lease liabilities, net of current portion	$6,340

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Additional information for the Company's operating leases is presented below. Lease costs are reflected at gross amounts and primarily represent costs incurred for drilling rigs, most of which are short term contracts that are not recognized as right-of-use assets and lease liabilities on the balance sheet. Variable lease costs primarily represent differences between minimum payment obligations and actual operating day-rate charges incurred by the Company for its long term drilling rig contracts. Short-term lease costs primarily represent operating day-rate charges for drilling rig contracts with durations of one year or less and month-to-month field equipment rentals.

In thousands, except weighted average data	Three months ended March 31, 2020
Lease costs:
Operating lease costs	$1,260
Variable lease costs	3,223
Short-term lease costs	51,348
Total lease costs	$55,831

Other information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,002
Operating cash flows from operating leases included in lease liabilities	228
Weighted average remaining lease term as of March 31, 2020 (in years)	9.8
Weighted average discount rate as of March 31, 2020	4.1%

Note 10. Commitments and Contingencies
Included below is a discussion of certain future commitments and contingencies of the Company as of March 31, 2020.
Drilling rig commitments – As of March 31, 2020, the Company has drilling rig contracts with various terms extending to April 2021. Future operating day-rate commitments as of March 31, 2020 total approximately $36 million, of which $33 million is expected to be incurred in the remainder of 2020 and $3 million will be incurred in 2021. A portion of these future costs will be borne by other interest owners. Such future commitments include minimum payment obligations with a discounted present value totaling $6.0 million that are required to be recognized on the Company's balance sheet at March 31, 2020 in accordance with ASC Topic 842 as discussed in Note 9. Leases.
Other lease commitments – The Company has various other lease commitments primarily associated with surface use agreements and field equipment. See Note 9. Leases for additional information.
Transportation, gathering, and processing commitments – The Company has entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. The commitments, which have varying terms extending as far as 2031, require the Company to pay per-unit transportation, gathering, or processing charges regardless of the amount of capacity used. Future commitments remaining as of March 31, 2020 under the arrangements amount to approximately $2.11 billion, of which $210 million is expected to be incurred in the remainder of 2020, $326 million in 2021, $329 million in 2022, $331 million in 2023, $298 million in 2024, and $615 million thereafter. A portion of these future costs will be borne by other interest owners. The Company is not committed under the above contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future. These commitments do not qualify as leases under ASC Topic 842 and are not recognized on the Company's balance sheet.
Litigation – The Company is involved in various legal proceedings including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, personal injury claims, regulatory compliance matters, disputes with tax authorities and other matters. As of March 31, 2020 and December 31, 2019, the Company had recognized a liability within “Other noncurrent liabilities” of $7.5 million and $8.7 million, respectively, for various matters, none of which are believed to be individually significant. See Note 14. Subsequent Events for discussion of a new legal matter involving the Company that was initiated subsequent to March 31, 2020.
Environmental risk – Due to the nature of the crude oil and natural gas business, the Company is exposed to possible environmental risks. The Company is not aware of any material environmental issues or claims.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Stock-Based Compensation
The Company has granted restricted stock to employees and directors pursuant to the Continental Resources, Inc. 2013 Long-Term Incentive Plan, as amended ("2013 Plan"). The Company’s associated compensation expense, which is included in the caption “General and administrative expenses” in the unaudited condensed consolidated statements of comprehensive income (loss), was $16.4 million and $12.1 million for the three months ended March 31, 2020 and 2019, respectively.
In March 2019, the Company amended and restated its 2013 Plan and reserved 12,983,543 shares of common stock that may be issued pursuant to the amended plan. The 2013 Plan allows previously issued shares to be reissued if such shares are subsequently forfeited after issuance. As of March 31, 2020, the Company had 10,871,733 shares of common stock available for long-term incentive awards to employees and directors under the 2013 Plan.
Restricted stock is awarded in the name of the recipient and constitutes issued and outstanding shares of the Company’s common stock for all corporate purposes during the period of restriction and, except as otherwise provided under the 2013 Plan or agreement relevant to a given award, includes the right to vote the restricted stock and to receive dividends if any, subject to forfeiture. Restricted stock grants generally vest over periods ranging from 1 to 3 years.
A summary of changes in non-vested restricted shares outstanding for the three months ended March 31, 2020 is presented below.

	Number of non-vested shares	Weighted average grant-date fair value
Non-vested restricted shares outstanding at December 31, 2019	3,461,908	$46.82
Granted	2,454,235	28.41
Vested	(925,568)	46.19
Forfeited	(42,818)	39.88
Non-vested restricted shares outstanding at March 31, 2020	4,947,757	$37.87

The grant date fair value of restricted stock represents the closing market price of the Company’s common stock on the date of grant. Compensation expense for a restricted stock grant is determined at the grant date fair value and is recognized over the vesting period as services are rendered by employees and directors. The Company estimates the number of forfeitures expected to occur in determining the amount of stock-based compensation expense to recognize. There are no post-vesting restrictions related to the Company’s restricted stock. The fair value at the vesting date of restricted stock that vested during the three months ended March 31, 2020 was approximately $24 million. As of March 31, 2020, there was approximately $117 million of unrecognized compensation expense related to non-vested restricted stock. This expense is expected to be recognized over a weighted average period of 1.9 years.
Note 12. Shareholders' Equity
Share repurchases
For the three months ended March 31, 2020, the Company repurchased and retired approximately 8.1 million shares of its common stock at an aggregate cost of $126.9 million. Through March 31, 2020, the Company had repurchased and retired a cumulative total of approximately 13.8 million shares at an aggregate cost of $317.1 million since the inception of its $1 billion share repurchase program in June 2019.
The timing and amount of the Company's share repurchases are subject to market conditions and management discretion. The share repurchase program does not require the Company to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board of Directors at any time.
Dividend payment
On January 27, 2020 the Company declared a quarterly cash dividend of $0.05 per share on its outstanding common stock, which amounted to $18.4 million and was paid on February 21, 2020 to shareholders of record as of February 7, 2020.
To preserve cash in response to the significant reduction in crude oil prices and economic turmoil resulting from the COVID-19 pandemic, in April 2020 the Company’s quarterly dividend was suspended by the Board of Directors until further notice.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Income Taxes
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
The Company's provision (benefit) for income taxes and resulting effective tax rates were as follows for the periods presented.

	Three months ended March 31,
	2020	2019
Provision (benefit) for income taxes (in thousands)	$(52,235)	$51,990
Effective tax rate	21.9%	21.8%

The Company computes its quarterly income tax provision (benefit) under the effective tax rate method based on applying an anticipated annual effective tax rate to year-to-date pre-tax income (loss), except for discrete items. Income taxes for discrete items are computed and recorded in the period in which the specific transaction occurs.
The Company's effective tax rate differs from the United States federal statutory tax rate due to the effect of state income taxes, equity compensation, valuation allowances, and other tax items as reflected in the table below.

	Three months ended March 31,
In thousands, except tax rates	2020	2019
Income (loss) before income taxes	$(239,019)	$238,483
U.S. federal statutory tax rate	21.0%	21.0%
Expected income tax provision (benefit) based on U.S. federal statutory tax rate	(50,194)	50,081
Items impacting the effective tax rate:
State and local income taxes, net of federal benefit	(7,603)	7,798
Equity compensation	3,886	(8,318)
Other, net	(3,189)	2,429
Valuation allowance	4,865	—
Provision (benefit) for income taxes	$(52,235)	$51,990
Effective tax rate	21.9%	21.8%

The Company reduces its deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more-likely-than-not that the Company will not realize some portion or all of the deferred tax assets. The Company considers relevant evidence, both positive and negative, to determine the need for a valuation allowance. Information evaluated includes the Company's financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years. The Company determined it was more-likely-than-not that a portion of its Oklahoma NOL carryforwards would not be able to be utilized before expiration, and a valuation allowance of approximately $4.9 million was established for the deferred tax assets associated with such NOL carryforwards.
The Company will continue to evaluate both the positive and negative evidence on a quarterly basis in determining the need for a valuation allowance with respect to its deferred tax assets. Changes in positive and negative evidence, including differences between estimated and actual results, could result in changes in the valuation of our deferred tax assets that could have a material impact on our consolidated financial statements. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.
Note 14. Subsequent Events
In March 2020, the World Health Organization declared a global pandemic related to the proliferation of COVID-19 (novel coronavirus). The adverse economic effects of the COVID-19 pandemic continue to evolve as of the filing of this report. The catastrophe caused by the COVID-19 pandemic has materially decreased global and domestic demand for crude oil based on changes in consumer behavior and restrictions implemented by governments to mitigate the pandemic. This destruction of

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

demand has led to an unprecedented decline in crude oil prices. In response to these developments, the Company began shutting in production in April 2020 and currently has approximately 70% of its operated crude oil production and associated natural gas shut-in. The duration and extent of our production shut-ins are being evaluated on an ongoing basis and are subject to change as market conditions evolve. Given the uncertain duration of the catastrophe caused by the COVID-19 pandemic and the potential for a longer-term impact on consumer behaviors, the Company is not able to estimate the effects of the pandemic on its results of operations, financial condition, or cash flows for the remainder of 2020. Nevertheless, a near term material negative impact on the Company's production, revenues, cash flows, and earnings is certain to occur for the second quarter of 2020.
On April 15, 2020, Casillas Petroleum Resource Partners II, LLC filed a petition against the Company in the District Court of Tulsa County, State of Oklahoma. In its petition Casillas alleges the Company breached a Purchase and Sale Agreement (“PSA”) to purchase oil and gas interests in Oklahoma for $200 million. Casillas seeks specific performance.  The Company terminated the PSA due to Casillas’ breach of the agreement and denies the allegations and will vigorously defend the claims.  The Company will also seek affirmative relief. The Company is not currently able to estimate what impact, if any, the ultimate resolution of the action will have on its financial condition, results of operations, or cash flows due to the preliminary status of the matter.
In April 2020, the Company repurchased and canceled an additional $17.0 million face value of its 2023 Notes at an aggregate cost of $9.8 million and an additional $82.0 million face value of its 2024 Notes at an aggregate cost of $43.1 million, in each case, including accrued and unpaid interest to the repurchase dates. The Company estimates it will recognize pre-tax gains on extinguishment of debt related to the April 2020 repurchases totaling $47.0 million, which include the pro-rata write-off of deferred financing costs and unamortized debt discount associated with the notes. The reduction in debt and associated extinguishment gains from the April 2020 repurchases will be reflected in the Company's second quarter 2020 results.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and our historical consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2019.
As a result of the catastrophic impact from the COVID-19 pandemic on global and domestic demand for crude oil, our operating results for the first quarter of 2020 discussed below are not indicative of the Company’s expected results for the remainder of 2020. While a material negative impact is expected for the second quarter of 2020, given the uncertainty around the progression of the pandemic, it is difficult to predict the extent to which it will continue to have a significant impact on the Company’s performance during the remainder of 2020 and beyond.
The following discussion and analysis includes forward-looking statements and should be read in conjunction with the risk factors described in Part II, Item 1A. Risk Factors included in this report and in our Form 10-K for the year ended December 31, 2019, along with Cautionary Statement for Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 at the beginning of this report, for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.
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
Business Environment and Outlook
Crude oil prices decreased significantly in March 2020 and continued to decrease in April 2020 to historically low levels. This decline is attributable to a number of factors, most notably the reduced global and domestic demand for crude oil caused by the impact of the COVID-19 pandemic and resulting changes in consumer behavior and restrictions implemented by governments to mitigate the pandemic. Additionally, in March 2020 the alliance between the Organization of Petroleum Exporting Countries ("OPEC") and Russia on production cuts broke down as both sides were unable to reach an agreement on how much to restrict production in order to stabilize crude oil prices. As a result, Saudi Arabia subsequently announced it would significantly increase production and cut the prices at which it sells crude oil. These actions, coupled with the economic impact and uncertainty from COVID-19, resulted in simultaneous supply and demand shocks that triggered a sudden and drastic decrease in crude oil prices in March 2020. In April 2020, the alliance between OPEC and Russia reached an agreement to reduce production and will reconvene in June 2020 to determine whether further reductions are necessary. It is uncertain what impact these production cuts, along with production cuts in the United States and elsewhere, will have on crude oil prices and whether such cuts will be sufficient to offset the demand destruction caused by the COVID-19 pandemic. Given the significant uncertainty around the timing and path of recovery from the pandemic, we have withdrawn our financial and operational guidance for 2020.
Company management is actively evaluating the impact of COVID-19 on its operations, financial condition, suppliers, industry, and workforce. In light of the challenges facing our business and industry, we have acted to implement cost saving initiatives in order to preserve financial flexibility, liquidity, and the strength of our balance sheet. We have significantly reduced our capital spending and continue to diligently evaluate and adjust our spending plans on an ongoing basis based on market conditions. As of April 30, 2020, we have reduced our operated rig count by 70% since the beginning of the year. Further, we currently have zero completion crews running in the Bakken and plan to average one completion crew in the South for the remainder of 2020. We are committed to the responsible stewardship of our assets and, with minimal long-term service or supply contracts in place, have the ability to reduce our spending in response to changes in market conditions to preserve our assets and better align our spending with expected available cash flows.
In response to the significant reduction in crude oil prices and expectations for crude oil transportation and storage limitations, we began shutting in production in April and currently have approximately 70% of our operated crude oil production and associated natural gas shut-in. The duration and extent of our production shut-ins are being evaluated on an ongoing basis and are subject to change as market conditions evolve. Other operators are also shutting in production, which will adversely impact production originating from our non-operated properties. These actions, coupled with historically low crude oil prices, are expected to result in a material reduction in our revenues and cash flows, the amount of which is uncertain due to ongoing volatility in commodity prices and uncertainty regarding the extent and duration of production shut-ins. The duration and magnitude of the effects from the COVID-19 pandemic are unknown and we are unable to predict with certainty when production shut-ins and other business impacts may end.
Our leadership team has significant experience with operating in challenging commodity price environments. The depth and quality of our asset base, the optionality provided by our predominant amount of acreage held by production, and our financial strength allow us to be adaptable in a variety of price environments. We will remain flexible as we monitor and adapt to market conditions and plan to be well-positioned when market conditions improve. See the subsequent section titled Liquidity and Capital Resources for additional discussion of our financial condition.

Financial and Operating Metrics
The following table contains financial and operating metrics for the periods presented. Average net sales prices exclude any effect of derivative transactions. Per-unit expenses have been calculated using sales volumes.

	Three months ended March 31,
	2020	2019
Average daily production:
Crude oil (Bbl per day)	200,671	193,921
Natural gas (Mcf per day)	961,022	829,891
Crude oil equivalents (Boe per day)	360,841	332,236
Average net sales prices (1):
Crude oil ($/Bbl)	$39.64	$50.05
Natural gas ($/Mcf)	$0.90	$2.56
Crude oil equivalents ($/Boe)	$24.44	$35.56
Crude oil net sales price discount to NYMEX ($/Bbl)	$(6.26)	$(4.77)
Natural gas net sales price discount to NYMEX ($/Mcf)	$(1.05)	$(0.60)
Production expenses ($/Boe)	$3.61	$3.59
Production taxes (% of net crude oil and natural gas sales)	8.9%	8.2%
Depreciation, depletion, amortization and accretion ($/Boe)	$16.35	$16.60
Total general and administrative expenses ($/Boe)	$1.31	$1.60

(1)	See the subsequent section titled Non-GAAP Financial Measures for a discussion and calculation of net sales prices, which are non-GAAP measures.

Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Results of Operations
The following table presents selected financial and operating information for the periods presented.

	Three months ended March 31,
In thousands	2020	2019
Crude oil and natural gas sales	$862,743	$1,109,584
Loss on natural gas derivatives, net	—	(1,124)
Crude oil and natural gas service operations	18,058	15,774
Total revenues	880,801	1,124,234
Operating costs and expenses	(1,074,389)	(819,269)
Other expenses, net	(45,431)	(66,482)
Income (loss) before income taxes	(239,019)	238,483
(Provision) benefit for income taxes	52,235	(51,990)
Net income (loss)	(186,784)	186,493
Net loss attributable to noncontrolling interests	(1,120)	(483)
Net income (loss) attributable to Continental Resources	$(185,664)	$186,976
Production volumes:
Crude oil (MBbl)	18,261	17,453
Natural gas (MMcf)	87,453	74,690
Crude oil equivalents (MBoe)	32,836	29,901
Sales volumes:
Crude oil (MBbl)	18,251	17,373
Natural gas (MMcf)	87,453	74,690
Crude oil equivalents (MBoe)	32,826	29,821
Production
The following table summarizes the changes in our average daily Boe production by major operating area for the first quarter period.

Boe production per day	1Q 2020	1Q 2019	% Change
Bakken	201,502	199,423	1%
SCOOP	107,817	67,659	59%
STACK	44,155	56,513	(22%)
All other	7,367	8,641	(15%)
Total	360,841	332,236	9%

The following tables reflect our production by product and region for the periods presented.

	Three months ended March 31,				Volume increase	Volume percent increase
	2020		2019
	Volume	Percent	Volume	Percent
Crude oil (MBbl)	18,261	56%	17,453	58%	808	5%
Natural gas (MMcf)	87,453	44%	74,690	42%	12,763	17%
Total (MBoe)	32,836	100%	29,901	100%	2,935	10%

	Three months ended March 31,				Volume increase	Volume percent increase
	2020		2019
	MBoe	Percent	MBoe	Percent
North Region	19,003	58%	18,711	63%	292	2%
South Region	13,833	42%	11,190	37%	2,643	24%
Total	32,836	100%	29,901	100%	2,935	10%
The increase in crude oil production for the 2020 first quarter was primarily driven by a 1,672 MBbls, or 83%, increase in SCOOP production due to new well completions in our oil-weighted Project SpringBoard. This increase was partially offset by a 729 MBbls, or 5%, decrease in Bakken crude oil production due to variations in the timing of new well completions and well ownership changes between periods. First quarter 2019 production in the Bakken benefitted from initial production on large pad projects and additional production from increased ownership interests with no amounts of a similar magnitude in the 2020 first quarter.
The increase in natural gas production for the 2020 first quarter was driven by a 12,302 MMcf, or 50%, increase in SCOOP gas production in conjunction with the aforementioned increase in SCOOP crude oil production over the prior year first quarter. Additionally, natural gas production from the Bakken play increased 6,705 MMcf, or 28%, due to an increase in gas capture and resulting increase in volumes delivered to market compared to the prior period. These increases were partially offset by a 5,924 MMcf, or 23%, decrease in STACK natural gas production from natural declines and limited natural gas drilling activities in the play.
Our level of production achieved in the 2020 first quarter is not indicative of results expected for the remainder of 2020 due to the aforementioned shut-in of our production. Other operators are also shutting in production. The duration and magnitude of the economic effects from COVID-19 are unknown and we are unable to predict with certainty when the production shut-ins and other business impacts may end.
Revenues
Net crude oil and natural gas sales and related net sales prices presented below are non-GAAP measures. See the subsequent section titled Non-GAAP Financial Measures for a discussion and calculation of these measures.
Net crude oil and natural gas sales. Net crude oil and natural gas sales totaled $802.2 million for the first quarter of 2020, a 24% decrease compared to net sales of $1.06 billion for the 2019 first quarter due to a significant decrease in net sales prices partially offset by higher sales volumes as discussed below.
Total sales volumes for the first quarter of 2020 increased 3,005 MBoe, or 10%, compared to the 2019 first quarter, reflecting new well completions over the past year. For the first quarter of 2020, our crude oil sales volumes increased 5% from the comparable 2019 period, while our natural gas sales volumes increased 17%.
Our crude oil net sales prices averaged $39.64 per barrel in the 2020 first quarter, a decrease of 21% compared to $50.05 per barrel for the 2019 first quarter due to lower market prices and wider price differentials. The differential between NYMEX West Texas Intermediate calendar month prices and our realized crude oil net sales prices averaged $6.26 per barrel for the 2020 first quarter compared to $4.77 per barrel for the 2019 first quarter. The increased differential reflects changes in supply and demand fundamentals and early effects from COVID-19 and OPEC actions that impacted location differentials and price realizations compared to the prior year period.
Our natural gas net sales prices averaged $0.90 per Mcf for the 2020 first quarter, a decrease of 65% compared to $2.56 per Mcf for the 2019 first quarter due to lower market prices and reduced price realizations. The discount between our net sales prices and NYMEX Henry Hub calendar month natural gas prices weakened to $1.05 per Mcf for the 2020 first quarter compared to $0.60 per Mcf for the 2019 first quarter. We sell the majority of our operated natural gas production to midstream customers at lease locations based on market prices in the field where the sales occur. The field markets are impacted by residue gas and natural gas liquids ("NGLs") prices at secondary, downstream markets. NGL prices in 2020 have decreased significantly compared to 2019 levels in conjunction with decreased crude oil prices and other factors, resulting in reduced price realizations for our natural gas sales stream relative to benchmark prices.
Our revenues for the first quarter of 2020 are not indicative of results expected for the remainder of 2020 due to the significant decline in crude oil prices beginning in March and the aforementioned shut-in of production. We expect these factors will have a significant adverse impact on future revenues in 2020; however, we are unable to estimate such impact due to the uncertain duration and magnitude of the effects of the COVID-19 pandemic and ongoing volatility in commodity prices.
Operating Costs and Expenses
Production Expenses. Production expenses increased $11.5 million, or 11%, from $107.0 million for the first quarter of 2019 to $118.5 million for the first quarter of 2020 primarily due to an increase in the number of producing wells and related 10% increase in sales volumes. Production expenses on a per-Boe basis averaged $3.61 for the 2020 first quarter, consistent with $3.59 per Boe recognized for the 2019 first quarter.
We are unable to estimate what impact the aforementioned production shut-ins will have on our production expenses for the remainder of 2020. The expected decrease in our production volumes may not result in a corresponding decrease in production expenses as certain operating costs are fixed in nature and may continue to be incurred in the absence of production. Additionally, we cannot estimate the timing or magnitude of expenses that will be incurred to restart some or all of our shut-in wells.
Production Taxes. Production taxes decreased $15.2 million, or 18%, to $71.2 million for the first quarter of 2020 compared to $86.4 million for the first quarter of 2019 primarily due to a 22% decrease in crude oil and natural gas sales. Our production taxes as a percentage of net crude oil and natural gas sales increased from 8.2% for the first quarter of 2019 to 8.9% for the first quarter of 2020 primarily resulting from the aforementioned increase in natural gas production volumes in North Dakota Bakken compared to the prior period. Natural gas production taxes in North Dakota are based on a per-Mcf rate applied to the quantity of volumes produced rather than being derived from the wellhead value of sales, which resulted in higher natural gas production taxes from increased North Dakota production despite lower revenues, thereby increasing our average production tax rate. Our production taxes for the 2020 second quarter are expected to be lower than the 2020 first quarter due to an expected decline in production and revenues as discussed above, the impact of which is uncertain.
Exploration expenses. Exploration expenses, which consist primarily of exploratory geological and geophysical costs and dry hole costs that are expensed as incurred, increased $9.8 million to $11.6 million for the first quarter of 2020 compared to $1.8 million for the first quarter of 2019 due to changes in the timing and extent of our exploration-related activities compared to the prior year period. The 2020 first quarter includes $6.3 million of dry hole costs associated with an unsuccessful exploratory well with no comparable dry hole costs incurred in the prior year period.
Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $41.7 million, or 8%, to $536.7 million for the first quarter of 2020 compared to $495.0 million for the first quarter of 2019 primarily due to a 10% increase in total sales volumes. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Three months ended March 31,
$/Boe	2020	2019
Crude oil and natural gas	$16.12	$16.37
Other equipment	0.16	0.16
Asset retirement obligation accretion	0.07	0.07
Depreciation, depletion, amortization and accretion	$16.35	$16.60
Estimated proved reserves are a key component in our computation of DD&A expense. Proved reserves are determined using the unweighted arithmetic average of the first-day-of-the-month commodity prices for the preceding twelve months as required by SEC rules. Holding all other factors constant, if proved reserves are revised downward due to commodity price declines or for other reasons, the rate at which we record DD&A expense increases. Conversely, if proved reserves are revised upward, the rate at which we record DD&A expense decreases.
If commodity prices remain at current levels or decline further, downward revisions of our proved reserves are expected to occur later in 2020, which may be significant and would result in an increase in our DD&A rate for subsequent periods as compared to the 2020 first quarter. We are unable to predict the timing and amount of future reserve revisions, nor the impact such revisions may have on our future DD&A rate.

Property Impairments. Property impairments increased $197.2 million to $222.5 million for the first quarter of 2020 compared to $25.3 million for the first quarter of 2019, reflecting higher proved property impairments as described below.
Impairments of proved oil and gas properties totaled $181.0 million for the 2020 first quarter, which resulted from the significant decrease in commodity prices during the 2020 first quarter that indicated the carrying values for certain fields were not recoverable. The impairments were recognized on legacy properties in the Red River Units ($166.5 million) and various non-core properties in the North and South regions ($14.5 million). Additionally, in response to decreased crude oil prices we recognized a $24.5 million impairment in the 2020 first quarter to reduce the value of our crude oil inventory to estimated net realizable value at March 31, 2020. There were no proved property impairments recognized in the first quarter of 2019.
Commodity price assumptions used for the March 31, 2020 impairment calculations were based on publicly available average annual forward commodity strip prices through year-end 2024 and were then escalated at 3% per year thereafter. At March 31, 2020, strip prices averaged $38.15 per barrel for crude oil and $2.35 per Mcf for natural gas over the period from the present through year-end 2024. Further, at March 31, 2020 the strip prices for the individual year of 2024 averaged $43.17 per barrel and $2.44 per Mcf. If forward commodity prices materially decrease from these levels for an extended period, additional impairments of proved properties may be recognized in the future. Because of the uncertainty inherent in the numerous factors utilized in determining fair value, we cannot predict the timing and amount of future impairment charges, if any.
Impairments of unproved properties decreased $8.3 million, or 33%, to $17.0 million for the 2020 first quarter compared to $25.3 million for the 2019 first quarter due to a reduction in the balance of unamortized leasehold costs over the past year.
General and Administrative Expenses. Total G&A expenses decreased $4.7 million, or 10%, to $42.9 million for the first quarter of 2020 compared to $47.6 million for the first quarter of 2019. Total G&A expenses include non-cash charges for equity compensation of $16.4 million and $12.1 million for the first quarters of 2020 and 2019, respectively. G&A expenses other than equity compensation totaled $26.5 million for the 2020 first quarter, a decrease of $9.0 million, or 25%, compared to $35.5 million for the 2019 first quarter. The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Three months ended March 31,
$/Boe	2020	2019
General and administrative expenses	$0.81	$1.19
Non-cash equity compensation	0.50	0.41
Total general and administrative expenses	$1.31	$1.60
The decrease in G&A expenses other than equity compensation in 2020 was primarily due to a reduction in employee benefits and other efforts to reduce spending in response to significantly reduced commodity prices and economic turmoil from the COVID-19 pandemic. This decrease, coupled with the 10% increase in our sales volumes, resulted in lower G&A expenses on a per-Boe basis compared to the prior year period.
The increase in equity compensation expense in 2020 was due to additional grants of restricted stock awards coupled with higher forfeitures of unvested restricted stock in the 2019 first quarter that resulted in lower equity compensation expense for that period.
Net (gain) loss on sale of assets and other. In the first quarter of 2020, we paid a deposit and transaction fees totaling $5.3 million associated with a potential property acquisition that was terminated by the Company. Such amounts were expensed and are included in the caption "Net (gain) loss on sale of assets and other."
Interest Expense. Interest expense decreased $4.2 million, or 6%, to $63.6 million for the first quarter of 2020 compared to $67.8 million for the first quarter of 2019 due to a decrease in total outstanding debt. Our weighted average outstanding debt balance was $5.5 billion for the 2020 first quarter compared to $5.8 billion for the 2019 first quarter. We expect our average outstanding debt balance to increase for the 2020 second quarter relative to the 2020 first quarter as a consequence of the COVID-19 pandemic that has led to reduced cash flows and higher credit facility borrowings. This increase is expected to result in higher interest expense, the amount and duration of which are uncertain. Our total debt amounted to $6.07 billion at April 30, 2020 with a weighted average interest rate of 4.2%.
Income Taxes. For the first quarters of 2020 and 2019 we provided for income taxes at a combined federal and state tax rate of 24.5% of pre-tax income/loss generated by our operations in the United States. We recorded an income tax benefit of $52.2 million for the 2020 first quarter and an income tax provision of $52.0 million for the 2019 first quarter, which resulted in effective tax rates of 21.9% and 21.8%, respectively, after taking into account statutory tax rates, permanent taxable differences, tax effects from equity compensation, valuation allowances, and other items. See Notes to Unaudited Condensed Consolidated

Financial Statements–Note 13. Income Taxes for a summary of the sources and tax effects of items comprising our effective tax rates.
Liquidity and Capital Resources
Our primary sources of liquidity have historically been cash flows generated from operating activities, financing provided by our credit facility and the issuance of debt securities. Additionally, in recent years asset dispositions and joint development arrangements have provided a source of cash flow for use in reducing debt and enhancing liquidity. In light of the challenges facing our business and industry, we will remain committed to operating in a responsible manner to preserve financial flexibility, liquidity, and the strength of our balance sheet.

At April 30, 2020, we had approximately $500 million of cash and cash equivalents and $562 million of borrowing availability under our credit facility after considering outstanding borrowings and letters of credit. Our credit facility, which is unsecured and has no borrowing base subject to redetermination, does not mature until April 2023. Further, we have no near-term senior note maturities, with our earliest scheduled maturity being our $1.1 billion of 2022 Notes due in September 2022.
Based on our planned capital spending, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our credit facility and senior note indentures. Further, based on current market indications, we expect to meet in the ordinary course of business other contractual cash commitments to third parties as of March 31, 2020, including those described in Note 10. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements, recognizing we may be required to meet such commitments even if our business plan assumptions were to change. We monitor our capital spending closely based on actual and projected cash flows and have the ability to reduce spending or dispose of assets if needed to preserve liquidity and financial flexibility to fund our operations.
Cash Flows
Cash flows provided by operating activities
Net cash provided by operating activities totaled $663.8 million and $721.5 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in operating cash flows was primarily due to a decrease in crude oil and natural gas commodity prices coupled with increases in production expenses and transportation expenses from higher sales volumes and lower cash gains on matured natural gas derivatives. The reduced cash flows from these factors were partially offset by lower production taxes and interest expenses compared to the 2019 period.
Our operating cash flows for the first quarter of 2020 are not indicative of results expected for the remainder of 2020 due to an expected decline in production and revenues as discussed above. We expect these factors will have a significant adverse impact on future cash flows in 2020; however, we are unable to estimate such impact due to the uncertain duration of the effects of the COVID-19 pandemic, ongoing volatility in commodity prices, and uncertainty regarding the extent and duration of production shut-ins.
Cash flows used in investing activities
Net cash used in investing activities totaled $706.7 million and $753.1 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in spending resulted from changes in the timing of our allocation of annual capital spending between periods, along with spending reductions initiated toward the end of the 2020 first quarter in response to decreased crude oil prices and economic uncertainty from the COVID-19 pandemic. Our level of capital spending for the first quarter of 2020 is not expected to continue due to the aforementioned decrease in our drilling and completion activities. Other operators have scaled back their capital spending as well, resulting in reduced spending on our non-operated properties. As a result of these actions, we expect our non-acquisition capital expenditures to trend down significantly for the remainder of 2020.
Cash flows provided by financing activities
Net cash provided by financing activities for the three months ended March 31, 2020 totaled $521.1 million, driven by net borrowings on our credit facility of $680 million and $21.3 million of cash inflows for contributions received from Franco-Nevada Corporation for the funding of its share of mineral acquisition costs incurred by The Mineral Resources Company II, LLC as described below under the heading "Mineral acquisition relationship." These cash inflows were partially offset by $126.9 million of cash used to repurchase shares of our common stock, $18.5 million of cash dividends paid on common stock, and $22.5 million of cash used to repurchase senior notes in open market transactions.
In March 2020, we elected to draw $500 million on our credit facility to increase our cash on hand. At March 31, 2020, our cash on hand totaled $517.6 million. Given this amount of available cash and our reduction in capital spending, our amount of incremental credit facility borrowings incurred in the 2020 first quarter is not expected to recur in the second quarter.

Net cash provided by financing activities for the three months ended March 31, 2019 totaled $13.2 million, which included $38.2 million of contributions received from Franco-Nevada Corporation for the funding of its share of mineral acquisition costs incurred by The Mineral Resources Company II. Partially offsetting these cash inflows was $20.6 million of cash paid to taxing authorities to satisfy tax withholdings associated with restricted stock awards that vested during the period.
Future Sources of Financing
Although we cannot provide any assurance, we believe funds from operating cash flows, our remaining cash balance, and availability under our credit facility should be sufficient to meet our cash requirements inclusive of, but not limited to, normal operating needs, debt service obligations, planned capital expenditures, and commitments for at least the next 12 months.
Our capital spending plans for the remainder of 2020 have been adjusted to be reflective of the adverse commodity price environment and will be guided by our expectation of available cash flows. Any cash flow deficiencies are expected to be funded by borrowings under our credit facility. If cash flows are materially impacted by further declines in commodity prices, we have the ability to reduce our capital expenditures or utilize the availability of our credit facility if needed to fund our operations and business plans. We may choose to access banking or capital markets for additional financing or capital to fund our operations or take advantage of business opportunities that may arise, although uncertainties existing in the financial markets as a result of the COVID-19 pandemic may increase the expense and difficulty of completing a bank or capital markets financing. Additionally, the terms available to the Company in connection with such a financing transaction will likely be less favorable than those enjoyed by the Company prior to the COVID-19 pandemic, although the degree, if any, by which such terms may change cannot be predicted at this time. Further, we may sell assets or enter into strategic joint development opportunities in order to obtain funding if such transactions can be executed on satisfactory terms. However, no assurance can be given that such transactions will occur.

In March 2020, our corporate credit rating was downgraded by Standard & Poor's Ratings Services ("S&P") in response to weakened oil and gas industry conditions and resulting revisions made to rating agency commodity price assumptions. Such downgrade negatively impacted our cost of capital and increased our borrowing costs under our credit facility. Also in March 2020, our corporate credit ratings were reaffirmed by both Moody's Investor Services and Fitch Ratings; however, such ratings are subject to ongoing review and adjustment.
Credit facility
We have an unsecured credit facility, maturing in April 2023, with aggregate lender commitments totaling $1.5 billion. The commitments are from a syndicate of 14 banks and financial institutions. We believe each member of the current syndicate has the capability to fund its commitment.
As of April 30, 2020, we had $935 million of outstanding borrowings and approximately $562 million of borrowing availability on our credit facility. In March 2020, we elected to draw $500 million on our credit facility to increase our cash on hand. At April 30, 2020, our estimated cash on hand totaled approximately $500 million.
The commitments under our credit facility are not dependent on a borrowing base calculation subject to periodic redetermination based on changes in commodity prices and proved reserves. Additionally, downgrades or other negative rating actions with respect to our credit rating, such as the downgrade by S&P that occurred in March 2020 in response to weakened oil and gas industry conditions, do not trigger a reduction in our current credit facility commitments, nor do such actions trigger a security requirement or change in covenants. The downgrade of our credit rating did, however, trigger a 0.25% increase in our credit facility's interest rate and prompted a 0.05% increase in the rate of commitment fees paid on unused borrowing availability.
Our credit facility contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, incur liens, engage in sale and leaseback transactions, or merge, consolidate or sell all or substantially all of our assets. Our credit facility also contains a requirement that we maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. See Notes to Unaudited Condensed Consolidated Financial Statements–Note 8. Long Term Debt for a discussion of how this ratio is calculated pursuant to our credit agreement.
We were in compliance with our credit facility covenants at March 31, 2020 and expect to maintain compliance. At March 31, 2020, our consolidated net debt to total capitalization ratio was 0.41 to 1.00. We do not believe the credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing if needed to support our business. At March 31, 2020, our total debt would have needed to independently increase by approximately $8.9 billion above the existing level at that date (with no corresponding increase in cash or reduction in refinanced debt) to reach the maximum covenant ratio of 0.65 to 1.00. Alternatively, our total shareholders' equity would have needed to independently decrease by approximately $4.8 billion (excluding the after-tax impact of any non-cash impairment charges) below the existing level at March 31, 2020 to reach the maximum covenant ratio. These independent point-in-time sensitivities do not take into account other factors that could arise to mitigate the impact of changes in debt and equity on our consolidated net debt to total capitalization ratio, such as disposing of assets or exploring alternative sources of capitalization.
Future Capital Requirements
Senior notes
Our debt includes outstanding senior note obligations totaling $5.3 billion at March 31, 2020. We have no near-term senior note maturities, with our earliest scheduled maturity being our $1.1 billion of 2022 Notes due in September 2022. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 8. Long-Term Debt in Notes to Unaudited Condensed Consolidated Financial Statements.
We were in compliance with our senior note covenants at March 31, 2020 and expect to maintain compliance. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt, such as the downgrade by S&P that occurred in March 2020, do not trigger additional senior note covenants.
Mineral acquisition relationship
In October 2018, Continental entered into a strategic relationship with Franco-Nevada Corporation to acquire oil and gas mineral interests within an area of mutual interest in the SCOOP and STACK plays through a minerals subsidiary named The Mineral Resources Company II, LLC ("TMRC II"). Under the relationship, the parties have committed, subject to satisfaction of agreed upon acreage development thresholds, to spend a remaining aggregate total of approximately $157 million through year-end 2021 to acquire mineral interests. Continental is to fund 20% of future mineral acquisitions and will be entitled to receive between 25% and 50% of total revenues generated by TMRC II based upon performance relative to predetermined production targets, while Franco-Nevada will fund 80% of future acquisitions and will be entitled to receive between 50% and 75% of TMRC II's revenues. Based upon production targets achieved to date, Continental is currently earning 50% of TMRC II's revenues and such allocation is expected to continue through at least year-end 2020. The timing and amount of future mineral acquisitions and resulting achievement of production targets are expected to be adversely impacted by Continental's aforementioned reduction in 2020 capital spending, which may impact the allocation of revenues between Continental and Franco-Nevada in periods beyond 2020, the extent of which cannot be estimated.
Capital expenditures
We remain committed to operating in a disciplined, capital-efficient manner in light of the current weakness and volatility in commodity prices. Our original capital budget for 2020 was $2.65 billion, which was reduced to $1.2 billion in March 2020 in response to the significant decrease in crude oil prices resulting from the COVID-19 pandemic and OPEC actions. We are diligently evaluating and adjusting our spending plans on an ongoing basis based on market conditions. With minimal long-term service or supply contracts in place, we have the ability to reduce our spending in response to changes in market conditions to preserve our assets and better align our spending with expected available cash flows.
For the three months ended March 31, 2020, we invested $650.7 million in our capital program excluding $29.9 million of unbudgeted acquisitions and excluding $30.5 million of capital costs associated with reduced accruals for capital expenditures as compared to December 31, 2019. Our pace of spending in the first quarter is not expected to continue into subsequent quarters of 2020 given the significant decrease in our planned spending as discussed above. Our 2020 first quarter capital expenditures were allocated as shown in the table below.

In millions	1Q 2020
Exploration and development drilling	$544.0
Land costs (1)	39.9
Capital facilities, workovers and other corporate assets	63.0
Seismic	3.8
Capital expenditures, excluding unbudgeted acquisitions	650.7
Acquisitions of producing properties	19.3
Acquisitions of non-producing properties	10.6
Total unbudgeted acquisitions	29.9
Total capital expenditures	$680.6

(1)	Amount includes $21 million of mineral acquisitions made by TMRC II during the three months ended March 31, 2020, of which $16 million was recouped from Franco-Nevada.
Commitments and contingencies
Refer to Note 10. Commitments and Contingencies and Note 14. Subsequent Events in Notes to Unaudited Condensed Consolidated Financial Statements for discussion of certain future commitments and contingencies of the Company. Based on current market indications, we expect to meet in the ordinary course of business our contractual cash commitments to third parties as of March 31, 2020.
Dividend payments
To preserve cash in response to the significant reduction in crude oil prices and economic turmoil resulting from the COVID-19 pandemic, in April 2020 the Company’s quarterly dividend was suspended by the Board of Directors until further notice.
Share repurchase program
In May 2019 our Board of Directors approved the initiation of a share repurchase program to acquire up to $1 billion of our common stock beginning in June 2019. Through March 31, 2020, we had repurchased and retired a cumulative total of approximately 13.8 million shares at an aggregate cost of $317.1 million since the inception of the program. The timing and amount of the Company's share repurchases are subject to market conditions and management discretion. The share repurchase program does not require the Company to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board of Directors at any time. To preserve cash in the current environment, we do not expect to engage in significant share repurchase activity in the near term.
Senior note repurchases
As discussed in Note 8. Long-Term Debt in Notes to Unaudited Condensed Consolidated Financial Statements, in March and April 2020 we repurchased a portion of our 2023 Notes and 2024 Notes in open market transactions at a substantial discount to face value. Through April 30, 2020, we had repurchased and canceled a combined total of $139.4 million face value of 2023 Notes and 2024 Notes at an aggregate cost of $74.0 million excluding accrued and unpaid interest, equating to 53% of face value on average.
From time to time, we may seek to execute additional repurchases of our senior notes for cash in open market transactions, privately negotiated transactions, or otherwise. Such repurchases will depend on prevailing market conditions, our liquidity and prospects for future access to capital, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.
Legislative and Regulatory Developments
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law, which is aimed at supporting the U.S. economy and providing emergency assistance to individuals, families, and businesses affected by the COVID-19 pandemic. In particular, key income tax-related provisions of the CARES Act include (1) elimination of the 80% of taxable income limitation by allowing entities to utilize 100% of net operating losses ("NOLs") to offset taxable income in 2018, 2019, or 2020, (2) allowing NOLs originating in 2018, 2019, or 2020 to be carried back to each of the preceding five years to generate a refund, (3) increasing the net interest expense deduction limit from 30% to 50% of adjusted taxable income for tax years beginning in 2019 and 2020, and (4) allowing taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credit instead of recovering the credit through refunds over a period of years.
We are continuing to evaluate the various aspects of the CARES Act, but do not expect it to have a material impact on our business.
Off-balance sheet arrangements
Currently, we do not have any off-balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resources.
Critical Accounting Policies
There have been no changes in our critical accounting policies from those disclosed in our 2019 Form 10-K.

New Accounting Pronouncements
See Note 2. Basis of Presentation and Significant Accounting Policies in Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the new credit loss accounting standard adopted on January 1, 2020 along with a discussion of an accounting pronouncement not yet adopted.
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
The following table presents a reconciliation of crude oil and natural gas sales (GAAP) to net crude oil and natural gas sales and related net sales prices (non-GAAP) for the three months ended March 31, 2020 and 2019.

	Three months ended March 31, 2020			Three months ended March 31, 2019
In thousands	Crude oil	Natural gas	Total	Crude oil	Natural gas	Total
Crude oil and natural gas sales (GAAP)	$773,770	$88,973	$862,743	$911,118	$198,466	$1,109,584
Less: Transportation expenses	(50,372)	(10,130)	(60,502)	(41,648)	(7,491)	(49,139)
Net crude oil and natural gas sales (non-GAAP)	$723,398	$78,843	$802,241	$869,470	$190,975	$1,060,445
Sales volumes (MBbl/MMcf/MBoe)	18,251	87,453	32,826	17,373	74,690	29,821
Net sales price (non-GAAP)	$39.64	$0.90	$24.44	$50.05	$2.56	$35.56

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
General. We are exposed to a variety of market risks including commodity price risk, credit risk, and interest rate risk. We seek to address these risks through a program of risk management which may include the use of derivative instruments.
Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of our crude oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for crude oil and natural gas has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index prices. Based on our average daily production for the three months ended March 31, 2020, and excluding the effect of derivative instruments in place, if any, our annual revenue would increase or decrease by approximately $732 million for each $10.00 per barrel change in crude oil prices at March 31, 2020 and $351 million for each $1.00 per Mcf change in natural gas prices at March 31, 2020.
To reduce price risk caused by market fluctuations in crude oil and natural gas prices, from time to time we may economically hedge a portion of our anticipated crude oil and natural gas production as part of our risk management program. In addition, we may utilize basis contracts to hedge the differential between derivative contract index prices and those of our physical pricing points. Reducing our exposure to price volatility helps secure funds to be used for our capital program. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. We may choose not to hedge future production if the price environment for certain time periods is deemed to be unfavorable. Additionally, we may choose to liquidate existing derivative positions prior to the expiration of their contractual maturities in order to monetize gain positions for the purpose of funding our capital program. While hedging, if utilized, limits the downside risk of adverse price movements, it also limits future revenues from upward price movements. At March 31, 2020, the Company's future crude oil and natural gas production was unhedged and directly exposed to continued volatility in market prices, whether favorable or unfavorable.
Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our crude oil and natural gas production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($389 million in receivables at March 31, 2020), and our joint interest and other receivables ($306 million at March 31, 2020).

We monitor our exposure to counterparties on crude oil and natural gas sales primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s credit worthiness. We have not generally required our counterparties to provide collateral to secure crude oil and natural gas sales receivables owed to us. Historically, our credit losses on crude oil and natural gas sales receivables have been immaterial; however, we could experience increased exposure to credit losses in the future if the adverse economic effects of the COVID-19 pandemic persist for an extended period.
Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $41 million at March 31, 2020, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on a co-owner's interest in the well, to net production proceeds against amounts owed in order to secure payment or, if necessary, foreclose on the co-owner's interest. Historically, our credit losses on joint interest receivables have been immaterial; however, we could experience increased exposure to credit losses in the future if the adverse economic effects of the COVID-19 pandemic persist for an extended period.
Interest Rate Risk. Our exposure to changes in interest rates relates primarily to variable-rate borrowings we may have outstanding from time to time under our credit facility. Such borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to our senior, unsecured, long-term indebtedness. In March 2020, our corporate credit rating was downgraded by S&P in response to weakened oil and gas industry conditions and resulting revisions made to rating agency commodity price assumptions. The downgrade caused the interest rate on our credit facility borrowings to increase by 0.25% and also prompted a 0.05% increase in the rate of commitment fees paid on unused borrowing availability. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates.

We had $935 million of variable rate borrowings outstanding on our credit facility at April 30, 2020. The impact of a 0.25% increase in interest rates on this amount of debt would result in increased interest expense and reduced income before income taxes of approximately $2.3 million per year.
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
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of March 31, 2020 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Impact of COVID-19 on Internal Controls
In an effort to protect the health and safety of our employees from the COVID-19 pandemic, we took proactive measures to adopt social distancing policies, including working remotely, limiting the number of employees attending meetings, reducing the number of people at our sites, and suspending employee travel. These actions have not had a material adverse effect on our ability to maintain our operations, financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.
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

See Note 14. Subsequent Events in Part I, Item I. Financial Statements–Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the legal matter involving the Company and Casillas Petroleum Resource Partners II, LLC, which is incorporated herein by reference.

ITEM 1A.	Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our 2019 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our 2019 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
A discussion of material changes in our risk factors from those disclosed in our 2019 Form 10-K is as follows.
The COVID-19 pandemic has had and is expected to continue to have a material adverse effect on our business, financial position, results of operations, and cash flows.
The COVID-19 pandemic has negatively impacted, and will likely continue to negatively impact, the global economy and, therefore, demand for and the price of crude oil and natural gas products. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the global and U.S. economies began to experience pronounced effects as a result of efforts to slow the spread of the virus, including restrictions on travel, social distancing guidelines, business closures, and similar measures. The catastrophe caused by the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, reduced global demand for crude oil, and created significant volatility and disruption of financial and commodity markets. The impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives, has been material as of the time of this filing. The future extent and duration of the impact of the COVID-19 pandemic is uncertain, but is likely to continue to be material for an indeterminate period of time, and depends on various factors, including the demand for crude oil, the ability to store and transport production, the availability of personnel, equipment and services critical to our ability to operate our properties and the impact of potential governmental restrictions on travel, transportation and operations. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. Therefore, while we expect the COVID-19 pandemic will continue to disrupt our operations, the degree and duration of the adverse financial impact cannot be reasonably estimated at this time. The economic turmoil resulting from the COVID-19 pandemic has led to material decreases in our production, revenues, and cash flows and is likely to limit our ability to execute certain of our business plans. These effects may extend through 2020 and could continue for an indeterminate period thereafter.
The impact of COVID-19 on crude oil demand and prices has exacerbated certain risks prevalent in our industry that are discussed in Part I, Item 1A. Risk Factors in our 2019 Form 10-K. Particularly, the adverse effects of COVID-19 have led to the occurrence of:

•	Historically low crude oil prices;

•	Limitations on storage and transportation capacity and an inability to market our production;

•	Curtailment or shutting in of production;

•	Delay or cessation of drilling and completion projects;

•	Insufficient production to satisfy transportation and processing commitments;

•	Impairment of assets; and

•	Downgrades or other negative credit rating actions resulting in increased borrowing costs.
Additionally, if the adverse effects of COVID-19 continue for an extended period of time, it may lead to an increased risk or occurrence of the following outcomes in future periods:

•	Our ability to develop acreage before lease expiration;

•	A reduction in the volume and value of proved reserves from price declines, changes in drilling programs, and the effects of shutting in production;

•	Our ability to repay or refinance indebtedness, increase our credit facility commitments, borrow money, or raise capital;

•	Disruptions in energy industry supply chains;

•	Credit losses due to insolvency of customers, joint interest owners, and counterparties;

•
Cyber incidents or information security breaches resulting in information theft, data corruption, operational disruption, and/or financial loss as a consequence of employees accessing information from remote work locations; and

•	Shortages of drilling rigs, well completion crews, field services, personnel, and equipment in future periods of commodity price recovery.
We are unable to predict the duration or extent to which any of the above items will occur. The effects of the COVID-19 pandemic continue to evolve and additional impacts may arise that we are not aware of currently.
The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on crude oil prices.
OPEC is an intergovernmental organization that seeks to manage the price and supply of crude oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations such as Russia, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia were unable to agree on production levels and, in response, Saudi Arabia announced it would significantly increase production and cut the prices at which it sells crude oil. These actions, coupled with the economic impact and uncertainty from the COVID-19 pandemic, led to a sudden and drastic decrease in crude oil prices in March 2020, which has materially impacted, and is expected to continue to materially impact, our business, results of operations, and cash flows. In April 2020, the alliance between OPEC and Russia reached an agreement to reduce production and will reconvene in June 2020 to determine whether further reductions are necessary. It is not certain what impact this or any future agreement will have on crude oil prices, particularly in light of the significant decrease in crude oil demand resulting from the COVID-19 pandemic. There can be no assurance that OPEC members and other oil exporting nations will comply with agreed-upon production cuts, agree to further production cuts in the future, or utilize other actions to support and stabilize oil prices, nor can there be any assurance they will not increase production or deploy other actions aimed at reducing oil prices. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities – Not applicable.

(b)	Use of Proceeds – Not applicable.
(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers – The table below provides information about purchases of shares of our common stock during the three months ended March 31, 2020.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
January 1, 2020 to January 31, 2020:
Share repurchase program (1)	187,677	$28.75	187,677	$804.4
February 1, 2020 to February 29, 2020:
Share repurchase program (1)	1,110,000	$20.95	1,110,000	$781.1
Repurchases for tax withholdings (2)	246,346	$26.20
March 1, 2020 to March 31, 2020:
Share repurchase program (1)	6,824,427	$14.40	6,824,427	$682.9
Total for the quarter	8,368,450	$15.94	8,122,104

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

CONTINENTAL RESOURCES, INC.

Date:	May 11, 2020	By:	/s/ John D. Hart
John D. Hart
Sr. Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)