Form 10-Q
period 2021-06-30
CONTINENTAL RESOURCES, INC
filed 2021-08-02
CIK 732834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
367,552,559 shares of our $0.01 par value common stock were outstanding on July 26, 2021.

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
iii

PART I. Financial Information
ITEM 1.    Financial Statements
Continental Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
In thousands, except par values and share data	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$150,038	$47,470
Receivables:
Crude oil and natural gas sales	854,565	561,127
Joint interest and other	181,283	143,829
Allowance for credit losses	(2,759)	(2,462)
Receivables, net	1,033,089	702,494
Derivative assets	—	15,303
Inventories	89,263	72,157
Prepaid expenses and other	19,254	15,121
Total current assets	1,291,644	852,545
Net property and equipment, based on successful efforts method of accounting	13,550,794	13,737,292
Operating lease right-of-use assets	21,156	8,557
Derivative assets, noncurrent	812	—
Other noncurrent assets	12,228	34,704
Total assets	$14,876,634	$14,633,098

Liabilities and equity
Current liabilities:
Accounts payable trade	$438,521	$361,704
Revenues and royalties payable	441,417	327,029
Accrued liabilities and other	227,774	167,013
Derivative liabilities	45,873	227
Current portion of operating lease liabilities	3,534	2,588
Current portion of long-term debt	2,285	2,245
Total current liabilities	1,159,404	860,806
Long-term debt, net of current portion	4,741,043	5,530,173
Other noncurrent liabilities:
Deferred income tax liabilities, net	1,795,628	1,620,154
Asset retirement obligations, net of current portion	190,270	177,194
Derivative liabilities, noncurrent	1,611	1,584
Operating lease liabilities, net of current portion	17,497	5,839
Other noncurrent liabilities	15,507	14,623
Total other noncurrent liabilities	2,020,513	1,819,394
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 367,563,899 shares issued and outstanding at June 30, 2021; 365,220,435 shares issued and outstanding at December 31, 2020	3,676	3,652
Additional paid-in capital	1,226,223	1,205,148
Retained earnings	5,356,189	4,847,646
Total shareholders’ equity attributable to Continental Resources	6,586,088	6,056,446
Noncontrolling interests	369,586	366,279
Total equity	6,955,674	6,422,725
Total liabilities and equity	$14,876,634	$14,633,098
The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share data	2021	2020	2021	2020
Revenues:
Crude oil and natural gas sales	$1,282,914	$174,652	$2,530,447	$1,037,395
Loss on derivative instruments, net	(62,178)	(7,782)	(105,685)	(7,782)
Crude oil and natural gas service operations	14,389	8,789	26,178	26,847
Total revenues	1,235,125	175,659	2,450,940	1,056,460

Operating costs and expenses:
Production expenses	96,504	64,673	189,569	183,151
Production taxes	94,293	11,067	178,269	82,291
Transportation expenses	52,445	32,305	102,701	92,807
Exploration expenses	2,291	1,960	6,936	13,597
Crude oil and natural gas service operations	5,663	6,062	10,153	11,972
Depreciation, depletion, amortization and accretion	471,858	290,298	981,466	826,994
Property impairments	11,610	23,929	23,046	246,458
General and administrative expenses	55,553	41,529	108,401	84,440
Net (gain) loss on sale of assets and other	(260)	612	(467)	5,114
Total operating costs and expenses	789,957	472,435	1,600,074	1,546,824
Income (loss) from operations	445,168	(296,776)	850,866	(490,364)
Other income (expense):
Interest expense	(60,951)	(65,069)	(125,902)	(128,663)
Gain (loss) on extinguishment of debt	(94)	46,942	(290)	64,573
Other	298	629	550	1,161
	(60,747)	(17,498)	(125,642)	(62,929)
Income (loss) before income taxes	384,421	(314,274)	725,224	(553,293)
(Provision) benefit for income taxes	(94,947)	72,143	(175,475)	124,378
Net income (loss)	289,474	(242,131)	549,749	(428,915)
Net income (loss) attributable to noncontrolling interests	149	(2,845)	782	(3,965)
Net income (loss) attributable to Continental Resources	$289,325	$(239,286)	$548,967	$(424,950)

Net income (loss) per share attributable to Continental Resources:
Basic	$0.80	$(0.66)	$1.52	$(1.17)
Diluted	$0.79	$(0.66)	$1.51	$(1.17)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity

Three Months Ended June 30, 2021
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at March 31, 2021	367,491,013	$3,675	$1,213,115	$—	$5,107,288	$6,324,078	$373,128	$6,697,206
Net income	—	—	—	—	289,325	289,325	149	289,474
Cash dividends declared ($0.11 per share)	—	—	—	—	(40,429)	(40,429)	—	(40,429)
Change in dividends payable	—	—	—	—	5	5	—	5
Stock-based compensation	—	—	13,618	—	—	13,618	—	13,618
Restricted stock:
Granted	126,780	1	—	—	—	1	—	1
Repurchased and canceled	(16,768)	—	(510)	—	—	(510)	—	(510)
Forfeited	(37,126)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	3,012	3,012
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,703)	(6,703)
Balance at June 30, 2021	367,563,899	$3,676	$1,226,223	$—	$5,356,189	$6,586,088	$369,586	$6,955,674

Six Months Ended June 30, 2021
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2020	365,220,435	$3,652	$1,205,148	$—	$4,847,646	$6,056,446	$366,279	$6,422,725
Net income	—	—	—	—	548,967	548,967	782	549,749
Cash dividends declared ($0.11 per share)	—	—	—	—	(40,429)	(40,429)	—	(40,429)
Change in dividends payable	—	—	—	—	5	5	—	5
Stock-based compensation	—	—	30,518	—	—	30,518	—	30,518
Restricted stock:
Granted	2,853,222	28	—	—	—	28	—	28
Repurchased and canceled	(407,252)	(3)	(9,443)	—	—	(9,446)	—	(9,446)
Forfeited	(102,506)	(1)	—	—	—	(1)	—	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	14,475	14,475
Distributions to noncontrolling interests	—	—	—	—	—	—	(11,950)	(11,950)
Balance at June 30, 2021	367,563,899	$3,676	$1,226,223	$—	$5,356,189	$6,586,088	$369,586	$6,955,674
The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity (Continued)

Three Months Ended June 30, 2020
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at March 31, 2020	365,117,003	$3,651	$1,157,866	$—	$5,258,845	$6,420,362	$376,896	$6,797,258
Net income (loss)	—	—	—	—	(239,286)	(239,286)	(2,845)	(242,131)
Change in dividends payable	—	—	—	—	2	2	—	2
Stock-based compensation	—	—	15,313	—	—	15,313	—	15,313
Restricted stock:
Granted	85,514	1	—	—	—	1	—	1
Repurchased and canceled	(19,037)	—	(247)	—	—	(247)	—	(247)
Forfeited	(39,237)	(1)	—	—	—	(1)	—	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	4,015	4,015
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,958)	(2,958)
Balance at June 30, 2020	365,144,243	$3,651	$1,172,932	$—	$5,019,561	$6,196,144	$375,108	$6,571,252

Six Months Ended June 30, 2020
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2019	371,074,036	$3,711	$1,274,732	$—	$5,463,224	$6,741,667	$366,684	$7,108,351
Net income (loss)	—	—	—	—	(424,950)	(424,950)	(3,965)	(428,915)
Cumulative effect adjustment from adoption of ASU 2016-13	—	—	—	—	(137)	(137)	—	(137)
Cash dividends declared ($0.05 per share)	—	—	—	—	(18,580)	(18,580)	—	(18,580)
Change in dividends payable	—	—	—	—	4	4	—	4
Common stock repurchased	—	—	—	(126,906)	—	(126,906)	—	(126,906)
Common stock retired	(8,122,104)	(81)	(126,825)	126,906	—	—	—	—
Stock-based compensation	—	—	31,724	—	—	31,724	—	31,724
Restricted stock:						—
Granted	2,539,749	25	—	—	—	25	—	25
Repurchased and canceled	(265,383)	(2)	(6,699)	—	—	(6,701)	—	(6,701)
Forfeited	(82,055)	(2)	—	—	—	(2)	—	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	20,965	20,965
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,576)	(8,576)
Balance at June 30, 2020	365,144,243	$3,651	$1,172,932	$—	$5,019,561	$6,196,144	$375,108	$6,571,252
The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
In thousands	2021	2020
Cash flows from operating activities
Net income (loss)	$549,749	$(428,915)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	980,340	828,728
Property impairments	23,046	246,458
Non-cash loss on derivatives	60,164	659
Stock-based compensation	30,546	31,755
Provision (benefit) for deferred income taxes	175,475	(122,155)
Dry hole costs	—	6,316
Net (gain) loss on sale of assets and other	(467)	5,114
(Gain) loss on extinguishment of debt	290	(64,573)
Other, net	4,917	5,785
Changes in assets and liabilities:
Accounts receivable	(329,849)	710,434
Inventories	(17,106)	16,731
Other current assets	(3,039)	(1,497)
Accounts payable trade	64,812	(169,762)
Revenues and royalties payable	113,671	(311,442)
Accrued liabilities and other	59,713	(108,628)
Other noncurrent assets and liabilities	856	(1,438)
Net cash provided by operating activities	1,713,118	643,570

Cash flows from investing activities
Exploration and development	(585,843)	(984,430)
Purchase of producing crude oil and natural gas properties	(156,351)	(19,328)
Purchase of other property and equipment	(29,342)	(17,222)
Proceeds from sale of assets	322	2,037
Net cash used in investing activities	(771,214)	(1,018,943)

Cash flows from financing activities
Credit facility borrowings	995,000	1,395,000
Repayment of credit facility	(1,155,000)	(863,000)
Redemption of Senior Notes	(630,782)	(74,032)
Proceeds from other debt	—	26,000
Repayment of other debt	(1,113)	(5,587)
Debt issuance costs	—	(112)
Contributions from noncontrolling interests	13,140	26,071
Distributions to noncontrolling interests	(11,236)	(9,644)
Repurchase of common stock	—	(126,906)
Repurchase of restricted stock for tax withholdings	(9,446)	(6,701)
Dividends paid on common stock	(39,899)	(18,460)
Net cash provided by (used in) financing activities	(839,336)	342,629
Net change in cash and cash equivalents	102,568	(32,744)
Cash and cash equivalents at beginning of period	47,470	39,400
Cash and cash equivalents at end of period	$150,038	$6,656
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
The Company's operations in the North region comprised 55% of its crude oil and natural gas production and 61% of its crude oil and natural gas revenues for the six months ended June 30, 2021. The Company's principal producing properties in the North region are located in the Bakken field of North Dakota and Montana and the Powder River Basin of Wyoming. The Company's operations in the South region comprised 45% of its crude oil and natural gas production and 39% of its crude oil and natural gas revenues for the six months ended June 30, 2021. The Company's principal producing properties in the South region are located in the SCOOP and STACK areas of Oklahoma.
For the six months ended June 30, 2021, crude oil accounted for 49% of the Company’s total production and 69% of its crude oil and natural gas revenues.
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
The condensed consolidated financial statements as of June 30, 2021 and for the three and six month periods ended June 30, 2021 and 2020 are unaudited. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited balance sheet included in the 2020 Form 10-K. The Company has evaluated events or transactions through the date this report on Form 10-Q was filed with the SEC in conjunction with its preparation of these condensed consolidated financial statements.
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Earnings per share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company by the weighted-average number of shares outstanding for the period. In periods where the Company has net income, diluted earnings per share reflects the potential dilution of non-vested restricted stock awards, which are calculated using the treasury stock method. The following table presents the calculation of basic and diluted weighted average shares outstanding and net income (loss) per share attributable to the Company for the three and six months ended June 30, 2021 and 2020.

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share data	2021	2020	2021	2020
Net income (loss) attributable to Continental Resources (numerator)	$289,325	$(239,286)	$548,967	$(424,950)
Weighted average shares (denominator):
Weighted average shares - basic	361,347	360,204	361,069	362,804
Non-vested restricted stock (1)	2,873	—	2,961	—
Weighted average shares - diluted	364,220	360,204	364,030	362,804
Net income (loss) per share attributable to Continental Resources:
Basic	$0.80	$(0.66)	$1.52	$(1.17)
Diluted	$0.79	$(0.66)	$1.51	$(1.17)
(1)     For the three and six months ended June 30, 2020 the Company had a net loss and therefore the potential dilutive effect of approximately 23,000 and 243,000 weighted average non-vested restricted shares, respectively, were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive to the computations.
Credit risk
The Company's principal exposure to credit risk is through receivables associated with the sale of its crude oil and natural gas production and receivables associated with billings to joint interest owners. Accordingly, the Company classifies its receivables into two portfolio segments as depicted on the condensed consolidated balance sheets as "Receivables—Crude oil and natural gas sales” and "Receivables—Joint interest and other.” The Company determines its credit loss allowance for each portfolio segment by considering a number of factors, primarily including the Company’s history of credit losses with adjustment as needed to reflect current conditions, the length of time accounts are past due, whether amounts relate to operated properties or non-operated properties, the ability to recoup amounts owed through netting of production proceeds, the balance of co-owner prepayments if any, and a party's ability to pay. Historically, the Company's credit losses have been immaterial. There were no significant write-offs, recoveries, or changes in the Company's allowance for credit losses during the three and six month periods ended June 30, 2021 and 2020.
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
The components of inventory as of June 30, 2021 and December 31, 2020 consisted of the following:

In thousands	June 30, 2021	December 31, 2020
Tubular goods and equipment	$13,350	$13,671
Crude oil and natural gas	75,913	58,486
Total	$89,263	$72,157
In the first quarter of 2020 the Company recognized a $24.5 million impairment to reduce its crude oil inventory to estimated net realizable value at March 31, 2020. The impairment is included in the caption “Property impairments” in the unaudited condensed consolidated statements of operations for the six month period ended June 30, 2020.
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

	Six months ended June 30,
In thousands	2021	2020
Supplemental cash flow information:
Cash paid for interest	$87,643	$125,208
Cash paid for income taxes	3	8
Cash received for income tax refunds (1)	2	9,485
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	8,747	3,725
(1) Amount received in the 2020 period primarily represents alternative minimum tax refunds.

As of June 30, 2021 and December 31, 2020, the Company had $140.3 million and $128.8 million, respectively, of accrued capital expenditures included in “Net property and equipment” with an offsetting amount in “Accounts payable trade” in the condensed consolidated balance sheets.
As of June 30, 2021 and December 31, 2020, the Company had $1.4 million and $0.1 million, respectively, of accrued contributions from noncontrolling interests included in "Receivables–Joint interest and other" with an offsetting amount in "Equity–Noncontrolling interests" in the condensed consolidated balance sheets.
As of June 30, 2021 and December 31, 2020, the Company had $1.7 million and $1.0 million, respectively, of accrued distributions to noncontrolling interests included in "Revenues and royalties payable" with an offsetting amount in "Equity–Noncontrolling interests" in the condensed consolidated balance sheets.
Note 4. Revenues
Below is a discussion of the nature, timing, and presentation of revenues arising from the Company's major revenue-generating arrangements.
Operated crude oil revenues – The Company pays third parties to transport the majority of its operated crude oil production from lease locations to downstream market centers, at which time the Company's customers take title and custody of the product in exchange for prices based on the particular market where the product was delivered. Operated crude oil revenues are recognized during the month in which control transfers to the customer and it is probable the Company will collect the consideration it is entitled to receive. Crude oil sales proceeds from operated properties are generally received by the Company within one month after the month in which a sale has occurred. Operated crude oil revenues are presented separately from transportation expenses as the Company controls the operated production prior to its transfer to customers. Transportation expenses associated with the Company's operated crude oil production totaled $43.9 million and $23.5 million for the three months ended June 30, 2021 and 2020, respectively, and $84.0 million and $73.9 million for the six months ended June 30, 2021 and 2020, respectively.
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Under certain arrangements, in periods of significantly depressed prices for natural gas and NGLs the contractual pricing adjustments applied by the midstream customer in a particular month may exceed the consideration to be received by the Company under the arrangement, resulting in a net payment owed by the Company to the midstream customer. In these situations, the net amounts paid or payable by the Company are reflected as a reduction of natural gas sales in the caption "Crude oil and natural gas sales" in the unaudited condensed consolidated statements of operations. Such payments for operated properties, which are referred to herein as negative gas revenues, were immaterial for the three and six months ended June 30, 2021 and totaled $22.7 million for the three and six months ended June 30, 2020, respectively.
Under certain arrangements, the Company has the right to take a volume of processed residue gas and/or NGLs in-kind at the tailgate of the midstream customer's processing plant in lieu of a monetary settlement for the sale of the Company's operated natural gas production. The Company currently takes certain processed residue gas volumes in kind in lieu of monetary settlement, but does not currently take NGL volumes. When the Company elects to take volumes in kind, it pays third parties to transport the processed products it took in-kind to downstream delivery points, where it then sells to customers at prices applicable to those downstream markets. In such situations, operated revenues are recognized during the month in which control transfers to the customer at the delivery point and it is probable the Company will collect the consideration it is entitled to receive. Operated sales proceeds are generally received by the Company within one month after the month in which a sale has occurred. In these scenarios, the Company's revenues include the pricing adjustments applied by the midstream processing entity according to the applicable contractual pricing formula, but exclude the transportation expenses the Company incurs to transport the processed products to downstream customers. Transportation expenses associated with these arrangements totaled $8.5 million and $8.8 million for the three months ended June 30, 2021 and 2020, respectively, and $18.7 million and $18.9 million for the six months ended June 30, 2021 and 2020, respectively.
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
In periods of significantly depressed prices for natural gas and NGLs the costs incurred by the outside operator in a particular month may exceed the consideration to be received by the Company, resulting in a net payment owed by the Company to the outside operator. In these situations, the net amounts paid or payable by the Company are reflected as a reduction of natural gas sales in the caption "Crude oil and natural gas sales" in the unaudited condensed consolidated statements of operations. Such negative gas revenues associated with non-operated properties were immaterial for the three and six months ended June 30, 2021 and totaled $7.8 million for the three and six months ended June 30, 2020, respectively.
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Disaggregation of crude oil and natural gas revenues
The following tables present the disaggregation of the Company's crude oil and natural gas revenues for the three and six months ended June 30, 2021 and 2020.

	Three months ended June 30, 2021			Three months ended June 30, 2020
In thousands	North Region	South Region	Total	North Region	South Region	Total
Crude oil revenues:
Operated properties	$586,900	$210,447	$797,347	$96,410	$30,075	$126,485
Non-operated properties	175,056	14,866	189,922	28,368	3,867	32,235
Total crude oil revenues	761,956	225,313	987,269	124,778	33,942	158,720
Natural gas revenues:
Operated properties (1)	73,575	179,524	253,099	(22,512)	39,704	17,192
Non-operated properties (2)	21,144	21,402	42,546	(4,622)	3,362	(1,260)
Total natural gas revenues	94,719	200,926	295,645	(27,134)	43,066	15,932
Crude oil and natural gas sales	$856,675	$426,239	$1,282,914	$97,644	$77,008	$174,652

Timing of revenue recognition
Goods transferred at a point in time	$856,675	$426,239	$1,282,914	$97,644	$77,008	$174,652
Goods transferred over time	—	—	—	—	—	—
	$856,675	$426,239	$1,282,914	$97,644	$77,008	$174,652

	Six months ended June 30, 2021			Six months ended June 30, 2020
In thousands	North Region	South Region	Total	North Region	South Region	Total
Crude oil revenues:
Operated properties	$1,031,566	$376,877	$1,408,443	$545,340	$209,251	$754,591
Non-operated properties	318,608	28,986	347,594	161,307	16,592	177,899
Total crude oil revenues	1,350,174	405,863	1,756,037	706,647	225,843	932,490
Natural gas revenues:
Operated properties (1)	156,508	551,285	707,793	(10,923)	112,010	101,087
Non-operated properties (2)	33,744	32,873	66,617	(2,903)	6,721	3,818
Total natural gas revenues	190,252	584,158	774,410	(13,826)	118,731	104,905
Crude oil and natural gas sales	$1,540,426	$990,021	$2,530,447	$692,821	$344,574	$1,037,395

Timing of revenue recognition
Goods transferred at a point in time	$1,540,426	$990,021	$2,530,447	$692,821	$344,574	$1,037,395
Goods transferred over time	—	—	—	—	—	—
	$1,540,426	$990,021	$2,530,447	$692,821	$344,574	$1,037,395
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
All of the Company's outstanding crude oil sales contracts at June 30, 2021 are short-term in nature with contract terms of less than one year. For such contracts, the Company has utilized the practical expedient in Accounting Standards Codification ("ASC") 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations, if any, if the performance obligation is part of a contract that has an original expected duration of one year or less.
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
Revenues from previously satisfied performance obligations
To record revenues for commodity sales, at the end of each month the Company estimates the amount of production delivered and sold to customers and the prices to be received for such sales. Differences between estimated revenues and actual amounts received for all prior months are recorded in the month payment is received from the customer and are reflected in the financial statements within the caption "Crude oil and natural gas sales". Revenues recognized during the three and six months ended June 30, 2021 and 2020 related to performance obligations satisfied in prior reporting periods were not material.
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

At June 30, 2021 the Company had outstanding derivative contracts as set forth in the tables below.

Natural gas derivatives
			Weighted Average Hedge Price
Period and Type of Contract	Volumes Hedged		Swaps	Sold Put	Floor	Ceiling
July 2021 - September 2021
Swaps - Henry Hub	343,359	MMBtus/day	$3.01
Collars - Henry Hub	150,000	MMBtus/day			$2.58	$3.24
October 2021 - December 2021
Swaps - Henry Hub	190,000	MMBtus/day	$3.02
Collars - Henry Hub	90,000	MMBtus/day			$3.00	$5.32
January 2022 - March 2022
Three-way collars - Henry Hub	190,000	MMBtus/day		$2.25	$2.87	$4.21

Crude oil derivatives

Period and Type of Contract	Volumes Hedged		Weighted Average Hedge Price
July 2021 - December 2021
NYMEX Roll Swaps	49,158	Bbls/day	$0.63
January 2022 - March 2022
NYMEX Roll Swaps	22,500	Bbls/day	$0.65
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

	Three months ended June 30,		Six months ended June 30,
In thousands	2021	2020	2021	2020
Cash received (paid) on derivatives:
Crude oil fixed price swaps	$(14,429)	$(7,123)	$(44,463)	$(7,123)
Crude oil collars	(4,409)	—	(9,365)	—
Crude oil NYMEX roll swaps	963	—	1,123	—
Natural gas fixed price swaps	1,741	—	3,950	—
Natural gas collars	50	—	3,234	—
Cash received (paid) on derivatives, net	(16,084)	(7,123)	(45,521)	(7,123)
Non-cash gain (loss) on derivatives:
Crude oil fixed price swaps	8,205	(10,101)	—	(10,101)
Crude oil collars	2,304	—	227	—
Crude oil NYMEX roll swaps	(3,501)	—	(3,326)	—
Natural gas fixed price swaps	(40,641)	8,749	(34,555)	8,749
Natural gas collars	(7,641)	693	(17,690)	693
Natural gas three-way collars	(4,820)	—	(4,820)	—
Non-cash gain (loss) on derivatives, net	(46,094)	(659)	(60,164)	(659)
Loss on derivative instruments, net	$(62,178)	$(7,782)	$(105,685)	$(7,782)

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

In thousands	June 30, 2021	December 31, 2020
Commodity derivative assets:
Gross amounts of recognized assets	$17,460	$15,900
Gross amounts offset on balance sheet	(16,648)	(597)
Net amounts of assets on balance sheet	812	15,303
Commodity derivative liabilities:
Gross amounts of recognized liabilities	(64,132)	(2,408)
Gross amounts offset on balance sheet	16,648	597
Net amounts of liabilities on balance sheet	$(47,484)	$(1,811)
The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed consolidated balance sheets.

In thousands	June 30, 2021	December 31, 2020
Derivative assets	$—	$15,303
Derivative assets, noncurrent	812	—
Net amounts of assets on balance sheet	812	15,303
Derivative liabilities	(45,873)	(227)
Derivative liabilities, noncurrent	(1,611)	(1,584)
Net amounts of liabilities on balance sheet	(47,484)	(1,811)
Total derivative assets (liabilities), net	$(46,672)	$13,492
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
The following table summarizes the valuation of derivative instruments by pricing levels that were accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

	Fair value measurements at June 30, 2021 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Swaps	$—	$(32,512)	$—	$(32,512)
Collars	—	(6,014)	—	(6,014)
Three-Way Collars	—	(4,820)	—	(4,820)
NYMEX roll swaps	—	(3,326)	—	(3,326)
Total	$—	$(46,672)	$—	$(46,672)

	Fair value measurements at December 31, 2020 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Swaps	$—	$2,043	$—	$2,043
Collars	—	11,449	—	$11,449
Total	$—	$13,492	$—	$13,492
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets are reported at fair value on a nonrecurring basis in the condensed consolidated financial statements. The following methods and assumptions were used to estimate the fair values for those assets.
Asset impairments – Proved crude oil and natural gas properties are reviewed for impairment on a field-by-field basis each quarter. The estimated future cash flows expected in connection with the field are compared to the carrying amount of the field to determine if the carrying amount is recoverable. If the carrying amount of the field exceeds its estimated undiscounted future cash flows, the carrying amount of the field is reduced to its estimated fair value. Risk-adjusted probable and possible reserves may be taken into consideration when determining estimated future net cash flows and fair value when such reserves exist and are economically recoverable. Due to the unavailability of relevant comparable market data, a discounted cash flow method is used to determine the fair value of proved properties. Significant unobservable inputs (Level 3) utilized in the determination of discounted future net cash flows include future commodity prices adjusted for differentials, forecasted production based on decline curve analysis, estimated future operating and development costs, property ownership interests, and a 10% discount rate. At June 30, 2021, the Company's commodity price assumptions were based on forward NYMEX strip prices through year-end 2025 and were then escalated at 3% per year thereafter. Operating cost assumptions were based on current costs escalated at 3% per year beginning in 2022.
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2021, estimated future net cash flows were determined to be in excess of cost basis, and therefore no impairment was recorded for the Company's proved crude oil and natural gas properties for the 2021 periods.
For the six months ended June 30, 2020, the Company determined the carrying amounts of certain proved properties were not recoverable from future cash flows and therefore were impaired. Such impairments, all of which were recognized in the 2020 first quarter, totaled $181.0 million and reflected fair value adjustments on legacy properties in the Red River Units totaling $166.5 million and various non-core properties in the North and South regions totaling $14.5 million. The impaired properties were written down to their estimated fair value at the time of impairment of $145.6 million. Impairments for the six months ended June 30, 2020 also include a $24.5 million impairment recognized in the 2020 first quarter to reduce the Company's crude oil inventory to estimated net realizable value at the time of impairment.
Certain unproved crude oil and natural gas properties were impaired during the three and six months ended June 30, 2021 and 2020, reflecting recurring amortization of undeveloped leasehold costs on properties the Company expects will not be transferred to proved properties over the lives of the leases based on drilling plans, experience of successful drilling, and the average holding period.
The following table sets forth the non-cash impairments of both proved and unproved properties for the indicated periods. Proved and unproved property impairments are recorded under the caption “Property impairments” in the unaudited condensed consolidated statements of operations.

	Three months ended June 30,		Six months ended June 30,
In thousands	2021	2020	2021	2020
Proved property and inventory impairments	$—	$—	$—	$205,545
Unproved property impairments	11,610	23,929	23,046	40,913
Total	$11,610	$23,929	$23,046	$246,458
Financial Instruments Not Recorded at Fair Value
The following table sets forth the estimated fair values of financial instruments that are not recorded at fair value in the condensed consolidated financial statements.

	June 30, 2021		December 31, 2020
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt:
Credit facility	$—	$—	$160,000	$160,000
Notes payable	23,482	23,100	24,590	24,700
5% Senior Notes due 2022	—	—	630,470	632,900
4.5% Senior Notes due 2023	647,504	679,300	646,943	669,900
3.8% Senior Notes due 2024	907,486	963,000	906,922	939,500
4.375% Senior Notes due 2028	991,306	1,105,600	990,746	1,024,400
5.75% Senior Notes due 2031	1,481,589	1,788,400	1,480,879	1,651,900
4.9% Senior Notes due 2044	691,961	789,800	691,868	689,600
Total debt	$4,743,328	$5,349,200	$5,532,418	$5,792,900
The fair value of credit facility borrowings, if any, approximate carrying value based on borrowing rates available to the Company for bank loans with similar terms and maturities and are classified as Level 2 in the fair value hierarchy.
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Note 7. Long-Term Debt
Long-term debt, net of unamortized discounts, premiums, and debt issuance costs totaling $40.9 million and $43.7 million at June 30, 2021 and December 31, 2020, respectively, consists of the following.

In thousands	June 30, 2021	December 31, 2020
Credit facility	$—	$160,000
Notes payable	23,482	24,590
5% Senior Notes due 2022	—	630,470
4.5% Senior Notes due 2023	647,504	646,943
3.8% Senior Notes due 2024	907,486	906,922
4.375% Senior Notes due 2028	991,306	990,746
5.75% Senior Notes due 2031	1,481,589	1,480,879
4.9% Senior Notes due 2044	691,961	691,868
Total debt	$4,743,328	$5,532,418
Less: Current portion of long-term debt	2,285	2,245
Long-term debt, net of current portion	$4,741,043	$5,530,173

Credit Facility
The Company has an unsecured credit facility, maturing on April 9, 2023, with aggregate lender commitments totaling $1.5 billion. The Company had no outstanding borrowings on its credit facility at June 30, 2021.
Credit facility borrowings, if any, bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company's senior, unsecured, long-term indebtedness. The Company incurs commitment fees based on currently assigned credit ratings of 0.25% per annum on the daily average amount of unused borrowing availability.
The credit facility contains certain restrictive covenants including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by the sum of net debt plus total shareholders' equity plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014. The Company was in compliance with the credit facility covenants at June 30, 2021.
Senior Notes
The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at June 30, 2021.

	2023 Notes	2024 Notes	2028 Notes	2031 Notes	2044 Notes
Face value (in thousands)	$649,625	$911,000	$1,000,000	$1,500,000	$700,000
Maturity date	April 15, 2023	June 1, 2024	January 15, 2028	January 15, 2031	June 1, 2044
Interest payment dates	April 15, Oct 15	June 1, Dec 1	Jan 15, July 15	Jan 15, Jul 15	June 1, Dec 1
Make-whole redemption period (1)	Jan 15, 2023	Mar 1, 2024	Oct 15, 2027	Jul 15, 2030	Dec 1, 2043
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
The indentures governing the Company’s senior notes contain covenants that, among other things, limit the Company’s ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, or consolidate, merge or transfer certain assets. These covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at June 30, 2021.

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
Retirement of Senior Notes
2021
In January 2021, the Company redeemed $400.0 million principal amount of its outstanding 2022 Notes and subsequently redeemed the remaining $230.8 million principal amount of its 2022 Notes in April 2021.
The Company recognized a pre-tax loss on extinguishment of debt in the 2021 first quarter related to the January 2021 redemption totaling $0.2 million and an additional pre-tax loss on extinguishment of debt in the 2021 second quarter related to the April 2021 redemption totaling $0.1 million, which included the pro-rata write-off of deferred financing costs and unamortized debt premium associated with the redeemed notes. The losses are reflected in the caption “Gain (loss) on extinguishment of debt” in the unaudited condensed consolidated statements of operations.
2020
In March and April 2020, the Company repurchased a portion of its 2023 Notes and 2024 Notes in open market transactions at a substantial discount to the face value of the notes, including $50.4 million face value of its 2023 Notes at an aggregate cost of $29.3 million and $89.0 million face value of its 2024 Notes at an aggregate cost of $46.9 million, in each case, including accrued and unpaid interest to the repurchase dates.
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
Notes payable
In June 2020, the Company borrowed an aggregate of $26.0 million under two 10-year amortizing term loans secured by the Company’s corporate office building and its interest in parking facilities in Oklahoma City, Oklahoma. The loans mature in May 2030 and bear interest at a fixed rate of 3.50% per annum through June 9, 2025, at which time the interest rate will be reset and fixed through the maturity date. Principal and interest are payable monthly through the maturity date and, accordingly, $2.3 million is reflected as a current liability under the caption “Current portion of long-term debt” in the condensed consolidated balance sheets as of June 30, 2021 associated with the loans.
Note 8. Commitments and Contingencies
Transportation, gathering, and processing commitments – The Company has entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. Certain of the commitments, which have varying terms extending as far as 2031, require the Company to pay per-unit transportation, gathering, or processing charges regardless of the amount of capacity used. Future commitments remaining as of June 30, 2021 under the arrangements amount to approximately $1.41 billion, of which $135 million is expected to be incurred in the remainder of 2021, $272 million in 2022, $272 million in 2023, $236 million in 2024, $143 million in 2025, and $353 million thereafter. A portion of these future costs will be borne by other interest owners. The Company is not committed under the above contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future. These commitments do not qualify as leases under ASC Topic 842 and are not recognized on the Company's balance sheet.
Litigation – The Company is involved in various legal proceedings including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, personal injury claims, regulatory compliance matters, disputes with tax authorities and other matters. While the outcome of these legal matters cannot be predicted with certainty, the Company does not expect them to have a material effect on its financial condition, results of operations or cash flows. As of June 30, 2021 and December 31, 2020, the Company had recognized a liability within “Other noncurrent liabilities” of $7.7 million and $7.7 million, respectively, for various matters, none of which are believed to be individually significant.
Environmental risk – Due to the nature of the crude oil and natural gas business, the Company is exposed to possible environmental risks. The Company is not aware of any material environmental issues or claims.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Note 9. Stock-Based Compensation
The Company has granted restricted stock to employees and directors pursuant to the Continental Resources, Inc. 2013 Long-Term Incentive Plan, as amended ("2013 Plan"). The Company’s associated compensation expense, which is included in the caption “General and administrative expenses” in the unaudited condensed consolidated statements of operations, was $13.6 million and $15.3 million for the three months ended June 30, 2021 and 2020, respectively, and $30.5 million and $31.7 million for the six months ended June 30, 2021 and 2020, respectively.
In March 2019, the Company amended and restated its 2013 Plan and specified 12,983,543 shares of common stock may be issued pursuant to the amended plan. Subject to limited exceptions, the 2013 Plan allows previously issued shares to be reissued if such shares are subsequently forfeited or withheld to satisfy tax withholdings. As of June 30, 2021, the Company had 8,424,837 shares of common stock available for long-term incentive awards to employees and directors under the 2013 Plan.
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
A summary of changes in non-vested restricted shares outstanding for the six months ended June 30, 2021 is presented below.

	Number of non-vested shares	Weighted average grant-date fair value
Non-vested restricted shares outstanding at December 31, 2020	4,890,638	$36.26
Granted	2,853,222	23.24
Vested	(1,554,508)	45.88
Forfeited	(102,506)	27.75
Non-vested restricted shares outstanding at June 30, 2021	6,086,846	$27.85
The grant date fair value of restricted stock represents the closing market price of the Company’s common stock on the date of grant. Compensation expense for a restricted stock grant is determined at the grant date fair value and is recognized over the vesting period as services are rendered by employees and directors. The Company estimates the number of forfeitures expected to occur in determining the amount of stock-based compensation expense to recognize. There are no post-vesting restrictions related to the Company’s restricted stock. The fair value at the vesting date of restricted stock that vested during the six months ended June 30, 2021 was approximately $38 million. As of June 30, 2021, there was approximately $96 million of unrecognized compensation expense related to non-vested restricted stock. This expense is expected to be recognized over a weighted average period of 1.8 years.
Note 10. Shareholders' Equity
2020 Share Repurchases
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
Dividend Payments
On April 27, 2021, the Company declared a quarterly cash dividend of $0.11 per share on its outstanding common stock, which amounted to $40 million and was paid on May 24, 2021 to shareholders of record as of May 10, 2021.
On January 27, 2020, the Company declared a quarterly cash dividend of $0.05 per share on its outstanding common stock, which amounted to $18.4 million and was paid on February 21, 2020 to shareholders of record as of February 7, 2020.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Dividend Declaration
On July 30, 2021, the Company declared a quarterly cash dividend of $0.15 per share on its outstanding common stock, which will be paid on August 20, 2021 to shareholders of record as of August 10, 2021.
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
The Company's provision (benefit) for income taxes and resulting effective tax rates were as follows for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Provision (benefit) for income taxes (in thousands)	$94,947	$(72,143)	$175,475	$(124,378)
Effective tax rate	24.7%	23.0%	24.2%	22.5%
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

	Three months ended June 30,		Six months ended June 30,
In thousands, except tax rates	2021	2020	2021	2020
Income (loss) before income taxes	$384,421	$(314,274)	$725,224	$(553,293)
U.S. federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Expected income tax provision (benefit) based on U.S. federal statutory tax rate	80,728	(65,998)	152,297	(116,192)
Items impacting the effective tax rate:
State and local income taxes, net of federal benefit	13,555	(10,305)	26,451	(17,908)
Equity compensation	147	585	6,137	4,471
Other, net	112	560	(4,920)	(2,629)
Change in valuation allowance	405	3,015	(4,490)	7,880
Provision (benefit) for income taxes	$94,947	$(72,143)	$175,475	$(124,378)
Effective tax rate	24.7%	23.0%	24.2%	22.5%
In assessing the realizability of deferred tax assets the Company must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company applies judgment to determine the weight of both positive and negative evidence in order to conclude whether a valuation allowance is necessary for its deferred tax assets. In determining whether a valuation allowance is required, the Company considers, among other factors, the Company's financial position, results of operations, projected future taxable income, reversal of existing deferred tax liabilities against deferred tax assets, and tax planning strategies. During 2020, a valuation allowance had been established for the deferred tax asset associated with a portion of the Company's Oklahoma state net operating loss carryforwards. In 2021, the Company reassessed the realizability of the deferred tax asset related to Oklahoma state net operating loss carryforwards, and based on current year activity, determined it was more likely than not that such assets would be realized. Therefore, it was determined that the previously recorded valuation allowance in 2020 should be released throughout 2021, with $4.5 million of release being recognized during the six months ended June 30, 2021.
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
Note 12. Property Acquisition
On March 4, 2021, the Company acquired undeveloped leasehold and producing properties in the Powder River Basin of Wyoming for $206.6 million, consisting of a $21.5 million escrow deposit paid in December 2020 upon execution of a definitive purchase agreement and a $185.1 million payment made at closing in March 2021. The acquisition included approximately 130,000 net acres and producing properties with production totaling approximately 7,200 net barrels of oil equivalent per day at the time of closing. The $21.5 million escrow deposit paid in December 2020 is included in the caption "Other noncurrent assets" on the Company's balance sheet at December 31, 2020, which was subsequently reclassified to "Net property and equipment" on the closing date. The Company recognized approximately $4.9 million of asset retirement obligations and $12.4 million of right-of-use assets and corresponding lease liabilities associated with the acquired properties.

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
Overview
We are an independent crude oil and natural gas company engaged in the exploration, development and production of crude oil and natural gas. Additionally, we pursue the acquisition and management of perpetually owned minerals located in certain of our key operating areas. We derive the majority of our operating income and cash flows from the sale of crude oil and natural gas and expect this to continue in the future. Our operations are primarily focused on exploration and development activities in the Bakken field of North Dakota and Montana, the SCOOP and STACK areas of Oklahoma, and the Powder River Basin of Wyoming. Our common stock trades on the New York Stock Exchange under the symbol “CLR” and our corporate internet website is www.clr.com.
Second Quarter 2021 Highlights
Financial and operating highlights for the second quarter of 2021 are summarized below. Our 2021 results underscore our continued focus on maximizing cash flow generation, reducing debt, maintaining low-cost capital efficient operations, achieving consistent asset performance, and delivering shareholder capital returns.
•Generated $673 million in operating cash flows in the second quarter, bringing year-to-date operating cash flows to $1.71 billion;
•Reduced outstanding debt by an additional $230 million in the second quarter, bringing year-to-date debt reduction to $789 million;
•Increased cash on hand to $150 million at June 30, 2021;
•Continued to maintain low cost operations with production expenses averaging $3.14 per Boe for the quarter; and
•Reinstated quarterly dividend in April 2021 at $0.11 per share of common stock which was paid on May 24, 2021.

Financial and Operating Metrics
Our operating results for 2020 were severely impacted by the economic effects from the COVID-19 pandemic on crude oil demand and prices. In response to the significant reduction in crude oil prices during 2020, we curtailed approximately 55% of our operated crude oil production and associated natural gas in the 2020 second quarter and significantly reduced our capital spending. These actions resulted in material reductions in our production, revenues, and cash flows for the three and six months ended June 30, 2020. We restored our curtailed production and resumed usual operations in the second half of 2020 as crude oil prices stabilized and improved.
Crude oil and natural gas prices have increased significantly in 2021 compared to 2020 levels in response to the lifting of COVID-19 restrictions, the resumption of economic activity, and the resulting improvement in supply and demand fundamentals. The increase in commodity prices and resumption of our operations resulted in significantly improved operating results in 2021 compared to 2020 as further described below.
The following table contains financial and operating metrics for the periods presented. Average net sales prices exclude any effect of derivative transactions. Per-unit expenses have been calculated using sales volumes.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Average daily production:
Crude oil (Bbl per day)	166,765	95,174	159,350	147,922
Natural gas (Mcf per day)	1,031,603	645,846	984,334	803,434
Crude oil equivalents (Boe per day)	338,699	202,815	323,405	281,828
Average net sales prices (1):
Crude oil ($/Bbl)	$62.37	$16.35	$57.95	$32.37
Natural gas ($/Mcf)	$3.06	$0.12	$4.24	$0.59
Crude oil equivalents ($/Boe)	$39.99	$7.88	$41.47	$18.56
Crude oil net sales price discount to NYMEX ($/Bbl)	$(3.83)	$(7.54)	$(4.16)	$(6.66)
Natural gas net sales price premium (discount) to NYMEX ($/Mcf)	$0.23	$(1.58)	$1.48	$(1.26)
Production expenses ($/Boe)	$3.14	$3.58	$3.24	$3.60
Production taxes (% of net crude oil and natural gas sales)	7.7%	7.8%	7.3%	8.7%
Depreciation, depletion, amortization and accretion ($/Boe)	$15.33	$16.07	$16.76	$16.25
Total general and administrative expenses ($/Boe)	$1.81	$2.30	$1.85	$1.66
 (1)     See the subsequent section titled Non-GAAP Financial Measures for a discussion and calculation of net sales prices, which are non-GAAP measures.
Three months ended June 30, 2021 compared to the three months ended June 30, 2020
Results of Operations
The following table presents selected financial and operating information for the periods presented.

	Three months ended June 30,
In thousands	2021	2020
Crude oil and natural gas sales	$1,282,914	$174,652
Loss on derivative instruments, net	(62,178)	(7,782)
Crude oil and natural gas service operations	14,389	8,789
Total revenues	1,235,125	175,659
Operating costs and expenses	(789,957)	(472,435)
Other expenses, net	(60,747)	(17,498)
Income (loss) before income taxes	384,421	(314,274)
(Provision) benefit for income taxes	(94,947)	72,143
Net income (loss)	289,474	(242,131)
Net income (loss) attributable to noncontrolling interests	149	(2,845)
Net income (loss) attributable to Continental Resources	$289,325	$(239,286)
Production volumes:
Crude oil (MBbl)	15,176	8,661
Natural gas (MMcf)	93,876	58,772
Crude oil equivalents (MBoe)	30,822	18,456
Sales volumes:
Crude oil (MBbl)	15,127	8,270
Natural gas (MMcf)	93,876	58,772
Crude oil equivalents (MBoe)	30,773	18,065
Production

The following table summarizes the changes in our average daily Boe production by major operating area for the second quarter period.

Boe production per day	2Q 2021	2Q 2020	% Change
Bakken	174,637	88,822	97%
SCOOP	115,859	72,296	60%
STACK	35,954	34,756	3%
All other	12,249	6,941	76%
Total	338,699	202,815	67%
The following tables reflect our production by product and region for the periods presented.

	Three months ended June 30,				Volume increase	Volume percent increase
	2021		2020
	Volume	Percent	Volume	Percent
Crude oil (MBbl)	15,176	49%	8,661	47%	6,515	75%
Natural gas (MMcf)	93,876	51%	58,772	53%	35,104	60%
Total (MBoe)	30,822	100%	18,456	100%	12,366	67%

	Three months ended June 30,				Volume increase	Volume percent increase
	2021		2020
	MBoe	Percent	MBoe	Percent
North Region	17,004	55%	8,711	47%	8,293	95%
South Region	13,818	45%	9,745	53%	4,073	42%
Total	30,822	100%	18,456	100%	12,366	67%
The 75% increase in crude oil production for the 2021 second quarter compared to the 2020 second quarter was driven by the previously described production curtailments and reduced drilling and completion activities during the 2020 second quarter with no similar operational restrictions in the current period, which led to a 4,949 MBbls, or 86%, increase in Bakken crude oil production, a 1,098 MBbls, or 58%, increase in SCOOP crude oil production, and a 108 MBbls, or 30%, increase in STACK crude oil production compared to the 2020 second quarter. Additionally, properties acquired in the Powder River Basin of Wyoming in March 2021 added 420 MBbls to our 2021 second quarter crude oil production.
The production curtailments and limited drilling and completion activities in the 2020 second quarter also adversely impacted our natural gas production, and our resumption of usual operations led to a 60% increase in natural gas production for the 2021 second quarter compared to the 2020 second quarter. Natural gas production in the Bakken increased 17,162 MMcf, or 123%, and natural gas production in SCOOP increased 17,197 MMcf, or 61%, from the prior year second quarter. Additionally, our recently acquired properties in the Powder River Basin added 755 MMcf to our 2021 second quarter natural gas production.
Revenues
Net crude oil and natural gas sales and related net sales prices presented below are non-GAAP measures. See the subsequent section titled Non-GAAP Financial Measures for a discussion and calculation of these measures.
Net crude oil and natural gas sales. Net crude oil and natural gas sales totaled $1.23 billion for the second quarter of 2021, a 764% increase compared to net sales of $142.3 million for the 2020 second quarter due to significant increases in net sales prices and sales volumes as discussed below.
Total sales volumes for the second quarter of 2021 increased 12,708 MBoe, or 70%, compared to the 2020 second quarter, reflecting reduced sales in the prior year period due to the previously described production curtailments in the second quarter of 2020 and our subsequent resumption of usual operations. For the second quarter of 2021, our crude oil sales volumes increased 83% compared to the 2020 second quarter, while our natural gas sales volumes increased 60%. When compared to the first quarter of 2021, our second quarter 2021 crude oil sales volumes increased 10% and our natural gas sales volumes increased 11% due to new well completions.
Our crude oil net sales prices averaged $62.37 per barrel in the 2021 second quarter compared to $16.35 per barrel for the 2020 second quarter due to a significant increase in market prices from improved supply and demand fundamentals along with lower price differentials. The differential between NYMEX West Texas Intermediate ("WTI") calendar month prices and our realized crude oil net sales prices averaged $3.83 per barrel for the 2021 second quarter compared to $7.54 per barrel for the 2020 second quarter. Crude oil prices in the 2020 second quarter were severely impacted by adverse changes in supply and demand fundamentals from the economic effects of the COVID-19 pandemic, which negatively impacted location differentials and price realizations in the 2020 second quarter with no similar impacts in the 2021 second quarter.
Our natural gas net sales prices averaged $3.06 per Mcf for the 2021 second quarter compared to $0.12 per Mcf for the 2020 second quarter due to a significant increase in market prices and improved price differentials. The difference between our net sales prices and NYMEX Henry Hub calendar month natural gas prices was a premium of $0.23 per Mcf for the 2021 second quarter compared to a discount of $1.58 per Mcf for the 2020 second quarter. We sell the majority of our operated natural gas production to midstream customers at lease locations based on market prices in the field where the sales occur. The field markets are impacted by residue gas and natural gas liquids ("NGLs") prices at secondary, downstream markets. NGL prices have increased significantly in 2021 compared to 2020 levels in conjunction with increased crude oil prices and other factors, resulting in significantly improved price realizations for our natural gas sales stream relative to benchmark prices.
Derivatives. The significant improvement in commodity prices during the second quarter of 2021 had an overall unfavorable impact on the fair value of our derivatives, which resulted in negative revenue adjustments of $62.2 million for the period, representing $16.1 million of cash losses and $46.1 million of unsettled non-cash losses, compared to negative revenue adjustments totaling $7.8 million in the 2020 second quarter.
Crude oil and natural gas service operations. Our crude oil and natural gas service operations consist primarily of revenues associated with water gathering, recycling, and disposal activities, which are impacted by our production volumes and the timing and extent of our drilling and completion projects. Revenues associated with such activities increased $5.6 million, or 64%, from $8.8 million for the second quarter of 2020 to $14.4 million for the second quarter of 2021 due to increased water handling activities resulting from the previously described increase in completion activities and production volumes compared to the 2020 second quarter.
Operating Costs and Expenses
Production Expenses. Production expenses increased $31.8 million, or 49%, to $96.5 million for the second quarter of 2021 compared to $64.7 million for the second quarter of 2020 primarily due to the previously described 70% increase in total sales volumes. Production expenses on a per-Boe basis improved to $3.14 per Boe for the 2021 second quarter compared to $3.58 per Boe for the 2020 second quarter.
Production Taxes. Production taxes increased $83.2 million to $94.3 million for the second quarter of 2021 compared to $11.1 million for the second quarter of 2020 due to the previously described increase in crude oil and natural gas sales, with our average production tax rate being consistent between periods. Our production taxes as a percentage of net crude oil and natural gas sales averaged 7.7% for the second quarter of 2021 compared to 7.8% for the second quarter of 2020.
Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $181.6 million, or 63%, to $471.9 million for the second quarter of 2021 compared to $290.3 million for the second quarter of 2020 primarily due to the previously described 70% increase in total sales volumes, the impact of which was partially offset by a decrease in our DD&A rate per Boe as further discussed below. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Three months ended June 30,
$/Boe	2021	2020
Crude oil and natural gas	$15.03	$15.65
Other equipment	0.21	0.30
Asset retirement obligation accretion	0.09	0.12
Depreciation, depletion, amortization and accretion	$15.33	$16.07
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
Our proved reserves were revised upward in the second quarter of 2021 prompted by significant increases in first-day-of-the-month commodity prices and other factors, which resulted in a decrease in our DD&A rate for crude oil and natural gas properties in the second quarter of 2021 compared to the second quarter of 2020 and the first quarter of 2021. If commodity prices remain at current levels for an extended period, additional upward price-related revisions of proved reserves may occur in the future, which may be significant and could result in a further decrease in our DD&A rate. We are unable to predict the timing and amount of future reserve revisions or the impact such revisions may have on our future DD&A rate.
Property Impairments. Total property impairments decreased $12.3 million, or 51%, to $11.6 million for the second quarter of 2021 compared to $23.9 million for the second quarter of 2020, reflecting a decrease in the amortization of undeveloped leasehold costs from changes in management's estimates of properties not expected to be developed before lease expiration in response to significantly improved commodity prices compared to the prior year. There were no proved property impairments recognized in the second quarter periods of 2021 and 2020.
General and Administrative Expenses. Total G&A expenses increased $14.1 million, or 34%, to $55.6 million for the second quarter of 2021 compared to $41.5 million for the second quarter of 2020.
Total G&A expenses include non-cash charges for equity compensation of $13.6 million and $15.3 million for the second quarters of 2021 and 2020, respectively. G&A expenses other than equity compensation totaled $42.0 million for the 2021 second quarter, an increase of $15.8 million, or 60%, compared to $26.2 million for the 2020 second quarter. This increase was primarily due to an increase in employee benefits partially offset by higher overhead recoveries from joint interest owners driven by increased drilling, completion, and production activities compared to the 2020 second quarter.
The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Three months ended June 30,
$/Boe	2021	2020
General and administrative expenses	$1.37	$1.45
Non-cash equity compensation	0.44	0.85
Total general and administrative expenses	$1.81	$2.30
Interest Expense. Interest expense decreased $4.1 million, or 6%, to $61.0 million for the second quarter of 2021 compared to $65.1 million for the second quarter of 2020 due to a decrease in our total outstanding debt. Our weighted average outstanding debt balance was $4.9 billion for the second quarter of 2021 compared to $6.1 billion for the second quarter of 2020. We expect our outstanding debt and interest expense for the remaining quarterly periods of 2021 will continue to be lower than 2020 levels.
Income Taxes. For the second quarters of 2021 and 2020 we provided for income taxes at a combined federal and state tax rate of 24.5% of our pre-tax income/loss. We recorded an income tax provision of $94.9 million for the 2021 second quarter and an income tax benefit of $72.1 million for the 2020 second quarter, which resulted in effective tax rates of 24.7% and 23.0%, respectively, after taking into account statutory tax rates, permanent taxable differences, tax effects from equity compensation, changes in valuation allowances, and other items. See Notes to Unaudited Condensed Consolidated Financial Statements–Note 11. Income Taxes for a summary of the sources and tax effects of items comprising our effective tax rates.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020
Results of Operations
The following table presents selected financial and operating information for the periods presented.

	Six months ended June 30,
In thousands	2021	2020
Crude oil and natural gas sales	$2,530,447	$1,037,395
Loss on derivative instruments, net	(105,685)	(7,782)
Crude oil and natural gas service operations	26,178	26,847
Total revenues	2,450,940	1,056,460
Operating costs and expenses	(1,600,074)	(1,546,824)
Other expenses, net	(125,642)	(62,929)
Income (loss) before income taxes	725,224	(553,293)
(Provision) benefit for income taxes	(175,475)	124,378
Net income (loss)	549,749	(428,915)
Net income (loss) attributable to noncontrolling interests	782	(3,965)
Net income (loss) attributable to Continental Resources	$548,967	$(424,950)
Production volumes:
Crude oil (MBbl)	28,842	26,922
Natural gas (MMcf)	178,165	146,225
Crude oil equivalents (MBoe)	58,536	51,293
Sales volumes:
Crude oil (MBbl)	28,853	26,521
Natural gas (MMcf)	178,165	146,225
Crude oil equivalents (MBoe)	58,547	50,891
Production
The following table summarizes the changes in our average daily Boe production by major operating area for the year to date period.

Boe production per day	YTD 6/30/2021	YTD 6/30/2020	% Change
Bakken	167,646	145,162	15%
SCOOP	108,960	90,057	21%
STACK	36,177	39,455	(8%)
All other	10,622	7,154	48%
Total	323,405	281,828	15%

The following tables reflect our production by product and region for the periods presented.

	Six months ended June 30,				Volume increase	Volume percent increase
	2021		2020
	Volume	Percent	Volume	Percent
Crude oil (MBbl)	28,842	49%	26,922	52%	1,920	7%
Natural gas (MMcf)	178,165	51%	146,225	48%	31,940	22%
Total (MBoe)	58,536	100%	51,293	100%	7,243	14%

	Six months ended June 30,				Volume increase	Volume percent increase
	2021		2020
	MBoe	Percent	MBoe	Percent
North Region	32,263	55%	27,715	54%	4,548	16%
South Region	26,273	45%	23,578	46%	2,695	11%
Total	58,536	100%	51,293	100%	7,243	14%
The 7% increase in crude oil production for year to date 2021 compared to year to date 2020 was primarily driven by a 1,434 MBbls, or 8%, increase in Bakken crude oil production along with a 113 MBbls, or 2%, increase in SCOOP crude oil production due to the previously described production curtailments and limited drilling and completion activities undertaken during the 2020 second quarter. Additionally, properties acquired in the Powder River Basin of Wyoming in March 2021 added 594 MBbls to our 2021 crude oil production.
The production curtailments and limited drilling and completion activities in the 2020 second quarter also impacted our 2020 year to date natural gas production, and our resumption of usual operations led to a 19,312 MMcf, or 30%, increase in SCOOP natural gas production and a 14,940 MMcf, or 34%, increase in Bakken natural gas production over the prior year period. Additionally, our recently acquired properties in the Powder River Basin added 1,045 MMcf to our year to date 2021 natural gas production. These increases were partially offset by a 3,347 MMcf, or 9%, decrease in STACK natural gas production due to natural declines and limited well completions over the past year.
Revenues
Net crude oil and natural gas sales. Net crude oil and natural gas sales for year to date 2021 totaled $2.43 billion, an increase of 157% compared to net sales of $944.6 million for the comparable 2020 period due to significant increases in net sales prices and sales volumes as discussed below.
Total sales volumes for year to date 2021 increased 7,656 MBoe, or 15%, compared to year to date 2020, reflecting reduced sales in the prior period from the previously described production curtailments in the second quarter of 2020 and our subsequent resumption of usual operations. For year to date 2021, our crude oil sales volumes increased 9% from the comparable 2020 period, while our natural gas sales volumes increased 22%.
Our crude oil net sales prices averaged $57.95 per barrel for year to date 2021, an increase of 79% compared to $32.37 per barrel for year to date 2020 due to a significant increase in market prices from improved supply and demand fundamentals along with lower price differentials. The differential between NYMEX WTI calendar month prices and our realized crude oil net sales prices averaged $4.16 per barrel for year to date 2021 compared to $6.66 per barrel for year to date 2020. Crude oil prices for year to date 2020 were severely impacted by adverse changes in supply and demand fundamentals from the economic effects of the COVID-19 pandemic, which negatively impacted location differentials and price realizations in the 2020 period with no similar impacts in 2021.
Our natural gas net sales prices averaged $4.24 per Mcf for year to date 2021 compared to $0.59 per Mcf for year to date 2020 due to a significant increase in market prices and improved price differentials. The difference between our net sales prices and NYMEX Henry Hub calendar month natural gas prices was a premium of $1.48 per Mcf for year to date 2021 compared to a discount of $1.26 per Mcf for the year to date 2020 period. In February 2021, severe winter weather and freezing temperatures in the southern United States led to a period of increased spot prices for residue natural gas that resulted in a significant improvement in our price realizations in the 2021 first quarter relative to benchmark prices and prior periods. Additionally, prices for natural gas liquids have increased significantly in 2021 compared to 2020 levels in conjunction with increased crude oil prices and other factors, resulting in improved price realizations for our natural gas sales stream.

Derivatives. The significant improvement in commodity prices during the six months ended June 30, 2021 had an overall unfavorable impact on the fair value of our derivatives, which resulted in negative revenue adjustments of $105.7 million for the period, representing $45.5 million of cash losses and $60.2 million of unsettled non-cash losses, compared to negative revenue adjustments of $7.8 million in the comparable 2020 period.
Operating Costs and Expenses
Production Expenses. Production expenses increased $6.4 million, or 4%, to $189.6 million for year to date 2021 compared to $183.2 million for year to date 2020 primarily due to the previously described 15% increase in total sales volumes. Production expenses on a per-Boe basis improved to $3.24 per Boe for year to date 2021 compared to $3.60 per Boe for year to date 2020.
Production Taxes. Production taxes increased $96.0 million, or 117%, to $178.3 million for year to date 2021 compared to $82.3 million for year to date 2020 due to the previously described increase in crude oil and natural gas sales partially offset by a decrease in our average production tax rate. Our production taxes as a percentage of net crude oil and natural gas sales decreased from 8.7% for year to date 2020 to 7.3% for year to date 2021 primarily resulting from an increase in the proportion of our revenues being generated in Oklahoma in the current period, which has lower production tax rates compared to North Dakota.
Exploration expenses. Exploration expenses, which consist primarily of exploratory geological and geophysical costs and dry hole costs that are expensed as incurred, decreased $6.7 million to $6.9 million for year to date 2021 compared to $13.6 million for year to date 2020. The 2020 period includes $6.3 million of dry hole costs recognized in the 2020 first quarter associated with an unsuccessful exploratory well with no comparable dry hole costs incurred in the 2021 period.
Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $154.5 million, or 19%, to $981.5 million for year to date 2021 compared to $827.0 million for the comparable 2020 period primarily due to the previously described 15% increase in total sales volumes. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Six months ended June 30,
$/Boe	2021	2020
Crude oil and natural gas	$16.46	$15.95
Other equipment	0.21	0.21
Asset retirement obligation accretion	0.09	0.09
Depreciation, depletion, amortization and accretion	$16.76	$16.25
Property Impairments. Total property impairments decreased $223.5 million to $23.0 million for the year to date period of 2021 compared to $246.5 million for year to date 2020 primarily reflecting lower proved property impairments in the current period. No proved property impairments were recognized for year to date 2021 as estimated future net cash flows were determined to be in excess of cost basis due to improved commodity prices, while proved property impairments totaled $205.5 million in the comparable 2020 period. Additionally, impairments of unproved properties decreased $17.9 million for year to date 2021 compared to year to date 2020 reflecting a decrease in the amortization of undeveloped leasehold costs from changes in management's estimates of properties not expected to be developed before lease expiration in response to significantly improved commodity prices compared to the prior year.
General and Administrative Expenses. Total G&A expenses increased $24.0 million, or 28%, to $108.4 million for year to date 2021 compared to $84.4 million for year to date 2020.
Total G&A expenses include non-cash charges for equity compensation of $30.5 million and $31.7 million for the year to date periods of 2021 and 2020, respectively. G&A expenses other than equity compensation totaled $77.9 million for year to date 2021, an increase of $25.2 million, or 48%, compared to $52.7 million for the comparable 2020 period due to an increase in employee benefits.
The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Six months ended June 30,
$/Boe	2021	2020
General and administrative expenses	$1.33	$1.04
Non-cash equity compensation	0.52	0.62
Total general and administrative expenses	$1.85	$1.66

Interest Expense. Interest expense decreased $2.8 million, or 2%, to $125.9 million for year to date 2021 compared to $128.7 million for the comparable 2020 period due to a decrease in our total outstanding debt. Our weighted average outstanding debt balance for year to date 2021 was $5.3 billion compared to $5.8 billion for year to date 2020.
We reduced our outstanding debt by $789 million during the six months ended June 30, 2021 and expect our interest expense for the second half of 2021 to be lower than amounts recognized in the first half of the year. The year to date 2021 period includes $3.7 million of interest expense associated with our 2022 Notes that were fully redeemed as discussed in Note 7. Long-Term Debt in Notes to Unaudited Condensed Consolidated Financial Statements.
Income Taxes. For the six months ended June 30, 2021 and 2020 we provided for income taxes at a combined federal and state tax rate of 24.5% of our pre-tax income/loss. We recorded an income tax provision of $175.5 million for the year to date period of 2021 and an income tax benefit of $124.4 million for year to date 2020, which resulted in effective tax rates of 24.2% and 22.5%, respectively, after taking into account statutory tax rates, permanent taxable differences, tax effects from equity compensation, changes in valuation allowances, and other items. See Notes to Unaudited Condensed Consolidated Financial Statements–Note 11. Income Taxes for a summary of the sources and tax effects of items comprising our effective tax rates.
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

At July 31, 2021, we had $1.5 billion of borrowing availability under our credit facility. Our credit facility, which is unsecured and has no borrowing base subject to redetermination, does not mature until April 2023. Further, we have no near-term senior note maturities, with our earliest scheduled maturity being our $649.6 million of 2023 Notes due in April 2023.
Based on our planned capital spending, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our credit facility and senior note indentures. Further, based on current market indications, we expect to meet in the ordinary course of business other contractual cash commitments to third parties as of June 30, 2021, including those described in Note 8. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements, recognizing we may be required to meet such commitments even if our business plan assumptions were to change. We monitor our capital spending closely based on actual and projected cash flows and have the ability to reduce spending or dispose of assets if needed to preserve liquidity and financial flexibility to fund our operations.
Cash Flows
Cash flows from operating activities
Net cash provided by operating activities increased $1.07 billion, or 166%, to $1.71 billion for the year to date period of 2021 compared to $644 million for year to date 2020 primarily due to a $1.49 billion increase in crude oil and natural gas revenues due to the previously described increases in commodity prices and sales volumes in the current period. This increase was partially offset by a $96 million increase in production taxes associated with higher crude oil and natural gas revenues and a $38 million increase in realized cash losses on matured commodity derivatives in the current period.
Cash flows from investing activities
Net cash used in investing activities decreased $248 million, or 24%, to $771 million for the year to date period of 2021 compared to $1.02 billion for year to date 2020, reflecting our focus on maintaining capital spending discipline to maximize cash flow generation for debt reduction. Our cash flows used in investing activities for 2021 include $185.1 million paid in March 2021 to acquire properties in the Powder River Basin of Wyoming as discussed in Notes to Unaudited Condensed Consolidated Financial Statements–Note 12. Property Acquisition. Our non-acquisition capital expenditures for full year 2021 are budgeted to be $1.4 billion compared to $1.2 billion of non-acquisition capital spending for full year 2020.

Cash flows from financing activities
Net cash used in financing activities for the year to date period of 2021 totaled $839 million, primarily consisting of $630.8 million of cash used to redeem the remaining balance of our 2022 Notes, $160 million of net repayments on our credit facility, and $40 million of cash dividends paid on common stock. We intend to continue reducing our long-term debt.
Net cash provided by financing activities for the year to date period of 2020 totaled $342.6 million, driven by $532 million of net borrowings incurred on our credit facility to increase cash on hand during 2020 due to economic uncertainties from the COVID-19 pandemic, which was partially offset by $126.9 million of cash used to repurchase shares of our common stock, $74.0 million of cash used to repurchase senior notes, exclusive of interest, in open market transactions, and $18.5 million of cash dividends paid on common stock.
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
Credit facility
We have an unsecured credit facility, maturing in April 2023, with aggregate lender commitments totaling $1.5 billion. The commitments are from a syndicate of 14 banks and financial institutions. We believe each member of the current syndicate has the capability to fund its commitment. As of July 31, 2021, we had no outstanding borrowings on our credit facility.
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
We were in compliance with our credit facility covenants at June 30, 2021 and expect to maintain such compliance. At June 30, 2021, our consolidated net debt to total capitalization ratio was 0.36 to 1.00. We do not believe the credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing if needed to support our business. At June 30, 2021, our total debt would have needed to independently increase by approximately $10.3 billion above the existing level at that date (with no corresponding increase in cash or reduction in refinanced debt) to reach the maximum covenant ratio of 0.65 to 1.00. Alternatively, our total shareholders' equity would have needed to independently decrease by approximately $5.6 billion (excluding the after-tax impact of any non-cash impairment charges) below the existing level at June 30, 2021 to reach the maximum covenant ratio. These independent point-in-time sensitivities do not take into account other factors that could arise to mitigate the impact of changes in debt and equity on our consolidated net debt to total capitalization ratio, such as disposing of assets or exploring alternative sources of capitalization.

Future Capital Requirements
Senior notes
Our debt includes outstanding senior note obligations totaling $4.76 billion at June 30, 2021. We have no near-term senior note maturities, with our earliest scheduled maturity being our $649.6 million of 2023 Notes due in April 2023. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 7. Long-Term Debt in Notes to Unaudited Condensed Consolidated Financial Statements.
We were in compliance with our senior note covenants at June 30, 2021 and expect to maintain such compliance. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt do not trigger additional senior note covenants.
Mineral acquisition relationship
In October 2018, Continental entered into a strategic relationship with Franco-Nevada Corporation to acquire oil and gas mineral interests within an area of mutual interest through a minerals subsidiary named The Mineral Resources Company II, LLC ("TMRC II"). Under the relationship, the parties have agreed to spend up to a remaining aggregate total of $136 million to acquire mineral interests. Continental agreed to fund 20% of future mineral acquisitions and will be entitled to receive between 25% and 50% of total revenues generated by TMRC II based upon performance relative to predetermined production targets, while Franco-Nevada will fund 80% of future acquisitions and will be entitled to receive between 50% and 75% of TMRC II's revenues. Based upon production targets achieved to date, Continental is currently earning 50% of TMRC II's revenues and such allocation is expected to continue through at least year-end 2021.
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
For the six months ended June 30, 2021, we invested $582.9 million in our capital program excluding $220.9 million of unbudgeted acquisitions and including $11.5 million of capital costs associated with increased accruals for capital expenditures as compared to December 31, 2020. Our 2021 year to date capital expenditures were allocated as shown in the table below.

In millions	1Q 2021	2Q 2021	YTD 2021
Exploration and development drilling	$255.6	$216.2	$471.8
Land costs	7.5	14.5	22.0
Mineral acquisitions attributable to Continental	0.2	1.3	1.5
Capital facilities, workovers, water infrastructure, and other corporate assets	27.4	57.3	84.7
Seismic	2.7	0.2	2.9
Capital expenditures attributable to Continental, excluding unbudgeted acquisitions	293.4	289.5	582.9
Acquisitions of producing properties (1)	183.3	(5.4)	177.9
Acquisitions of non-producing properties	24.3	18.7	43.0
Total unbudgeted acquisitions	207.6	13.3	220.9
Total capital expenditures attributable to Continental	$501.0	$302.8	$803.8
Mineral acquisitions attributable to Franco-Nevada	0.9	2.8	3.7
Total capital expenditures	$501.9	$305.6	$807.5
(1) The adjustment of $5.4 million in the second quarter of 2021 represents customary purchase price adjustments related to our March 2021 acquisition of undeveloped leasehold and producing properties in the Powder River Basin of Wyoming.
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
Commitments and contingencies
Refer to Note 8. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements for discussion of certain future commitments of the Company. Based on current market indications, we expect to meet in the ordinary course of business our contractual cash commitments to third parties as of June 30, 2021.
The U.S. Army Corps of Engineers (“Corps”) is currently conducting a court-ordered environmental review to determine whether the Dakota Access Pipeline (“DAPL”) poses a threat to the drinking water supply of the Standing Rock Sioux Reservation. The review is estimated to be completed no later than March 2022. Once completed, the Corps will determine whether DAPL is safe to operate or must be shut down. The Standing Rock Sioux Tribe's request for an injunction to shut down DAPL while the environmental review is being conducted was denied by U.S. District Judge James Boasberg on May 21, 2021, holding that the tribe failed to make a successful showing of irreparable harm. Thereafter, the case was dismissed.
The Company utilizes DAPL to transport a portion of its North region crude oil production to ultimate markets on the U.S. gulf coast. Our transportation commitment on the pipeline increased from 3,550 barrels per day to 30,000 barrels per day effective August 1, 2021 in conjunction with the completion of a DAPL expansion project. This commitment will continue through February 2026 at which time the commitment decreases to 26,450 barrels per day through July 2028.
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
Dividend declaration
On July 30, 2021, the Company declared a quarterly cash dividend of $0.15 per share on its outstanding common stock, which will be paid on August 20, 2021 to shareholders of record as of August 10, 2021.

Senior note redemptions
As discussed in Note 7. Long-Term Debt, in 2021 we redeemed the remaining principal amount of our outstanding 2022 Notes. From time to time, we may seek to execute additional redemptions or repurchases of our senior notes for cash in open market transactions, privately negotiated transactions, or otherwise. Such redemptions or repurchases will depend on prevailing market conditions, our liquidity and prospects for future access to capital, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.
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
The following tables present a reconciliation of crude oil and natural gas sales (GAAP) to net crude oil and natural gas sales and related net sales prices (non-GAAP) for the three and six months ended June 30, 2021 and 2020.

	Three months ended June 30, 2021			Three months ended June 30, 2020
In thousands	Crude oil	Natural gas	Total	Crude oil	Natural gas	Total
Crude oil and natural gas sales (GAAP)	$987,269	$295,645	$1,282,914	$158,720	$15,932	$174,652
Less: Transportation expenses	(43,898)	(8,547)	(52,445)	(23,518)	(8,787)	(32,305)
Net crude oil and natural gas sales (non-GAAP)	$943,371	$287,098	$1,230,469	$135,202	$7,145	$142,347
Sales volumes (MBbl/MMcf/MBoe)	15,127	93,876	30,773	8,270	58,772	18,065
Net sales price (non-GAAP)	$62.37	$3.06	$39.99	$16.35	$0.12	$7.88

	Six months ended June 30, 2021			Six months ended June 30, 2020
In thousands	Crude oil	Natural gas	Total	Crude oil	Natural gas	Total
Crude oil and natural gas sales (GAAP)	$1,756,037	$774,410	$2,530,447	$932,490	$104,905	$1,037,395
Less: Transportation expenses	(83,977)	(18,724)	(102,701)	(73,890)	(18,917)	(92,807)
Net crude oil and natural gas sales (non-GAAP)	$1,672,060	$755,686	$2,427,746	$858,600	$85,988	$944,588
Sales volumes (MBbl/MMcf/MBoe)	28,853	178,165	58,547	26,521	146,225	50,891
Net sales price (non-GAAP)	$57.95	$4.24	$41.47	$32.37	$0.59	$18.56

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
General. We are exposed to a variety of market risks including commodity price risk, credit risk, and interest rate risk. We seek to address these risks through a program of risk management which may include the use of derivative instruments.
Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of crude oil and natural gas. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for crude oil and natural gas has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including differences between product prices at sales points and the applicable index prices. Based on our average daily production for the six months ended June 30, 2021, and excluding the effect of derivative instruments in place, our annual revenue would increase or decrease by approximately $582 million for each $10.00 per barrel change in crude oil prices at June 30, 2021 and $359 million for each $1.00 per Mcf change in natural gas prices at June 30, 2021.
To reduce price risk caused by market fluctuations in crude oil and natural gas prices, from time to time we may economically hedge a portion of our anticipated crude oil and natural gas production as part of our risk management program. In addition, we may utilize basis contracts to hedge the differential between derivative contract index prices and those of our physical pricing points. Reducing our exposure to price volatility helps secure funds to be used for our capital program and general corporate purposes. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. We may choose not to hedge future production if the price environment for certain time periods is deemed to be unfavorable. Additionally, we may choose to settle existing derivative positions prior to the expiration of their contractual maturities. While hedging, if utilized, limits the downside risk of adverse price movements, it also limits future revenues from upward price movements.
The fair value of our derivative instruments at June 30, 2021 was a net liability of $46.7 million, which is comprised of a $3.3 million net liability associated with our crude oil derivatives and a $43.4 million net liability associated with our natural gas derivatives. The following table shows how a hypothetical +/- 10% change in the underlying forward prices used to calculate the fair value of our derivatives would impact the fair value estimates as of June 30, 2021.

		Hypothetical Fair Value
In thousands	Change in Forward Price	Asset (Liability)
Crude Oil	-10%	($2,356)
Crude Oil	+10%	($4,298)
Natural Gas	-10%	($22,517)
Natural Gas	+10%	($64,920)
Changes in the fair value of our derivatives from the above price sensitivities would produce a corresponding change in our total revenues.
Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our crude oil and natural gas production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($855 million in receivables at June 30, 2021), and our joint interest and other receivables ($181 million at June 30, 2021).

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
Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $22 million at June 30, 2021, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on a co-owner's interest in the well, to net production proceeds against amounts owed in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

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
We had no outstanding borrowings on our credit facility at July 31, 2021.
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
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of June 30, 2021 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2021, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Recent Sales of Unregistered Securities – Not applicable.
(b)Use of Proceeds – Not applicable.
(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers – The table below provides information about purchases of shares of our common stock during the three months ended June 30, 2021.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
April 1, 2021 to April 30, 2021:
Repurchases for tax withholdings (2)	5,120	$27.45	—	—
May 1, 2021 to May 31, 2021:
Repurchases for tax withholdings (2)	10,868	$31.48	—	—
June 1, 2021 to June 30, 2021:
Repurchases for tax withholdings (2)	780	$35.75	—	—
Purchases by principal shareholder (3)	346,486	$36.07
Total for the quarter	363,254	$35.81	—	—
(1)In May 2019 our Board of Directors approved the initiation of a share repurchase program to acquire up to $1 billion of our common stock beginning in June 2019 at times and levels deemed appropriate by management. The program was announced on June 3, 2019 and does not have a set expiration date. The share repurchase program may be modified, suspended, or terminated by our Board of Directors at any time. No share repurchases were made by the Company under the program during the three months ended June 30, 2021. The dollar value of shares that may yet be purchased under the program totaled $682.9 million as of June 30, 2021.
(2)Amounts represent shares surrendered by employees to cover tax liabilities in connection with the vesting of restricted stock granted under the Company's 2013 Long-Term Incentive Plan. We paid the associated taxes to the applicable taxing authorities. The price paid per share was the closing price of our common stock on the date the restrictions lapsed on such shares.
(3)Represents shares of our common stock purchased in open market transactions by Harold G. Hamm, our Chairman of the Board and principal shareholder.

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

10.1*†	Summary of Non-Employee Director Compensation, Approved and Effective as of May 19, 2021.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

32**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	Inline XBRL Instance Document - the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith
**    Furnished herewith
†    Management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL RESOURCES, INC.

Date:	August 2, 2021	By:	/s/ John D. Hart
John D. Hart
Sr. Vice President, Chief Financial Officer and Chief Strategy Officer (Duly Authorized Officer and Principal Financial Officer)