Form 10-Q
period 2022-03-31
CONTINENTAL RESOURCES, INC
filed 2022-05-04
CIK 732834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
362,969,105 shares of our $0.01 par value common stock were outstanding on April 25, 2022.

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
"Net crude oil, natural gas, and natural gas liquids sales" Represents total crude oil, natural gas, and natural gas liquids sales less total transportation expenses. Net crude oil, natural gas, and natural gas liquids sales presented herein are non-GAAP measures. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures for a discussion and calculation of this measure.
"Net sales price" Represents the average net wellhead sales price received by the Company for its sales after deducting transportation expenses. Net sales price is calculated by taking revenues less transportation expenses divided by sales volumes for a period. Net sales prices presented herein are non-GAAP measures. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures for a discussion and calculation of this measure.
“NGL” or "NGLs" Refers to natural gas liquids, which are hydrocarbon products that are separated during natural gas processing and include ethane, propane, isobutane, normal butane, and natural gasoline.
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
Forward-looking statements may include, but are not limited to, statements about:
•our strategy;
•our business and financial plans;
•our future operations;
•our proved reserves and related development plans;
•technology;
•future commodity prices and differentials;
•the timing and amount of future production of crude oil, natural gas liquids, and natural gas and flaring activities;
•the amount, nature and timing of capital expenditures;
•estimated revenues, expenses and results of operations;
•drilling and completing of wells;
•shutting in of production and the resumption of production activities;
•competition;
•marketing of crude oil, natural gas, and natural gas liquids;
•transportation of crude oil, natural gas, and natural gas liquids to markets;
•property exploitation, property acquisitions and dispositions, strategic investments, or joint development opportunities;
•costs of exploiting and developing our properties and conducting other operations, including any impacts from inflation;
•our financial position, dividend payments, bond repurchases, debt reduction plans, share repurchases, or income tax payments;
•the impact of the COVID-19 (novel coronavirus) pandemic on economic conditions, the demand for crude oil, the Company's operations and the operations of its customers, suppliers, and service providers;
•geopolitical events and conditions in, or affecting other, crude oil-producing and natural gas-producing nations;
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
Forward-looking statements are based on the Company’s current expectations and assumptions about future events and currently available information as to the outcome and timing of future events. Although the Company believes these assumptions and expectations are reasonable, they are inherently subject to numerous business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company's control. No assurance can be given that such expectations will be correct or achieved or that the assumptions are accurate or will not change over time. The risks and uncertainties that may affect the operations, performance and results of the business and forward-looking statements include, but are not limited to, those risk factors and other cautionary statements described under Part II, Item 1A. Risk Factors and elsewhere in this report, if any, our Annual Report on Form 10-K for the year ended December 31, 2021, registration statements we file from time to time with the Securities and Exchange Commission, and other announcements we make from time to time.
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which such statement is made. Additionally, new factors emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described in this report or our Annual Report on Form 10-K for the year ended December 31, 2021 occur, or should underlying assumptions prove incorrect, the Company's actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements are expressly qualified in their entirety by this cautionary statement.
Except as expressly stated above or otherwise required by applicable law, the Company undertakes no obligation to publicly correct or update any forward-looking statement whether as a result of new information, future events or circumstances after the date of this report, or otherwise.
iii

PART I. Financial Information

ITEM 1.    Financial Statements
Continental Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
In thousands, except par values and share data	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,244	$20,868
Receivables:
Crude oil, natural gas, and natural gas liquids sales	1,606,516	1,122,415
Joint interest and other	274,902	278,753
Allowance for credit losses	(2,768)	(2,814)
Receivables, net	1,878,650	1,398,354
Derivative assets	3,561	22,334
Inventories	155,305	105,568
Prepaid expenses and other	25,315	17,266
Total current assets	2,067,075	1,564,390
Net property and equipment, based on successful efforts method of accounting	17,466,448	16,975,465
Investment in unconsolidated affiliates	65,772	—
Operating lease right-of-use assets	27,036	16,370
Derivative assets, noncurrent	7,307	13,188
Other noncurrent assets	39,793	21,698
Total assets	$19,673,431	$18,591,111
Liabilities and equity
Current liabilities:
Accounts payable trade	$656,142	$582,317
Revenues and royalties payable	813,404	627,171
Accrued liabilities and other	311,262	285,740
Current portion of income tax liabilities	95,957	—
Derivative liabilities	294,018	899
Current portion of operating lease liabilities	4,538	1,674
Current portion of long-term debt	2,347	2,326
Total current liabilities	2,177,668	1,500,127
Long-term debt, net of current portion	6,562,803	6,826,566
Other noncurrent liabilities:
Deferred income tax liabilities, net	2,234,866	2,139,884
Asset retirement obligations, net of current portion	232,387	215,701
Derivative liabilities, noncurrent	136,242	318
Operating lease liabilities, net of current portion	21,500	13,800
Other noncurrent liabilities	37,522	38,390
Total other noncurrent liabilities	2,662,517	2,408,093
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 363,126,085 shares issued and outstanding at March 31, 2022; 364,297,520 shares issued and outstanding at December 31, 2021	3,631	3,643
Additional paid-in capital	1,034,977	1,131,602
Retained earnings	6,854,183	6,340,211
Total shareholders’ equity attributable to Continental Resources	7,892,791	7,475,456
Noncontrolling interests	377,652	380,869
Total equity	8,270,443	7,856,325
Total liabilities and equity	$19,673,431	$18,591,111
The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
In thousands, except per share data	2022	2021
Revenues:
Crude oil, natural gas, and natural gas liquids sales	$2,274,261	$1,247,533
Loss on derivative instruments, net	(475,938)	(43,507)
Crude oil and natural gas service operations	17,915	11,789
Total revenues	1,816,238	1,215,815

Operating costs and expenses:
Production expenses	137,280	93,065
Production and ad valorem taxes	158,365	83,976
Transportation, gathering, processing, and compression	74,849	50,256
Exploration expenses	13,017	4,645
Crude oil and natural gas service operations	8,561	4,490
Depreciation, depletion, amortization and accretion	459,029	509,608
Property impairments	24,248	11,436
General and administrative expenses	74,837	52,848
Net gain on sale of assets and other	(165)	(207)
Total operating costs and expenses	950,021	810,117
Income from operations	866,217	405,698
Other income (expense):
Interest expense	(72,555)	(64,951)
Gain (loss) on extinguishment of debt	—	(196)
Other	(1,227)	252
	(73,782)	(64,895)
Income before income taxes	792,435	340,803
Provision for income taxes	(191,084)	(80,528)
Net income	601,351	260,275
Net income attributable to noncontrolling interests	3,594	633
Net income attributable to Continental Resources	$597,757	$259,642

Net income per share attributable to Continental Resources:
Basic	$1.67	$0.72
Diluted	$1.65	$0.72
The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity

Three Months Ended March 31, 2022
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2021	364,297,520	$3,643	$1,131,602	$—	$6,340,211	$7,475,456	$380,869	$7,856,325
Net income	—	—	—	—	597,757	597,757	3,594	601,351
Cash dividends declared	—	—	—	—	(83,766)	(83,766)	—	(83,766)
Change in dividends payable	—	—	—	—	(19)	(19)	—	(19)
Common stock repurchased	—	—	—	(99,855)	—	(99,855)	—	(99,855)
Common stock retired	(1,842,422)	(18)	(99,837)	99,855		—		—
Stock-based compensation	—	—	29,230	—	—	29,230	—	29,230
Restricted stock:
Granted	1,296,028	13	—	—	—	13	—	13
Repurchased and canceled	(481,024)	(5)	(26,018)	—	—	(26,023)	—	(26,023)
Forfeited	(144,017)	(2)	—	—	—	(2)	—	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,803	1,803
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,614)	(8,614)
Balance at March 31, 2022	363,126,085	3,631	1,034,977	—	6,854,183	7,892,791	377,652	8,270,443

Three Months Ended March 31, 2021
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2020	365,220,435	$3,652	$1,205,148	$—	$4,847,646	$6,056,446	$366,279	$6,422,725
Net income	—	—	—	—	259,642	259,642	633	260,275
Stock-based compensation	—	—	16,900	—	—	16,900	—	16,900
Restricted stock:
Granted	2,726,442	27	—	—	—	27	—	27
Repurchased and canceled	(390,484)	(3)	(8,933)	—	—	(8,936)	—	(8,936)
Forfeited	(65,380)	(1)	—	—	—	(1)	—	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	11,463	11,463
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,247)	(5,247)
Balance at March 31, 2021	367,491,013	$3,675	$1,213,115	$—	$5,107,288	$6,324,078	$373,128	$6,697,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
In thousands	2022	2021
Cash flows from operating activities
Net income	$601,351	$260,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	459,286	508,327
Property impairments	24,248	11,436
Non-cash loss on derivatives	453,698	14,070
Stock-based compensation	29,257	16,927
Provision for deferred income taxes	94,982	80,528
Dry hole costs	10,425	—
Net (gain) loss on sale of assets and other	(165)	(207)
(Gain) loss on extinguishment of debt	—	196
Other, net	5,360	2,664
Changes in assets and liabilities:
Accounts receivable	(481,812)	(156,860)
Inventories	(49,737)	(3,851)
Other current assets	(6,626)	(2,336)
Accounts payable trade	59,981	98,521
Revenues and royalties payable	185,859	173,648
Accrued liabilities and other	24,513	36,149
Current income taxes liability	95,957	—
Other noncurrent assets and liabilities	(1,960)	773
Net cash provided by operating activities	1,504,617	1,040,260
Cash flows from investing activities
Exploration and development	(523,652)	(258,758)
Purchase of producing crude oil and natural gas properties	(441,929)	(161,764)
Purchase of other property and equipment	(11,069)	(7,660)
Proceeds from sale of assets	584	98
Contributions to unconsolidated affiliates	(64,928)	—
Net cash used in investing activities	(1,040,994)	(428,084)
Cash flows from financing activities
Credit facility borrowings	899,000	685,000
Repayment of credit facility	(1,164,000)	(845,000)
Redemption and repurchase of Senior Notes	—	(400,000)
Repayment of other debt	(576)	(552)
Debt issuance costs	(101)	—
Contributions from noncontrolling interests	2,778	10,937
Distributions to noncontrolling interests	(8,235)	(4,927)
Repurchase of common stock	(99,855)	—
Repurchase of restricted stock for tax withholdings	(26,023)	(8,936)
Dividends paid on common stock	(83,235)	(111)
Net cash used in financing activities	(480,247)	(563,589)
Net change in cash and cash equivalents	(16,624)	48,587
Cash and cash equivalents at beginning of period	20,868	47,470
Cash and cash equivalents at end of period	$4,244	$96,057
The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Business
Continental Resources, Inc. (the “Company”) was formed in 1967 and is incorporated under the laws of the State of Oklahoma. The Company’s principal business is the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. Additionally, the Company pursues the acquisition and management of perpetually owned minerals located in certain of its key operating areas. For the three months ended March 31, 2022, crude oil accounted for 52% of the Company’s total production and 72% of its crude oil, natural gas, and natural gas liquids revenues.
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
Investments in entities in which the Company has the ability to exercise significant influence, but does not control, are accounted for using the equity method of accounting. In applying the equity method, the investments are initially recognized at cost and are subsequently adjusted for the Company's proportionate share of earnings, losses, contributions, and distributions as applicable. See Note 13. Equity Investment for discussion of a new strategic investment made by the Company in the first quarter of 2022 that is accounted for under the equity method.
This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”), although the Company believes the disclosures are adequate to make the information not misleading. You should read this Quarterly Report on Form 10-Q (“Form 10-Q”) together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.
The condensed consolidated financial statements as of March 31, 2022 and for the three month periods ended March 31, 2022 and 2021 are unaudited. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited balance sheet included in the 2021 Form 10-K. The Company has evaluated events or transactions through the date this report on Form 10-Q was filed with the SEC in conjunction with its preparation of these condensed consolidated financial statements.
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Earnings per share
Basic net income per share is computed by dividing net income attributable to the Company by the weighted-average number of shares outstanding for the period. In periods where the Company has net income, diluted earnings per share reflects the potential dilution of non-vested restricted stock awards, which are calculated using the treasury stock method. The following table presents the calculation of basic and diluted weighted average shares outstanding and net income per share attributable to the Company for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
In thousands, except per share data	2022	2021
Net income attributable to Continental Resources (numerator)	$597,757	$259,642
Weighted average shares (denominator):
Weighted average shares - basic	358,171	360,789
Non-vested restricted stock	4,204	1,884
Weighted average shares - diluted	362,375	362,673
Net income per share attributable to Continental Resources:
Basic	$1.67	$0.72
Diluted	$1.65	$0.72
Credit risk
The Company's principal exposure to credit risk is through receivables associated with the sale of its production and receivables associated with billings to joint interest owners. Accordingly, the Company classifies its receivables into two portfolio segments as depicted on the condensed consolidated balance sheets as "Receivables—Crude oil, natural gas, and natural gas liquids sales” and "Receivables—Joint interest and other.” The Company determines its credit loss allowance for each portfolio segment by considering a number of factors, primarily including the Company’s history of credit losses with adjustment as needed to reflect current conditions, the length of time accounts are past due, whether amounts relate to operated properties or non-operated properties, the ability to recoup amounts owed through netting of production proceeds, the balance of co-owner prepayments if any, and a party's ability to pay. Historically, the Company's credit losses have been immaterial. There were no significant write-offs, recoveries, or changes in the Company's allowance for credit losses during the three month periods ended March 31, 2022 and 2021.
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
The components of inventory as of March 31, 2022 and December 31, 2021 consisted of the following:

In thousands	March 31, 2022	December 31, 2021
Tubular goods and equipment	$22,319	$12,506
Crude oil	132,986	93,062
Total	$155,305	$105,568

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3. Property Acquisitions
2022
On March 25, 2022, the Company acquired oil and gas properties in the Powder River Basin of Wyoming for cash consideration of $403 million, representing a $450 million purchase price less customary closing adjustments made pursuant to the acquisition agreement. The acquisition was accounted for as an asset acquisition under ASC Topic 805 and included approximately 172,000 net leasehold acres and producing properties with production totaling approximately 18,000 barrels of oil equivalent per day at the time of closing. The Company recognized approximately $15.3 million of asset retirement obligations, $31.3 million of assumed production and ad valorem tax payment obligations, and $10.1 million of right-of-use assets and corresponding lease liabilities associated with the acquired properties.
On March 3, 2022, the Company executed a definitive agreement to acquire oil and gas properties in the Permian Basin of Texas for cash consideration of $200 million, subject to customary closing price adjustments. The Company paid a deposit of $20 million upon execution of the definitive agreement, which is reflected in the caption "Other noncurrent assets" on the consolidated balance sheet at March 31, 2022. Closing of the acquisition occurred on April 15, 2022, at which time the Company paid $177.0 million, which reflects customary adjustments made pursuant to the agreement and was in addition to the deposit paid by the Company at signing in March. The acquired properties include an immaterial amount of production.
2021
In March 2021, the Company acquired oil and gas properties in the Powder River Basin of Wyoming for $206.6 million, consisting of a $21.5 million escrow deposit paid in December 2020 upon execution of a definitive purchase agreement and a $185.1 million payment made at closing in March 2021. The acquisition was accounted for as an asset acquisition under ASC Topic 805 and included approximately 130,000 net acres and producing properties with production totaling approximately 7,200 net barrels of oil equivalent per day at the time of closing. The Company recognized approximately $4.9 million of asset retirement obligations and $8.2 million of right-of-use assets and corresponding lease liabilities associated with the acquired properties.
Note 4. Supplemental Cash Flow Information
The following table discloses supplemental cash flow information about cash paid for interest and income tax payments and refunds. Also disclosed is information about investing activities that affects recognized assets and liabilities but does not result in cash receipts or payments.

	Three months ended March 31,
In thousands	2022	2021
Supplemental cash flow information:
Cash paid for interest	$66,794	$42,554
Cash paid for income taxes	145	—
Cash received for income tax refunds	—	2
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	14,055	6,802
As of March 31, 2022 and December 31, 2021, the Company had $253.9 million and $242.9 million, respectively, of accrued capital expenditures included in “Net property and equipment” with an offsetting amount in “Accounts payable trade” in the condensed consolidated balance sheets.
As of March 31, 2022 and December 31, 2021, the Company had $0.7 million and $1.7 million, respectively, of accrued contributions from noncontrolling interests included in "Receivables–Joint interest and other" with an offsetting amount in "Equity–Noncontrolling interests" in the condensed consolidated balance sheets.
As of March 31, 2022 and December 31, 2021, the Company had $2.9 million and $2.5 million, respectively, of accrued distributions to noncontrolling interests included in "Revenues and royalties payable" with an offsetting amount in "Equity–Noncontrolling interests" in the condensed consolidated balance sheets.
Note 5. Revenues
Below is a discussion of the nature, timing, and presentation of revenues arising from the Company's major revenue-generating arrangements.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Operated crude oil revenues – The Company pays third parties to transport the majority of its operated crude oil production from lease locations to downstream market centers, at which time the Company's customers take title and custody of the product in exchange for prices based on the particular market where the product was delivered. Operated crude oil revenues are recognized during the month in which control transfers to the customer and it is probable the Company will collect the consideration it is entitled to receive. Crude oil sales proceeds from operated properties are generally received by the Company within one month after the month in which a sale has occurred. Operated crude oil revenues are presented separately from transportation expenses as the Company controls the operated production prior to its transfer to customers. Transportation expenses associated with the Company's operated crude oil production totaled $57.9 million and $40.1 million for the three months ended March 31, 2022 and 2021, respectively.
Operated natural gas and natural gas liquids revenues – The Company sells a substantial majority of its operated natural gas production to midstream customers at its lease locations based on market prices in the field where the sales occur. Under these arrangements, the midstream customers obtain control of the unprocessed gas stream inclusive of natural gas liquids ("NGLs") at the lease location and the Company's revenues from each sale are determined using contractually agreed pricing formulas which contain multiple components, including the volume and Btu content of the natural gas sold, the midstream customer's proceeds from the sale of residue gas and NGLs at secondary downstream markets, and contractual pricing adjustments reflecting the midstream customer's estimated recoupment of its investment over time. Such revenues are recognized net of pricing adjustments applied by the midstream customer during the month in which control transfers to the customer at the delivery point and it is probable the Company will collect the consideration it is entitled to receive. Natural gas and NGL sales proceeds from operated properties are generally received by the Company within one month after the month in which a sale has occurred.
Under certain arrangements, the Company may elect to take a volume of processed residue gas and/or NGLs in-kind at the tailgate of the midstream customer's processing plant in lieu of a monetary settlement for the sale of the Company's operated production. When the Company elects to take volumes in kind, it takes possession of the processed products at the tailgate of the processing facility and either sells them at the tailgate or pays third parties to transport the products to downstream delivery points, where it then sells to customers at prices applicable to those downstream markets. In such situations, operated revenues are recognized during the month in which control transfers to the customer at the delivery point and it is probable the Company will collect the consideration it is entitled to receive. Operated sales proceeds are generally received by the Company within one month after the month in which a sale has occurred. In these scenarios, the Company's revenues include the pricing adjustments applied by the midstream processing entity according to the applicable contractual pricing formula, but exclude the transportation expenses the Company incurs to transport the processed products to downstream customers. Transportation expenses associated with these arrangements totaled $17.0 million and $10.2 million for the three months ended March 31, 2022 and 2021, respectively.
Non-operated crude oil, natural gas, and NGL revenues – The Company's proportionate share of production from non-operated properties is generally marketed at the discretion of the operators. For non-operated properties, the Company receives a net payment from the operator representing its proportionate share of sales proceeds which is net of costs incurred by the operator, if any. Such non-operated revenues are recognized at the net amount of proceeds to be received by the Company during the month in which production occurs and it is probable the Company will collect the consideration it is entitled to receive. Proceeds are generally received by the Company within two to three months after the month in which production occurs.
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Disaggregation of revenues
The following table presents the disaggregation of the Company's crude oil and natural gas revenues by operating area for the three months ended March 31, 2022 and 2021. Sales of natural gas and NGLs are combined, as a substantial majority of the Company's natural gas sales contracts represent wellhead sales of unprocessed gas.

	Three months ended March 31, 2022			Three months ended March 31, 2021
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken	$963,317	$239,868	$1,203,185	$542,342	$94,463	$636,805
Anadarko Basin	281,163	343,358	624,521	180,488	383,225	563,713
Powder River Basin	79,915	8,292	88,207	10,597	1,066	11,663
Permian Basin	262,383	38,425	300,808	—	—	—
All other	57,069	471	57,540	35,341	11	35,352
Crude oil, natural gas, and natural gas liquids sales	$1,643,847	$630,414	$2,274,261	$768,768	$478,765	$1,247,533

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
At March 31, 2022 the Company had outstanding derivative contracts as set forth in the tables below.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Natural gas derivatives
			Weighted Average Hedge Price ($/MMBtu)
Period and Type of Contract	Average Volumes Hedged		Basis Swaps	Swaps	Sold Put	Floor	Ceiling
April 2022 - December 2023
Basis Swaps - NGPL TXOK	75,000	MMBtus/day	$(0.17)
April 2022 - June 2022
Swaps - Henry Hub	500,000	MMBtus/day		$4.15
Collars - Henry Hub	110,000	MMBtus/day				$4.50	$6.00
July 2022 - Sept 2022
Swaps - Henry Hub	500,000	MMBtus/day		$4.15
Collars - Henry Hub	110,000	MMBtus/day				$4.50	$6.00
Swaps - WAHA	45,000	MMBtus/day		$3.41
October 2022 - December 2022
Swaps - Henry Hub	160,000	MMBtus/day		$4.48
Collars - Henry Hub	360,000	MMBtus/day				$3.88	$5.45
Three-way collars - Henry Hub	50,000	MMBtus/day			$3.00	$4.07	$5.00
Swaps - WAHA	45,000	MMBtus/day		$3.41
January 2023 - December 2023
Swaps - Henry Hub	308,000	MMBtus/day		$3.49
Collars - Henry Hub	139,000	MMBtus/day				$3.62	$4.95
Three-way collars - Henry Hub	12,500	MMBtus/day			$3.00	$4.32	$5.00
Swaps - WAHA	40,000	MMBtus/day		$2.69
January 2024 - December 2024
Swaps - Henry Hub	310,500	MMBtus/day		$3.26
Collars - Henry Hub	50,000	MMBtus/day				$3.12	$4.09
January 2025 - December 2025
Swaps - Henry Hub	37,000	MMBtus/day		$3.39

Crude oil derivatives

Period and Type of Contract	Average Volumes Hedged		Weighted Average Hedge Price Differential ($/Bbl)
April 2022 - June 2022
NYMEX Roll Swaps	39,000	Bbls/day	$1.00
July 2022 - December 2022
NYMEX Roll Swaps	55,500	Bbls/day	$1.77
January 2023 - December 2023
NYMEX Roll Swaps	12,000	Bbls/day	$1.07
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

	Three months ended March 31,
In thousands	2022	2021
Cash received (paid) on derivatives:
Crude oil fixed price swaps	$—	$(30,033)
Crude oil collars	—	(4,956)
Crude oil NYMEX roll swaps	(1,480)	159
Natural gas basis swaps (NGPL TXOK)	(72)	—
Natural gas fixed price swaps (HH)	(4,229)	2,210
Natural gas collars (HH)	—	3,183
Natural gas 3-way collars (HH)	(16,459)	—
Cash received (paid) on derivatives, net	(22,240)	(29,437)
Non-cash gain (loss) on derivatives:
Crude oil fixed price swaps	—	(8,206)
Crude oil collars	—	(2,076)
Crude oil NYMEX roll swaps	(7,640)	175
Natural gas basis swaps (NGPL TXOK)	6,113	—
Natural gas fixed price swaps (WAHA)	(13,677)	—
Natural gas fixed price swaps (HH)	(327,676)	6,086
Natural gas collars (HH)	(98,236)	(10,049)
Natural gas 3-way collars (HH)	(12,582)	—
Non-cash gain (loss) on derivatives, net	(453,698)	(14,070)
Loss on derivative instruments, net	$(475,938)	$(43,507)
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

In thousands	March 31, 2022	December 31, 2021
Commodity derivative assets:
Gross amounts of recognized assets	$27,196	$42,903
Gross amounts offset on balance sheet	(16,328)	(7,381)
Net amounts of assets on balance sheet	10,868	35,522
Commodity derivative liabilities:
Gross amounts of recognized liabilities	(446,588)	(8,598)
Gross amounts offset on balance sheet	16,328	7,381
Net amounts of liabilities on balance sheet	$(430,260)	$(1,217)

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed consolidated balance sheets.

In thousands	March 31, 2022	December 31, 2021
Derivative assets	$3,561	$22,334
Derivative assets, noncurrent	7,307	13,188
Net amounts of assets on balance sheet	10,868	35,522
Derivative liabilities	(294,018)	(899)
Derivative liabilities, noncurrent	(136,242)	(318)
Net amounts of liabilities on balance sheet	(430,260)	(1,217)
Total derivative assets (liabilities), net	$(419,392)	$34,305
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables summarize the valuation of derivative instruments by pricing levels that were accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

	Fair value measurements at March 31, 2022 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Natural gas fixed price swaps (WAHA)	$—	$(13,677)	$—	$(13,677)
Natural gas fixed price swaps (HH)	—	(300,067)	—	(300,067)
Natural gas basis swaps (NGPL TXOK)	—	5,935	—	5,935
Natural gas collars (HH)	—	(94,250)	—	(94,250)
Natural gas 3-way collars (HH)	—	(10,650)	—	(10,650)
Crude oil NYMEX roll swaps	—	(6,683)	—	(6,683)
Total	$—	$(419,392)	$—	$(419,392)

	Fair value measurements at December 31, 2021 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Natural gas fixed price swaps (HH)	$—	$27,608	$—	$27,608
Natural gas basis swaps (NGPL TXOK)	—	(177)	—	$(177)
Natural gas collars (HH)	—	3,986	—	$3,986
Natural gas 3-way collars (HH)	—	1,931	—	$1,931
Crude oil NYMEX roll swaps	—	957	—	$957
Total	$—	$34,305	$—	$34,305
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets are reported at fair value on a nonrecurring basis in the condensed consolidated financial statements. The following methods and assumptions were used to estimate the fair values for those assets.
Asset impairments – Proved crude oil and natural gas properties are reviewed for impairment on a field-by-field basis each quarter. The estimated future cash flows expected in connection with the field are compared to the carrying amount of the field to determine if the carrying amount is recoverable. If the carrying amount of the field exceeds its estimated undiscounted future cash flows, the carrying amount of the field is reduced to its estimated fair value. Risk-adjusted probable and possible reserves may be taken into consideration when determining estimated future net cash flows and fair value when such reserves exist and are economically recoverable. Due to the unavailability of relevant comparable market data, a discounted cash flow method is used to determine the fair value of proved properties. Significant unobservable inputs (Level 3) utilized in the determination of discounted future net cash flows include future commodity prices adjusted for differentials, forecasted production based on decline curve analysis, estimated future operating and development costs, property ownership interests, and a 10% discount rate. At March 31, 2022, the Company's commodity price assumptions were based on forward NYMEX strip prices through year-end 2026 and were then escalated at 3% per year thereafter. Operating cost assumptions were based on current costs escalated at 3% per year beginning in 2023.
Unobservable inputs to the Company's fair value assessments are reviewed and revised as warranted based on a number of factors, including reservoir performance, new drilling, commodity prices, changes in costs, technological advances, new geological or geophysical data, or other economic factors. Fair value measurements of proved properties are reviewed and approved by certain members of the Company’s management.
For the three months ended March 31, 2022, the Company determined the carrying amount of a property in an emerging play was not recoverable from future cash flows and therefore was impaired in the amount of $11.8 million. For the three months ended March 31, 2021, estimated future net cash flows were determined to be in excess of cost basis, and therefore no impairment was recorded for the Company's proved crude oil and natural gas properties for the 2021 first quarter.
Certain unproved crude oil and natural gas properties were impaired during the three months ended March 31, 2022 and 2021, reflecting recurring amortization of undeveloped leasehold costs on properties the Company expects will not be transferred to proved properties over the lives of the leases based on drilling plans, experience of successful drilling, and the average holding period.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth the non-cash impairments of both proved and unproved properties for the indicated periods. Proved and unproved property impairments are recorded under the caption “Property impairments” in the unaudited condensed consolidated statements of operations.

	Three months ended March 31,
In thousands	2022	2021
Proved property impairments	$11,821	$—
Unproved property impairments	12,427	11,436
Total	$24,248	$11,436
Financial Instruments Not Recorded at Fair Value
The following table sets forth the estimated fair values of financial instruments that are not recorded at fair value in the condensed consolidated financial statements.

	March 31, 2022		December 31, 2021
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt:
Credit facility	$235,000	$235,000	$500,000	$500,000
Notes payable	21,783	20,800	22,356	22,000
4.5% Senior Notes due 2023	648,370	657,500	648,078	670,200
3.8% Senior Notes due 2024	908,352	916,300	908,061	950,000
2.268% Senior Notes due 2026	792,977	749,400	792,621	795,200
4.375% Senior Notes due 2028	992,174	1,014,100	991,880	1,082,100
5.75% Senior Notes due 2031	1,482,691	1,638,300	1,482,319	1,769,600
2.875% Senior Notes due 2032	791,698	713,300	791,521	780,500
4.9% Senior Notes due 2044	692,105	692,200	692,056	781,500
Total debt	$6,565,150	$6,636,900	$6,828,892	$7,351,100
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Note 8. Long-Term Debt
Long-term debt, net of unamortized discounts, premiums, and debt issuance costs totaling $52.4 million and $54.2 million at March 31, 2022 and December 31, 2021, respectively, consists of the following.

In thousands	March 31, 2022	December 31, 2021
Credit facility	$235,000	$500,000
Notes payable	21,783	22,356
4.5% Senior Notes due 2023	648,370	648,078
3.8% Senior Notes due 2024	908,352	908,061
2.268% Senior Notes due 2026	792,977	792,621
4.375% Senior Notes due 2028	992,174	991,880
5.75% Senior Notes due 2031	1,482,691	1,482,319
2.875% Senior Notes due 2032	791,698	791,521
4.9% Senior Notes due 2044	692,105	692,056
Total debt	$6,565,150	$6,828,892
Less: Current portion of long-term debt	2,347	2,326
Long-term debt, net of current portion	$6,562,803	$6,826,566

Credit Facility
The Company has an unsecured credit facility, maturing in October 2026, with aggregate lender commitments totaling $2.0 billion. The Company had $235 million of outstanding borrowings on its credit facility at March 31, 2022. Credit facility borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company's senior, unsecured, long-term indebtedness. The weighted-average interest rate on outstanding credit facility borrowings at March 31, 2022 was 1.8%.
The Company had approximately $1.76 billion of borrowing availability on its credit facility at March 31, 2022 after considering outstanding borrowings and letters of credit. The Company incurs commitment fees based on currently assigned credit ratings of 0.20% per annum on the daily average amount of unused borrowing availability.
The credit facility contains certain restrictive covenants including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by the sum of net debt plus total shareholders' equity plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014. The Company was in compliance with the credit facility covenants at March 31, 2022.
Senior Notes
The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at March 31, 2022.

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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
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
The indentures governing the Company’s senior notes contain covenants that, among other things, limit the Company’s ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, or consolidate, merge or transfer certain assets. These covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at March 31, 2022.
The senior notes are obligations of Continental Resources, Inc. Additionally, certain of the Company’s wholly-owned subsidiaries (Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, The Mineral Resources Company, SCS1 Holdings LLC, Continental Innovations LLC, Jagged Peak Energy LLC, and Parsley SoDe Water LLC) fully and unconditionally guarantee the senior notes on a joint and several basis. The financial information of the guarantor group is not materially different from the consolidated financial statements of the Company. The Company’s other subsidiaries, whose assets, equity, and results of operations attributable to the Company are not material, do not guarantee the senior notes.
2021 Redemption of Senior Notes
In January 2021, the Company redeemed $400 million principal amount of its outstanding 2022 Notes. The Company recognized a pre-tax loss on extinguishment of debt totaling $0.2 million related to the redemption, which included the pro-rata write-off of deferred financing costs and unamortized debt premium associated with the redeemed notes. The loss is reflected in the caption “Gain (loss) on extinguishment of debt” in the unaudited condensed consolidated statements of operations.
Notes payable
In June 2020, the Company borrowed an aggregate of $26.0 million under two 10-year amortizing term loans secured by the Company’s corporate office building and its interest in parking facilities in Oklahoma City, Oklahoma. The loans mature in May 2030 and bear interest at a fixed rate of 3.50% per annum through June 9, 2025, at which time the interest rate will be reset and fixed through the maturity date. Principal and interest are payable monthly through the maturity date and, accordingly, $2.3 million is reflected as a current liability under the caption “Current portion of long-term debt” in the condensed consolidated balance sheets as of March 31, 2022 associated with the loans.
Note 9. Commitments and Contingencies
Transportation, gathering, and processing commitments – The Company has entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. Certain of the commitments, which have varying terms extending as far as 2031, require the Company to pay per-unit transportation, gathering, or processing charges regardless of the amount of capacity used. Future commitments remaining as of March 31, 2022 under the arrangements amount to approximately $1.25 billion, of which $210 million is expected to be incurred in the remainder of 2022, $273 million in 2023, $254 million in 2024, $164 million in 2025, $139 million in 2026, and $214 million thereafter. A portion of these future costs will be borne by other interest owners. The Company is not committed under the above contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future. These commitments do not qualify as leases under ASC Topic 842 and are not recognized on the Company's balance sheet.
Strategic investment – See Note 13. Equity Investment for discussion of future spending commitments associated with a new strategic investment announced by the Company in the first quarter of 2022.
Litigation
In December 2017, the Company filed an action in Garfield County, Oklahoma state court against Hiland Partners Holdings, LLC (“Hiland”), a subsidiary of Kinder Morgan, Inc.. The Company alleged breach of contract and fraud. The parties entered into a settlement agreement in June 2018, under which Continental agreed to release its claims in exchange for Hiland’s construction of certain infrastructure projects by November 1, 2020. After such deadline passed, Continental filed an amended petition asserting the original claims and additional claims for breach of contract. The Company has vigorously prosecuted the case, and the parties have agreed to temporarily stay the case pending ongoing settlement discussions. As such, the nature and ultimate realization of any recovery is uncertain and cannot be predicted.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
In March 2022 the Company was named a defendant in a case filed in the U.S. District Court for the Northern District of California by gasoline consumer plaintiffs alleging that, beginning in March 2020, the Company and the other named defendants conspired with Russia, OPEC and others to raise the price of oil and gasoline by reducing the supply of these products. The plaintiffs are seeking unspecified damages and injunctive relief. The Company intends to vigorously defend the case.
The Company is involved in various other legal proceedings including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, personal injury claims, regulatory compliance matters, disputes with tax authorities and other matters. While the outcome of these legal matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its financial condition, results of operations or cash flows. As of March 31, 2022 and December 31, 2021, the Company had recognized a liability within “Other noncurrent liabilities” of $9.9 million and $7.9 million, respectively, for various matters, none of which are believed to be individually significant.
Environmental risk – Due to the nature of the crude oil and natural gas business, the Company is exposed to possible environmental risks. The Company is not aware of any material environmental issues or claims.
Note 10. Stock-Based Compensation
The Company has granted restricted stock to employees and directors pursuant to the Continental Resources, Inc. 2013 Long-Term Incentive Plan, as amended ("2013 Plan"). The Company’s associated compensation expense, which is included in the caption “General and administrative expenses” in the unaudited condensed consolidated statements of operations, was $29.3 million and $16.9 million for the three months ended March 31, 2022 and 2021, respectively.
In March 2019, the Company amended and restated its 2013 Plan and specified 12,983,543 shares of common stock may be issued pursuant to the amended plan. Subject to limited exceptions, the 2013 Plan allows previously issued shares to be reissued if such shares are subsequently forfeited or withheld to satisfy tax withholdings. As of March 31, 2022, the Company had 7,821,658 shares of common stock available for long-term incentive awards to employees and directors under the 2013 Plan.
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
A summary of changes in non-vested restricted shares outstanding for the three months ended March 31, 2022 is presented below.

	Number of non-vested shares	Weighted average grant-date fair value
Non-vested restricted shares outstanding at December 31, 2021	5,894,508	$28.38
Granted	1,296,028	54.49
Vested	(1,319,352)	39.41
Forfeited	(144,017)	25.04
Non-vested restricted shares outstanding at March 31, 2022	5,727,167	$31.83
The grant date fair value of restricted stock represents the closing market price of the Company’s common stock on the date of grant. Compensation expense for a restricted stock grant is determined at the grant date fair value and is recognized over the vesting period as services are rendered by employees and directors. The Company estimates the number of forfeitures expected to occur in determining the amount of stock-based compensation expense to recognize. There are no post-vesting restrictions related to the Company’s restricted stock. The fair value at the vesting date of restricted stock that vested during the three months ended March 31, 2022 was approximately $71 million. As of March 31, 2022, there was approximately $118 million of unrecognized compensation expense related to non-vested restricted stock. This expense is expected to be recognized over a weighted average period of 1.7 years.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Note 11. Shareholders' Equity
2022 Share Repurchases
In May 2019 the Company's Board of Directors approved the initiation of a share repurchase program to acquire up to $1 billion of the Company's common stock beginning in June 2019. On February 8, 2022, the Board of Directors approved an increase in the size of the program from $1.0 billion to $1.5 billion, inclusive of cumulative amounts repurchased as of February 8, 2022.
During the three months ended March 31, 2022 the Company repurchased and retired approximately 1.84 million shares of its common stock at an aggregate cost of $99.9 million. The Company has repurchased and retired a cumulative total of approximately 18.81 million shares at an aggregate cost of $540.9 million since the inception of its share repurchase program in June 2019, leaving $959.1 million of authorized repurchasing capacity under the modified program as of March 31, 2022.
The timing and amount of the Company's share repurchases are subject to market conditions and management discretion. The share repurchase program does not require the Company to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board of Directors at any time.
2022 Dividend Payment
On February 9, 2022, the Company declared a quarterly cash dividend of $0.23 per share on its outstanding common stock, which amounted to $82.5 million and was paid on March 4, 2022 to shareholders of record as of February 22, 2022.
Dividend Declaration
On April 27, 2022, the Company declared a quarterly cash dividend of $0.28 per share on its outstanding common stock, which will be paid on May 23, 2022 to shareholders of record as of May 9, 2022.
Note 12. Income Taxes
The Company's provision for income taxes and resulting effective tax rates were as follows for the periods presented.

	Three months ended March 31,
In thousands, except tax rates	2022	2021
Current tax provision	$96,102	$—
Deferred tax provision	94,982	80,528
Provision for income taxes	191,084	80,528
Effective tax rate	24.1%	23.6%
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

	Three months ended March 31,
In thousands, except tax rates	2022	2021
Income before income taxes	$792,435	$340,803
U.S. federal statutory tax rate	21.0%	21.0%
Expected income tax provision based on U.S. federal statutory tax rate	166,411	71,569
Items impacting the effective tax rate:
State and local income taxes, net of federal benefit	27,669	12,895
Equity compensation	(3,450)	5,990
Other, net	454	(5,031)
Change in valuation allowance	—	(4,895)
Provision for income taxes	$191,084	$80,528
Effective tax rate	24.1%	23.6%

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Note 13. Equity Investment
In March 2022 the Company invested in an affiliate of Summit Carbon Solutions (“Summit”) to develop carbon capture and sequestration infrastructure. Summit was founded in 2020 with the goal of decarbonizing the biofuel and agriculture industries and seeks to lower greenhouse gas emissions by connecting industrial facilities via strategic infrastructure to capture, transport, and store carbon dioxide (CO2) safely and permanently in the Midwestern United States.
The Company has committed to invest $250 million with Summit over 2022 and 2023 to fund a portion of Summit's development and construction of capture, transportation, and sequestration infrastructure, while also leveraging the Company's operational and geologic expertise to facilitate the underground storage of CO2. Summit intends to primarily capture CO2 from ethanol plants and other industrial sources in Iowa, Nebraska, Minnesota, North Dakota, and South Dakota, and aggregate and transport the CO2 to North Dakota via pipeline, where it will be sequestered in subsurface geologic formations. The project is expected to become operational in 2024.
The Company contributed $62.5 million of its $250 million commitment to Summit in the first quarter of 2022, which is included in the caption “Investment in unconsolidated affiliates” in the unaudited condensed consolidated balance sheet. Upon completion of Summit's ongoing equity raises, the Company expects to hold approximately 25% ownership interest in the equity of Summit Carbon Holdings, the parent company of Summit Carbon Solutions. The Company accounts for its investment in Summit under the equity method of accounting. The Company’s share of earnings/losses from its investment was immaterial during the 2022 first quarter given the short duration of its investment.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and our historical consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2021.
The following discussion and analysis includes forward-looking statements and should be read in conjunction with the risk factors described in Part II, Item 1A. Risk Factors included in this report, if any, and in our Form 10-K for the year ended December 31, 2021, along with Cautionary Statement for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 at the beginning of this report, for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.
Overview
We are an independent crude oil and natural gas company engaged in the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. Additionally, we pursue the acquisition and management of perpetually owned minerals located in certain of our key operating areas. We derive the majority of our operating income and cash flows from the sale of crude oil, natural gas, and natural gas liquids and expect this to continue in the future. Our common stock trades on the New York Stock Exchange under the symbol “CLR” and our corporate internet website is www.clr.com.
First Quarter 2022 Highlights
Financial and operating highlights for the first quarter of 2022 are summarized below.
•Generated $1.5 billion in operating cash flows in the 2022 first quarter, an increase of $464 million, or 45%, compared to the 2021 first quarter.
•Completed strategic acquisition to further expand our operations in the Powder River Basin for cash consideration of $403 million.
•Increased our quarterly fixed dividend by 15% to $0.23 per share of common stock which was paid on March 4, 2022.
•Increased the size of our share repurchase program from $1.0 billion to $1.5 billion, inclusive of cumulative amounts repurchased to date.
•Repurchased 1.84 million shares at an aggregate cost of $100 million in the 2022 first quarter, bringing cumulative repurchases to 18.81 million shares at an aggregate cost of $541 million.
•Announced $250 million strategic investment in Summit Carbon Solutions to fund development of carbon capture and sequestration infrastructure; funded $62.5 million of our commitment in the 2022 first quarter.
•Reduced outstanding debt by $265 million in the 2022 first quarter.

Financial and Operating Metrics
Commodity prices have increased significantly in 2022 compared to 2021 levels resulting from the ongoing rebalancing of crude oil and natural gas supply and demand fundamentals coupled with the disruption of global hydrocarbon markets prompted by the outbreak of military conflict between Russia and Ukraine. The increase in commodity prices contributed to improved operating results and cash flows in the first quarter of 2022 compared to the first quarter of 2021. Commodity prices remain volatile and unpredictable and our operating results for the 2022 first quarter may not be indicative of future results. Given the uncertainty surrounding the Russia/Ukraine conflict and ongoing volatility in commodity prices, we are unable to predict the extent to which the conflict or other factors will have on the Company’s performance during the remainder of 2022 and beyond.
The following table contains financial and operating metrics for the periods presented. Average net sales prices exclude any effect of derivative transactions. Per-unit expenses have been calculated using sales volumes.

	Three months ended March 31,
	2022	2021
Average daily production:
Crude oil (Bbl per day)	194,767	151,852
Natural gas (Mcf per day) (1)	1,074,255	936,540
Crude oil equivalents (Boe per day)	373,810	307,942
Average net sales prices (2):
Crude oil ($/Bbl)	$90.83	$53.09
Natural gas ($/Mcf) (1)	$6.34	$5.56
Crude oil equivalents ($/Boe)	$65.51	$43.11
Crude oil net sales price discount to NYMEX ($/Bbl)	$(3.47)	$(4.52)
Natural gas net sales price premium to NYMEX ($/Mcf) (1)	$1.43	$2.87
Production expenses ($/Boe)	$4.09	$3.35
Production and ad valorem taxes (% of net crude oil and natural gas sales)	7.2%	7.0%
Depreciation, depletion, amortization and accretion ($/Boe)	$13.67	$18.35
Total general and administrative expenses ($/Boe)	$2.23	$1.90
 (1)     Natural gas production volumes, sales volumes, and net sales prices presented throughout management's discussion and analysis reflect the combined value for natural gas and natural gas liquids.
(2)    See the subsequent section titled Non-GAAP Financial Measures for a discussion and calculation of net sales prices, which are non-GAAP measures.

Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Results of Operations
The following table presents selected financial and operating information for the periods presented.

	Three months ended March 31,
In thousands	2022	2021
Crude oil, natural gas, and natural gas liquids sales	$2,274,261	$1,247,533
Loss on derivative instruments, net	(475,938)	(43,507)
Crude oil and natural gas service operations	17,915	11,789
Total revenues	1,816,238	1,215,815
Operating costs and expenses	(950,021)	(810,117)
Other expenses, net	(73,782)	(64,895)
Income before income taxes	792,435	340,803
Provision for income taxes	(191,084)	(80,528)
Net income	601,351	260,275
Net income attributable to noncontrolling interests	3,594	633
Net income attributable to Continental Resources	$597,757	$259,642
Production volumes:
Crude oil (MBbl)	17,529	13,667
Natural gas (MMcf)	96,683	84,289
Crude oil equivalents (MBoe)	33,643	27,715
Sales volumes:
Crude oil (MBbl)	17,461	13,726
Natural gas (MMcf)	96,683	84,289
Crude oil equivalents (MBoe)	33,575	27,774

Production
The following table summarizes the changes in our average daily Boe production by major operating area for the first quarter period.

Boe production per day	1Q 2022	1Q 2021	% Change
Bakken	171,401	160,577	7%
Anadarko Basin	143,963	138,386	4%
Powder River Basin	11,653	2,464	373%
Permian Basin	40,248	—	—%
All other	6,545	6,515	—%
Total	373,810	307,942	21%
The following table summarizes the changes in our production by product for the first quarter period.

	Three months ended March 31,				Volume increase	Volume percent increase
	2022		2021
	Volume	Percent	Volume	Percent
Crude oil (MBbl)	17,529	52%	13,667	49%	3,862	28%
Natural gas (MMcf)	96,683	48%	84,289	51%	12,394	15%
Total (MBoe)	33,643	100%	27,715	100%	5,928	21%
The 28% increase in crude oil production in the 2022 first quarter was primarily driven by our property acquisitions in the Permian Basin and Powder River Basin over the past year, which increased our 2022 first quarter production by 2,807 MBbls and 657 MBbls, respectively, compared to the 2021 first quarter. Additionally, crude oil production in the Bakken increased 581 MBbls, or 6%, compared to the 2021 first quarter due to new well completions over the past year.
The 15% increase in natural gas production in the 2022 first quarter was due in part to the previously described property acquisitions over the past year. Properties acquired in the Permian Basin increased our 2022 first quarter production by 4,887 MMcf while properties acquired in the Powder River Basin increased our production by 1,022 MMcf compared to the 2021 first quarter. Additionally, natural gas production in the Anadarko Basin increased 4,055 MMcf, or 7%, and production in the Bakken increased 2,359 MMcf, or 8%, over the 2021 first quarter due to new well completions over the past year.
Revenues
Net crude oil, natural gas, and natural gas liquids sales and related net sales prices presented below are non-GAAP measures. See the subsequent section titled Non-GAAP Financial Measures for a discussion and calculation of these measures.
Net crude oil, natural gas, and natural gas liquids sales. Net sales totaled $2.20 billion for the first quarter of 2022, an 84% increase compared to net sales of $1.20 billion for the 2021 first quarter due to significant increases in net sales prices and sales volumes as discussed below.
Total sales volumes for the first quarter of 2022 increased 5,801 MBoe, or 21%, compared to the 2021 first quarter primarily due to new wells added from our previously described property acquisitions over the past year. For the first quarter of 2022, our crude oil sales volumes increased 27% and our natural gas sales volumes increased 15% compared to the 2021 first quarter.
Our crude oil net sales prices averaged $90.83 per barrel in the 2022 first quarter compared to $53.09 per barrel for the 2021 first quarter due to the previously described increase in market prices along with improved price differentials. The differential between NYMEX West Texas Intermediate calendar month prices and our realized crude oil net sales prices improved to an average of $3.47 per barrel for the 2022 first quarter compared to $4.52 per barrel for the 2021 first quarter, reflecting strong price realizations across our assets.
Our natural gas net sales prices averaged $6.34 per Mcf for the 2022 first quarter compared to $5.56 per Mcf for the 2021 first quarter due to the previously described increase in market prices. The difference between our net sales prices and NYMEX Henry Hub calendar month natural gas prices was a premium of $1.43 per Mcf for the 2022 first quarter compared to a premium of $2.87 per Mcf for the 2021 first quarter. In February 2021, severe winter weather and freezing temperatures in the southern United States led to a period of increased spot prices for residue natural gas that resulted in a significant improvement in our price realizations compared to benchmark prices in the 2021 first quarter with no similar impact in the 2022 first quarter.

Derivatives. The significant improvement in commodity prices during the first quarter of 2022 had a significant unfavorable impact on the fair value of our derivatives, which resulted in negative revenue adjustments of $475.9 million for the period, representing $22.2 million of cash losses and $453.7 million of unsettled non-cash losses. For the 2021 first quarter, we recognized negative revenue adjustments associated with our derivatives totaling $43.5 million resulting from changes in market prices that had an unfavorable impact on the fair value of our derivatives.
Crude oil and natural gas service operations. Our crude oil and natural gas service operations consist primarily of revenues associated with water gathering, recycling, and disposal activities, which are impacted by our production volumes and the timing and extent of our drilling and completion projects. Revenues associated with such activities increased $6.1 million, or 52%, from $11.8 million for the first quarter of 2021 to $17.9 million for the first quarter of 2022 due to increased water handling activities resulting from the previously described increase in production volumes compared to the 2021 first quarter, which also produced a corresponding increase in service-related operating expenses in the current period.
Operating Costs and Expenses
Production Expenses. Production expenses increased $44.2 million, or 48%, to $137.3 million for the first quarter of 2022 compared to $93.1 million for the first quarter of 2021 due to an increase in the number of producing wells, the associated 21% increase in total sales volumes, and higher workover-related activities aimed at enhancing production from producing properties prompted by the favorable commodity price environment. Production expenses on a per-Boe basis averaged $4.09 per Boe for the 2022 first quarter compared to $3.35 per Boe for the 2021 first quarter, the increase of which primarily reflects higher workover-related activities.
Production and Ad Valorem Taxes. Production and ad valorem taxes increased $74.4 million, or 89%, to $158.4 million for the first quarter of 2022 compared to $84.0 million for the first quarter of 2021 due to the previously described increase in sales. Our production taxes as a percentage of net sales averaged 7.2% for the first quarter of 2022, consistent with 7.0% for the first quarter of 2021.
Exploration Expenses. Exploration expenses, which consist primarily of exploratory geological and geophysical costs and dry hole costs that are expensed as incurred, increased $8.4 million to $13.0 million for the first quarter of 2022 compared to $4.6 million for the first quarter of 2021. The 2022 first quarter includes $10.4 million of dry hole costs associated with an unsuccessful exploratory well with no comparable dry hole costs incurred in the prior year period.
Depreciation, Depletion, Amortization and Accretion. Total DD&A decreased $50.6 million, or 10%, to $459.0 million for the first quarter of 2022 compared to $509.6 million for the first quarter of 2021 primarily due to a decrease in our DD&A rate per Boe as further discussed below, partially offset by the previously described 21% increase in total sales volumes. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Three months ended March 31,
$/Boe	2022	2021
Crude oil and natural gas	$13.37	$18.03
Other equipment	0.21	0.22
Asset retirement obligation accretion	0.09	0.10
Depreciation, depletion, amortization and accretion	$13.67	$18.35
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
Upward revisions of proved reserves at year-end 2021 prompted by a significant increase in average commodity prices and other factors resulted in a decrease in our DD&A rate for crude oil and natural gas properties in the first quarter of 2022 compared to the first quarter of 2021.
Property Impairments. Total property impairments increased $12.8 million to $24.2 million for the first quarter of 2022 compared to $11.4 million for the first quarter of 2021, reflecting an $11.8 million proved property impairment recognized in the current period on a property in an emerging play with no proved property impairments being recognized in the prior period.
General and Administrative Expenses. Total G&A expenses increased $22.0 million, or 42%, to $74.8 million for the first quarter of 2022 compared to $52.8 million for the first quarter of 2021.

Total G&A expenses include non-cash charges for equity compensation of $29.3 million and $16.9 million for the first quarters of 2022 and 2021, respectively. This increase was primarily driven by approximately $10 million of incremental expenses recognized on restricted stock awards whose vesting terms were modified and accelerated in the 2022 first quarter upon the retirement of certain management personnel from the Company.
G&A expenses other than equity compensation totaled $45.5 million for the 2022 first quarter, an increase of $9.6 million compared to $35.9 million for the 2021 first quarter primarily due to an increase in payroll costs and employee benefits.
The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Three months ended March 31,
$/Boe	2022	2021
General and administrative expenses	$1.36	$1.29
Non-cash equity compensation	0.87	0.61
Total general and administrative expenses	$2.23	$1.90
Interest Expense. Interest expense increased $7.6 million, or 12%, to $72.6 million for the first quarter of 2022 compared to $65.0 million for the first quarter of 2021 due to an increase in our weighted average outstanding debt balance from $5.5 billion for the first quarter of 2021 to $6.8 billion for the first quarter of 2022. This increase was driven by debt incurred in the fourth quarter of 2021 to fund a portion of our December 2021 acquisition of properties in the Permian Basin.
Income Taxes. For the first quarters of 2022 and 2021 we provided for income taxes at a combined federal and state tax rate of 24.5% of our pre-tax income. We recorded an income tax provision of $191.1 million for the 2022 first quarter and an income tax provision of $80.5 million for the 2021 first quarter, which resulted in effective tax rates of 24.1% and 23.6%, respectively, after taking into account statutory tax rates, permanent taxable differences, tax effects from equity compensation, changes in valuation allowances, and other items. See Notes to Unaudited Condensed Consolidated Financial Statements–Note 12. Income Taxes for a summary of the sources and tax effects of items comprising our effective tax rates.
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

At April 30, 2022, we had $55 million in outstanding borrowings and $1.94 billion of borrowing availability under our credit facility, which represents a $180 million increase in availability compared to March 31, 2022. Our credit facility, which is unsecured and has no borrowing base subject to redetermination, does not mature until October 2026.
Based on our planned capital spending, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our credit facility and senior note indentures. Further, based on current market indications, we expect to meet our contractual cash commitments to third parties as of March 31, 2022, including those subsequently described under the heading Future Capital Requirements, recognizing we may be required to meet such commitments even if our business plan assumptions were to change. We monitor our capital spending closely based on actual and projected cash flows and have the ability to reduce spending or dispose of assets if needed to preserve liquidity and financial flexibility to fund our operations.
Cash Flows
Cash flows from operating activities
Net cash provided by operating activities increased $464 million, or 45%, to $1.50 billion for the first quarter of 2022 compared to $1.04 billion for the first quarter of 2021 driven by a $1.0 billion increase in crude oil, natural gas, and NGL revenues due to the previously described increases in commodity prices and sales volumes in the current period. This increase was partially offset by a $74.0 million increase in production and ad valorem taxes associated with higher revenues and increases in certain other cash operating expenses primarily due to an increase in sales volumes and growth of our Company over the past year, which included a $44.2 million increase in production expenses and a $24.6 million increase in transportation, gathering, processing, and compression expenses.

Cash flows from investing activities
Net cash used in investing activities increased $613 million to $1.04 billion for the first quarter of 2022 compared to $428 million for the first quarter of 2021, reflecting our planned increase in budgeted spending and an increase in the magnitude of property acquisitions in the 2022 first quarter. Non-acquisition capital expenditures attributable to us for full year 2022 are budgeted to be between $2.6 billion and $2.7 billion compared to $1.54 billion of non-acquisition capital spending for full year 2021. Our investing cash flows for first quarter 2022 include $403 million paid to acquire properties in the Powder River Basin as discussed in Note 3. Property Acquisitions and $62.5 million paid for the new strategic investment described in Note 13. Equity Investment in Notes to Unaudited Condensed Consolidated Financial Statements.
Cash flows from financing activities
Net cash used in financing activities for the first quarter of 2022 totaled $480.2 million, primarily consisting of $265 million of net repayments on our credit facility, $83 million of cash dividends paid on common stock, and $100 million of cash used to repurchase shares of our common stock.
Net cash used in financing activities for the first quarter of 2021 totaled $564.6 million, primarily consisting of $400 million of cash used to redeem a portion of our then-outstanding 2022 Notes in January 2021 and $160 million of net repayments on our credit facility.
Future Sources of Financing
Although we cannot provide any assurance, we believe funds from operating cash flows, our cash balance, and availability under our credit facility should be sufficient to meet our normal operating needs, debt service obligations, budgeted capital expenditures, cash payments for income taxes, and dividend payments for at least the next 12 months and to meet our contractual cash commitments to third parties beyond 12 months.
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
Credit facility
We have an unsecured credit facility, maturing in October 2026, with aggregate lender commitments totaling $2.0 billion. The commitments are from a syndicate of 12 banks and financial institutions. We believe each member of the current syndicate has the capability to fund its commitment. As of April 30, 2022, we had $1.94 billion of borrowing availability on our credit facility after considering outstanding borrowings and letters of credit.
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
We were in compliance with our credit facility covenants at March 31, 2022 and expect to maintain such compliance. At March 31, 2022, our consolidated net debt to total capitalization ratio was 0.41. We do not believe the credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing if needed to support our business.

Future Capital Requirements
Our material future cash requirements are summarized below. Based on current market indications, we expect to meet our contractual cash commitments to third parties as of March 31, 2022, recognizing we may be required to meet such commitments even if our business plan assumptions were to change.
Senior notes
Our debt includes outstanding senior note obligations totaling $6.36 billion at March 31, 2022, exclusive of interest payment obligations thereon. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. The earliest scheduled senior note maturity is our $649.6 million of 2023 Notes due in April 2023. We expect to be able to generate or obtain sufficient funds necessary to fully redeem our 2023 Notes prior to maturity. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 8. Long-Term Debt in Notes to Unaudited Condensed Consolidated Financial Statements.
We were in compliance with our senior note covenants at March 31, 2022 and expect to maintain such compliance. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt do not trigger additional senior note covenants.
Credit facility borrowings
As of April 30, 2022, we had $55 million of outstanding borrowings on our credit facility, which represents a decrease of $180 million compared to $235 million outstanding at March 31, 2022. Our credit facility matures in October 2026.
Transportation, gathering, and processing commitments
We have entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities that require us to pay per-unit charges regardless of the amount of capacity used. Future commitments remaining as of March 31, 2022 under the arrangements amount to approximately $1.25 billion. See Note 9. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Capital expenditures
Our capital expenditures budget for 2022 is expected to be $2.6 billion to $2.7 billion. Costs of acquisitions and investments, such as those described in Note 3. Property Acquisitions and Note 13. Equity Investment in Notes to Unaudited Condensed Consolidated Financial Statements, are not budgeted, with the exception of planned levels of spending for mineral acquisitions.
For the three months ended March 31, 2022, we invested $523.9 million in our capital program excluding $443.1 million of unbudgeted acquisitions, excluding $1.9 million of mineral acquisitions attributable to Franco-Nevada, and including $11.0 million of capital costs associated with increased accruals for capital expenditures as compared to December 31, 2021. Our 2022 first quarter capital expenditures were allocated as shown in the table below.

In millions	1Q 2022
Exploration and development drilling	$426.2
Land costs	24.3
Mineral acquisitions attributable to Continental	0.5
Capital facilities, workovers, water infrastructure, and other corporate assets	72.3
Seismic	0.6
Capital expenditures attributable to Continental, excluding unbudgeted acquisitions	523.9
Acquisitions of crude oil and natural gas properties	443.1
Total unbudgeted acquisitions	443.1
Total capital expenditures attributable to Continental	$967.0
Mineral acquisitions attributable to Franco-Nevada	1.9
Total capital expenditures	$968.9
Our drilling and completion activities and the actual amount and timing of our capital expenditures may differ materially from our budget as a result of, among other things, available cash flows, unbudgeted acquisitions, actual drilling and completion results, operational process improvements, the availability of drilling and completion rigs and other services and equipment, cost inflation, the availability of transportation, gathering and processing capacity, changes in commodity prices, and regulatory, technological and competitive developments. We monitor our capital spending closely based on actual and projected cash flows and may adjust our spending should commodity prices materially change from current levels. We expect to continue participating as a buyer of properties when and if we have the ability to increase our position in strategic plays at attractive terms.
April 2022 Property Acquisition
On March 3, 2022, we executed a definitive agreement to acquire oil and gas properties in the Permian Basin of Texas for cash consideration of $200 million, subject to customary closing price adjustments. Closing of the acquisition occurred on April 15, 2022, at which time we paid $177.0 million, which reflects customary adjustments made pursuant to the agreement and was in addition to a $20.0 million deposit paid at signing in March.
Strategic Investment
See Note 13. Equity Investment in Notes to Unaudited Condensed Consolidated Financial Statements for discussion of future spending commitments associated with a new strategic investment made by the Company with Summit Carbon Solutions in the first quarter of 2022.
Cash Payments for Income Taxes
On April 14, 2022, we made a quarterly estimated payment for 2022 U.S. federal income taxes of $125 million based on an estimate of federal taxable income for the year. Significant judgment is involved in estimating future taxable income as we are required to make assumptions about future commodity prices, projected production, development activities, capital spending, profitability, and general economic conditions, all of which are subject to material revision in future periods as better information becomes available. As of April 30, 2022, the publicly available forward commodity strip prices for the remainder of 2022 averaged $97.88 per barrel for crude oil and $7.33 per Mcf for natural gas. If commodity prices remain at these levels for the remainder of the year, we expect to utilize the full amount of our federal net operating loss carryforwards and certain state net operating loss carryforwards and generate significant taxable income in 2022, which would result in us making estimated cash payments for income taxes each quarter in the upcoming year in amounts that could approximate the $125 million quarterly payment made in April 2022. Because of the significant uncertainty inherent in numerous factors utilized in projecting taxable income, we cannot predict the amount of future income tax payments with certainty.
Dividend Declaration
On April 27, 2022, the Company declared a quarterly cash dividend of $0.28 per share on its outstanding common stock, which will be paid on May 23, 2022 to shareholders of record as of May 9, 2022.
Share repurchase program
In May 2019 our Board of Directors approved the initiation of a share repurchase program to acquire up to $1 billion of our common stock beginning in June 2019. On February 8, 2022, our Board of Directors approved an increase in the size of the share repurchase program to $1.5 billion. As of the date of this filing, we have repurchased and retired a cumulative total of approximately 18.81 million shares under the program at an aggregate cost of $540.9 million, leaving $959.1 million of authorized repurchasing capacity under the modified program. The timing and amount of the Company's share repurchases are subject to market conditions and management discretion. The share repurchase program does not require the Company to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board of Directors at any time.
Senior note redemptions and repurchases
In recent periods we have redeemed or repurchased a portion of our outstanding senior notes. From time to time, we expect to execute additional redemptions or repurchases of our senior notes for cash in open market transactions, privately negotiated transactions, or otherwise. Such redemptions or repurchases will depend on prevailing market conditions, our liquidity and prospects for future access to capital, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.
Dakota Access Pipeline
In response to a July 2020 U.S. District Court decision vacating the U.S. Army Corps of Engineers (“Corps”) grant of an easement to the Dakota Access Pipeline (“DAPL”) and issuance of an order requiring the Corps to conduct an environmental impact statement for the pipeline, the Corps is currently conducting the court-ordered environmental review to determine whether DAPL poses a threat to the drinking water supply of the Standing Rock Sioux Reservation. DAPL currently remains in operation. The owners of DAPL appealed the District Court decision to the U.S. Supreme Court in September 2021, but the appeal was rejected on February 22, 2022. The Corps continues to conduct the review, which is estimated to be completed no later than November 2022. Once the review is completed, the Corps will determine whether DAPL is safe to operate or must be shut down. We are unable to determine the outcome or the impact of this matter on DAPL in the future.
We utilize DAPL to transport a portion of our Bakken crude oil production to ultimate markets on the U.S. gulf coast. Our transportation commitment on the pipeline totals 30,000 barrels per day which will continue through February 2026 at which time the commitment decreases to 26,450 barrels per day through July 2028.
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
Legislative and Regulatory Developments
The crude oil and natural gas industry in the United States is subject to various types of regulation at the federal, state and local levels. President Biden, in pursuit of his regulatory agenda, has issued, and may continue to issue, executive orders that result in more stringent and costly requirements for the domestic crude oil and natural gas industry and there is the potential for the revision of existing laws and regulations or the adoption of new legislation that could adversely affect the oil and gas industry, including those pertaining to the taxation of oil and gas exploration and production activities. Such changes, if enacted, could have a material adverse effect on our results of operations and cash flows. See Part I, Item 1. Business—Regulation of the Crude Oil and Natural Gas Industry in our Form 10-K for the year ended December 31, 2021 for a discussion of significant laws and regulations that have been enacted or are currently being considered by regulatory bodies that may affect us in the areas in which we operate.
SEC rule proposal on climate-related disclosures
In March 2022, the SEC proposed rule amendments that would create a wide range of new climate-related disclosure obligations for registrants. The proposed rules would require registrants to include certain climate-related information in registration statements and annual reports, including (i) climate-related risks and their actual or likely material impacts on the registrant’s business, strategy, and outlook; (ii) the registrant’s governance of climate-related risks and relevant risk management processes; (iii) information on the registrant’s greenhouse gas emissions, which, for accelerated and large accelerated filers and with respect to certain emissions, would be subject to assurance; (iv) certain climate-related financial statement metrics and related disclosures in a note to audited financial statements; and (v) information about climate-related targets, goals, and transition plans. The proposed rules remain open to public comment and may be subject to challenges and litigation. Thus, the ultimate scope and impact of the proposed rules on our business remain uncertain. To the extent new rules, if finalized, impose additional reporting obligations on us, we could face increased costs.
Inflation
Certain drilling and completion costs and costs of oilfield services, equipment, and materials decreased in recent years as service providers reduced their costs in response to reduced demand arising from historically low crude oil prices. However, inflationary pressures returned in 2021 and continue to persist in 2022 in conjunction with the significant increase in commodity prices over the past year, labor shortages, and other factors. Additionally, supply chain disruptions stemming from the COVID-19 pandemic have led to shortages of certain materials and equipment and resulting increases in material and labor costs. Our capital spending budget for 2022 includes an estimate for the impact of cost inflation and, despite inflationary pressures, we expect to continue generating significant amounts of free cash flow at current commodity price levels.
Critical Accounting Policies and Estimates
There have been no changes in our critical accounting policies and estimates from those disclosed in our 2021 Form 10-K.
Non-GAAP Financial Measures
Net crude oil, natural gas, and natural gas liquids sales and net sales prices
Revenues and transportation expenses associated with production from our operated properties are reported separately as discussed in Notes to Unaudited Condensed Consolidated Financial Statements–Note 5. Revenues. For non-operated properties, we receive a net payment from the operator for our share of sales proceeds which is net of costs incurred by the operator, if any. Such non-operated revenues are recognized at the net amount of proceeds received. As a result, the separate presentation of revenues and transportation expenses from our operated properties differs from the net presentation from non-operated properties. This impacts the comparability of certain operating metrics, such as per-unit sales prices, when such metrics are prepared in accordance with U.S. GAAP using gross presentation for some revenues and net presentation for others.
In order to provide metrics prepared in a manner consistent with how management assesses the Company's operating results and to achieve comparability between operated and non-operated revenues, we have presented crude oil, natural gas, and natural gas liquids sales net of transportation expenses in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as "net crude oil, natural gas, and natural gas liquids sales," a non-GAAP measure. Average sales prices calculated using net sales are referred to as "net sales prices," a non-GAAP measure, and are calculated by taking revenues less transportation expenses divided by sales volumes. Management believes presenting our revenues and sales prices net of transportation expenses is useful because it normalizes the presentation differences between operated and non-operated revenues and allows for a useful comparison of net realized prices to NYMEX benchmark prices on a Company-wide basis.
The following tables present a reconciliation of crude oil, natural gas, and natural gas liquids sales (GAAP) to net crude oil, natural gas, and natural gas liquids sales and related net sales prices (non-GAAP) for the three months ended March 31, 2022 and 2021.

	Three months ended March 31, 2022			Three months ended March 31, 2021
In thousands	Crude oil	Natural gas and NGLs	Total	Crude oil	Natural gas and NGLs	Total
Crude oil, natural gas, and NGL sales (GAAP)	$1,643,847	$630,414	$2,274,261	$768,768	$478,765	$1,247,533
Less: Transportation expenses	(57,887)	(16,962)	(74,849)	(40,079)	(10,177)	(50,256)
Net crude oil, natural gas, and NGL sales (non-GAAP)	$1,585,960	$613,452	$2,199,412	$728,689	$468,588	$1,197,277
Sales volumes (MBbl/MMcf/MBoe)	17,461	96,683	33,575	13,726	84,289	27,774
Net sales price (non-GAAP)	$90.83	$6.34	$65.51	$53.09	$5.56	$43.11

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
General. We are exposed to a variety of market risks including commodity price risk, credit risk, and interest rate risk. We seek to address these risks through a program of risk management which may include the use of derivative instruments.
Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of crude oil, natural gas, and natural gas liquids. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas and natural gas liquids production. Commodity prices have been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including differences between product prices at sales points and the applicable index prices. Based on our average daily production for the three months ended March 31, 2022, and excluding the effect of derivative instruments in place, our annual revenue would increase or decrease by approximately $711 million for each $10.00 per barrel change in crude oil prices at March 31, 2022 and $392 million for each $1.00 per Mcf change in natural gas prices at March 31, 2022.
To reduce price risk caused by market fluctuations in commodity prices, from time to time we may economically hedge a portion of our anticipated production as part of our risk management program. In addition, we may utilize basis contracts to hedge the differential between derivative contract index prices and those of our physical pricing points. Reducing our exposure to price volatility helps secure funds to be used for our capital program and general corporate purposes. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. We may choose not to hedge future production if the price environment for certain time periods is deemed to be unfavorable. Additionally, we may choose to settle existing derivative positions prior to the expiration of their contractual maturities. While hedging, if utilized, limits the downside risk of adverse price movements, it also limits future revenues from upward price movements.
The fair value of our derivative instruments at March 31, 2022 was a net liability of $419.4 million, which is comprised of a $412.7 million net liability associated with our natural gas derivatives and a $6.7 million net liability associated with our crude oil derivatives. The following table shows how a hypothetical +/- 10% change in the underlying forward prices used to calculate the fair value of our derivatives would impact the fair value estimates as of March 31, 2022.

		Hypothetical Fair Value
In thousands	Change in Forward Price	Asset (Liability)
Crude Oil	-10%	($3,815)
Crude Oil	+10%	($9,551)
Natural Gas	-10%	($212,456)
Natural Gas	+10%	($615,617)
Changes in the fair value of our derivatives from the above price sensitivities would produce a corresponding change in our total revenues.
Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($1.6 billion in receivables at March 31, 2022), and our joint interest and other receivables ($275 million at March 31, 2022).

We monitor our exposure to counterparties on our commodity sales primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s credit worthiness. We have not generally required our counterparties to provide collateral to secure commodity sales receivables owed to us. Historically, our credit losses on commodity sales receivables have been immaterial.
Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $23 million at March 31, 2022, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on a co-owner's interest in the well, to net production proceeds against amounts owed in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

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
We had $55 million of outstanding borrowings on our credit facility at April 30, 2022. The impact of a 0.25% increase in interest rates on this amount of debt would result in increased interest expense and reduced income before income taxes of approximately $0.1 million per year.
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
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of March 31, 2022 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. Other Information

ITEM 1.    Legal Proceedings
See Note 9. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements for a case filed in the Northern District of California and a case filed in Oklahoma state court, which are incorporated herein by reference.
ITEM 1A.    Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our 2021 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q, if any, and in our 2021 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

There have been no material changes in our risk factors from those disclosed in our 2021 Form 10-K.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Recent Sales of Unregistered Securities – Not applicable.
(b)Use of Proceeds – Not applicable.
(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers – The table below provides information about purchases of shares of our common stock during the three months ended March 31, 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
January 1, 2022 to January 31, 2022:
Repurchases for tax withholdings (2)	48,901	$51.52	—	—
February 1, 2022 to February 28, 2022:
Repurchases for tax withholdings (2)	421,428	$54.27	—	—
Share repurchase program (1)	1,242,422	$53.12	1,242,422	$992.9
March 1, 2022 to March 31, 2022:
Repurchases for tax withholdings (2)	10,695	$59.16	—	—
Share repurchase program (1)	600,000	$56.43	600,000	$959.1
Purchases by principal shareholder (3)	336,844	$59.27	—	—
Total for the quarter	2,660,290	$54.82	1,842,422
(1)In May 2019 our Board of Directors approved the initiation of a share repurchase program to acquire up to $1 billion of our common stock beginning in June 2019 at times and levels deemed appropriate by management. The program was announced on June 3, 2019 and does not have a set expiration date. On February 8, 2022, our Board of Directors approved an increase in the size of the share repurchase program to $1.5 billion. As of March 31, 2022, we have repurchased a cumulative $540.9 million of our common stock, leaving approximately $959.1 million of authorized repurchasing capacity under the modified program. The share repurchase program does not require the Company to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board of Directors at any time.
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

10.1*	Consulting agreement between Continental Resources, Inc. and Jack H. Stark.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

32**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	Inline XBRL Instance Document - the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL RESOURCES, INC.

Date:	May 4, 2022	By:	/s/ John D. Hart
John D. Hart
Chief Financial Officer and Executive Vice President of Strategic Planning (Duly Authorized Officer and Principal Financial Officer)