Form 10-Q
period 2022-09-30
CONTINENTAL RESOURCES, INC
filed 2022-11-02
CIK 732834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
363,019,728 shares of our $0.01 par value common stock were outstanding on October 12, 2022.

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
Forward-looking statements may include, but are not limited to, statements about:
•the take-private transaction described in Note 1. Organization and Nature of Business—Recent Developments, the Company's plans for financing the purchase of outstanding shares pursuant to the transaction, the potential impact of the transaction on the Company's future operating expenses, potential litigation, and the impact on the Company's share price if the transaction fails to close;
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
•our financial position, debt borrowings or repayments, share repurchases, or income tax payments;
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
iii

PART I. Financial Information

ITEM 1.    Financial Statements
Continental Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
In thousands, except par values and share data	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,813,182	$20,868
Receivables:
Crude oil, natural gas, and natural gas liquids sales	1,500,426	1,122,415
Joint interest and other	429,531	278,753
Allowance for credit losses	(2,940)	(2,814)
Receivables, net	1,927,017	1,398,354
Derivative assets	14,149	22,334
Inventories	162,375	105,568
Prepaid expenses and other	47,038	17,266
Total current assets	3,963,761	1,564,390
Net property and equipment, based on successful efforts method of accounting	18,249,221	16,975,465
Investment in unconsolidated affiliates	152,972	—
Operating lease right-of-use assets	25,507	16,370
Derivative assets, noncurrent	2,034	13,188
Other noncurrent assets	18,281	21,698
Total assets	$22,411,776	$18,591,111
Liabilities and equity
Current liabilities:
Accounts payable trade	$940,902	$582,317
Revenues and royalties payable	951,029	627,171
Accrued liabilities and other	380,136	285,740
Current portion of income tax liabilities	62,893	—
Derivative liabilities	334,450	899
Current portion of operating lease liabilities	4,110	1,674
Current portion of long-term debt	637,739	2,326
Total current liabilities	3,311,259	1,500,127
Long-term debt, net of current portion	5,663,533	6,826,566
Other noncurrent liabilities:
Deferred income tax liabilities, net	2,564,973	2,139,884
Asset retirement obligations, net of current portion	250,596	215,701
Derivative liabilities, noncurrent	253,250	318
Operating lease liabilities, net of current portion	20,400	13,800
Other noncurrent liabilities	36,018	38,390
Total other noncurrent liabilities	3,125,237	2,408,093
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 363,022,746 shares issued and outstanding at September 30, 2022; 364,297,520 shares issued and outstanding at December 31, 2021	3,630	3,643
Additional paid-in capital	1,058,633	1,131,602
Retained earnings	8,872,930	6,340,211
Total shareholders’ equity attributable to Continental Resources	9,935,193	7,475,456
Noncontrolling interests	376,554	380,869
Total equity	10,311,747	7,856,325
Total liabilities and equity	$22,411,776	$18,591,111
The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2022	2021	2022	2021
Revenues:
Crude oil, natural gas, and natural gas liquids sales	$2,767,262	$1,456,181	$7,870,696	$3,986,628
Loss on derivative instruments, net	(337,778)	(127,110)	(1,009,460)	(232,795)
Crude oil and natural gas service operations	17,747	12,341	52,707	38,519
Total revenues	2,447,231	1,341,412	6,913,943	3,792,352

Operating costs and expenses:
Production expenses	166,322	103,222	456,840	292,791
Production and ad valorem taxes	200,593	102,398	563,204	280,667
Transportation, gathering, processing, and compression	85,650	53,969	236,851	156,670
Exploration expenses	2,809	2,534	20,460	9,470
Crude oil and natural gas service operations	10,356	4,884	29,361	15,037
Depreciation, depletion, amortization and accretion	490,523	465,357	1,396,185	1,446,823
Property impairments	12,794	7,945	52,868	30,991
General and administrative expenses	68,687	58,421	206,098	166,822
Net (gain) loss on sale of assets and other	(618)	(3,029)	(773)	(3,496)
Total operating costs and expenses	1,037,116	795,701	2,961,094	2,395,775
Income from operations	1,410,115	545,711	3,952,849	1,396,577
Other income (expense):
Interest expense	(70,717)	(59,894)	(215,508)	(185,796)
Gain (loss) on extinguishment of debt	—	—	(403)	(290)
Other	4,490	345	4,503	895
	(66,227)	(59,549)	(211,408)	(185,191)
Income before income taxes	1,343,888	486,162	3,741,441	1,211,386
Provision for income taxes	(323,390)	(115,641)	(903,745)	(291,116)
Income before equity in net loss of affiliate	1,020,498	370,521	2,837,696	920,270
Equity in net loss of affiliate	(660)	—	(736)	—
Net income	1,019,838	370,521	2,836,960	920,270
Net income attributable to noncontrolling interests	6,731	1,193	17,349	1,975
Net income attributable to Continental Resources	$1,013,107	$369,328	$2,819,611	$918,295

Net income per share attributable to Continental Resources:
Basic	$2.83	$1.02	$7.88	$2.54
Diluted	$2.80	$1.01	$7.79	$2.52
The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity

Three Months Ended September 30, 2022
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at June 30, 2022	363,002,130	$3,630	$1,042,891	$—	$7,961,406	$9,007,927	$377,897	$9,385,824
Net income	—	—	—	—	1,013,107	1,013,107	6,731	1,019,838
Cash dividends declared	—	—	—	—	(101,639)	(101,639)		(101,639)
Change in dividends payable	—	—	—	—	56	56	—	56
Stock-based compensation	—	—	16,664	—	—	16,664	—	16,664
Restricted stock:
Granted	107,134	1	—	—	—	1	—	1
Repurchased and canceled	(13,420)	—	(922)	—	—	(922)	—	(922)
Forfeited	(73,098)	(1)	—	—	—	(1)	—	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	4,329	4,329
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,403)	(12,403)
Balance at September 30, 2022	363,022,746	$3,630	$1,058,633	$—	$8,872,930	$9,935,193	$376,554	$10,311,747

Nine Months Ended September 30, 2022
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2021	364,297,520	$3,643	$1,131,602	$—	$6,340,211	$7,475,456	$380,869	$7,856,325
Net income	—	—	—	—	2,819,611	2,819,611	17,349	2,836,960
Cash dividends declared	—	—	—	—	(287,036)	(287,036)	—	(287,036)
Change in dividends payable	—	—	—	—	144	144	—	144
Common stock repurchased	—	—	—	(99,855)	—	(99,855)	—	(99,855)
Common stock retired	(1,842,422)	(18)	(99,837)	99,855	—	—	—	—
Stock-based compensation	—	—	60,751	—	—	60,751	—	60,751
Restricted stock:
Granted	1,539,017	15	—	—	—	15	—	15
Repurchased and canceled	(605,162)	(6)	(33,883)	—	—	(33,889)	—	(33,889)
Forfeited	(366,207)	(4)	—	—	—	(4)	—	(4)
Contributions from noncontrolling interests	—	—	—	—	—	—	8,135	8,135
Distributions to noncontrolling interests	—	—	—	—	—	—	(29,799)	(29,799)
Balance at September 30, 2022	363,022,746	$3,630	$1,058,633	$—	$8,872,930	$9,935,193	$376,554	$10,311,747
The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity (Continued)

Three Months Ended September 30, 2021
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at June 30, 2021	367,563,899	$3,676	$1,226,223	$—	$5,356,189	$6,586,088	$369,586	$6,955,674
Net income	—	—	—	—	369,328	369,328	1,193	370,521
Cash dividends declared	—	—	—	—	(55,132)	(55,132)	—	(55,132)
Change in dividends payable	—	—	—	—	93	93	—	93
Common stock repurchased	—	—	—	(65,256)	—	(65,256)	—	(65,256)
Common stock retired	(1,916,069)	(19)	(65,237)	65,256	—	—	—	—
Stock-based compensation	—	—	14,506	—	—	14,506	—	14,506
Restricted stock:
Granted	47,701	—	—	—	—	—	—	—
Repurchased and canceled	(19,003)	—	(737)	—	—	(737)	—	(737)
Forfeited	(80,128)	(1)	—	—	—	(1)	—	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	6,788	6,788
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,390)	(5,390)
Balance at September 30, 2021	365,596,400	$3,656	$1,174,755	$—	$5,670,478	$6,848,889	$372,177	$7,221,066

Nine Months Ended September 30, 2021
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2020	365,220,435	$3,652	$1,205,148	$—	$4,847,646	$6,056,446	$366,279	$6,422,725
Net income	—	—	—	—	918,295	918,295	1,975	920,270
Cash dividends declared	—	—	—	—	(95,561)	(95,561)	—	(95,561)
Change in dividends payable	—	—	—	—	98	98	—	98
Common stock repurchased	—	—	—	(65,256)	—	(65,256)	—	(65,256)
Common stock retired	(1,916,069)	(19)	(65,237)	65,256	—	—	—	—
Stock-based compensation	—	—	45,024	—	—	45,024	—	45,024
Restricted stock:
Granted	2,900,923	29	—	—	—	29	—	29
Repurchased and canceled	(426,255)	(4)	(10,180)	—	—	(10,184)	—	(10,184)
Forfeited	(182,634)	(2)	—	—	—	(2)	—	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	21,263	21,263
Distributions to noncontrolling interests	—	—	—	—	—	—	(17,340)	(17,340)
Balance at September 30, 2021	365,596,400	$3,656	$1,174,755	$—	$5,670,478	$6,848,889	$372,177	$7,221,066
The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
In thousands	2022	2021
Cash flows from operating activities
Net income	$2,836,960	$920,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,395,312	1,445,129
Property impairments	52,868	30,991
Non-cash loss on derivatives	605,822	145,194
Stock-based compensation	60,766	44,918
Provision for deferred income taxes	425,089	291,116
Equity in net loss of affiliate	736	—
Dry hole costs	12,107	—
Net (gain) loss on sale of assets and other	(773)	(3,496)
(Gain) loss on extinguishment of debt	403	290
Other, net	11,544	7,465
Changes in assets and liabilities:
Accounts receivable	(527,975)	(444,748)
Inventories	(56,777)	(47,128)
Other current assets	(29,298)	(1,894)
Accounts payable trade	205,759	96,785
Revenues and royalties payable	322,029	183,050
Accrued liabilities and other	88,555	60,690
Current income taxes liability	62,893	—
Other noncurrent assets and liabilities	(2,049)	21
Net cash provided by operating activities	5,463,971	2,728,653
Cash flows from investing activities
Exploration and development	(2,060,797)	(905,974)
Purchase of producing crude oil and natural gas properties	(432,651)	(175,441)
Purchase of other property and equipment	(53,372)	(46,948)
Proceeds from sale of assets	3,163	4,562
Contributions to unconsolidated affiliates	(153,665)	—
Net cash used in investing activities	(2,697,322)	(1,123,801)
Cash flows from financing activities
Credit facility borrowings	1,916,000	1,063,000
Repayment of credit facility	(2,416,000)	(1,223,000)
Redemption and repurchase of Senior Notes	(31,829)	(630,782)
Repayment of other debt	(1,736)	(1,674)
Debt issuance costs	(2,016)	—
Contributions from noncontrolling interests	6,720	19,812
Distributions to noncontrolling interests	(27,968)	(16,535)
Repurchase of common stock	(99,855)	(65,256)
Repurchase of restricted stock for tax withholdings	(33,889)	(10,184)
Dividends paid on common stock	(283,762)	(94,054)
Net cash used in financing activities	(974,335)	(958,673)
Net change in cash and cash equivalents	1,792,314	646,179
Cash and cash equivalents at beginning of period	20,868	47,470
Cash and cash equivalents at end of period	$1,813,182	$693,649
The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Business
Nature of Business
Continental Resources, Inc. (the “Company”) was formed in 1967 and is incorporated under the laws of the State of Oklahoma. The Company’s principal business is the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. Additionally, the Company pursues the acquisition and management of perpetually owned minerals located in certain of its key operating areas. For the nine months ended September 30, 2022, crude oil accounted for 50% of the Company’s total production and 68% of its crude oil, natural gas, and natural gas liquids revenues.
Recent Developments
On October 16, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omega Acquisition, Inc. (“Merger Sub”), an entity owned by the Company’s founder, Harold G. Hamm. Mr. Hamm currently serves as Chairman of the Board of Directors of the Company and he, along with certain of his family members and their affiliated entities (collectively, the “Hamm Family”), own approximately 83% of the outstanding shares of the Company’s common stock.
Pursuant to the Merger Agreement, on October 24, 2022, Merger Sub commenced a tender offer (the “Offer”) to purchase any and all of the outstanding shares of the Company’s common stock, other than: (i) shares of common stock owned by the Hamm Family and (ii) shares of common stock underlying unvested equity awards issued pursuant to the Company’s long-term incentive plans (collectively, the “Rollover Shares”) for $74.28 per share in cash (the “Offer Price”). The Offer is scheduled to expire one minute after 11:59 p.m., New York City time, on November 21, 2022. There are approximately 58 million shares of Continental's common stock that are subject to the Offer and approximately 5.3 million shares underlying unvested equity awards that are not held by the Hamm Family. The Offer Price includes $0.28 per share in lieu of the Company's anticipated dividend for the third quarter of 2022. Accordingly, and consistent with the Merger Agreement, the Company will not pay dividends between the signing and closing of the transaction.
The Offer is subject to certain conditions. If the conditions of the Merger Agreement are met, promptly following the consummation of the Offer, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation wholly-owned by the Hamm Family.
At the effective time of the Merger: (a) each share of Company common stock (other than the Rollover Shares and certain other excluded shares specified in the Merger Agreement) that is outstanding immediately prior to the effective time will be canceled and converted into the right to receive the Offer Price in cash; (b) each share held by a member of the Hamm Family will be converted into a newly issued share of the Company having identical rights to the previously existing share held by such holder; and (c) each unvested restricted stock award issued under the Company’s long-term incentive plans that is outstanding immediately prior to the effective time will be canceled and replaced with a restricted stock unit award issued by the Company that provides the holder of such canceled award with the right to receive, on the date that such restricted stock award otherwise would have been settled, and at the Company’s sole discretion, either a share of the Company, a cash award designed to provide substantially equivalent value, or any combination of the two, in each case, together with any unpaid dividends accrued on such restricted stock award.
Subject to the satisfaction of customary closing conditions, the above-described transaction is expected to close prior to December 31, 2022. Upon consummation of the transaction, the Company’s common stock will cease to be listed on the New York Stock Exchange and will subsequently be deregistered under the Securities Exchange Act of 1934, as amended.

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
The condensed consolidated financial statements as of September 30, 2022 and for the three and nine month periods ended September 30, 2022 and 2021 are unaudited. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited balance sheet included in the 2021 Form 10-K. The Company has evaluated events or transactions through the date this report on Form 10-Q was filed with the SEC in conjunction with its preparation of these condensed consolidated financial statements.
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Earnings per share
Basic net income per share is computed by dividing net income attributable to the Company by the weighted-average number of shares outstanding for the period. In periods where the Company has net income, diluted earnings per share reflects the potential dilution of non-vested restricted stock awards, which are calculated using the treasury stock method. The following table presents the calculation of basic and diluted weighted average shares outstanding and net income per share attributable to the Company for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2022	2021	2022	2021
Net income attributable to Continental Resources (numerator) (1)	$1,013,107	$369,328	$2,819,611	$918,295
Weighted average shares (denominator):
Weighted average shares - basic	357,617	360,563	357,786	360,899
Non-vested restricted stock	3,904	3,685	4,239	3,580
Weighted average shares - diluted	361,521	364,248	362,025	364,479
Net income per share attributable to Continental Resources: (1)
Basic	$2.83	$1.02	$7.88	$2.54
Diluted	$2.80	$1.01	$7.79	$2.52
(1)    Results for the 2022 periods include $95 million of pre-tax income recognized in the third quarter of 2022 in conjunction with the resolution of a legal matter, which resulted in an after-tax increase in net income of $72 million ($0.20 per basic and diluted share) for the 2022 periods.
Credit risk
The Company's principal exposure to credit risk is through receivables associated with the sale of its production and receivables associated with billings to joint interest owners. Accordingly, the Company classifies its receivables into two portfolio segments as depicted on the condensed consolidated balance sheets as "Receivables—Crude oil, natural gas, and natural gas liquids sales” and "Receivables—Joint interest and other.” The Company determines its credit loss allowance for each portfolio segment by considering a number of factors, primarily including the Company’s history of credit losses with adjustment as needed to reflect current conditions, the length of time accounts are past due, whether amounts relate to operated properties or non-operated properties, the ability to recoup amounts owed through netting of production proceeds, the balance of co-owner prepayments if any, and a party's ability to pay. Historically, the Company's credit losses have been immaterial. There were no significant write-offs, recoveries, or changes in the Company's allowance for credit losses during the three and nine month periods ended September 30, 2022 and 2021.
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
The components of inventory as of September 30, 2022 and December 31, 2021 consisted of the following:

In thousands	September 30, 2022	December 31, 2021
Tubular goods and equipment	$36,795	$12,506
Crude oil and natural gas	125,580	93,062
Total	$162,375	$105,568

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3. Property Acquisitions
2022
On March 25, 2022, the Company acquired oil and gas properties in the Powder River Basin of Wyoming for cash consideration of $403 million, representing a $450 million purchase price less customary closing adjustments made pursuant to the acquisition agreement. The acquisition was accounted for as an asset acquisition under ASC Topic 805 and included approximately 172,000 net leasehold acres and producing properties with production totaling approximately 18,000 net barrels of oil equivalent per day at the time of closing. The Company recognized approximately $15.3 million of asset retirement obligations, $31.3 million of assumed production and ad valorem tax payment obligations, and $10.1 million of right-of-use assets and corresponding lease liabilities associated with the acquired properties.
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

	Nine months ended September 30,
In thousands	2022	2021
Supplemental cash flow information:
Cash paid for interest	$200,206	$164,874
Cash paid for income taxes (1)	440,145	3
Cash received for income tax refunds	16	9
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	28,243	9,818
(1) Year-to-date amount for 2022 represents estimated quarterly payments for 2022 U.S. federal income taxes based on an estimate of federal taxable income for the year.
As of September 30, 2022 and December 31, 2021, the Company had $393.6 million and $242.9 million, respectively, of accrued capital expenditures included in “Net property and equipment” with an offsetting amount in “Accounts payable trade” in the condensed consolidated balance sheets.
As of September 30, 2022 and December 31, 2021, the Company had $3.1 million and $1.7 million, respectively, of accrued contributions from noncontrolling interests included in "Receivables–Joint interest and other" with an offsetting amount in "Equity–Noncontrolling interests" in the condensed consolidated balance sheets.
As of September 30, 2022 and December 31, 2021, the Company had $4.3 million and $2.5 million, respectively, of accrued distributions to noncontrolling interests included in "Revenues and royalties payable" with an offsetting amount in "Equity–Noncontrolling interests" in the condensed consolidated balance sheets.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Note 5. Revenues
Below is a discussion of the nature, timing, and presentation of revenues arising from the Company's major revenue-generating arrangements.
Operated crude oil revenues – The Company pays third parties to transport the majority of its operated crude oil production from lease locations to downstream market centers, at which time the Company's customers take title and custody of the product in exchange for prices based on the particular market where the product was delivered. Operated crude oil revenues are recognized during the month in which control transfers to the customer and it is probable the Company will collect the consideration it is entitled to receive. Crude oil sales proceeds from operated properties are generally received by the Company within one month after the month in which a sale has occurred. Operated crude oil revenues are presented separately from transportation expenses as the Company controls the operated production prior to its transfer to customers. Transportation expenses associated with the Company's operated crude oil production totaled $67.8 million and $45.2 million for the three months ended September 30, 2022 and 2021, respectively, and $188.4 million and $129.2 million for the nine months ended September 30, 2022 and 2021, respectively.
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
Under certain arrangements, the Company may elect to take a volume of processed residue gas and/or NGLs in-kind at the tailgate of the midstream customer's processing plant in lieu of a monetary settlement for the sale of the Company's operated production. When the Company elects to take volumes in kind, it takes possession of the processed products at the tailgate of the processing facility and either sells them at the tailgate or pays third parties to transport the products to downstream delivery points, where it then sells to customers at prices applicable to those downstream markets. In such situations, operated revenues are recognized during the month in which control transfers to the customer at the delivery point and it is probable the Company will collect the consideration it is entitled to receive. Operated sales proceeds are generally received by the Company within one month after the month in which a sale has occurred. In these scenarios, the Company's revenues include the pricing adjustments applied by the midstream processing entity according to the applicable contractual pricing formula, but exclude the transportation expenses the Company incurs to transport the processed products to downstream customers. Transportation expenses associated with these arrangements totaled $17.8 million and $8.7 million for the three months ended September 30, 2022 and 2021, respectively, and $48.4 million and $27.5 million for the nine months ended September 30, 2022 and 2021, respectively.
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Disaggregation of revenues
The following table presents the disaggregation of the Company's crude oil and natural gas revenues by operating area for the three and nine months ended September 30, 2022 and 2021. Sales of natural gas and NGLs are combined, as a substantial majority of the Company's natural gas sales contracts represent wellhead sales of unprocessed gas.

	Three months ended September 30, 2022			Three months ended September 30, 2021
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken (1)	$997,190	$376,693	$1,373,883	$709,642	$151,335	$860,977
Anadarko Basin	258,267	562,896	821,163	227,239	298,309	525,548
Powder River Basin	177,129	47,892	225,021	24,081	3,705	27,786
Permian Basin	253,863	41,167	295,030	—	—	—
All other	51,965	200	52,165	41,861	9	41,870
Crude oil, natural gas, and natural gas liquids sales	$1,738,414	$1,028,848	$2,767,262	$1,002,823	$453,358	$1,456,181

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken (1)	$3,031,550	$870,168	$3,901,718	$1,947,883	$337,960	$2,285,843
Anadarko Basin	869,095	1,435,607	2,304,702	632,906	882,453	1,515,359
Powder River Basin	418,687	94,400	513,087	61,714	7,340	69,054
Permian Basin	852,778	125,850	978,628	—	—	—
All other	171,632	929	172,561	116,356	16	116,372
Crude oil, natural gas, and natural gas liquids sales	$5,343,742	$2,526,954	$7,870,696	$2,758,859	$1,227,769	$3,986,628
(1) Natural gas and NGL revenues for the Bakken field for the 2022 periods include $95 million of revenues recognized in the third quarter of 2022 in conjunction with the resolution of a legal matter, which pertain almost entirely to performance obligations satisfied by the Company in periods prior to 2022.

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
At September 30, 2022 the Company had outstanding derivative contracts as set forth in the tables below.

Natural gas derivatives
			Weighted Average Hedge Price ($/MMBtu)
Period and Type of Contract	Average Volumes Hedged		Basis Swaps	Swaps	Sold Put	Floor	Ceiling
October 2022 - December 2023
Basis Swaps - NGPL TXOK	75,000	MMBtus/day	$(0.17)
October 2022 - December 2022
Swaps - Henry Hub	160,000	MMBtus/day		$4.48
Collars - Henry Hub	360,000	MMBtus/day				$3.88	$5.45
Three-way collars - Henry Hub	50,000	MMBtus/day			$3.00	$4.07	$5.00
Swaps - WAHA	45,000	MMBtus/day		$3.41
January 2023 - December 2023
Swaps - Henry Hub	308,000	MMBtus/day		$3.49
Collars - Henry Hub	139,000	MMBtus/day				$3.62	$4.95
Three-way collars - Henry Hub	12,500	MMBtus/day			$3.00	$4.32	$5.00
Swaps - WAHA	40,000	MMBtus/day		$2.69
January 2024 - December 2024
Swaps - Henry Hub	310,500	MMBtus/day		$3.26
Collars - Henry Hub	50,000	MMBtus/day				$3.12	$4.09
January 2025 - December 2025
Swaps - Henry Hub	37,000	MMBtus/day		$3.39

Crude oil derivatives

Period and Type of Contract	Average Volumes Hedged		Weighted Average Hedge Price Differential ($/Bbl)
October 2022 - December 2022
NYMEX Roll Swaps	55,500	Bbls/day	$1.77
January 2023 - December 2023
NYMEX Roll Swaps	12,000	Bbls/day	$1.07
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

	Three months ended September 30,		Nine months ended September 30,
In thousands	2022	2021	2022	2021
Cash received (paid) on derivatives:
Crude oil fixed price swaps	$—	$—	$—	$(44,462)
Crude oil collars	—	—	—	(9,365)
Crude oil NYMEX roll swaps	(5,836)	(156)	(12,908)	966
Natural gas basis swaps (NGPL TXOK)	2,843	—	$4,335	$—
Natural gas fixed price swaps (WAHA)	(15,536)	—	(15,536)	—
Natural gas fixed price swaps (HH)	(185,463)	(31,361)	(327,047)	(27,411)
Natural gas collars (HH)	(22,106)	(10,563)	$(36,023)	$(7,329)
Natural gas 3-way collars (HH)	—	—	$(16,459)	$—
Cash received (paid) on derivatives, net	(226,098)	(42,080)	(403,638)	(87,601)
Non-cash gain (loss) on derivatives:
Crude oil collars	—	—	—	227
Crude oil NYMEX roll swaps	19,789	3,506	3,630	180
Natural gas basis swaps (NGPL TXOK)	6,981	—	11,773	—
Natural gas fixed price swaps (WAHA)	2,159	—	(11,914)	—
Natural gas fixed price swaps (HH)	(52,118)	(33,947)	(420,613)	(68,503)
Natural gas collars (HH)	(78,501)	(11,411)	(168,758)	(29,101)
Natural gas 3-way collars (HH)	(9,990)	(43,178)	(19,940)	(47,997)
Non-cash gain (loss) on derivatives, net	(111,680)	(85,030)	(605,822)	(145,194)
Loss on derivative instruments, net	$(337,778)	$(127,110)	$(1,009,460)	$(232,795)
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

In thousands	September 30, 2022	December 31, 2021
Commodity derivative assets:
Gross amounts of recognized assets	$22,176	$42,903
Gross amounts offset on balance sheet	(5,993)	(7,381)
Net amounts of assets on balance sheet	16,183	35,522
Commodity derivative liabilities:
Gross amounts of recognized liabilities	(593,693)	(8,598)
Gross amounts offset on balance sheet	5,993	7,381
Net amounts of liabilities on balance sheet	$(587,700)	$(1,217)

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed consolidated balance sheets.

In thousands	September 30, 2022	December 31, 2021
Derivative assets	$14,149	$22,334
Derivative assets, noncurrent	2,034	13,188
Net amounts of assets on balance sheet	16,183	35,522
Derivative liabilities	(334,450)	(899)
Derivative liabilities, noncurrent	(253,250)	(318)
Net amounts of liabilities on balance sheet	(587,700)	(1,217)
Total derivative assets (liabilities), net	$(571,517)	$34,305
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables summarize the valuation of derivative instruments by pricing levels that were accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

	Fair value measurements at September 30, 2022 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Natural gas fixed price swaps (WAHA)	$—	$(11,914)	$—	$(11,914)
Natural gas fixed price swaps (HH)	—	(393,005)	—	(393,005)
Natural gas basis swaps (NGPL TXOK)	—	11,596	—	11,596
Natural gas collars (HH)	—	(164,773)	—	(164,773)
Natural gas 3-way collars (HH)	—	(18,008)	—	(18,008)
Crude oil NYMEX roll swaps	—	4,587	—	4,587
Total	$—	$(571,517)	$—	$(571,517)

	Fair value measurements at December 31, 2021 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Natural gas fixed price swaps (HH)	$—	$27,608	$—	$27,608
Natural gas basis swaps (NGPL TXOK)	—	(177)	—	$(177)
Natural gas collars (HH)	—	3,986	—	$3,986
Natural gas 3-way collars (HH)	—	1,931	—	$1,931
Crude oil NYMEX roll swaps	—	957	—	$957
Total	$—	$34,305	$—	$34,305
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets are reported at fair value on a nonrecurring basis in the condensed consolidated financial statements. The following methods and assumptions were used to estimate the fair values for those assets.
Asset impairments – Proved crude oil and natural gas properties are reviewed for impairment on a field-by-field basis each quarter. The estimated future cash flows expected in connection with the field are compared to the carrying amount of the field to determine if the carrying amount is recoverable. If the carrying amount of the field exceeds its estimated undiscounted future cash flows, the carrying amount of the field is reduced to its estimated fair value. Risk-adjusted probable and possible reserves may be taken into consideration when determining estimated future net cash flows and fair value when such reserves exist and are economically recoverable. Due to the unavailability of relevant comparable market data, a discounted cash flow method is used to determine the fair value of proved properties. Significant unobservable inputs (Level 3) utilized in the determination of discounted future net cash flows include future commodity prices adjusted for differentials, forecasted production based on decline curve analysis, estimated future operating and development costs, property ownership interests, and a 10% discount rate. At September 30, 2022, the Company's commodity price assumptions were based on forward NYMEX strip prices through year-end 2026 and were then escalated at 3% per year thereafter. Operating cost assumptions were based on current costs escalated at 3% per year beginning in 2023.
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
For the nine months ended September 30, 2022, the Company determined the carrying amount of a property in an emerging play was not recoverable from future cash flows and therefore was impaired in the amount of $11.8 million, all of which was recognized in the 2022 first quarter. For the three and nine months ended September 30, 2021, estimated future net cash flows were determined to be in excess of cost basis, and therefore no impairment was recorded for the Company's proved crude oil and natural gas properties for the 2021 periods.
Certain unproved crude oil and natural gas properties were impaired during the three and nine months ended September 30, 2022 and 2021, reflecting recurring amortization of undeveloped leasehold costs on properties the Company expects will not be transferred to proved properties over the lives of the leases based on drilling plans, experience of successful drilling, and the average holding period.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth the non-cash impairments of both proved and unproved properties for the indicated periods. Proved and unproved property impairments are recorded under the caption “Property impairments” in the unaudited condensed consolidated statements of operations.

	Three months ended September 30,		Nine months ended September 30,
In thousands	2022	2021	2022	2021
Proved property impairments	$—	$—	$11,821	$—
Unproved property impairments	12,794	7,945	41,047	30,991
Total	$12,794	$7,945	$52,868	$30,991
Financial Instruments Not Recorded at Fair Value
The following table sets forth the estimated fair values of financial instruments that are not recorded at fair value in the condensed consolidated financial statements.

	September 30, 2022		December 31, 2021
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt:
Credit facility	$—	$—	$500,000	$500,000
Notes payable	20,627	18,800	22,356	22,000
4.5% Senior Notes due 2023	635,351	632,900	648,078	670,200
3.8% Senior Notes due 2024	891,110	866,100	908,061	950,000
2.268% Senior Notes due 2026	793,698	681,600	792,621	795,200
4.375% Senior Notes due 2028	992,772	894,900	991,880	1,082,100
5.75% Senior Notes due 2031	1,483,453	1,351,800	1,482,319	1,769,600
2.875% Senior Notes due 2032	792,057	583,000	791,521	780,500
4.9% Senior Notes due 2044	692,204	505,200	692,056	781,500
Total debt	$6,301,272	$5,534,300	$6,828,892	$7,351,100
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Note 8. Debt
The Company's debt, net of unamortized discounts, premiums, and debt issuance costs totaling $48.6 million and $54.2 million at September 30, 2022 and December 31, 2021, respectively, consists of the following.

In thousands	September 30, 2022	December 31, 2021
Credit facility	$—	$500,000
Notes payable	20,627	22,356
4.5% Senior Notes due 2023 (1)	635,351	648,078
3.8% Senior Notes due 2024	891,110	908,061
2.268% Senior Notes due 2026	793,698	792,621
4.375% Senior Notes due 2028	992,772	991,880
5.75% Senior Notes due 2031	1,483,453	1,482,319
2.875% Senior Notes due 2032	792,057	791,521
4.9% Senior Notes due 2044	692,204	692,056
Total debt	$6,301,272	$6,828,892
Less: Current portion of long-term debt (1)	637,739	2,326
Long-term debt, net of current portion	$5,663,533	$6,826,566
(1) The Company's 2023 Notes, which have a face value of $636.0 million at September 30, 2022, are scheduled to mature on April 15, 2023 and, accordingly, are included as a current liability in the caption “Current portion of long-term debt” in the condensed consolidated balance sheets as of September 30, 2022 along with the current portion of the Company's notes payable.

Credit Facility
On August 24, 2022, the Company amended its credit facility to increase the amount of aggregate commitments by $255 million from $2.0 billion to $2.255 billion and to replace LIBOR as a benchmark reference rate with Term SOFR, with all other terms, conditions, and covenants remaining substantially unchanged. The Company's credit facility, which matures in October 2026, is unsecured and has no borrowing base requirement subject to redetermination.
The Company had no outstanding borrowings on its credit facility at September 30, 2022.
Credit facility borrowings, if any, bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company's senior, unsecured, long-term indebtedness. The Company incurs commitment fees based on currently assigned credit ratings of 0.20% per annum on the daily average amount of unused borrowing availability.
The credit facility contains certain restrictive covenants including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by the sum of net debt plus total shareholders' equity plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014. The Company was in compliance with the credit facility covenants at September 30, 2022.
Senior Notes
The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at September 30, 2022.

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
The indentures governing the Company’s senior notes contain covenants that, among other things, limit the Company’s ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, or consolidate, merge or transfer certain assets. These covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at September 30, 2022.
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
2021
In January 2021, the Company redeemed $400.0 million principal amount of its outstanding 2022 Notes and subsequently redeemed the remaining $230.8 million principal amount of its 2022 Notes in April 2021. The Company recognized pre-tax losses on extinguishment of debt totaling $0.3 million related to the redemption, which included the pro-rata write-off of deferred financing costs and unamortized debt premium associated with the redeemed notes.
Notes payable
In June 2020, the Company borrowed an aggregate of $26.0 million under two 10-year amortizing term loans secured by the Company’s corporate office building and its interest in parking facilities in Oklahoma City, Oklahoma. The loans mature in May 2030 and bear interest at a fixed rate of 3.50% per annum through June 9, 2025, at which time the interest rate will be reset and fixed through the maturity date. Principal and interest are payable monthly through the maturity date and, accordingly, $2.4 million is included as a current liability in the caption “Current portion of long-term debt” in the condensed consolidated balance sheets as of September 30, 2022 associated with the loans.
Note 9. Commitments and Contingencies
Transportation, gathering, and processing commitments – The Company has entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. Certain of the commitments, which have varying terms extending as far as 2031, require the Company to pay per-unit transportation, gathering, or processing charges regardless of the amount of capacity used. Future commitments remaining as of September 30, 2022 under the arrangements amount to approximately $1.13 billion, of which $72 million is expected to be incurred in the remainder of 2022, $282 million in 2023, $262 million in 2024, $164 million in 2025, $139 million in 2026, and $214 million thereafter. A portion of these future costs will be borne by other interest owners. The Company is not committed under the above contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future. These commitments do not qualify as leases under ASC Topic 842 and are not recognized on the Company's balance sheet.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Strategic investment – See Note 13. Equity Investment for discussion of future spending commitments associated with a strategic investment announced by the Company in the first quarter of 2022.
Litigation
In December 2017, the Company filed an action in Garfield County, Oklahoma state court against Hiland Partners Holdings, LLC (“Hiland”), a subsidiary of Kinder Morgan, Inc. The Company alleged breach of contract and fraud. The parties entered into a settlement agreement in June 2018, under which Continental agreed to release its claims in exchange for Hiland’s construction of certain infrastructure projects by November 1, 2020. After such deadline passed, Continental filed an amended petition asserting the original claims and additional claims for breach of contract. On September 14, 2022, the parties entered into a confidential settlement agreement, including an unconditional release and dismissal of the litigation with prejudice.
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
The Company is involved in various other legal proceedings including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, personal injury claims, regulatory compliance matters, disputes with tax authorities and other matters. While the outcome of these legal matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its financial condition, results of operations or cash flows. As of September 30, 2022, and December 31, 2021, the Company had recognized a liability within “Other noncurrent liabilities” of $10.1 million and $7.9 million, respectively, for various matters, none of which are believed to be individually significant.
Litigation pertaining to take-private transaction
Transactions such as the Hamm Family's proposed take-private transaction described in Note 1. Organization and Nature of Business—Recent Developments often attract litigation and demands from minority shareholders. On August 25, 2022, Walter T. Doggett, on behalf of himself and a class of all other similarly situated public shareholders of the Company (“Doggett”), filed a class action petition in the District Court of Oklahoma County in the State of Oklahoma against Harold G. Hamm, as the controlling shareholder of the Company, for alleged breaches of fiduciary duties in connection with the previously described take-private transaction. Doggett seeks, among other things: (i) an injunction against the consummation of the proposed transaction or, if the proposed transaction is consummated, monetary damages; (ii) reimbursement for the costs and disbursements of bringing the lawsuit, including reasonable attorneys’ and experts’ fees; and (iii) other equitable relief. Mr. Hamm intends to defend himself vigorously against this lawsuit.
On August 11, 2022, Pembroke Pines Firefighters & Police Officers Pension Fund (“Pembroke”), a beneficial owner of Company shares, delivered a letter (the “Request”) to the Company requesting the inspection of certain of its books and records to investigate potential breaches of fiduciary duties by the Company’s Board of Directors, senior management, and Mr. Hamm in connection with the proposed take-private transaction. On August 18, 2022, the Company responded. On October 20, 2022, Pembroke updated the Request, and the Company responded on October 27, 2022.
On October 26, 2022, Shiva Stein (“Stein”) filed a complaint in the United States District Court for the Southern District of New York against the Company, Harold G. Hamm, William B. Berry, Tim Taylor, John T. McNabb II, Lon McCain, Mark E. Monroe, and Shelly Lambertz (collectively, the “Company Parties”), for their alleged violations of Sections 14(e), 14(d), and 20(a) of the Securities Exchange Act of 1934, in connection with the proposed take-private transaction. Stein seeks, among other things: (i) an injunction against the consummation of the proposed transaction unless and until the disclosure of purported material information allegedly omitted from the Solicitation Statement; (ii) rescission of the Merger Agreement and monetary damages related thereto; (iii) an accounting of damages related to the Company Parties’ alleged wrongdoing; and (iv) the costs and disbursements of bringing the lawsuit, including reasonable attorneys’ and expert fees and expenses. The Company Parties intend to vigorously defend the lawsuit.
Environmental risk – Due to the nature of the crude oil and natural gas business, the Company is exposed to possible environmental risks. The Company is not aware of any material environmental issues or claims.

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Note 10. Stock-Based Compensation
The Company has granted restricted stock to employees and directors pursuant to the Continental Resources, Inc. 2013 Long-Term Incentive Plan as amended ("2013 Plan") and 2022 Long-Term Incentive Plan ("2022 Plan"). The Company’s associated compensation expense, which is included in the caption “General and administrative expenses” in the unaudited condensed consolidated statements of operations, was $16.7 million and $14.3 million for the three months ended September 30, 2022 and 2021, respectively, and $60.8 million and $44.9 million for the nine months ended September 30, 2022 and 2021, respectively.
In May 2022, the Company adopted the 2022 Plan and reserved a maximum of 15,818,785 shares of common stock that may be issued pursuant to the plan. The 2022 Plan replaced the Company's 2013 Plan as the instrument used to grant long-term incentive awards and no further awards will be granted under the 2013 Plan. However, restricted stock awards granted under the 2013 Plan prior to the adoption of the 2022 Plan will remain outstanding in accordance with their terms. Subject to limited exceptions, the 2022 Plan allows previously issued shares to be reissued if such shares are subsequently forfeited or withheld to satisfy tax withholdings. As of September 30, 2022, the Company had 15,657,882 shares of common stock available for long-term incentive awards to employees and directors under the 2022 Plan.
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
A summary of changes in non-vested restricted shares outstanding for the nine months ended September 30, 2022 is presented below.

	Number of non-vested shares	Weighted average grant-date fair value
Non-vested restricted shares outstanding at December 31, 2021	5,894,508	$28.38
Granted	1,539,017	56.11
Vested	(1,678,380)	36.67
Forfeited	(366,207)	27.49
Non-vested restricted shares outstanding at September 30, 2022	5,388,938	$33.77
The grant date fair value of restricted stock represents the closing market price of the Company’s common stock on the date of grant. Compensation expense for a restricted stock grant is determined at the grant date fair value and is recognized over the vesting period as services are rendered by employees and directors. The Company estimates the number of forfeitures expected to occur in determining the amount of stock-based compensation expense to recognize. There are no post-vesting restrictions related to the Company’s restricted stock. The fair value at the vesting date of restricted stock that vested during the nine months ended September 30, 2022 was approximately $94 million. As of September 30, 2022, there was approximately $95 million of unrecognized compensation expense related to non-vested restricted stock. This expense is expected to be recognized over a weighted average period of 1.3 years.

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
2022
During the three months ended March 31, 2022 the Company repurchased and retired approximately 1.84 million shares of its common stock at an aggregate cost of $99.9 million. No additional share repurchases have been made subsequent to March 31, 2022. The Company has repurchased and retired a cumulative total of approximately 18.81 million shares at an aggregate cost of $540.9 million since the inception of its share repurchase program in June 2019.
2021
During the three and nine months ended September 30, 2021, the Company repurchased and retired approximately 1.9 million shares of its common stock at an aggregate cost of $65.3 million.
Dividend Payments
2022
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
On July 27, 2022, the Company declared a quarterly cash dividend of $0.28 per share on its outstanding common stock, which amounted to $100.1 million and was paid on August 22, 2022 to shareholders of record as of August 8, 2022.
2021
On April 27, 2021, the Company declared a quarterly cash dividend of $0.11 per share on its outstanding common stock, which amounted to $40.0 million and was paid on May 24, 2021 to shareholders of record as of May 10, 2021.
On July 30, 2021, the Company declared a quarterly cash dividend of $0.15 per share on its outstanding common stock, which amounted to $54.1 million and was paid on August 20, 2021 to shareholders of record as of August 10, 2021.
Note 12. Income Taxes
The Company's provision for income taxes and resulting effective tax rates were as follows for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
In thousands, except tax rates	2022	2021	2022	2021
Current tax provision	$139,831	$—	$478,656	$—
Deferred tax provision	183,559	115,641	425,089	291,116
Provision for income taxes	323,390	115,641	903,745	291,116
Effective tax rate	24.1%	23.8%	24.2%	24.0%
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

Continental Resources, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended September 30,		Nine months ended September 30,
In thousands, except tax rates	2022	2021	2022	2021
Income before income taxes	$1,343,888	$486,162	$3,741,441	$1,211,386
U.S. federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Expected income tax provision based on U.S. federal statutory tax rate	282,216	102,094	785,703	254,391
Items impacting the effective tax rate:
State and local income taxes, net of federal benefit	47,097	17,109	131,200	43,559
Equity compensation	(282)	(11)	(4,659)	6,126
Other, net	(5,641)	(2,086)	(8,499)	(7,006)
Change in valuation allowance	—	(1,465)	—	(5,954)
Provision for income taxes	$323,390	$115,641	$903,745	$291,116
Effective tax rate	24.1%	23.8%	24.2%	24.0%
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
During the nine months ended September 30, 2022, the Company contributed approximately $151 million toward its $250 million commitment to Summit, which is included in the caption “Investment in unconsolidated affiliates” in the unaudited condensed consolidated balance sheet. Upon completion of Summit's ongoing equity raises, the Company expects to hold approximately 22% ownership interest in the equity of Summit Carbon Holdings, the parent company of Summit Carbon Solutions. The Company accounts for its investment in Summit under the equity method of accounting. The Company’s share of earnings/losses from its investment was immaterial for the three and nine months ended September 30, 2022.

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
The following discussion and analysis includes forward-looking statements and should be read in conjunction with the risk factors described in Part II, Item 1A. Risk Factors included in this report and in our Form 10-Q for the quarter ended June 30, 2022 and our Form 10-K for the year ended December 31, 2021, along with Cautionary Statement for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 at the beginning of this report, for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.
Overview
We are an independent crude oil and natural gas company engaged in the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. Additionally, we pursue the acquisition and management of perpetually owned minerals located in certain of our key operating areas. We derive the majority of our operating income and cash flows from the sale of crude oil, natural gas, and natural gas liquids and expect this to continue in the future. Our common stock currently trades on the New York Stock Exchange under the symbol “CLR” and our corporate internet website is www.clr.com.
Recent developments
On October 16, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omega Acquisition, Inc. (“Merger Sub”), an entity owned by the Company’s founder, Harold G. Hamm. Pursuant to the Merger Agreement, on October 24, 2022, Merger Sub commenced a tender offer to purchase any and all of the outstanding shares of the Company’s common stock, other than: (i) shares of common stock owned by the Hamm Family and (ii) shares of common stock underlying unvested equity awards issued pursuant to the Company’s long-term incentive plans for $74.28 per share in cash. There are approximately 58 million shares of Continental's common stock that are subject to the tender offer. Subject to the satisfaction of customary closing conditions, the transaction is expected to close prior to December 31, 2022. See Notes to Unaudited Condensed Consolidated Financial Statements–Note 1. Organization and Nature of Business—Recent Developments and Liquidity and Capital Resources—Recent Developments below for additional information.
Third Quarter 2022 Highlights
Financial and operating highlights for the third quarter of 2022 are summarized below.
•Generated $2.22 billion in operating cash flows in the 2022 third quarter, bringing year to date operating cash flows to $5.46 billion.
•Exited the third quarter with approximately $4.0 billion of liquidity, representing $1.81 billion of cash and $2.25 billion of borrowing capacity on our undrawn credit facility.
•Production averaged 414,441 Boe per day for the 2022 third quarter, a 4% sequential increase from the 2022 second quarter and 25% higher than the 2021 third quarter.

Financial and Operating Metrics

Commodity prices have increased significantly in 2022 compared to 2021 levels resulting from the ongoing rebalancing of crude oil and natural gas supply and demand fundamentals coupled with the disruption of global hydrocarbon markets prompted by the outbreak of military conflict between Russia and Ukraine. The increase in commodity prices contributed to improved operating results and cash flows for the three and nine month periods ended September 30, 2022 compared to the comparable 2021 periods. Additionally, our property acquisitions in the Permian Basin and Powder River Basin over the past year contributed to increased production, revenues, and cash flows in 2022 compared to the 2021 periods. Commodity prices remain volatile and unpredictable and our operating results for the three and nine month periods ended September 30, 2022 may not be indicative of future results. Given the uncertainty surrounding the Russia/Ukraine conflict and ongoing volatility in commodity prices, we are unable to predict the extent to which the conflict or other factors will have on the Company’s future performance.

The following table contains financial and operating metrics for the periods presented. Average net sales prices exclude any effect of derivative transactions. Per-unit expenses have been calculated using sales volumes.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Average daily production:
Crude oil (Bbl per day)	200,464	157,153	197,869	158,609
Natural gas (Mcf per day) (1)	1,283,865	1,045,521	1,190,516	1,004,954
Crude oil equivalents (Boe per day)	414,441	331,407	396,288	326,102
Average net sales prices (2):
Crude oil ($/Bbl)	$89.46	$66.48	$95.51	$60.79
Natural gas ($/Mcf) (1)(3)	$8.56	$4.62	$7.63	$4.38
Crude oil equivalents ($/Boe)	$69.91	$46.07	$70.59	$43.04
Crude oil net sales price discount to NYMEX ($/Bbl)	$(2.16)	$(4.09)	$(2.63)	$(4.13)
Natural gas net sales price premium to NYMEX ($/Mcf) (1)(3)	$0.37	$0.62	$0.74	$1.17
Production expenses ($/Boe)	$4.34	$3.39	$4.22	$3.29
Production and ad valorem taxes (% of net crude oil and natural gas sales)	7.5%	7.3%	7.4%	7.3%
Depreciation, depletion, amortization and accretion ($/Boe)	$12.79	$15.29	$12.91	$16.26
Total general and administrative expenses ($/Boe)	$1.79	$1.92	$1.91	$1.87
 (1)     Natural gas production volumes, sales volumes, and net sales prices presented throughout management's discussion and analysis reflect the combined value for natural gas and natural gas liquids.
(2)    See the subsequent section titled Non-GAAP Financial Measures for a discussion and calculation of net sales prices, which are non-GAAP measures.
(3)     Amounts for the 2022 periods include the recognition of $95 million of natural gas revenues in the 2022 third quarter in conjunction with the resolution of a legal matter, which increased our natural gas net sales prices by $0.80 per Mcf and $0.29 per Mcf for the third quarter and year to date periods of 2022, respectively.
Three months ended September 30, 2022 compared to the three months ended September 30, 2021
Results of Operations
The following table presents selected financial and operating information for the periods presented.

	Three months ended September 30,
In thousands	2022	2021
Crude oil, natural gas, and natural gas liquids sales	$2,767,262	$1,456,181
Loss on derivative instruments, net	(337,778)	(127,110)
Crude oil and natural gas service operations	17,747	12,341
Total revenues	2,447,231	1,341,412
Operating costs and expenses	(1,037,116)	(795,701)
Other expenses, net	(66,227)	(59,549)
Income before income taxes	1,343,888	486,162
Provision for income taxes	(323,390)	(115,641)
Income before equity in net loss of affiliate	1,020,498	370,521
Equity in net loss of affiliate	(660)	—
Net income	1,019,838	370,521
Net income attributable to noncontrolling interests	6,731	1,193
Net income attributable to Continental Resources	$1,013,107	$369,328
Production volumes:
Crude oil (MBbl)	18,443	14,458
Natural gas (MMcf)	118,116	96,188
Crude oil equivalents (MBoe)	38,129	30,489
Sales volumes:
Crude oil (MBbl)	18,674	14,404
Natural gas (MMcf)	118,116	96,188
Crude oil equivalents (MBoe)	38,360	30,435
Production
The following table summarizes the changes in our average daily Boe production by major operating area for the third quarter period.

Boe production per day	3Q 2022	3Q 2021	% Change
Bakken	175,383	167,604	5%
Anadarko Basin	162,829	152,522	7%
Powder River Basin	31,234	4,937	533%
Permian Basin	38,948	—	—%
All other	6,047	6,344	(5%)
Total	414,441	331,407	25%
The following table summarizes the changes in our production by product for the third quarter period.

	Three months ended September 30,				Volume increase	Volume percent increase
	2022		2021
	Volume	Percent	Volume	Percent
Crude oil (MBbl)	18,443	48%	14,458	47%	3,985	28%
Natural gas (MMcf)	118,116	52%	96,188	53%	21,928	23%
Total (MBoe)	38,129	100%	30,489	100%	7,640	25%
The 28% increase in crude oil production in the 2022 third quarter was primarily driven by our property acquisitions in the Permian Basin and Powder River Basin over the past year, which contributed to an increase in our 2022 third quarter production by 2,721 MBbls and 1,481 MBbls, respectively, compared to the 2021 third quarter. These increases were partially offset by a 475 MBbls, or 15%, decrease in crude oil production in the Anadarko Basin due to a change in allocation of capital from oil-weighted projects to gas-weighted projects in the play over the past year and the timing of well completions.

The 23% increase in natural gas production in the 2022 third quarter was due in part to the previously described property acquisitions over the past year. Properties acquired in the Permian Basin and new well completions increased our 2022 third quarter production by 5,175 MMcf while properties acquired in the Powder River Basin and new well completions increased our production by 5,629 MMcf compared to the 2021 third quarter. Additionally, natural gas production in the Anadarko Basin increased 8,538 MMcf, or 13%, and Bakken natural gas production increased 2,566 MMcf, or 8%, over the 2021 third quarter due to new well completions over the past year.
Revenues
Net crude oil, natural gas, and natural gas liquids sales and related net sales prices presented below are non-GAAP measures. See the subsequent section titled Non-GAAP Financial Measures for a discussion and calculation of these measures.
Net crude oil, natural gas, and natural gas liquids sales. Net sales totaled $2.68 billion for the third quarter of 2022, a 91% increase compared to net sales of $1.40 billion for the 2021 third quarter due to significant increases in net sales prices and sales volumes as discussed below.
Total sales volumes for the third quarter of 2022 increased 7,925 MBoe, or 26%, compared to the 2021 third quarter primarily due to new wells added from our property acquisitions over the past year. For the third quarter of 2022, our crude oil sales volumes increased 30% and our natural gas sales volumes increased 23% compared to the 2021 third quarter.
Our crude oil net sales prices averaged $89.46 per barrel in the 2022 third quarter compared to $66.48 per barrel for the 2021 third quarter due to the previously described increase in market prices along with improved price differentials. The differential between NYMEX West Texas Intermediate calendar month prices and our realized crude oil net sales prices improved to an average of $2.16 per barrel for the 2022 third quarter compared to $4.09 per barrel for the 2021 third quarter, reflecting strong price realizations across our assets.
Our natural gas net sales prices averaged $8.56 per Mcf for the 2022 third quarter compared to $4.62 per Mcf for the 2021 third quarter primarily due to the previously described increase in market prices. The difference between our net sales prices and NYMEX Henry Hub calendar month natural gas prices was a premium of $0.37 per Mcf for the 2022 third quarter compared to a premium of $0.62 per Mcf for the 2021 third quarter. The decrease in premium was driven by price volatility, wider basis differentials between prices received in our sales markets and NYMEX settlement prices, and significant improvement in Henry Hub prices as compared to increases in NGL prices, causing the uplift in price realizations for our full gas stream relative to benchmark prices to be less significant in the current period.
Derivatives. Elevated commodity prices during the third quarter of 2022 had a significant unfavorable impact on the fair value of our derivatives, which resulted in negative revenue adjustments totaling $337.8 million for the period, representing $226.1 million of cash losses and $111.7 million of unsettled non-cash losses, compared to negative revenue adjustments totaling $127.1 million in the third quarter of 2021.
Operating Costs and Expenses
Production Expenses. Production expenses increased $63.1 million, or 61%, to $166.3 million for the third quarter of 2022 compared to $103.2 million for the third quarter of 2021 due to an increase in the number of producing wells from drilling activities and property acquisitions, cost inflation for services and materials, and higher workover-related activities aimed at enhancing production from producing properties prompted by the favorable commodity price environment. Production expenses on a per-Boe basis averaged $4.34 per Boe for the 2022 third quarter compared to $3.39 per Boe for the 2021 third quarter, the increase of which reflects higher workover-related activities, cost inflation, and the addition of oil-weighted production acquired in the Permian and Powder River basins over the past year which typically have higher per-unit operating costs compared to gas-weighted properties in the Anadarko Basin.
Production and Ad Valorem Taxes. Production and ad valorem taxes increased $98.2 million, or 96%, to $200.6 million for the third quarter of 2022 compared to $102.4 million for the third quarter of 2021 due to the previously described increase in sales. Our production taxes as a percentage of net sales averaged 7.5% for the third quarter of 2022, consistent with 7.3% for the third quarter of 2021.
Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $25.1 million, or 5%, to $490.5 million for the third quarter of 2022 compared to $465.4 million for the third quarter of 2021 primarily due to the previously described 26% increase in total sales volumes largely offset by a decrease in our DD&A rate per Boe as further discussed below. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Three months ended September 30,
$/Boe	2022	2021
Crude oil and natural gas	$12.51	$14.98
Other equipment	0.20	0.22
Asset retirement obligation accretion	0.08	0.09
Depreciation, depletion, amortization and accretion	$12.79	$15.29
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
Our proved reserves have been revised upward over the past year prompted by significant increases in first-day-of-the-month commodity prices and other factors, which, when coupled with improvements in capital efficiency and strong well productivity, resulted in a decrease in our DD&A rate for crude oil and natural gas properties in the third quarter of 2022 compared to the third quarter of 2021 and helped offset the additional DD&A recognized in 2022 from increased sales volumes.
Property Impairments. Total property impairments increased $4.8 million to $12.8 million for the third quarter of 2022 compared to $7.9 million for the third quarter of 2021, reflecting an increase in the amortization of undeveloped leasehold costs driven by an increase in our balance of unproved properties resulting from property acquisitions over the past year. There were no proved property impairments recognized in the third quarter periods of 2022 and 2021.
General and Administrative Expenses. Total G&A expenses increased $10.3 million, or 18%, to $68.7 million for the third quarter of 2022 compared to $58.4 million for the third quarter of 2021. Total G&A expenses include non-cash charges for equity compensation of $16.7 million and $14.3 million for the third quarters of 2022 and 2021, respectively.
G&A expenses other than equity compensation totaled $52.0 million for the 2022 third quarter, an increase of $7.9 million compared to $44.1 million for the 2021 third quarter primarily due to the growth of our operations and increases in payroll costs and employee benefits, partially offset by higher overhead recoveries from joint interest owners driven by increased drilling, completion, and production activities compared to the 2021 third quarter. Additionally, G&A expenses for the 2022 third quarter include $7.0 million ($0.18 per Boe) of expenses consisting primarily of fees and expenses of the legal and financial advisors engaged by the Special Committee of our Board of Directors that was established to, among other things, review and evaluate the terms and conditions of, and to determine the advisability of, the Hamm Family's take-private transaction. We expect to incur additional transaction-related fees, some of which are contingent and payable if and when the take-private transaction is consummated, which is currently expected to occur by December 31, 2022.
The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Three months ended September 30,
$/Boe	2022	2021
General and administrative expenses	$1.36	$1.45
Non-cash equity compensation	0.43	0.47
Total general and administrative expenses	$1.79	$1.92
As discussed in Notes to Unaudited Condensed Consolidated Financial Statements–Note 1. Organization and Nature of Business—Recent Developments, as of the effective time of the Merger, each unvested restricted stock award issued under the Company’s long-term incentive plans that is outstanding immediately prior to the effective time will be canceled and replaced with a restricted stock unit award issued by the Company that provides the holder of such canceled award with the right to receive, on the date that such restricted stock award otherwise would have been settled, and at the Company’s sole discretion, either a share of the Company, a cash award designed to provide substantially equivalent value, or any combination of the two. Upon such event, the Company plans to remeasure the cumulative compensation expense recognized on the modified awards pursuant to U.S. GAAP, which we estimate is expected to result in the recognition of additional non-cash equity compensation expense totaling approximately $160 million, reflecting the increase in the value of the awards from the original grant date to the subsequent modification date.

Interest Expense. Interest expense increased $10.8 million, or 18%, to $70.7 million for the third quarter of 2022 compared to $59.9 million for the third quarter of 2021 due to an increase in our weighted average outstanding debt balance from $4.8 billion for the third quarter of 2021 to $6.3 billion for the third quarter of 2022. This increase was driven by debt incurred in the fourth quarter of 2021 to fund a portion of our December 2021 acquisition of properties in the Permian Basin.
Income Taxes. For the third quarters of 2022 and 2021 we provided for income taxes at a combined federal and state tax rate of 24.5% of our pre-tax income. We recorded an income tax provision of $323.4 million for the 2022 third quarter and an income tax provision of $115.6 million for the 2021 third quarter, which resulted in effective tax rates of 24.1% and 23.8%, respectively, after taking into account statutory tax rates, permanent taxable differences, tax effects from equity compensation, changes in valuation allowances, and other items. See Notes to Unaudited Condensed Consolidated Financial Statements–Note 12. Income Taxes for a summary of the sources and tax effects of items comprising our effective tax rates.
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Results of Operations
The following table presents selected financial and operating information for the periods presented.

	Nine months ended September 30,
In thousands	2022	2021
Crude oil, natural gas, and natural gas liquids sales	$7,870,696	$3,986,628
Loss on derivative instruments, net	(1,009,460)	(232,795)
Crude oil and natural gas service operations	52,707	38,519
Total revenues	6,913,943	3,792,352
Operating costs and expenses	(2,961,094)	(2,395,775)
Other expenses, net	(211,408)	(185,191)
Income before income taxes	3,741,441	1,211,386
Provision for income taxes	(903,745)	(291,116)
Income before equity in net loss of affiliate	2,837,696	920,270
Equity in net loss of affiliate	(736)	—
Net income	2,836,960	920,270
Net income attributable to noncontrolling interests	17,349	1,975
Net income attributable to Continental Resources	$2,819,611	$918,295
Production volumes:
Crude oil (MBbl)	54,018	43,300
Natural gas (MMcf)	325,011	274,352
Crude oil equivalents (MBoe)	108,187	89,026
Sales volumes:
Crude oil (MBbl)	53,979	43,257
Natural gas (MMcf)	325,011	274,352
Crude oil equivalents (MBoe)	108,147	88,982

Production
The following table summarizes the changes in our average daily Boe production by major operating area for the year to date period.

Boe production per day	YTD 9/30/2022	YTD 9/30/2021	% Change
Bakken	169,889	167,632	1%
Anadarko Basin	155,861	147,626	6%
Powder River Basin	23,438	4,477	424%
Permian Basin	40,903	—	—
All other	6,197	6,367	(3%)
Total	396,288	326,102	22%

The following table summarizes the changes in our production by product for the year to date period.

	Nine months ended September 30,				Volume increase	Volume percent increase
	2022		2021
	Volume	Percent	Volume	Percent
Crude oil (MBbl)	54,018	50%	43,300	49%	10,718	25%
Natural gas (MMcf)	325,011	50%	274,352	51%	50,659	18%
Total (MBoe)	108,187	100%	89,026	100%	19,161	22%
The 25% increase in crude oil production for year to date 2022 compared to year to date 2021 was primarily driven by our property acquisitions in the Permian Basin and Powder River Basin over the past year, which contributed to an increase in our year to date 2022 production by 8,594 MBbls and 3,253 MBbls, respectively, compared to year to date 2021. These increases were partially offset by a 1,105 MBbls, or 11%, decrease in Anadarko Basin crude oil production due to a change in allocation of capital from oil-weighted projects to gas-weighted projects in the play over the past year and the timing of well completions.
The 18% increase in natural gas production for year to date 2022 compared to year to date 2021 was due in part to the previously described property acquisitions over the past year. Properties acquired in the Permian Basin and new well completions increased our year to date 2022 production by 15,433 MMcf while properties acquired in the Powder River Basin and new well completions increased our production by 11,541 MMcf compared to year to date 2021. Additionally, natural gas production in the Anadarko Basin increased 20,116 MMcf, or 11%, compared to year to date 2021 due to new well completions over the past year.
Revenues
Net crude oil, natural gas, and natural gas liquids sales and related net sales prices presented below are non-GAAP measures. See the subsequent section titled Non-GAAP Financial Measures for a discussion and calculation of these measures.
Net crude oil, natural gas, and natural gas liquids sales. Net sales for year to date 2022 totaled $7.63 billion, an increase of 99% compared to net sales of $3.83 billion for the comparable 2021 period due to significant increases in net sales prices and sales volumes as discussed below.
Total sales volumes for year to date 2022 increased 19,165 MBoe, or 22%, compared to year to date 2021 primarily due to new wells added from our property acquisitions over the past year. For year to date 2022, our crude oil sales volumes increased 25% and our natural gas sales volumes increased 18% compared to year to date 2021.
Our crude oil net sales prices averaged $95.51 per barrel for year to date 2022 compared to $60.79 per barrel for year to date 2021 due to the previously described increase in market prices along with improved price differentials. The differential between NYMEX WTI calendar month prices and our realized crude oil net sales prices improved to an average of $2.63 per barrel for year to date 2022 compared to $4.13 per barrel for year to date 2021, reflecting strong price realizations across our assets.
Our natural gas net sales prices averaged $7.63 per Mcf for year to date 2022 compared to $4.38 per Mcf for year to date 2021 due to the previously described increase in market prices. The difference between our net sales prices and NYMEX Henry Hub calendar month natural gas prices was a premium of $0.74 per Mcf for year to date 2022 compared to a premium of $1.17 per Mcf for year to date 2021. The decrease in premium was driven by price volatility, wider basis differentials between prices received in our sales markets and NYMEX settlement prices, and significant improvement in Henry Hub prices as compared to increases in NGL prices, causing the uplift in price realizations for our full gas stream relative to benchmark prices to be less significant in the current period.
Derivatives. The significant improvement in commodity prices during the nine months ended September 30, 2022 had a significant unfavorable impact on the fair value of our derivatives, which resulted in negative revenue adjustments totaling $1.01 billion for the period, representing $403.6 million of cash losses and $605.8 million of unsettled non-cash losses, compared to negative revenue adjustments totaling $232.8 million in the comparable 2021 period.
Crude oil and natural gas service operations. Our crude oil and natural gas service operations consist primarily of revenues associated with water gathering, recycling, and disposal activities, which are impacted by our production volumes and the timing and extent of our drilling and completion projects. Revenues associated with such activities increased $14.2 million, or 37%, from $38.5 million for year to date 2021 to $52.7 million for year to date 2022 primarily due to increased water handling resulting from increased drilling, completion, and production activities compared to the 2021 period, which also contributed to an increase in service-related operating expenses in the current period.
Operating Costs and Expenses
Production Expenses. Production expenses increased $164.0 million, or 56%, to $456.8 million for year to date 2022 compared to $292.8 million for year to date 2021 due to an increase in the number of producing wells from drilling activities and property acquisitions, cost inflation for services and materials, and higher workover-related activities aimed at enhancing production from producing properties prompted by the favorable commodity price environment. Production expenses on a per-Boe basis averaged $4.22 per Boe for year to date 2022 compared to $3.29 per Boe for year to date 2021, the increase of which reflects higher workover-related activities, cost inflation, and the addition of oil-weighted production acquired in the Permian and Powder River basins over the past year which typically have higher per-unit operating costs compared to gas-weighted properties in the Anadarko Basin.
Production and Ad Valorem Taxes. Production and ad valorem taxes increased $282.5 million, or 101%, to $563.2 million for year to date 2022 compared to $280.7 million for year to date 2021 due to the previously described increase in sales. Our production taxes as a percentage of net sales averaged 7.4% for year to date 2022, consistent with 7.3% for year to date 2021.
Exploration expenses. Exploration expenses, which consist primarily of exploratory geological and geophysical costs and dry hole costs that are expensed as incurred, increased $11.0 million to $20.5 million for year to date 2022 compared to $9.5 million for year to date 2021. The year to date 2022 period includes $12.1 million of dry hole costs associated with an unsuccessful exploratory well with no comparable dry hole costs incurred in the year to date 2021 period.
Depreciation, Depletion, Amortization and Accretion. Total DD&A decreased $50.6 million, or 3%, to $1.40 billion for year to date 2022 compared to $1.45 billion for the comparable 2021 period due to the previously described decrease in our DD&A rate per Boe in 2022 largely offset by the 22% increase in our total sales volumes. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Nine months ended September 30,
$/Boe	2022	2021
Crude oil and natural gas	$12.62	$15.95
Other equipment	0.20	0.22
Asset retirement obligation accretion	0.09	0.09
Depreciation, depletion, amortization and accretion	$12.91	$16.26
Property Impairments. Total property impairments increased $21.9 million to $52.9 million for the year to date period of 2022 compared to $31.0 million for year to date 2021 due in part to an $11.8 million proved property impairment recognized in the 2022 first quarter on a property in an emerging play with no proved property impairments being recognized in the prior year period. Additionally, impairments of unproved properties increased $10.1 million for year to date 2022 compared to year to date 2021, reflecting an increase in the amortization of undeveloped leasehold costs driven by an increase in our balance of unproved properties resulting from property acquisitions over the past year.
General and Administrative Expenses. Total G&A expenses increased $39.3 million, or 24%, to $206.1 million for year to date 2022 compared to $166.8 million for year to date 2021. Total G&A expenses include non-cash charges for equity compensation of $60.8 million and $44.9 million for the year to date periods of 2022 and 2021, respectively. This increase was primarily driven by approximately $10 million of incremental expenses recognized on restricted stock awards whose vesting terms were modified and accelerated in the 2022 first quarter upon the retirement of certain management personnel from the Company.

G&A expenses other than equity compensation totaled $145.3 million for year to date 2022, an increase of $23.4 million compared to $121.9 million for the comparable 2021 period primarily due to the growth of our operations and increases in payroll costs and employee benefits, partially offset by higher overhead recoveries from joint interest owners driven by increased drilling, completion, and production activities compared to the prior period. Additionally, G&A expenses for year to date 2022 include $7.0 million ($0.06 per Boe) of previously described fees and expenses related to the Hamm Family's take-private transaction.
The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Nine months ended September 30,
$/Boe	2022	2021
General and administrative expenses	$1.35	$1.37
Non-cash equity compensation	0.56	0.50
Total general and administrative expenses	$1.91	$1.87
Interest Expense. Interest expense increased $29.7 million, or 16%, to $215.5 million for year to date 2022 compared to $185.8 million for the comparable 2021 period due to an increase in our weighted average outstanding debt balance from $5.1 billion for year to date 2021 to $6.6 billion for year to date 2022. This increase was driven by debt incurred in the fourth quarter of 2021 to fund a portion of our December 2021 acquisition of properties in the Permian Basin.
Income Taxes. For the nine months ended September 30, 2022 and 2021 we provided for income taxes at a combined federal and state tax rate of 24.5% of our pre-tax income. We recorded an income tax provision of $903.7 million for the year to date period of 2022 and an income tax provision of $291.1 million for year to date 2021, which resulted in effective tax rates of 24.2% and 24.0%, respectively, after taking into account statutory tax rates, permanent taxable differences, tax effects from equity compensation, changes in valuation allowances, and other items. See Notes to Unaudited Condensed Consolidated Financial Statements–Note 12. Income Taxes for a summary of the sources and tax effects of items comprising our effective tax rates.
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
At October 31, 2022, we had no outstanding borrowings and $2.25 billion of borrowing availability under our credit facility. Our credit facility, which is unsecured and has no borrowing base subject to redetermination, does not mature until October 2026.
Recent Developments
As previously described, on October 24, 2022 the Hamm Family commenced a tender offer to acquire for cash all of the outstanding shares of common stock of Continental, other than: (i) shares owned by the Hamm Family and (ii) shares underlying unvested equity awards issued pursuant to Continental’s long-term incentive plans, for a purchase price of $74.28 per share. The tender offer is scheduled to expire one minute after 11:59 p.m., New York City time, on November 21, 2022.
There are approximately 58 million shares of Continental's common stock subject to the tender offer that are not held by the Hamm Family. The purchase of outstanding shares not held by the Hamm Family is expected to be funded by Continental through a combination of funding sources, including the use of cash on hand, utilization of credit facility borrowing capacity, and an anticipated term loan facility to be entered into in connection with the closing of the transaction.
Based on our planned capital spending, our forecasted cash flows, and projected levels of indebtedness, including the additional debt to be incurred by the Company to fund the take-private transaction described above, we expect to maintain compliance with the covenants under our credit facility and senior note indentures. Further, based on current market indications, we expect to meet our contractual cash commitments to third parties as of September 30, 2022, including those subsequently described under the heading Future Capital Requirements, recognizing we may be required to meet such commitments even if our business plan assumptions were to change. We monitor our capital spending closely based on actual and projected cash flows and have the ability to reduce spending or dispose of assets if needed to preserve liquidity and financial flexibility to fund our operations.

Cash Flows
Cash flows from operating activities
Net cash provided by operating activities increased $2.74 billion, or 100%, to $5.46 billion for year to date 2022 compared to $2.73 billion for year to date 2021 driven by a $3.88 billion increase in crude oil, natural gas, and NGL revenues due to the previously described increases in commodity prices and sales volumes in the current period. This increase was partially offset by a $316 million increase in realized cash losses on matured commodity derivatives, a $440 million increase in cash payments for U.S. federal income taxes, a $283 million increase in production and ad valorem taxes associated with higher revenues, and increases in certain other cash operating expenses primarily due to an increase in sales volumes and growth of our Company over the past year. Increased cash operating expenses included a $164 million increase in production expenses and an $80 million increase in transportation, gathering, processing, and compression expenses.
Cash flows from investing activities
Net cash used in investing activities increased $1.57 billion to $2.70 billion for year to date 2022 compared to $1.12 billion for year to date 2021, reflecting our planned increase in budgeted spending and an increase in the magnitude of year to date property acquisitions. Non-acquisition capital expenditures attributable to us for full year 2022 are budgeted to be between $2.6 billion and $2.7 billion compared to $1.54 billion of non-acquisition capital spending for full year 2021. Our investing cash flows for year to date 2022 include $403 million paid to acquire properties in the Powder River Basin and $197 million paid to acquire properties in the Permian Basin as discussed in Note 3. Property Acquisitions as well as $151 million paid for the new strategic investment in an affiliate of Summit Carbon Solutions described in Note 13. Equity Investment in Notes to Unaudited Condensed Consolidated Financial Statements.
Cash flows from financing activities
Net cash used in financing activities for year to date 2022 totaled $974 million, primarily consisting of $500 million of net repayments on our credit facility, $284 million of cash dividends paid on common stock, $100 million of cash used to repurchase shares of our common stock, and $32 million of cash used to repurchase senior notes.
Net cash used in financing activities for year to date 2021 totaled $959 million, primarily consisting of $631 million of cash used to redeem senior notes, $160 million of net repayments on our credit facility, $94 million of cash dividends paid on common stock, and $65 million of cash used to repurchase shares of our common stock.
Future Sources of Financing
Although we cannot provide any assurance, we believe funds from operating cash flows, our cash balance, and availability under our credit facility and anticipated future term loan facility should be sufficient to meet our normal operating needs, our obligations under the Hamm Family's take-private transaction, debt service obligations, budgeted capital expenditures, and cash payments for income taxes for at least the next 12 months and to meet our contractual cash commitments to third parties beyond 12 months.
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
We may choose to access banking or capital markets for additional financing or capital to fund our operations or to finance business opportunities or developments that may arise. For instance, as previously described we plan to execute a new term loan facility to fund a portion of the Hamm Family's take-private transaction. Further, we may sell assets or enter into strategic joint development opportunities in order to obtain funding if such transactions can be executed on satisfactory terms. However, no assurance can be given that such transactions will occur.
Credit facility
We have an unsecured credit facility, maturing in October 2026, with aggregate lender commitments totaling $2.255 billion. The commitments are from a syndicate of 13 banks and financial institutions. We believe each member of the current syndicate has the capability to fund its commitment. As of October 31, 2022, we had no outstanding borrowings on our credit facility. As previously described, we plan to utilize credit facility borrowing capacity to fund a portion of the Hamm Family’s take-private transaction.

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
We were in compliance with our credit facility covenants at September 30, 2022 and expect to maintain such compliance. At September 30, 2022, our consolidated net debt to total capitalization ratio was 0.28. We do not believe the credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing if needed to support our business. Additionally, our credit facility covenants are not expected to limit our ability to incur debt needed to finance the Hamm Family's take-private transaction.
Future Capital Requirements
Our material future cash requirements are summarized below. Based on current market indications, we expect to meet our contractual cash commitments to third parties as of September 30, 2022, recognizing we may be required to meet such commitments even if our business plan assumptions were to change.
Senior notes
Our debt includes outstanding senior note obligations totaling $6.3 billion at September 30, 2022, exclusive of interest payment obligations thereon. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. The earliest scheduled senior note maturity is our $636 million of 2023 Notes due in April 2023, which is reflected as a current liability in the caption “Current portion of long-term debt” in the condensed consolidated balance sheets as of September 30, 2022. We expect to be able to generate or obtain sufficient funds necessary to fully redeem our 2023 Notes by the maturity date. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 8. Debt in Notes to Unaudited Condensed Consolidated Financial Statements.
We were in compliance with our senior note covenants at September 30, 2022 and expect to maintain such compliance. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing if needed to support our business. Additionally, our senior note covenants are not expected to limit our ability to incur debt needed to finance the Hamm Family's take-private transaction.
Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt do not trigger additional senior note covenants.
Transportation, gathering, and processing commitments
We have entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities that require us to pay per-unit charges regardless of the amount of capacity used. Future commitments remaining as of September 30, 2022 under the arrangements amount to approximately $1.13 billion. See Note 9. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Capital expenditures
Our capital expenditures budget for 2022 is expected to be $2.6 billion to $2.7 billion. Costs of acquisitions and investments, such as those described in Note 3. Property Acquisitions and Note 13. Equity Investment in Notes to Unaudited Condensed Consolidated Financial Statements, are not budgeted, with the exception of planned levels of spending for mineral acquisitions.
For the nine months ended September 30, 2022, we invested $1.99 billion in our capital program excluding $705.4 million of unbudgeted acquisitions, excluding $7.9 million of mineral acquisitions attributable to Franco-Nevada, and including $150.7 million of capital costs associated with increased accruals for capital expenditures as compared to December 31, 2021. Our 2022 year to date capital expenditures were allocated as shown in the table below.

In millions	1Q 2022	2Q 2022	3Q 2022	YTD 2022
Exploration and development drilling	$426.2	$504.7	$686.0	$1,616.9
Land costs	24.3	31.2	30.6	86.1
Mineral acquisitions attributable to Continental	0.5	0.4	1.0	1.9
Capital facilities, workovers, water infrastructure, and other corporate assets	72.3	110.9	97.4	280.6
Seismic	0.6	1.3	0.9	2.8
Capital expenditures attributable to Continental, excluding unbudgeted acquisitions	523.9	648.5	815.9	1,988.3
Unbudgeted acquisitions	443.1	219.2	43.1	705.4
Total capital expenditures attributable to Continental	$967.0	$867.7	$859.0	$2,693.7
Mineral acquisitions attributable to Franco-Nevada	1.9	1.8	4.2	7.9
Total capital expenditures	$968.9	$869.5	$863.2	$2,701.6
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
Strategic Investment
See Note 13. Equity Investment in Notes to Unaudited Condensed Consolidated Financial Statements for discussion of future spending commitments associated with a strategic investment made by the Company with Summit Carbon Solutions beginning in the first quarter of 2022.
Cash Payments for Income Taxes
For the nine months ended September 30, 2022, we made estimated quarterly payments for 2022 U.S. federal income taxes totaling $440 million based on an estimate of federal taxable income for the year. Significant judgment is involved in estimating future taxable income as we are required to make assumptions about future commodity prices, projected production, development activities, capital spending, profitability, and general economic conditions, all of which are subject to material revision in future periods as better information becomes available. If commodity prices remain at current levels, we expect to continue generating significant taxable income through at least year-end 2023, which would result in us continuing to make estimated tax payments on a quarterly basis in 2023 that could approximate the payments made thus far in 2022. Because of the significant uncertainty inherent in numerous factors utilized in projecting taxable income, we cannot predict the amount of future income tax payments with certainty.
Senior note redemptions and repurchases
In recent periods we have redeemed or repurchased a portion of our outstanding senior notes. From time to time, we may execute additional redemptions or repurchases of our senior notes for cash in open market transactions, privately negotiated transactions, or otherwise. The timing and amount of any such redemptions or repurchases will depend on prevailing market conditions, our liquidity and prospects for future access to capital, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Our $636 million of 2023 Notes is due in April 2023. We expect to be able to generate or obtain sufficient funds necessary to fully redeem our 2023 Notes by the maturity date.
Derivative Instruments
The fair value of our derivative instruments at September 30, 2022 was a net liability of $571.5 million. See Note 6. Derivative Instruments in Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of our hedging activities, including a summary of derivative contracts in place as of September 30, 2022. The estimated fair value of our derivatives is highly sensitive to market price volatility and therefore subject to significant fluctuations from period to period. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for information on how hypothetical changes in commodity prices would impact the fair value of our derivatives as of September 30, 2022.

Dakota Access Pipeline
In response to a July 2020 U.S. District Court decision vacating the U.S. Army Corps of Engineers (“Corps”) grant of an easement to the Dakota Access Pipeline (“DAPL”) and issuance of an order requiring the Corps to conduct an environmental impact statement for the pipeline, the Corps is currently conducting the court-ordered environmental review to determine whether DAPL poses a threat to the drinking water supply of the Standing Rock Sioux Reservation. DAPL currently remains in operation. The owners of DAPL appealed the District Court decision to the U.S. Supreme Court in September 2021, but the appeal was rejected on February 22, 2022. The Corps paused performance of the environmental impact statement in mid-2022 but has since resumed working on the statement and has announced on its website that release of a draft environmental impact statement is expected to occur in the spring of 2023. Once the review is completed, the Corps will determine whether DAPL is safe to operate or must be shut down. We are unable to determine the outcome or the impact of this matter on DAPL in the future.
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
Inflation Reduction Act
In August 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which provides various new tax provisions, incentives, and tax credits aimed at curbing inflation by lowering prescription drug costs, health care costs, and energy costs. The IRA introduces, among other things, (i) a 15% corporate alternative minimum tax on profits for corporations whose average annual adjusted financial statement income for any consecutive three-year period ending after December 31, 2021 exceeds $1 billion, (ii) a 1% excise tax on stock repurchases of more than $1 million made by publicly traded US corporations after December 31, 2022, (iii) a methane emissions charge, effective January 1, 2024, on specific types of oil and gas production facilities that report emissions in excess of applicable thresholds, and (iv) various updates to Section 45Q of the Internal Revenue Code to incentivize development of carbon sequestration projects such as our previously described investment in the project being developed by Summit Carbon Solutions, including increasing the value of Section 45Q tax credits, expanding eligibility for Section 45Q tax credits by extending project construction deadlines, and allowing taxpayers to elect for direct payment of Section 45Q tax credits.
We are in the process of evaluating the new legislation and are unable to estimate its future impact on our business at this time. Based on current expectations, we expect our average annual adjusted financial statement income over the three-year period including 2020, 2021, and 2022 will exceed the IRA's $1 billion threshold and, therefore, we expect to be subject to the 15% alternative minimum tax regime for the 2023 tax year. Because of the significant uncertainty inherent in numerous factors utilized in projecting financial statement income and taxable income, including those pertaining to future commodity prices, production, capital spending, profitability, and general economic conditions, we cannot predict what impact the minimum tax will have, if any, on our future operating results and cash flows with certainty.
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
Inflation
Certain drilling and completion costs and costs of oilfield services, equipment, and materials decreased in recent years as service providers reduced their costs in response to reduced demand arising from historically low crude oil prices. However, inflationary pressures returned in 2021 and continue to persist in 2022 in conjunction with the significant increase in commodity prices over the past year, labor shortages, and other factors. Additionally, supply chain disruptions have led to shortages of certain materials and equipment and resulting increases in material and labor costs. Our budgeted expenditures include an estimate for the impact of cost inflation and, despite inflationary pressures, we expect to continue generating significant amounts of free cash flow at current commodity price levels.
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
The following tables present a reconciliation of crude oil, natural gas, and natural gas liquids sales (GAAP) to net crude oil, natural gas, and natural gas liquids sales and related net sales prices (non-GAAP) for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30, 2022			Three months ended September 30, 2021
In thousands	Crude oil	Natural gas and NGLs	Total	Crude oil	Natural gas and NGLs	Total
Crude oil, natural gas, and NGL sales (GAAP)	$1,738,414	$1,028,848	$2,767,262	$1,002,823	$453,358	$1,456,181
Less: Transportation expenses	(67,818)	(17,832)	(85,650)	(45,241)	(8,728)	(53,969)
Net crude oil, natural gas, and NGL sales (non-GAAP)	$1,670,596	$1,011,016	$2,681,612	$957,582	$444,630	$1,402,212
Sales volumes (MBbl/MMcf/MBoe)	18,674	118,116	38,360	14,404	96,188	30,435
Net sales price (non-GAAP)	$89.46	$8.56	$69.91	$66.48	$4.62	$46.07

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
In thousands	Crude oil	Natural gas and NGLs	Total	Crude oil	Natural gas and NGLs	Total
Crude oil, natural gas, and NGL sales (GAAP)	$5,343,742	$2,526,954	$7,870,696	$2,758,859	$1,227,769	$3,986,628
Less: Transportation expenses	(188,418)	(48,433)	(236,851)	(129,218)	(27,452)	(156,670)
Net crude oil, natural gas, and NGL sales (non-GAAP)	$5,155,324	$2,478,521	$7,633,845	$2,629,641	$1,200,317	$3,829,958
Sales volumes (MBbl/MMcf/MBoe)	53,979	325,011	108,147	43,257	274,352	88,982
Net sales price (non-GAAP)	$95.51	$7.63	$70.59	$60.79	$4.38	$43.04

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
General. We are exposed to a variety of market risks including commodity price risk, credit risk, and interest rate risk. We seek to address these risks through a program of risk management which may include the use of derivative instruments.
Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of crude oil, natural gas, and natural gas liquids. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas and natural gas liquids production. Commodity prices have been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including differences between product prices at sales points and the applicable index prices. Based on our average daily production for the nine months ended September 30, 2022, and excluding the effect of derivative instruments in place, our annual revenue would increase or decrease by approximately $722 million for each $10.00 per barrel change in crude oil prices at September 30, 2022 and $435 million for each $1.00 per Mcf change in natural gas prices at September 30, 2022.
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
The fair value of our derivative instruments at September 30, 2022 was a net liability of $571.5 million, which is comprised of a $576.1 million net liability associated with our natural gas derivatives and a $4.6 million net asset associated with our crude oil derivatives. The following table shows how a hypothetical +/- 10% change in the underlying forward prices used to calculate the fair value of our derivatives would impact the fair value estimates as of September 30, 2022.

		Hypothetical Fair Value
In thousands	Change in Forward Price	Asset (Liability)
Crude Oil	-10%	$5,368
Crude Oil	+10%	$3,806
Natural Gas	-10%	($402,572)
Natural Gas	+10%	($752,420)
Changes in the fair value of our derivatives from the above price sensitivities would produce a corresponding change in our total revenues.
Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($1.5 billion in receivables at September 30, 2022), and our joint interest and other receivables ($430 million at September 30, 2022).

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
Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $17 million at September 30, 2022, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on a co-owner's interest in the well, to net production proceeds against amounts owed in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

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
We had no outstanding borrowings on our credit facility at October 31, 2022. As previously described, we plan to utilize credit facility borrowing capacity and enter into a new term loan facility to fund a portion of the Hamm Family’s take-private transaction. Such borrowings are expected to bear interest at variable rates derived from a SOFR benchmark reference rate plus a margin based on the terms of the applicable borrowing and the credit ratings assigned to our senior, unsecured, long-term indebtedness.
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
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of September 30, 2022 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2022, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. Other Information

ITEM 1.    Legal Proceedings
See Note 9. Commitments and Contingencies—Litigation in Notes to Unaudited Condensed Consolidated Financial Statements for discussion of a case filed in the Northern District of California and a case filed in Oklahoma state court, which are incorporated herein by reference.
ITEM 1A.    Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part II, Item 1A. Risk Factors in our Form 10-Q for the quarter ended June 30, 2022 and Part I, Item 1A. Risk Factors in our 2021 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q, our Form 10-Q for the quarter ended June 30, 2022, and in our 2021 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
A discussion of material changes in our risk factors from those disclosed in our Form 10-Q for the quarter ended June 30, 2022 and our 2021 Form 10-K is as follows.
Omega Acquisition, Inc.’s acquisition of the Company’s common stock (other than the Rollover Shares) may not be completed within the expected timeframe, or at all; if the transaction is completed, the Company’s leverage is expected to increase and its liquidity is expected to decrease; and the market price of our common stock could decline significantly if the transaction is not completed within the expected timeframe, or at all.

On October 17, 2022, the Company announced that it entered into a definitive agreement with Merger Sub, an entity owned by the Company’s founder, Harold G. Hamm, whereby Merger Sub agreed to acquire all of the outstanding shares of common stock of the Company (other than the Rollover Shares) via an all-cash tender offer, followed by a second-step merger with and into the Company, in each case, on the terms and conditions set forth therein. The consummation of the transaction with Merger Sub is subject to closing conditions beyond the Company’s control, and there can be no assurance the transaction will be consummated. The consummation of the transaction may require the expenditure of significant time and resources by the Company, and the transaction may create uncertainty or be a distraction for our Board of Directors, management, employees, customers and business partners. Additionally, litigation has been instituted against the Company, members of its Board of Directors, and Mr. Hamm. Such litigation may result in further significant distraction, cost, and uncertainty regarding consummation of the transaction. Further, we anticipate funding the transaction through a combination of funding sources, including the use of cash on hand, utilization of credit facility borrowing capacity and an anticipated term loan facility to be entered into in connection with the closing of the transaction. As a result, our leverage is expected to increase and our liquidity is expected to decrease in connection with the transaction. The market price of our common stock may reflect various assumptions as to whether the transaction will occur or perceived uncertainties in our future direction and the market price of our stock may change significantly as a result of changing assumptions or perceptions regarding the transaction. Failure to consummate the transaction within the expected timeframe, or at all, could cause the market price of our common stock to decline significantly.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Recent Sales of Unregistered Securities – Not applicable.
(b)Use of Proceeds – Not applicable.
(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers – The table below provides information about purchases of shares of our common stock during the three months ended September 30, 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
July 1, 2022 to July 31, 2022:
Repurchases for tax withholdings (2)	1,129	$63.76	—	—
August 1, 2022 to August 31, 2022:
Repurchases for tax withholdings (2)	7,569	$68.03	—	—
September 1, 2022 to September 30, 2022:
Repurchases for tax withholdings (2)	4,722	$70.89	—	—
Total for the quarter	13,420	$68.68	—
(1)In May 2019 the Board approved the initiation of a share repurchase program to acquire up to $1 billion of our common stock beginning in June 2019 at times and levels deemed appropriate by management. The program was announced on June 3, 2019 and does not have a set expiration date. On February 8, 2022, the Board approved an increase in the size of the share repurchase program to $1.5 billion. As of September 30, 2022, we have repurchased a cumulative $540.9 million of our common stock since the inception of the program.
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

10.1
Amendment No. 1 and Agreement dated August 24, 2022 among Continental Resources, Inc., as borrower, and its subsidiaries Banner Pipeline Company L.L.C., CLR Asset Holdings, LLC, The Mineral Resources Company, Continental Innovations LLC, SCS1 Holdings LLC, Jagged Peak Energy LLC, and Parsley SoDe Water LLC, as guarantors, MUFG Bank, Ltd. (as successor to MUFG Union Bank, N.A.), as Administrative Agent, the lenders party thereto and the Issuing Banks, filed as Exhibit (d)(16) to the Schedule TO (Commission File No. 005-82887) filed October 24, 2022 and incorporated herein by reference.

10.2*	Form of Indemnification Agreement between Continental Resources, Inc. and each of the directors and executive officers thereof.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

32**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	Inline XBRL Instance Document - the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL RESOURCES, INC.

Date:	November 2, 2022	By:	/s/ John D. Hart
John D. Hart
Chief Financial Officer and Executive Vice President of Strategic Planning (Duly Authorized Officer and Principal Financial Officer)