Form 10-K/A
period 2022-12-31
CONTINENTAL RESOURCES, INC
filed 2023-04-21
CIK 732834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, was approximately $4.1 billion, based upon the closing price of $65.35 per share as reported by the New York Stock Exchange on such date. Effective November 22, 2022, Continental Resources, Inc. became a privately held corporation and has no publicly available common shares outstanding at the time of this filing.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor firm ID	Auditor Name	Auditor Location
PCAOB ID: 248	GRANT THORNTON LLP	Oklahoma City, Oklahoma

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2022, Continental Resources, Inc., an Oklahoma corporation (“Continental,” the “Company,” “we,” “our,” or “us”) completed a series of transactions with Omega Acquisition, Inc., an Oklahoma corporation incorporated by Harold G. Hamm (such transactions, the “Offer and the Merger”). Following the consummation of the Offer and the Merger on November 22, 2022, Continental’s outstanding common stock, par value $0.01 per share (the “Common Stock”), ceased trading on the New York Stock Exchange, and Continental has deregistered its Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and has suspended its reporting obligations under Section 15(d) of the Exchange Act.

We are filing this Amendment No. 1 (this “Amendment No. 1”) to our original Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 22, 2023 (the “Original 2022 10-K”), for the sole purpose of including information required in Part III of Form 10-K, which information was previously omitted from the Original 2022 10-K in reliance on General Instruction G(3) of Form 10-K. In addition to including the information required in Part III of Form 10-K, this Amendment No. 1 also provides updated officer certifications in Item 15 of Part IV as required by Rule 13a-14(a) under the Exchange Act.

The information in this Amendment No. 1 is supplemental to and does not otherwise update any other information provided in the Original 2022 10-K. This Amendment No. 1 does not reflect non-compensation related events that may have occurred subsequent to the filing date of the Original 2022 10-K. Among other things, forward-looking statements made in the Original 2022 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original 2022 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 2022 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information About Our Executive Officers

Our current executive officers are named below:

Name	Age	Position
Harold G. Hamm	77	Executive Chairman
Robert D. (“Doug”) Lawler	56	President and Chief Executive Officer and Director
John D. Hart	55	Chief Financial Officer and Executive Vice President of Strategic Planning
Shelly Lambertz	56	Executive Vice President, Chief Culture and Administrative Officer and Director
Jeffrey B. Hume	71	Vice-Chairman, Strategic Growth Initiatives
James R. Webb	55	Senior Vice President, General Counsel, and Secretary
Robert Hagens	65	Senior Vice President, Land

Harold G. Hamm served as Executive Chairman, a position he has held since November 2022. Prior to this, he served as non-employee Chairman from May 19, 2021, to November 22, 2022. Prior to assuming the role of Chairman, he served as Executive Chairman of the Board from January 1, 2020, to May 19, 2021, and as employee Chairman prior to that. He has served as a director since our inception in 1967 and served as our Chief Executive Officer from 1967 to December 31, 2019. In addition, Mr. Hamm served as our President from October 31, 2008, to November 3, 2009. He served as Chairman of the board of directors of the publicly traded general partners of Hiland Partners, LP (“Hiland”) and Hiland Holdings GP, LP (“Hiland Holdings”), former affiliates of ours through February 13, 2015. From September 2005 through February 2012, Mr. Hamm served as a director of Complete Production Services, Inc., an oil, and gas service company publicly traded on the New York Stock Exchange (“NYSE”). Mr. Hamm is Chairman of Domestic Energy Producers Alliance and served as Chairman of the Oklahoma Independent Petroleum Association from June 2005 to June 2007 (currently known as the Petroleum Alliance of Oklahoma). He was President of the National Stripper Well Association, founder and Chairman of Save Domestic Oil, Inc., served on the board of directors of the Oklahoma Energy Explorers, Oklahoma Independent Petroleum Association and is co-chairman of the Council for a Secure America.

Robert D. (“Doug”) Lawler is our President and Chief Executive Officer, a position he has held since January 1, 2023. Prior to then, he served as our Chief Operating Officer and Executive Vice President from February 1, 2022, through August 17, 2022. From August 17, 2022, through December 31, 2022, Mr. Lawler served as our President and Chief Operating Officer. On January 22, 2023, Mr. Lawler was appointed to serve as a director. Prior to joining the Company, he served as the President and Chief Executive Officer of Chesapeake Energy Corporation (“Chesapeake”) from June 2013 to April 2021. Chesapeake voluntarily filed for Chapter 11 bankruptcy protection in June of 2020 and emerged from bankruptcy in February of 2021. Mr. Lawler has served as a director of Pilot Travel Centers LLC (dba Pilot/Flying J) since 2016. Mr. Lawler holds a degree in petroleum engineering from the Colorado School of Mines and an M.B.A. from Rice University.

John D. Hart joined us as Vice President, Chief Financial Officer, and Treasurer in November 2005. He was promoted to Senior Vice President in May 2009 and served in that capacity to mid-March 2021. In March 2021, his title was changed to Senior Vice President, Chief Financial Officer and Chief Strategy Officer and he served that in capacity through January 11, 2022. On January 12, 2022, Mr. Hart was promoted to his current position as our Chief Financial Officer and Executive Vice President of Strategic Planning. Prior to joining us, he was a Senior Audit Manager with Ernst & Young LLP. Mr. Hart was employed by Ernst & Young LLP from April 1998 to November 2005 and by Arthur Andersen LLP from December 1991 to April 1998, working with numerous public companies in a wide variety of securities and exchange matters and capital markets activities. He is a member of the American Institute of Certified Public Accountants and The Petroleum Alliance of Oklahoma. Mr. Hart serves on the executive board of the Greater Oklahoma City Chamber of Commerce, and the board of directors of the Myriad Gardens Foundation. Additionally, he serves on the Casady School Board of Trustees and the Oklahoma State University Foundation Board of Governors. Mr. Hart is a Certified Public Accountant and received a Bachelor of Science in Accounting and Finance and a Master of Science in Accounting from Oklahoma State University.

Shelly Lambertz serves as Executive Vice President, Chief Culture and Administrative Officer, a position she has held since January 12, 2022. Prior to this she served as our Chief Culture Officer and Senior Vice President, Human Resources from February 2020 to January 12, 2022, and as the Company’s Vice President, Human Resources from October 2018 to February 2020. Ms. Lambertz served as a director from May 2018 to November 2022, and on January 22, 2023, she was again appointed to serve as a director. Before joining the Company as an employee, she served as the Chief Operating Officer at Hamm Capital, a family investment and advisory firm based in Oklahoma City, from August 2011 to October 2018. Ms. Lambertz also serves as Director of the Harold Hamm Foundation. From 1999 to 2005, Ms. Lambertz was the Executive Director of the YWCA in Enid, Oklahoma. From 1996 to 1998, Ms. Lambertz was Director of Human Resources and Business Development Advisor for Hamm & Phillips Service Company. She began her career working for the U.S. House of Representatives in Washington, D.C. Positions there included Office Manager for Congressman Mickey Edwards (OK), Legislative Assistant for the Leadership Office of Minority Leader Bob Michel (IL), and Deputy Chief of Staff for Frank Lucas (OK). Ms. Lambertz holds a bachelor’s degree in business administration from Oklahoma State University.

Jeffrey B. Hume became our Vice Chairman of Strategic Growth Initiatives in June 2012. He previously served as our President from November 3, 2009, until June 2012. From November 2008 to June 2012, Mr. Hume also served as our Chief Operating Officer after serving as our Senior Vice President of Operations since November 2006. He was previously appointed as Senior Vice President of Resource and Business Development in October 2005, Senior Vice President of Resource Development in July 2002, and served as Vice President of Drilling Operations from 1996 to 2002. Prior to joining us in May 1983 as Vice President of Engineering and Operations, Mr. Hume held various engineering positions with Sun Oil Company, Monsanto Company, and FCD Oil Corporation. Mr. Hume is a Registered Professional Engineer and member of the Society of Petroleum Engineers, The Petroleum Alliance of Oklahoma, and the Oklahoma and National Professional Engineering Societies. Mr. Hume graduated from Oklahoma State University with a Bachelor of Science in Petroleum Engineering Technology.

James R. Webb is Senior Vice President, General Counsel, and Secretary, a position he has held since November 2022. From September 2021 to November 2022, Mr. Webb served as Senior Vice President, General Counsel, Chief Risk Officer, and Secretary. Prior to joining the Company, Mr. Webb served in various executive roles at Chesapeake from 2012 to 2021, most recently as Executive Vice President – General Counsel and Corporate Secretary from January 2014 to June 2021. Chesapeake voluntarily filed for Chapter 11 bankruptcy protection in June of 2020 and emerged from bankruptcy in February of 2021. Immediately prior to joining Chesapeake, Mr. Webb was an attorney with the law firm of McAfee & Taft from 1995 to October 2012.

Robert Hagens is Senior Vice President, Land, a position he took when he joined Continental in October 2020. Over the years, he has engaged in all levels of leadership within land, land administration and regulatory. Mr. Hagens started his career as a Landman with Atlantic Richfield Company (“ARCO”) in Midland, Texas and has held positions of increasing responsibility across multiple offices within the lower 48 and Alaska with ARCO and its subsidiaries. Shortly following the merger with BP plc (“BP”) in 2000, Mr. Hagens assumed the position of U.S. Onshore Land Manager with BP. Prior to joining the Company, he spent the previous 15 years as Vice President and Senior Vice President of Land for Pioneer Natural Resources Company. Mr. Hagens holds a degree in Petroleum Land Management from the University of Texas at Austin.

Code of Business Conduct

We have adopted a Code of Business Conduct as a matter of sound corporate governance to promote honest and ethical conduct, consistent with our core values. We last amended our Code of Business Conduct in November 2022 by making non-substantive language changes to reflect our private company status. The Code of Business Conduct is applicable to all employees, officers, and directors, including our principal executive, financial, and accounting officers.

Information About Our Board of Directors

For information about our directors, please see the information pertaining to Mr. Hamm, Mr. Lawler, and Ms. Lambertz above under the heading “Information About Our Executive Officers.”

Material Changes to Procedures for Nominating Directors

Not Applicable.

Audit Committee Financial Experts

Our Board has an Audit Committee, and Mr. Lawler and Ms. Lambertz are currently serving as members of this committee. Our Board has not determined that either Mr. Lawler or Ms. Lambertz are Audit Committee financial experts for purposes of serving on this committee.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

The purpose of this Compensation Discussion and Analysis is to explain the Company’s approach to determining the 2022 compensation program for the Company’s Chief Executive Officer, Chief Financial Officer, and the other named executive officers appearing in the tables following this discussion (“NEOs”) and to discuss how the 2022 compensation program for these executives was determined. Following this discussion are tables that include additional compensation information for the NEOs. The NEOs for 2022 are as follows:

•
William B. Berry, former President and Chief Executive Officer (Mr. Berry retired from this role on December 31, 2022);
•
Robert D. (“Doug”) Lawler (our President and Chief Executive Officer as of January 1, 2023);
•
John D. Hart, Chief Financial Officer and Executive Vice President of Strategic Planning;
•
Shelly Lambertz, Executive Vice President, Chief Culture and Administrative Officer; and
•
James R. Webb, Senior Vice President, General Counsel and Secretary.

Robert D. Lawler joined the Company on February 1, 2022, serving as our Chief Operating Officer and Executive Vice President through August 17, 2022. On August 17, 2022, Mr. Lawler was promoted to serve as our President and Chief Operating Officer, and he served in this role through December 31, 2022. As a result, Mr. Lawler’s compensation in the following discussion and tables reflects the terms of his employment as initially negotiated during the period from February 1, 2021, through August 17, 2022. It also reflects the compensation associated with his promotion to serving as our President and Chief Operating Officer from August 17, 2022, through the end of 2022. Mr. Lawler’s status as an NEO is partially the result of him receiving an initial stock grant equivalent to three years of his annual target value prorated from his date of hire in February 2022. It is also partially due to the grants Mr. Lawler received in connection with the change in his position in August 2022 (the “August Grant”). Mr. Lawler’s initial grant vests ratably over a three-year period. The August Grant mirrored the vesting terms of his initial grant. Mr. Lawler’s initial award and the August Grant were made consistent with our then standard practices.

Mr. Berry, our former President, and Chief executive officer, retired from this role effective December 31, 2022. In connection with Mr. Berry’s retirement, Mr. Lawler assumed the role of President and Chief Executive Officer effective January 1, 2023.

In January of 2022, we announced the promotions of John Hart and Shelly Lambertz to the positions indicated above, effective January 12, 2022. Ms. Lambertz’s compensation was increased in connection with her promotion. As a result, her total compensation for the year reflects the compensation she received while serving as our Chief Culture Officer and Senior Vice President Human Resources during the period from January 1, 2022, to January 12, 2022, as well as the compensation she received in her new role during the remainder of the year.

On November 22, 2022, we consummated a going private transaction, which resulted in the Company being wholly owned by Mr. Hamm, certain members of his family, and entities under their control.

In connection with the going private transaction, all outstanding restricted stock awards issued under our 2013 Long-Term Incentive Plan, as amended (the “2013 LTIP”) and our 2022 Long-Term Incentive Plan, as amended (the “2022 LTIP”) were converted, on a one-for-one basis, into restricted stock unit awards (which will be settled in cash) having a value at the time of conversion equivalent to: (x) $74.28 per share (the “Rollover Value”) of the converted restricted stock award; and (y) any accrued dividends applicable to the converted award (collectively, referred to herein as the “Rollover RSU Awards”). The Rollover RSU Awards vesting in 2023 vested on January 16, 2023, and were paid in cash at the Rollover Value, plus any applicable dividends previously accrued with respect to those awards. Rollover RSU Awards scheduled to vest in 2024 and 2025 will be paid in cash based on the percentage change (up or down) in the value of the Company determined by an independent appraisal as applied to the Rollover Value at the time such awards vest, plus any applicable dividends. The appraisal used will be the last appraisal occurring prior to the applicable vesting date. As part of the conversion to Rollover RSU Awards, the vesting applicable to the converted restricted stock awards was adjusted so all replacement employee Rollover RSU Awards vesting in 2024 and 2025 will vest on the same date in the applicable year.

As part of the governance changes implemented in connection with the going private transaction, the Company eliminated its Compensation Committee of the Board in November 2022. As a result, since November 22, 2022, compensation decisions have been made primarily by our management team, including instances when the executive officers who are also members of our Board acted in their capacity as Board members.

In the discussion below and in the tables that follow, individuals who are currently serving as executive officers with the Company are referred to by their current titles. Mr. Berry is referred to by his last held executive officer title.

Key Executive Compensation Policies and Practices

Key executive compensation policies and practices during 2022 include:

•
Independent compensation consultants engaged by the Compensation Committee (prior to the completion of the going private transaction);
•
No individual employment agreements;
•
Majority of compensation is long-term incentive-based awards (during 2022 the NEOs received restricted stock awards that were converted into Rollover RSU Awards, as discussed above);
•
Clawback policy applies to all executive officers;
•
Industry-specific peer compensation data considered in establishing compensation;
•
Minimal perquisites; and
•
Hedging of Company securities by executive officers was not allowed.

Executive Compensation Philosophy

Because we operate in a highly competitive environment, we have designed our executive compensation program to attract, retain, and motivate experienced, talented individuals. We also designed our executive compensation program to reward our executives for achieving the strategic and business objectives determined to be important to help the Company create and maintain advantage in a competitive environment.

In determining individual compensation, we consider the performance of the Company against specific operational and financial factors determined to be relevant for the period in question. We also consider competitive market compensation paid by other companies comparable to us in size, geographic location, and operations. We maintain and incorporate flexibility into our compensation programs and in the assessment process, which we believe is particularly important in a changing commodity price environment. As such, we do not apply rigid formulas in determining the amount and mix of compensation elements.

For 2022, prior to the completion of going private transaction, the Compensation Committee evaluated how the following elements (collectively, the “Primary Compensation Elements”) of our compensation program compared to the compensation awarded by the members of the then current compensation survey group. The Compensation Committee’s analysis consisted of comparing the market data of base salary, cash bonus, long-term incentive awards, and total compensation at the 25th, 50th and 75th percentiles of the then current compensation survey group to the compensation of each of our NEOs. Total compensation for each NEO is structured to target compensation levels near the 50th percentile, taking into account responsibilities and duties, experience, individual performance, and time in position. In setting the final amount of the cash bonus for 2022 (paid in February of 2023), our Executive Chairman, President and Chief Executive Officer and Executive Vice President, Chief Culture and Administrative Officer (collectively, referred to herein as the “Management Compensation Group”) considered similar information to that described above.

In addition, with respect to the Primary Compensation Elements generally, awards made prior to the completion of the going private transaction to each of the NEOs, other than Mr. Berry, also reflected the Compensation Committee’s evaluation of the performance of each of the NEOs in contributing to the factors described below in connection with the discussion of each of the Primary Compensation Elements. Prior to the completion of the going private transaction, Mr. Berry’s compensation was set by the Board based upon the recommendation of the Compensation Committee. After the going private transaction, the Management Compensation Group considered, among other things, the contribution of each NEO to the Company’s performance in connection with the six factors (described below) used to set the aggregate pool size of the 2022 employee cash bonus pool in awarding final cash bonus amounts to each NEO.

Compensation Setting Process

Compensation Actions

•
Base Salary – Except for Mr. Lawler and Ms. Lambertz, the base salaries of our NEOs were solely adjusted in conjunction with our standard annual cycle (February 2022), and those adjustments reflected application of the standard merit increase process. Mr. Lawler’s salary was determined as part of the process of agreeing on his starting compensation package and then later increased in August 2022 when he assumed the role of President. As noted above, Ms. Lambertz’s salary was increased in connection with her promotion in January of 2022, to reflect the increased responsibilities being assumed by her in connection with the promotion. She also received a merit salary increase in conjunction with our standard annual cycle.
•
Cash Bonus – For 2022, the bonus target levels (as a percentage of base salary) for Mr. Hart and Mr. Webb remained as set in 2021 at 100% and 80%, respectively. Mr. Berry’s target bonus level was increased by 5% to 130%. Mr. Lawler’s target bonus level was set at 100% in connection with his starting compensation package, and this level was not adjusted in connection with his promotion in August 2022 to the role of President. Ms. Lambertz’s bonus target level was raised from 50% to 100% in connection with her 2022 promotion.
•
Long-term incentive compensation – In connection with the going private transaction, the restricted stock awards held by each of the NEOs were converted into Rollover RSU Awards as described above. In February of 2022, each of Mr. Berry, Mr. Hart, and Mr. Webb received restricted stock grants, with three-year cliff vesting at a level generally consistent with awarding total compensation near the 50th percentile of the compensation survey group as described above. In addition to receiving a grant similar to those described in the previous sentence, Ms. Lambertz’s grant in February of 2022 also reflected an adjustment to account for the change in her responsibilities which contributed to Ms. Lambertz receiving a larger restricted stock award relative to the other NEOs in 2022. During 2022, when employees were hired, they typically received a stock grant equivalent to three years of their annual target value, as of the grant date, with the initial annual target value prorated from the date of hire, vesting ratably over a three-year period. Mr. Lawler received such a grant in February 2022. Mr. Lawler also received the August Grant. Both grants were consistent with the Company’s typical practices and contributed to a larger restricted stock award for Mr. Lawler relative to the other NEOs in 2022.

Role of Compensation Committee and Management

Prior to the completion of the going private transaction, the Compensation Committee was responsible for overseeing all aspects of our benefit and compensation plans and programs for our executive officers. For 2022, the Compensation Committee reviewed and determined the individual elements of total compensation of the NEOs listed above, as well as our other executive officers. Since our compensation programs are relatively simple, we do not have complex equity plans or significant change in control or severance obligations. As a result, the Compensation Committee did not use tally sheets in analyzing the compensation of our NEOs, but instead reviewed each element of compensation, as described below, in evaluating and approving the total compensation of each of our NEOs. When making awards with respect to each element of our compensation program, the Compensation Committee considered how the award of that particular element may impact the overall compensation package awarded to each NEO. As a result, the award made with respect to each element of our compensation program was influenced by the awards made with respect to the other elements of our compensation program.

In general, the Compensation Committee evaluated how the Primary Compensation Elements of our compensation program compared to similar compensation awarded by the then current compensation survey group. The Compensation Committee believed targeting near the 50th percentile for base salary, cash bonus, and long-term incentive equity resulted in competitive cash and equity compensation and aligned overall pay with shareholder interests, while preserving considerable upside potential should Company and individual executive performance merit higher compensation. As the Compensation Committee worked to achieve alignment close to the 50th percentile, it also considered an individual executive officer’s performance and the external business environment, and any final compensation decision ultimately reflected the Compensation Committee’s discretion, which was always a significant factor in its final compensation decisions.

As a result of the going private transaction and the elimination of the Compensation Committee, the Management Compensation Group assumed the role previously fulfilled by the Compensation Committee. It is expected that the Management Compensation Group will take a similar approach to overseeing compensation as was taken by the Compensation Committee before the going private transaction.

Role of the Compensation Consultants

Prior to the going private transaction, the Compensation Committee retained the services of an independent compensation consulting firm, Meridian Compensation Partners (“Meridian”). Meridian reported directly to the Compensation Committee. During early 2022, Meridian provided an analysis of market compensation for directors and executive officers based upon its review of compensation paid by exploration and production companies comparable to us in terms of revenues, total assets, geographic location, and market capitalization. This analysis was contained in a report used as a reference by the Compensation Committee, Mr. Hamm, and certain other members of our management team in setting compensation for 2022. During 2022, Meridian provided no services other than providing director and executive officer compensation studies requested by the Compensation Committee, except for analysis of market compensation with respect to a limited number of positions on an ad hoc basis, resulting in total fees of less than $120,000.

Meridian has continued providing services following the going private transaction. Going forward, it is expected the Management Compensation Group will continue to use Meridian’s services in substantially the same manner as the Compensation Committee did in the past. As a result of the going private transaction, we have not formally assessed the independence of Meridian in connection with the preparation of this filing. However, the relationship with Meridian hasn’t changed in any substantial respect versus prior years when the Compensation Committee determined Meridian was independent under New York Stock Exchange and Securities and Exchange Commission rules.

Compensation Survey Group

The following table lists the companies included in the peer group used by the Compensation Committee for evaluating the 2022 compensation of the NEOs, prior to the completion of the going private transaction (the “2022 Survey Group”): Apache Corporation, Coterra Energy Inc. (formerly, Cimarex Energy Co.), Devon Energy Corporation, Diamondback Energy, Inc., EOG Resources, Inc., Hess Corporation, Marathon Oil Company, Ovintiv Inc., and Pioneer Natural Resources Company.

In selecting the 2022 Survey Group, the Compensation Committee considered the location of operations, market capitalization, revenue, assets, net income, production profile of oil versus gas, as well as other factors to determine the most relevant subset of the E27 Survey Group member companies for comparison purposes. The E27 Survey Group is a group of energy companies assembled for the purpose of providing industry participants survey information to be used in making compensation decisions. The companies in the 2022 Survey Group had a median revenue of approximately $8.0 billion as of year-end 2021. The Company’s revenue of approximately $5.7 billion for 2021 indicates the revenue for the 2022 Survey Group described in the prior sentence is within the ranges customarily used to select compensation peer companies by compensation consulting firms and shareholder service companies.

Elements of Compensation

The table below describes each of our Primary Compensation Elements, the purpose of each element, and how each element fits within the Company’s compensation philosophy and objectives.

Compensation Element	Description	Purpose and Philosophy
Base Salary	Fixed cash compensation

Provides a stable, fixed element of cash compensation.

Attract and retain executive officers by paying a wage commensurate with such officer’s experience, skills, and responsibilities. It also recognizes and considers the internal value of the position within the Company, the officer’s leadership potential and demonstrated performance.

Annual Cash Bonus	Annual cash bonus related to individual contribution toward achievement of annual financial and operating results

Rewards executives for the achievement of specific annual financial, operating, and strategic goals and individual performance.

Allows the Management Compensation Group to evaluate both objective and subjective considerations when exercising discretion to determine final payout amounts.

Important to the Company’s ability to attract, motivate, and retain the Company’s executive officers.

Long-term Incentive Awards	Restricted stock unit (originally granted in 2022 as a restricted stock award)	Aligns the executive’s long-term interests with those of shareholders. Important to the Company’s ability to attract, motivate, and retain the Company’s executive officers.

Role of Discretion in Determining Primary Compensation Elements

All base salary adjustments and long-term incentive awards for NEOs have been determined on a discretionary basis. While not linked to specific corporate goals or objectives, the overall performance of the Company and individual performance were considered in determining pay generally, including target award amounts. The Management Compensation Group retained discretion over all aspects of the CLR Bonus Plan (defined below) and awards made for 2022. The individual multiplier used in the CLR Bonus Plan is based on a subjective evaluation of an individual’s performance in contributing to the 2022 Performance Factors (as defined below under “Annual Cash Bonus” on page 10).

Base Salary

Base salary is intended to provide each NEO a regular source of income and compensate each of them for performing the responsibilities associated with his or her position. It also serves the purposes listed in the table above. Base salary also impacts annual cash bonus awards, in that the target size of these awards is expressed as a percentage of base earnings, which is primarily comprised of salary. The table below shows the salary set by the Compensation Committee, in effect at the time of the going private transaction, applicable to each of the NEOs during 2022.

NEO	Salary During 2022
William B. Berry	$1,052,500
Robert D. Lawler	$715,000
John D. Hart	$647,850 1
Shelly Lambertz	$626,400 1
James R. Webb	$600,875

The timing of the salary adjustments for each NEO in 2022 is described under “Compensation Setting Process – Compensation Actions – Base Salary” above.

Annual Cash Bonus

Our NEOs may earn annual cash bonuses as a reward for their individual contribution to the achievement of annual financial and operating results as determined by the Management Compensation Group. On February 22, 2013, the Compensation Committee approved a cash bonus plan that applies to certain employees of the Company, including the Company’s executive officers (the “CLR Bonus Plan”). As a result of the going private transaction, the Management Compensation Group has replaced the Compensation Committee as the body administering the CLR Bonus Plan. The CLR Bonus Plan is designed to reward the Company’s employees and executive officers for achieving annual performance and strategic goals. The CLR Bonus Plan provides for the annual payment of cash bonuses, subject to the discretion of the Management Compensation Group (which was the body that determined the NEOs’ awards for 2022). Bonus awards are based on both the Company’s and individual performance for the applicable year, although they are not determined in accordance with a strict formula; therefore, they are reported as “Bonus” awards within the Summary Compensation Table below.

The individual cash bonuses paid to NEOs for 2022 were paid pursuant to the CLR Bonus Plan. The Management Compensation Group exercised complete discretion in administering the CLR Bonus Plan with respect to the bonuses for 2022 (paid in February 2023). The individual awards to our NEOs for 2022 were determined based on the Management Compensation Group’s assessment of the Company’s overall performance with respect to the six factors described in the next sentence (which were the same as set by the Compensation Committee for the 2022 bonus when it administered the CLR Bonus Plan), along with its evaluation of: (x) each NEO’s contribution to the Company’s performance with respect to such factors; and (y) how effectively each NEO otherwise functioned in their respective areas of responsibility and otherwise contributed to the Company’s successes in 2022 (referred to herein as the “Individual Performance Component”). For the 2022 bonus, paid in February 2023, the Management Compensation Group used the following factors (the “2022 Performance Factors”) to evaluate the Company’s overall performance in 2022: net cash provided by operating activities (25%); return on capital employed (25%); resource replacement ratio (20%); health, safety and environmental performance (10%); production growth (10%); and proved developed finding and development cost per barrel of oil equivalent (10%). Return on capital employed represents net income attributable to the Company before non-cash gains and losses on derivatives, income taxes, non-cash equity compensation expense, interest expense, and gains and losses on extinguishment of debt, the result of which is divided by average capital employed for the year, with capital employed representing the sum of total debt and total shareholders’ equity attributable to the Company, less cash and cash equivalents. Resource replacement ratio measures total undeveloped risked resource captured annually by dividing such amount by the annual production budgeted for the year in question. Proved developed finding and development cost per barrel of oil equivalent represents the Company’s net exploration and development costs incurred for operated wells having first production in 2022 divided by the net estimated recoverable reserves for those wells expressed in barrels of oil equivalent. The Company’s overall performance with respect to the factors described above exceeded expectations and this result is reflected in the final awards made to each NEO under the CLR Bonus Plan for 2022. Each NEO’s final award amount, as reported in the Summary Compensation Table below, was also impacted by the Management Compensation Group’s evaluation of their performance with respect to the Individual Performance Component.

Long-Term Incentive Awards

As a result of the going private transaction, all long-term incentive awards held by our NEOs at the conclusion of 2022 were Rollover RSU Awards. The Rollover RSU Awards were converted from existing restricted stock awards issued under our 2013 LTIP and 2022 LTIP on November 22, 2022, as described above in the fifth paragraph of the “Introduction” section. The restricted stock awards granted to each of the NEOs during 2022 prior to the completion of the going private transaction were determined at the discretion of the Compensation Committee, using the approach to determining appropriate compensation levels that is described above in the section labeled “Role of the Compensation Committee and Management.” As a result of the conversion from restricted stock awards to Rollover RSU Awards, the values reported for the long-term incentive awards granted to our NEOs in 2022 in the Summary Compensation Table below reflect the grant date fair market values of the initial restricted stock awards received by the NEOs, as adjusted to reflect the incremental impact on value resulting from the conversion of such awards into Rollover RSU Awards. More detailed information regarding the long-term incentive awards made to each of the NEOs in 2022 can be found in the Summary Compensation Table and the 2022 Grants of Plan Based Awards table appearing below.

Deferred Compensation Plan

On September 20, 2013, the Board, based upon the recommendation of the Compensation Committee, established a non-qualified deferred compensation (the “DCP”). plan, which is available to certain employees described below. At the time of its creation, the Board appointed the Compensation Committee to act as Plan Administrator of the DCP, and since the completion of the going private transaction, this function has been assumed by the Management Compensation Group (the “DCP Administrator”).

The purpose of the DCP is to: (i) give DCP participants, including the NEOs, an additional tool to use in planning their savings and for retirement; and (ii) provide a vehicle to allow employee DCP participants, all of whom are limited in their participation in the Company’s 401(k) (as defined below) due to limits imposed under federal tax rules (“Limits”), to receive similar benefits in connection with Company matching contributions as employees whose ability to receive Company matching contributions is not impacted by the Limits. The DCP permits the Company to make discretionary matching and other contributions to an employee participant’s account, although the Company did not make any such contributions to the NEOs’ accounts during the 2022 year. For a description of the material features of the DCP see the narrative “Description of Deferred Compensation Plan” on pages 16 and 17 below.

Other

Compensation and benefits that are outside of our three main compensation elements are designed to attract and retain employees by enhancing our overall compensation package. During 2022, we provided automobiles and fuel cards to certain NEOs and certain other employees for business and personal use. The personal use is valued according to IRS guidelines and reported as taxable income to the individuals. We value vehicle usage for disclosure as described herein based upon the aggregate incremental cost to us adjusted to reflect each individual’s personal use of the vehicle. Fuel card usage is reported based on its incremental cost.

In 2022, we allowed Mr. Berry to use the corporate aircraft for personal trips. The value of such trips is calculated according to IRS guidelines and reported as taxable income to him. On occasion the spouses and guests of NEOs may accompany them on business-related trips. Aircraft usage and travel by spouses and guests are valued for disclosure in this filing based on the aggregate incremental cost to us.

We have a defined contribution retirement plan (“401(k)”) covering all full-time employees. Our contributions to the plan are discretionary and based on a percentage of eligible compensation. The 401(k) provides for Company dollar for dollar matching of up to a maximum of 10% of a covered employee’s eligible compensation, depending on the employee’s level of contribution into the employee’s account and subject to IRS limits. During 2022, the match was in effect the entire year.

All full-time employees may participate in our health and welfare benefit programs, including medical, dental, vision care, life insurance, and disability insurance. We provide all full-time employees with life insurance coverage of the lesser of two times base salary or $1,000,000 and allow them to purchase supplemental coverage. We do not sponsor any qualified or non-qualified defined benefit plans.

CLR Clawback Policy

On August 3, 2018, the Board approved a clawback policy pursuant to which annual cash bonus awards and long-term incentive awards to executive officers granted after August 3, 2018 may be recovered if the Company is required to restate all or a portion of its publicly reported financial statements and it is determined such restatement was proximately caused by the fraud, gross negligence, intentional misconduct, embezzlement, theft, or breach of fiduciary duty committed by or attributable to any current or former executive officer of the Company (such conduct is referred to herein as “wrongful conduct”). The policy also applies if an executive has knowledge of wrongful conduct and fails to take reasonable steps to prevent it.

In order to be subject to recovery, an award must have been based in whole or in part on measures impacted by the restatement. The amount to be recovered is any excess value received by the executive officer as a result of the measures impacted by the restatement. Any matching award under the Company’s DCP impacted by the measures subject to restatement is also subject to recovery. The Management Compensation Group has discretion to determine how recovery is to be achieved, which may include, among other things, seeking reimbursement, cancelling other outstanding long-term incentive awards, or reducing future compensation. Simple interest will be applied to any recovery amount.

Since all current outstanding long-term incentive awards are subject to time-based vesting, and we have not made matching awards under the DCP since 2015, the only compensation that is required to be subject to the clawback policy as of the date of this filing are payments made under the CLR Bonus Plan. In order to receive a CLR Bonus Plan award, each serving executive officer must execute an agreement agreeing to abide by the terms of the clawback policy. Each such executive officer executed such an agreement in connection with the bonus for 2022.

The clawback policy is administered by the Management Compensation Group. The Management Compensation Group has discretion to waive or limit the amount to be recovered under the clawback policy if it determines such action is justified in its business judgment. Among others, circumstances that may be considered by the Management Compensation Group in exercising discretion to waive or limit recovery are the passage of time, whether the cost of recovery outweighs the benefit to the Company, and whether the recovery will remedy the wrongful conduct and/or aid in preventing its recurrence.

Management Compensation Group Report (in lieu of a Compensation Committee Report)

As a result of the going-private transaction, the Compensation Committee was eliminated by the Board and ceased to function. The former members of the Compensation Committee, Timothy Taylor, Mark Monroe, and John McNabb, no longer serve as members of the Board. As a result, it is not possible to provide a report of the Compensation Committee at the time of the filing of this report. The Management Compensation Group (which is composed of the same individuals as currently comprise our Board and has assumed many of the duties previously performed by the Compensation Committee) has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) above with other members of management. Based on this review and discussion, the Management Compensation Group has determined that it is appropriate to include this CD&A in this filing.

/s/ Harold G. Hamm	/s/ Robert D. Lawler	/s/ Shelly Lambertz
Harold G. Hamm Executive Chairman and Director	Robert D. Lawler President and Chief Executive Officer and Director	Shelly Lambertz Executive Vice President, Chief Culture and Administrative Officer and Director

Summary Compensation Table

The following table sets forth the compensation of our Principal Executive Officer, Principal Financial Officer, and the three other most highly compensated executive officers during 2022. We refer to these five individuals collectively as the “NEOs” for 2022. All titles shown below are the titles held by the NEOs as of April 21, 2023, except for Berry, who retired from service as an executive officer on December 31, 2022. An explanation of the titles held by the individuals listed below during 2022 is set forth at the beginning of the “Compensation Discussion and Analysis” discussion on pages 5 and 6. The title shown for Berry in the table below and the subsequent tables is the title he held at the time of his retirement. Mr. Lawler joined the Company on February 1, 2022, serving as our Chief Operating Officer and Executive Vice President through August 17, 2022, and as President and Chief Operating Officer from August 17, 2022, through December 31, 2022. The information shown for Mr. Lawler in the table below and the subsequent tables reflects the period from February 1, 2022, through the end of the year. Compensation is shown for years 2020, 2021 and 2022, as applicable for years in which the individual was deemed to be an NEO.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
William B. Berry Former President and Chief Executive Officer and Director	2022 2021 2020	$1,044,423 1,000,000 992,308	$2,698,529 2,796,877 1,085,337	$7,705,993 8,565,604 26,928,381	$61,278 45,369 227,169	$11,510,223 12,407,850 29,233,195
Robert D. Lawler President and Chief Executive Officer and Director	2022	611,250	1,215,859	10,394,114	27,489	12,248,712
John D. Hart Chief Financial Officer and Executive Vice President of Strategic Planning	2022 2021 2020	643,104 617,000 637,462	1,278,170 1,380,540 557,780	2,600,609 2,890,898 2,136,850	33,024 30,303 29,602	4,554,907 4,918,741 3,361,694
Shelly Lambertz Executive Vice President, Chief Culture and Administrative Officer and Director	2022	608,862	1,193,537	3,775,698	27,589	5,605,686
James R. Webb Senior Vice President, General Counsel and Secretary	2022 2021	596,894 183,558	873,138 328,569	1,828,063 5,774,730	27,489 489	3,325,584 6,287,346

(1) None of the NEOs elected to participate in the Company’s DCP with respect to 2022; therefore, compensation and amounts reported in the table above do not include any amounts deferred pursuant to the Company’s DCP. All 2022 bonuses were paid pursuant to the CLR Bonus Plan in 2023.

(2) The amounts under “Stock Awards” for 2022 reflect the following: (x) the aggregate grant date fair value of the restricted stock grants made to each NEO on February 8, 2022 (and in the case of Mr. Lawler a grant on August 17. 2022), computed in accordance with ASC Topic 718, disregarding any estimate for forfeitures, for awards granted during the indicated year (the “2022 RS Value”); and (y) the incremental change in value to each outstanding restricted stock award held by each NEO resulting from the conversion of each such award into restricted stock units at the Rollover Value of $74.28 per share, in connection with the going private transaction (the “2022 Added Value”). For each NEO listed above, the 2022 amount reported consists of the following: $7,675,038 for the 2022 RS Value, and an aggregate amount of $30,955 of 2022 Added Value for awards vesting on 2/15/23 (later accelerated to 1/16/23), 2/15/24 and 2/15/25, respectively, for Mr. Berry; $10,386,701 for the 2022 RS Value, and an aggregate amount of $7,413 of 2022 Added Value for awards vesting on 2/15/23 (later accelerated to 1/16/23), 2/15/24 and 2/15/25, respectively, for Mr. Lawler; $2,590,362 for the 2022 RS Value, and an aggregate amount of $10,247 of 2022 Added Value for awards vesting on 2/15/23 (later accelerated to 1/16/23), 2/15/24 and 2/15/25, respectively, for Mr. Hart; $3,771,251 for the 2022 RS Value, and an aggregate amount of $4,447 of 2022 Added Value for awards vesting on 2/15/23 (later accelerated to 1/16/23), 2/15/24 and 2/15/25, respectively, for Ms. Lambertz; and $1,822,863 for the 2022 RS Value, an aggregate amount of $5,200 of 2022 Added Value for awards vesting on 2/15/23 (later accelerated to 1/16/23), 2/15/24 and 2/15/25, respectively, for Mr. Webb.

A discussion of the grant date fair value calculation can be found in Note 15 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC. Mr. Lawler and Ms. Lambertz both received larger restricted stock awards relative to the other NEOs in 2022 for the reasons described above.

(3) All Other Compensation for 2022 for each of the NEOs includes $27,000 of contributions to our 401(k) plan and $489 for the cost of in industry club membership. Mr. Berry’s total also includes $33,169 for personal use of Company aircraft and $620 for personal vehicle use. Ms. Lambert’s total also includes $100 for personal use of Company aircraft (the incremental cost of her being a passenger on a business-related flight). Mr. Hart’s total also includes $5,535 for use of a fuel card. We calculate the incremental cost to the Company of any personal use of corporate aircraft based on the cost of fuel, trip-related maintenance, crew travel expenses, on-board catering, landing fees, trip-related hangar and parking costs, and other variable costs. Occasionally, spouses and guests of NEOs ride along when an aircraft is already going to a destination for a business purpose. This use has minimal costs to the Company and, where applicable, only the direct variable costs associated with the additional passenger (for example fuel and catering) are included in determining the aggregate incremental cost to the Company. Since the Company-owned aircraft is used primarily for business travel, we do not include the fixed costs that do not change based on usage, such as pilots’ salaries and the purchase costs of Company-owned aircraft. We calculate the incremental cost to the Company of any personal use of Company vehicles, including fuel, maintenance, insurance, lease payments and depreciation. For Mr. Hart the total amount shown above reflects the use of a Company fuel card in 2022.

2022 Grants of Plan Based Awards

The following table reflects information concerning awards granted to our NEOs during the fiscal year ending December 31, 2022, under the 2013 LTIP and 2022 LTIP:

Name	Grant Date	Stock Awards: Number of Shares (1)	Grant Date Fair Value of Stock Awards ($) (2)
William B. Berry	2/8/22	140,081(3)	$7,680,641
Robert D. Lawler	2/8/22 8/17/22	168,097(4) 17,238(4)	9,216,759 1,177,355
John D. Hart	2/8/22	47,278(3)	2,592,253
Shelly Lambertz	2/8/22	68,831(5)	3,773,996
James R. Webb	2/8/22	33,270(3)	1,824,194

(1) All awards will vest on an accelerated basis in the event of a change in control. Unvested awards receive cash dividends accrued prior to the completion of the going private transaction, if any, at the time the award related to any accrued dividends vest. When the awards were issued on the grant dates listed above, they were awards of restricted stock. As a result of the going private transaction, each award listed above was converted from a restricted stock grant into a Rollover RSU Award on November 22, 2022.

(2) A description of how we computed the aggregate grant date fair value of each award appearing in the table above appears in Note 2 to the Summary Compensation Table on pages 13 and 14. Since the table above only presents grant information for 2022 grant activity, the grant date fair values reported above don’t include the portion of the 2022 Added Value resulting from the conversion of stock grants made in years prior to 2022 to restricted stock units as part of the going private transaction. As a result, the total amount reported for each NEO above (other than Mr. Lawler whose shares were all granted in 2022) varies from the amount shown in the Stock Awards column of the Summary Compensation Table.

(3) This award vests on February 15, 2025, subject to the NEO’s continued service.

(4) Mr. Lawler’s February 8, 2022, award originally vested as follows: 56,033, 56,032 and 56,032 shares on February 15, 2023 (later accelerated to 1/16/23), 2024 and 2025, respectively. Mr. Lawler’s August 17, 2022, grant added 2,117, 5,746 and 9,375 shares to the amounts shown above for his 2023, 2024 and 2025 vestings, respectively.

(5) Ms. Lambertz’s February 8, 2022, award originally vested as follows: 215, 10,894, 20,950 and 36,772 shares on February 15, 2022, 2023 (later accelerated to 1/16/23), 2024, and 2025, respectively.

Outstanding Equity Awards as of December 31, 2022

The following table reflects unvested awards held by our NEOs as of December 31, 2022:

	Stock Awards
Name	Number of Shares of Stock that Have Not Vested (1)	Market Value of Shares of Stock that Have Not Vested ($) (2)
William B. Berry	773,869	$57,482,989**
Robert D. Lawler	185,335	13,766,684
John D. Hart	256,168	19,028,159
Shelly Lambertz	111,169	8,257,633
James R. Webb	130,012	9,657,291

** Mr. Berry will forfeit $38,044,359 of the value shown in table as a result of his retirement and the forfeiture of the shares scheduled to vest in 2024 and 2025.

(1) These shares represent restricted stock awards that were converted to Rollover RSU Awards, which will be settled in cash, in connection with the going private transaction. At year-end 2022, unvested awards had the following vesting amounts and dates: (i) 261,694 shares on February 15, 2023 (later accelerated to 1/16/23) and 372,094 shares on February 15, 2024 and 140,081 shares on February 15, 2025 for Mr. Berry; (ii) 58,150 shares on February 15, 2023 (later accelerated to 1/16/23), 61,778 shares on February 15, 2024 and 65,407 shares on February 15, 2025 for Mr. Lawler; (iii) 83,308 shares on February 15, 2023 (later accelerated to 1/16/23), 125,582 shares on February 15, 2024 and 47,278 shares on February 15, 2025 for Mr. Hart; (iv) 27,865 shares on February 15, 2023 (later accelerated to 1/16/23), 46,532 shares on February 15, 2024 and 36,772 shares on February 15, 2025 for Ms. Lambertz; and (v) 48,371 shares on February 15, 2023 (later accelerated to 1/16/23), 48,371 shares on February 15, 2024 and 33,270 shares on February 15, 2025 for Mr. Webb.

(2) Market value is based on the Rollover Value. Our common stock stopped trading on the NYSE on November 23, 2022.

Options Exercised and Restricted Stock Vested During 2022

The following table reflects information concerning shares of restricted stock held by NEOs, except Mr. Lawler (who had no shares vest during 2022), that vested during 2022:

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting ($) (1)
William B. Berry	261,695	$14,202,188
John D. Hart	63,583	3,450,649
Shelly Lambertz	3,253	176,540
James R. Webb	22,251	1,207,562

(1) Value realized on vesting is calculated by multiplying the number of shares by the closing price of $54.27 on the vesting date. The awards vested on February 15, 2022.

2022 Nonqualified Deferred Compensation

Of our NEOs, only Mr. Hart has participated in the DCP in the past. Mr. Hart made no contributions to the DCP in 2022 and there was no Company matching under the DCP during 2022. The other NEOs, Mr. Berry, Mr. Lawler, Ms. Lambertz, and Mr. Webb, have not participated in the DCP. During 2022, Mr. Hart experienced a loss of $69,011 with respect to his investments held through the DCP, and he ended 2022 with a balance of $313,154. Mr. Hart’s DCP balance includes the following aggregate amount previously reported, as applicable, as compensation for 2014 and 2015 in the Summary Compensation table: $214,130. Mr. Hart hasn’t deferred compensation under the DCP since 2015. The Company suspended all matching under the DCP for 2022 for the reasons described below in the fifth paragraph under “Description of Deferred Compensation Plan.” The matching suspension also applied to the bonus paid in February 2023 for 2022 under CLR’s Cash Bonus Plan.

Description of Deferred Compensation Plan

On September 20, 2013, the Board, based upon the recommendation of the Compensation Committee, established the DCP.

The purpose of the DCP is to: (i) give participating employees and non-employee directors an additional tool to use in their personal financial planning; and (ii) provide a vehicle to allow employee DCP participants, all of whom are limited in their participation in the Company’s 401(k) plan due to the Limits, to receive similar benefits in connection with Company matching contributions as employees whose ability to receive Company matching contributions is not impacted by the Limits. The DCP permits the Company to make discretionary matching and other contributions to a participant’s account and the matching and discretionary contributions approved in connection with the DCP are intended to facilitate the purpose described in (ii) above.

The DCP is not intended to constitute a “qualified plan” subject to the limitations of Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”), nor is it a “funded plan” for purposes of the Code. Benefits under the DCP constitute an unfunded general obligation of the Company. The DCP is designed to provide directors and select management or highly compensated employees of the Company the opportunity to defer the payment of all or a portion of their base pay and cash incentive awards (to the extent a participant is eligible to receive such awards).

Each year the DCP permits participants to elect to defer: (i) up to 100% of base pay (cash fees in the case of directors) for a calendar year and (ii) up to 100% of any cash incentive award received by the employee participant for a performance year. DCP participants are 100% vested in any amounts they deferred pursuant to the alternatives described in the prior sentence. The DCP permits discretionary contributions by the Company, which are subject to a vesting schedule, as described below, at the discretion of the DCP Administrator.

As permitted by the DCP, matching contributions have been approved enabling employee participants to receive matching under the DCP for up to 10% of their total cash compensation, including salary and bonus deferrals. The approved match was intended to align with the amount employee participants would have received under the 401(k) plan, but for the Limits and is given subject to terms and conditions applicable to matching contributions under the 401(k) plan. As a result of the continued volatile commodity price environment, the Company suspended the match described above and all matching has been suspended since 2016.

Distribution of DCP amounts deferred in connection with 2014 will occur upon a participant’s separation from service with the Company. The Company requires a six-month delay in the payment of DCP benefits if the participant is a “specified employee” pursuant to Section 409A of the Code at the time of his or her separation from service with the Company, and an earlier payment would result in the imposition of an excise tax on the participant if the amounts were received at the time of his or her separation (the “Specified Employee Delay”). In addition, in connection with amounts deferred in respect of 2014, distribution of DCP accounts and vesting of any Company contributions will result from any of the following events: (i) Change of Control (as defined in the DCP); (ii) a participant’s death or Disability (as defined in the DCP); (iii) a participant’s Normal Retirement (as defined in the DCP); and (iv) a participant’s Involuntary Termination (as defined in the DCP).

Distribution of DCP amounts deferred after 2014 will occur, subject to limited exceptions, based on the election of the participant to receive a distribution upon a fixed date chosen by the DCP participant, the participant’s Termination of Employment (as defined in the DCP), or a Change of Control. In addition, distribution of DCP amounts deferred after 2014 will occur in the event of the participant’s death or Disability. In connection with these distribution events, participants can choose, except in the case of death or Disability, to receive distributions in a lump sum or installments. In the case of death or Disability, the distribution will be made in a lump sum. Participants also have the ability to elect a lump sum distribution if a Change of Control or Involuntary Termination occurs after a participant has started to receive distributions after a fixed date. Distributions described above are also subject to the Specified Employee Delay. Finally, vesting restrictions on any amounts deferred after 2014 will lapse in connection with any of the following events: (i) Change of Control; (ii) participant’s death or Disability; or (iii) a participant’s achievement of Normal Retirement Age (as defined in the DCP).

Deferral elections may be made annually and are part of overall tax planning for many executives. There are several investment options available under the DCP, most of which mirror the investment choices under our tax‐qualified 401(k) plan. All investment choices are made by the participant. Based on market performance, dividends and interest are credited to participants’ accounts from the funds that the participant has elected.

Potential Payments Upon Termination or Change in Control

We do not maintain employment, severance, or change in control agreements with our NEOs outside of the potential acceleration provisions described below with respect to our long-term incentive awards.

Vesting of Long-Term Incentive Awards on Change in Control. All our employees’ and directors’ unvested Rollover RSU Awards (which were the only long-term incentive awards held by our NEOs as of December 31, 2022) will vest if a change in control occurs as defined in their respective award agreements. These agreements are subject to the provisions of the 2013 LTIP and 2022 LTIP. The 2013 LTIP and 2022 LTIP contain customary change in control provisions, which were not triggered by the going private transaction.

Listed in the following table is the value of unvested Rollover RSU Awards held by our NEOs as of December 31, 2022, which would fully vest and be immediately available in the event of a change in control under the 2013 LTIP and/or 2022 LTIP. The table assumes a change in control occurred on December 31, 2022, and the value used for purposes of this table’s calculations is the Rollover Value, since our shares stopped trading on the NYSE on November 23, 2022:

Name	Change in Control Vesting of Restricted Stock ($)	Termination Payment ($)	Total ($)
William B. Berry	$57,482,989	—	$57,482,989**
Robert D. Lawler	13,766,684	—	13,766,684
John D. Hart	19,028,159	—	19,028,159
Shelly Lambertz	8,257,633	—	8,257,633
James R. Webb	9,657,291	—	9,657,291

** Mr. Berry will forfeit $38,044,359 of the value shown in table as a result of his retirement and the forfeiture of the shares scheduled to vest in 2024 and 2025.

William Berry Retirement. Mr. Berry received the bonus earned during 2022, paid in February of 2023 as described above, following his retirement as an executive officer on December 31, 2022. The amount received by Mr. Berry in connection with the bonus is the same as he would have received if he had remained in the position he held at the date of his retirement. At the time Mr. Berry was hired, the Company agreed to provide him customary loss protection on the purchase of a home near the Company’s offices in Oklahoma City. The loss protection resulted in no costs to the Company during 2022, and the amount of the Company’s obligation, if any, in connection with this item is not determinable at this time. The Company believes it unlikely Mr. Berry will incur any future losses as a result of his home purchase.

Distributions in Connection with DCP. Under the terms of our DCP, distributions of deferred compensation and accelerated vesting of Company contributions may occur in connection with change of control or a participant’s termination. A description of such distributions and accelerated vesting, as well as the circumstances triggering these events with respect to Mr. Hart appears above on pages 16 and 17 in the description of our DCP appearing under the heading “Description of Deferred Compensation Plan.” Amounts received in connection with any distribution may differ from the amounts set forth in the “Aggregate Balance at End of 2022” solely due to the lapse of time between the calculation as of December 31, 2022, and the distribution date.

Director Compensation

General

Prior to the completion of the going private transaction, the Compensation Committee annually reviewed the total compensation paid to our non-employee directors. The purpose of the review was to ensure the level of compensation was appropriate to attract and retain a diverse group of directors with the breadth of experience necessary to perform our Board’s duties, and to fairly compensate our directors for their service.

2022 Director Compensation Table

The following table summarizes the compensation of non-employee directors for the year ended December 31, 2022:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)(3)	Other ($)(4)	Total ($)
Harold G. Hamm	$291,000	$613,999	$98,695	$1,003,694
Lon McCain	197,000	204,644	—	401,644
John T. McNabb, II	101,385	204,644	—	306,029
Mark E. Monroe	113,305	204,644	—	317,949
Joffrey R. Pryor	16,305	—	—	16,305
Timothy G. Taylor	204,385	204,644	—	409,029

(1) This table lists the individuals who served as non-employee directors during all or part of 2022. As a result of the going private transaction, Mr. McCain, Mr. McNabb, and Mr. Taylor served as non-employee directors through November 22, 2022. Mr. Monroe continued as an outside director after the going private transaction and he remained in that role through the end of 2022. Mr. Pryor started serving as an outside director on November 22, 2022, and he also remained in that role through the end of 2022. The compensation reported in the table above reflects the period during which the individuals described above served as non-employee directors. Mr. McCain and Mr. Taylor, each received a special retainer of $100,000 for serving as members of a special independent committee in connection with the going private transaction. Directors who are also full-time employees receive no compensation for serving as directors. As a result, the compensation information for Mr. Berry and Ms. Lambertz is not reported in the table above. Mr. Berry’s and Ms. Lambertz’s compensation for their service as executive officers during 2022 is fully reported within the Summary Compensation Table at page 13. Mr. Hamm was a non-employee director up to November 22, 2022, at which time his role changed to employee Executive Chairman, in connection with the completion of the going private transaction. After the completion of the going private compensation, Mr. Hamm did not receive any additional cash or long-term incentive compensation for his service as the employee Executive Chairman through the end of the year. As a result, amounts shown for Mr. Hamm in the “Fees Earned or Paid in Cash” column and “Stock Awards” column in the table above only reflect the compensation paid to him as a non-employee director. The amount shown for Mr. Hamm in the “Other” column above reflects all such compensation received by Mr. Hamm during 2022.

(2) In connection with the going private transactions, all outstanding restricted stock awards held by non-employee directors were converted into Rollover RSU Awards on the same basis as described above with respect to employees, with the exception of adjustments to vesting terms described below. The amounts under “Stock Awards” for 2022 reflect the following: (x) the 2022 RS Value; and (y) the 2022 Added Value. For Mr. Hamm the 2022 amount reported consists of the following: $613,583 for the 2022 RS Value and $416 of 2022 Added Value for the award vesting on 5/1/23 (later accelerated to 1/16/23). For each of the other directors (other than Mr. Pryor) the amount reported consists of the following: $204,567 for the 2022 RS Value and $77 of 2022 Added Value for the award vesting on 5/1/23 (later accelerated to 11/22/22). Mr. Pryor didn’t receive any stock or other long-term incentive awards in connection with his service. A discussion of the grant date fair value calculation can be found in Note 15 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC. Mr. Hamm received a stock award of 10,405 restricted shares of Common Stock on May 19, 2022 (which was later converted to a Rollover RSU Award), with an original vesting date of May 1, 2023, but the vesting of which was accelerated in connection with the going private transaction as described above. Each of the other directors listed above received a stock award of 3,469 shares on May 19, 2022 (which was later converted to a Rollover RSU Award), with an original vesting date of May 1, 2023, but the vesting of which was accelerated in connection with the going private transaction as described above. The value accelerated was prorated to reflect time served as director through November 22, 2022, which resulted in the acceleration of value equivalent to 1,937 shares. Any shares not accelerated were forfeited.

(3) On December 31, 2022, none of the directors listed above, other than Mr. Hamm, had any unvested Rollover RSU Awards, as a result of the accelerated vesting of such awards to 11/22/22, as described above. Mr. Hamm’s Rollover RSU Award of 10,405 shares was outstanding on December 31, 2022 (but is not outstanding at the time of this filing, as a result of the acceleration to 1/16/23 described above).

(4) Includes $96,280 for personal aircraft use, $1,926 for vehicle use and $489 for industry club membership. See Footnote 3 to the Summary Compensation Table on page 14 above for an explanation of how we calculate the incremental cost for these items.

2022 Retainers/Fees

During 2022, up to the completion of the going private transaction on November 22, 2022, the retainer structure provided that all non-employee directors, other than the Chairman, received a base annual retainer of $97,000. Prior to the completion of the going private transaction, Mr. Hamm received an annual retainer of $291,000 in connection with his service as Chairman. Mr. Hamm also received access to a personal automobile and use of the Company’s aircraft through all of 2022. During this time, the Lead director also received an annual retainer of $12,000. In addition to the foregoing, both Mr. McCain and Mr. Taylor each received a special retainer of $100,000 for serving as members of a special independent committee in connection with the going private transaction.

Following the completion of the going private transaction, a revised annual retainer fee of $150,000 for non-employee directors was adopted by our Board, which was the only compensation payable to non-employee directors. The elimination of the long-term incentive component of the director compensation program (formerly represented by restricted stock awards) resulted in non-employee directors receiving less total annual compensation for their service relative to the structure in place prior to the going private transaction. The amount of the total compensation payable to non-employee directors was reduced to reflect the lower risks associated with serving as a director of a privately held company. Each of Mr. Monroe and Mr. Pryor received $16,305 for their service as directors from November 22, 2022, through December 31, 2022. Mr. Hamm received no additional compensation, other than access to a personal automobile, personal use of the Company’s aircraft and a club membership as described above, for his service as Executive Chairman during the same period.

Any applicable annual retainer was paid quarterly on a pro-rata basis, and the amounts appearing in the table above reflect the retainer rate applicable to the quarter in which it was paid.

Long-Term Incentive Awards

For a discussion of the long-term incentive awards made to non-employee directors in 2022, please see Notes 2 and 3 to the 2022 Director Compensation Table above.

Indemnification Agreements

Our officers, directors, and certain other employees have entered into customary indemnification agreements with us, pursuant to which we have agreed to indemnify our officers and directors to the fullest extent permitted by law.

Risk Assessment Related to our Compensation Structure

We believe our executive compensation program is appropriately structured and not reasonably likely to result in risks that could have a material adverse effect on us. We believe our approach of subjectively evaluating performance results of each executive assists in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives. Several features of our programs reflect sound risk management practices. We believe we have allocated our compensation among base salary and short and long-term compensation opportunities in such a way as to discourage excessive risk-taking. Further, one of the primary factors we take into consideration in setting compensation is the performance of the Company as a whole. This is based on our belief that applying Company-wide metrics encourages decision-making that is in the best long-term interests of the Company and our shareholders as a whole. Finally, the time-based vesting over a multi-year period for our long-term incentive awards ensures our employees’ interests align with those of our shareholders for the long-term performance of our Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

Not Applicable.

Security Ownership of Directors, Executive Officers, and Certain Beneficial Owners

As a result of the completion of the going private transaction on November 22, 2022, the Company is 100% owned by Mr. Hamm, members of his family and entities related to them. As a result, none of our directors and/or executive officers who are not members of the Hamm family have any security ownership reportable to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions

Prior to the completion of the going-private transaction, our Audit Committee (then composed of independent directors meeting applicable NYSE and SEC requirements) reviewed related party transactions, as required by the terms of the Audit Committee charter then in place, and recommended approval or disapproval to the Board of any such transaction. During this time, the Audit Committee recommended for approval only those related party transactions that were, in its business judgment, in our best interests and on terms no less favorable to us than we could have achieved with an unaffiliated party. Following the completion of the going private transaction, an Audit Committee composed of Mr. Lawler and Ms. Lambertz was voluntarily established for the purpose of reviewing related party transactions as a matter of sound corporate governance and to provide oversight to ensure that any transactions with related parties meet existing covenant requirements pertaining to affiliate transactions set forth in our senior credit facility and term loan agreements. The standard for review and approval of related party transactions under our current structure is substantially the same as applied prior to the going private transaction. None of transactions reviewed by the Audit Committee prior to the going private transaction or evaluated under the procedures in place after the going private transaction are transactions in which the related party had a direct or indirect material interest, and so are not discussed in detail in this filing.

Director Independence Determination

As a result of the going private transaction, the Company’s directors are not subject to any independence standards. Since all of our current directors are also members of our management team, they would generally not constitute independent directors under such standards.

Item 14. Principal Accountant Fees and Services

Grant Thornton served as our independent registered public accounting firm during 2022 and 2021. The aggregate fees for various services performed by Grant Thornton for the years ended December 31, 2022, and 2021 are set forth below:

	2022	2021
Audit Fees	$1,107,000	$1,080,352
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,107,000	$1,080,352

Fees for audit services include fees associated with our annual consolidated and subsidiary audits, the review of our quarterly reports on Form 10-Q, Sarbanes Oxley Act compliance review, accounting consultations, and services normally provided by the accounting firm in connection with statutory or regulatory filings. Audit fees for 2022 include amounts incurred in connection with the preparation of consents.

As necessary, the Audit Committee considers whether the provision of non-audit services by Grant Thornton is compatible with maintaining auditor independence and has adopted a policy that requires pre-approval of all audit and non-audit services. Such policy requires the Audit Committee to approve services and fees in advance and requires documentation regarding the specific services to be performed. All 2022 audit fees were approved in advance in accordance with the Audit Committee’s policies.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements

The consolidated financial statements of Continental Resources, Inc. and Subsidiaries and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8 of the Original 2022 10-K. Reference is made to the accompanying Index to Consolidated Financial Statements.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, or the required information is presented in the financial statements or the notes thereto.

(3) Index to Exhibits

The exhibits required to be filed or furnished pursuant to Item 601 of Regulation S-K are set forth below.

3.1

Conformed version of Fifth Amended and Restated Certificate of Incorporation of Continental Resources, Inc., filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2022 (Commission File No. 001-32886) filed February 22, 2023, and incorporated herein by reference.

3.2

Fifth Amended and Restated Bylaws of Continental Resources, Inc., filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2022 (Commission File No. 001-32886) filed February 22, 2023, and incorporated herein by reference.

4.1

Indenture dated as of April 5, 2013, among Continental Resources, Inc., Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC and Wilmington Trust, National Association, as trustee, filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended March 31, 2018 (Commission File No. 001-32886) filed May 2, 2018, and incorporated herein by reference.

4.2

Indenture dated as of May 19, 2014, among Continental Resources, Inc., Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC and Wilmington Trust, National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed May 22, 2014, and incorporated herein by reference.

4.3

Indenture dated as of December 8, 2017, among Continental Resources, Inc., Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, The Mineral Resources Company and Wilmington Trust, National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed December 12, 2017, and incorporated herein by reference.

4.4

Indenture dated as of November 25, 2020, among Continental Resources, Inc., Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, The Mineral Resources Company and Wilmington Trust, National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed November 25, 2020, and incorporated herein by reference.

4.5

Indenture dated as of November 22, 2021, among Continental Resources, Inc., Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, The Mineral Resources Company and Wilmington Trust, National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed November 22, 2021, and incorporated herein by reference.

10.1†

Form of Indemnification Agreement between Continental Resources, Inc. and each of the directors, executive officers and advisory board members, filed as Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2022 (Commission File No. 001-32886) filed February 22, 2023, and incorporated herein by reference.

10.2

Revolving Credit Agreement dated October 29, 2021 among Continental Resources, Inc., as borrower, and its subsidiaries Banner Pipeline Company L.L.C., CLR Asset Holdings, LLC and The Mineral Resources Company as guarantors, MUFG Union Bank, N.A., as Administrative Agent, MUFG Union Bank, N.A., BofA Securities, Inc., Mizuho Bank, Ltd., TD Securities (USA) LLC, U.S. Bank National Association, Royal Bank of Canada, Wells Fargo Securities, LLC, and Truist Securities, Inc. as Joint Lead Arrangers and Joint Bookrunners, and the other lenders named therein filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed November 3, 2021, and incorporated herein by reference.

10.3

Amendment No. 1 and Agreement dated August 24, 2022 among Continental Resources, Inc., as borrower, and its subsidiaries Banner Pipeline Company L.L.C., CLR Asset Holdings, LLC, The Mineral Resources Company, Continental Innovations LLC, SCS1 Holdings LLC, Jagged Peak Energy LLC, and Parsley SoDe Water LLC, as guarantors, MUFG Bank, Ltd. (as successor to MUFG Union Bank, N.A.), as Administrative Agent, the lenders party thereto and the Issuing Banks, filed as Exhibit (d)(16) to the Schedule TO (Commission File No. 005-82887) filed October 24, 2022, and incorporated herein by reference.

10.4

Term Loan Agreement, dated as of November 10, 2022, by and among Continental Resources, Inc., as borrower, and MUFG Bank, LTD., as administrative agent, and the banks and other financial institutions party thereto as lenders filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed November 10, 2022, and incorporated herein by reference.

10.5

Amendment No. 2 to Revolving Credit Agreement, dated as of November 10, 2022, by and among (i) Continental Resources, Inc., as borrower, (ii) Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, The Mineral Resources Company, Continental Innovations LLC, SCS1 Holdings LLC, Jagged Peak Energy LLC and Parsley SoDe Water LLC, as guarantors, (iii) MUFG Bank, LTD., as administrative agent, and (iv) the banks and other financial institutions party thereto as lenders filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed November 10, 2022, and incorporated herein by reference.

10.6†

Continental Resources, Inc. Deferred Compensation Plan filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2018 (Commission File No. 001-32886) filed October 29, 2018, and incorporated herein by reference.

10.7†

First Amendment to the Continental Resources, Inc. Deferred Compensation Plan filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 001-32886) filed May 8, 2014, and incorporated herein by reference.

10.8†

Second Amendment to the Continental Resources, Inc. Deferred Compensation Plan adopted and effective as of May 23, 2014, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-196944) filed June 20, 2014, and incorporated herein by reference.

10.9†

Third Amended and Restated Continental Resources, Inc 2013 Long-Term Incentive Plan, filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2022 (Commission File No. 001-32886) filed February 22, 2023, and incorporated herein by reference.

10.10†

Continental Resources, Inc. Second Amended and Restated 2022 Long-Term Incentive Plan, filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2022 (Commission File No. 001-32886) filed February 22, 2023, and incorporated herein by reference.

10.11†

Replacement Restricted Stock Unit Agreement – Employee Agreement for Continental Resources, Inc. 2013 Long-Term Incentive Plan and 2022 Long-Term Incentive Plan, filed as Exhibit 10.11 to the Company’s Form

10-K for the year ended December 31, 2022 (Commission File No. 001-32886) filed February 22, 2023, and incorporated herein by reference.
10.12†

Cash Award Agreement – Continental Resources, Inc. Second Amended and Restated 2022 Long-Term Incentive Plan, filed as Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2022 (Commission File No. 001-32886) filed February 22, 2023, and incorporated herein by reference.

21

Subsidiaries of Continental Resources, Inc., filed as Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2022 (Commission File No. 001-32886) filed February 22, 2023, and incorporated herein by reference.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241)
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241)
32**

Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), filed as Exhibit 32 to the Company’s Form 10-K for the year ended December 31, 2022 (Commission File No. 001-32886) filed February 22, 2023, and incorporated herein by reference.

99

Report of Ryder Scott Company, L.P., Independent Petroleum Engineers and Geologists, filed as Exhibit 99 to the Company’s Form 10-K for the year ended December 31, 2022 (Commission File No. 001-32886) filed February 22, 2023, and incorporated herein by reference.

104*	Cover Page Interactive Data File (formatted as Inline XBRL)

* Filed herewith

** Previously furnished

† Management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Continental Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL RESOURCES, INC.

By: /s/ ROBERT D. LAWLER

Name: Robert D. Lawler

Title: President and Chief Executive Officer

Date: April 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Continental Resources, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harold G. Hamm	Executive Chairman of the Board and Director	April 21, 2023
Harold G. Hamm

/s/ Robert D. Lawler	President, Chief Executive Officer and Director
Robert D. Lawler	(Principal Executive Officer)	April 21, 2023

/s/ John D. Hart	Chief Financial Officer and Executive Vice President of
John D. Hart	Strategic Planning	April 21, 2023
(Principal Financial and Accounting Officer)

/s/ Shelly Lambertz	Executive Vice President, Chief Culture and	April 21, 2023
Shelly Lambertz	Administrative Officer and Director