Form 10-Q
period 2023-03-31
CONTINENTAL RESOURCES, INC
filed 2023-05-08
CIK 732834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of March 31, 2023, there are no publicly traded common shares of Continental Resources, Inc.

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

“Net crude oil, natural gas, and natural gas liquids sales” Represents total crude oil, natural gas, and natural gas liquids sales less total transportation expenses. Net crude oil, natural gas, and natural gas liquids sales presented herein are non-GAAP measures. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures for a discussion and calculation of this measure.

“Net sales price” Represents the average net wellhead sales price received by the Company for its sales after deducting transportation expenses. Net sales price is calculated by taking revenues less transportation expenses divided by sales volumes for a period. Net sales prices presented herein are non-GAAP measures. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures for a discussion and calculation of this measure.

“NGL” or “NGLs” Refers to natural gas liquids, which are hydrocarbon products that are separated during natural gas processing and include ethane, propane, isobutane, normal butane, and natural gasoline.

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
•
geopolitical events and conditions in, or affecting other, crude oil-producing and natural gas-producing nations;
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

Forward-looking statements are based on the Company’s current expectations and assumptions about future events and currently available information as to the outcome and timing of future events. Although the Company believes these assumptions and expectations are reasonable, they are inherently subject to numerous business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. No assurance can be given that such expectations will be correct or achieved or that the assumptions are accurate or will not change over time. The risks and uncertainties that may affect the operations, performance and results of the business and forward-looking statements include, but are not limited to, those risk factors and other cautionary statements described under Part II, Item 1A. Risk Factors and elsewhere in this report, if any, our Annual Report on Form 10-K for the year ended December 31, 2022, and other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which such statement is made. Additionally, new factors emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described in this report or our Annual Report on Form 10-K for the year ended December 31, 2022 occur, or should underlying assumptions prove incorrect, the Company’s actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements are expressly qualified in their entirety by this cautionary statement.

Except as expressly stated above or otherwise required by applicable law, the Company undertakes no obligation to publicly correct or update any forward-looking statement whether as a result of new information, future events or circumstances after the date of this report, or otherwise.

PART I. Financial Information

ITEM 1. Financial Statements

Continental Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
In thousands, except par values and share data	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,565	$137,788
Receivables:
Crude oil, natural gas, and natural gas liquids sales	1,058,252	1,313,538
Joint interest and other	460,337	458,391
Allowance for credit losses	(5,285)	(5,514)
Receivables, net	1,513,304	1,766,415
Derivative assets	245,891	39,280
Inventories	192,933	173,264
Prepaid expenses and other	32,347	27,508
Total current assets	2,040,040	2,144,255
Net property and equipment, based on successful efforts method of accounting	19,120,782	18,471,914
Investment in unconsolidated affiliates	210,142	210,805
Operating lease right-of-use assets	25,318	25,158
Derivative assets, noncurrent	6,180	3,548
Other noncurrent assets	17,212	22,670
Total assets	$21,419,674	$20,878,350
Liabilities and equity
Current liabilities:
Accounts payable trade	$1,026,928	$850,547
Revenues and royalties payable	658,113	882,256
Accrued liabilities and other	274,175	343,777
Current portion of incentive compensation liability	80,966	125,653
Current portion of income tax liabilities	291,212	152,149
Derivative liabilities	—	88,136
Current portion of operating lease liabilities	4,806	4,086
Current portion of long-term debt	638,379	638,058
Total current liabilities	2,974,579	3,084,662
Long-term debt, net of current portion	7,373,823	7,571,582
Other noncurrent liabilities:
Deferred income tax liabilities, net	2,639,005	2,538,312
Incentive compensation liability, net of current portion	16,360	100,066
Asset retirement obligations, net of current portion	259,353	257,152
Derivative liabilities, noncurrent	99,653	133,363
Operating lease liabilities, net of current portion	19,454	20,055
Other noncurrent liabilities	29,475	43,550
Total other noncurrent liabilities	3,063,300	3,092,498
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized
299,610,267 shares issued and outstanding at March 31, 2023;
299,610,267 shares issued and outstanding at December 31, 2022;	2,996	2,996
Retained earnings	7,639,087	6,754,174
Total shareholders’ equity attributable to Continental Resources	7,642,083	6,757,170
Noncontrolling interests	365,889	372,438
Total equity	8,007,972	7,129,608
Total liabilities and equity	$21,419,674	$20,878,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three months ended March 31,
In thousands, except per share data	2023	2022
Revenues:
Crude oil, natural gas, and natural gas liquids sales	$1,791,720	$2,274,261
Gain (loss) on derivative instruments, net	382,779	(475,938)
Crude oil and natural gas service operations	19,354	17,915
Total revenues	2,193,853	1,816,238

Operating costs and expenses:
Production expenses	181,986	137,280
Production and ad valorem taxes	136,175	158,365
Transportation, gathering, processing, and compression	77,869	74,849
Exploration expenses	3,378	13,017
Crude oil and natural gas service operations	17,832	8,561
Depreciation, depletion, amortization and accretion	476,454	459,029
Property impairments	13,074	24,248
General and administrative expenses	63,271	74,837
Net (gain) loss on sale of assets and other	(186)	(165)
Total operating costs and expenses	969,853	950,021
Income from operations	1,224,000	866,217
Other income (expense):
Interest expense	(99,681)	(72,555)
Other	1,754	(1,227)
	(97,927)	(73,782)
Income before income taxes	1,126,073	792,435
Provision for income taxes	(239,756)	(191,084)
Income before equity in net loss of affiliate	886,317	601,351
Equity in net loss of affiliate	(663)	—
Net income	885,654	601,351
Net income attributable to noncontrolling interests	1,357	3,594
Net income attributable to Continental Resources	$884,297	$597,757

Net income per share attributable to Continental Resources:
Basic	$2.95	$1.67
Diluted	$2.95	$1.65

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

Three Months Ended March 31, 2023
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2022	299,610,267	$2,996	$—	$—	$6,754,174	$6,757,170	$372,438	$7,129,608
Net income	—	—	—	—	884,297	884,297	1,357	885,654
Change in dividends payable	—	—	—	—	616	616	—	616
Contributions from noncontrolling interests	—	—	—	—	—	—	2,526	2,526
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,432)	(10,432)
Balance at March 31, 2023	299,610,267	$2,996	$—	$—	$7,639,087	$7,642,083	$365,889	$8,007,972

Three Months Ended March 31, 2022
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2021	364,297,520	$3,643	$1,131,602	$—	$6,340,211	$7,475,456	$380,869	$7,856,325
Net income	—	—	—	—	597,757	597,757	3,594	601,351
Cash dividends declared	—	—	—	—	(83,766)	(83,766)	—	(83,766)
Change in dividends payable	—	—	—	—	(19)	(19)	—	(19)
Common stock repurchased	—	—	—	(99,855)	—	(99,855)	—	(99,855)
Common stock retired	(1,842,422)	(18)	(99,837)	99,855	—	—	—	—
Stock-based compensation	—	—	29,230	—	—	29,230	—	29,230
Restricted stock:
Granted	1,296,028	13	—	—	—	13	—	13
Repurchased and canceled	(481,024)	(5)	(26,018)	—	—	(26,023)	—	(26,023)
Forfeited	(144,017)	(2)	—	—	—	(2)	—	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,803	1,803
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,614)	(8,614)
Balance at March 31, 2022	363,126,085	$3,631	$1,034,977	$—	$6,854,183	$7,892,791	$377,652	$8,270,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
In thousands	2023	2022
Cash flows from operating activities
Net income	$885,654	$601,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	479,602	459,286
Property impairments	13,074	24,248
Non-cash (gain) loss on derivatives	(331,089)	453,698
Stock/incentive-based compensation	968	29,257
Provision for deferred income taxes	100,693	94,982
Equity in net loss of affiliate	663	—
Dry hole costs	—	10,425
Net (gain) loss on sale of assets and other	(186)	(165)
Other, net	3,988	5,360
Changes in assets and liabilities:
Accounts receivable	253,744	(481,812)
Inventories	(19,669)	(49,737)
Other current assets	(3,191)	(6,626)
Accounts payable trade	61,761	59,981
Revenues and royalties payable	(223,212)	185,859
Accrued liabilities and other	(67,713)	24,513
Current incentive compensation liability	(129,362)	—
Current income taxes liability	139,063	95,957
Other noncurrent assets and liabilities	(14,950)	(1,960)
Net cash provided by operating activities	1,149,838	1,504,617
Cash flows from investing activities
Exploration and development	(863,989)	(523,652)
Purchase of producing crude oil and natural gas properties	(97,550)	(441,929)
Purchase of other property and equipment	(60,374)	(11,069)
Proceeds from sale of assets	1,223	584
Contributions to unconsolidated affiliates	—	(64,928)
Net cash used in investing activities	(1,020,690)	(1,040,994)
Cash flows from financing activities
Credit facility borrowings	1,073,000	899,000
Repayment of credit facility	(1,272,000)	(1,164,000)
Repayment of other debt	(597)	(576)
Debt issuance costs	(241)	(101)
Contributions from noncontrolling interests	1,872	2,778
Distributions to noncontrolling interests	(11,354)	(8,235)
Repurchase of common stock prior to take-private transaction	—	(99,855)
Repurchase of restricted stock for tax withholdings	—	(26,023)
Dividends paid on common stock	(2,051)	(83,235)
Net cash used in financing activities	(211,371)	(480,247)
Net change in cash and cash equivalents	(82,223)	(16,624)
Cash and cash equivalents at beginning of period	137,788	20,868
Cash and cash equivalents at end of period	$55,565	$4,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Business

Nature of Business

Continental Resources, Inc. (the “Company”) was formed in 1967 and is incorporated under the laws of the State of Oklahoma. The Company’s principal business is the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. Additionally, the Company pursues the acquisition and management of perpetually owned minerals located in certain of its key operating areas. For the three months ended March 31, 2023, crude oil accounted for 51% of the Company’s total production and 77% of its crude oil, natural gas, and natural gas liquids revenues.

2022 Take-Private Transaction

On October 16, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omega Acquisition, Inc. (“Merger Sub”), an entity owned by the Company’s founder, Harold G. Hamm. Pursuant to the Merger Agreement, on November 22, 2022 Merger Sub completed a tender offer to purchase any and all of the outstanding shares of the Company’s common stock for $74.28 per share in cash, other than: (i) shares of common stock owned by Mr. Hamm, certain of his family members and their affiliated entities (collectively, the “Hamm Family”) and (ii) shares of common stock underlying unvested equity awards issued pursuant to the Company’s long-term incentive plans. Immediately prior to the consummation of the Offer, Mr. Hamm contributed 100% of the capital stock of Merger Sub to the Company, as a result of which Merger Sub became a wholly owned subsidiary of the Company. Following consummation of the Offer, Merger Sub merged with and into the Company, with the Company continuing as the surviving corporation wholly owned by the Hamm Family. As of March 31, 2023, the Hamm Family holds approximately 299.6 million shares of common stock of the Company.

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

This report has been prepared pursuant to rules and regulations applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”), although the Company believes the disclosures are adequate to make the information not misleading. You should read this Quarterly Report on Form 10-Q (“Form 10-Q”) together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.

The condensed consolidated financial statements as of March 31, 2023 and for the three month periods ended March 31, 2023 and 2022 are unaudited. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited balance sheet included in the 2022 Form 10-K. The Company evaluated its March 31, 2023 financial statements for subsequent events through May 8, 2023, the date the financial statements were available to be issued.

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

Earnings per share

Basic net income per share is computed by dividing net income attributable to the Company by the weighted-average number of shares outstanding for the period. Prior to the Hamm Family's take-private transaction, in periods where the Company had net income, diluted earnings per share reflected the potential dilution of non-vested restricted stock awards, which was calculated using the

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

treasury stock method. The following table presents the calculation of basic and diluted weighted average shares outstanding and net income per share attributable to the Company for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
In thousands, except per share data	2023	2022
Net income attributable to Continental Resources (numerator)	$884,297	$597,757
Weighted average shares (denominator):
Weighted average shares - basic	299,610	358,171
Non-vested restricted stock and long-term incentive awards (1)	—	4,204
Weighted average shares - diluted	299,610	362,375
Net income per share attributable to Continental Resources:
Basic	$2.95	$1.67
Diluted	$2.95	$1.65

(1)
At March 31, 2023, the Company's outstanding long-term incentive awards are expected to be paid in cash, not common stock, upon vesting and are classified as liability awards pursuant to ASC Topic 718, Compensation—Stock Compensation. As a result, no potential dilutive effect for the awards is presented for the three months ended March 31, 2023.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Property Acquisitions

2023

In March 2023, the Company acquired oil and gas properties in the Anadarko Basin of Oklahoma for cash consideration of $178 million. As of March 31, 2023, the Company was continuing to evaluate the allocation between proved and unproved properties.

2022

In March 2022, the Company acquired oil and gas properties in the Powder River Basin of Wyoming for cash consideration of $403 million.

Note 4. Supplemental Cash Flow Information

The following table discloses supplemental cash flow information about cash paid for interest and income tax payments and refunds. Also disclosed is information about investing activities that affects recognized assets and liabilities but does not result in cash receipts or payments.

	Three months ended March 31,
In thousands	2023	2022
Supplemental cash flow information:
Cash paid for interest	$94,875	$66,794
Cash paid for income taxes	—	145
Cash received for income tax refunds	2	—
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	477	14,055

As of March 31, 2023 and December 31, 2022, the Company had $459.7 million and $344.9 million, respectively, of accrued capital expenditures included in “Net property and equipment” with an offsetting amount in “Accounts payable trade” in the condensed consolidated balance sheets.

Note 5. Revenues

The following table presents the disaggregation of the Company's crude oil and natural gas revenues by operating area for the three months ended March 31, 2023 and 2022. Sales of natural gas and NGLs are combined, as a substantial majority of the Company's natural gas sales contracts represent wellhead sales of unprocessed gas.

	Three months ended March 31, 2023			Three months ended March 31, 2022
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken	$796,920	$152,885	$949,805	$963,317	$239,868	$1,203,185
Anadarko Basin	200,981	220,220	421,201	281,163	343,358	624,521
Powder River Basin	100,748	14,257	115,005	79,915	8,292	88,207
Permian Basin	243,605	18,854	262,459	262,383	38,425	300,808
All other	43,182	68	43,250	57,069	471	57,540
Crude oil, natural gas, and natural gas liquids sales	$1,385,436	$406,284	$1,791,720	$1,643,847	$630,414	$2,274,261

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

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

quotations, and, in the case of collars, volatility, the risk-free interest rate, and the time to expiration. The calculation of the fair value of collars requires the use of an option-pricing model. See Note 7. Fair Value Measurements.

At March 31, 2023 the Company had outstanding derivative contracts as set forth in the tables below.

Natural gas derivatives
			Weighted Average Hedge Price ($/MMBtu)
Period and Type of Contract	Average Volumes Hedged		Basis Swaps	Swaps	Floor	Ceiling
April 2023 - December 2023
Basis Swaps - NGPL TXOK	75,000	MMBtus/day	$(0.17)
April 2023 - June 2023
Swaps - Henry Hub	615,000	MMBtus/day		$3.49
Swaps - WAHA	55,000	MMBtus/day		$2.81
July 2023 - Sept 2023
Swaps - Henry Hub	615,000	MMBtus/day		$3.49
Swaps - WAHA	70,000	MMBtus/day		$2.74
October 2023 - December 2023
Swaps - Henry Hub	420,000	MMBtus/day		$3.70
Collars - Henry Hub	200,000	MMBtus/day			$3.12	$4.09
Swaps - WAHA	70,000	MMBtus/day		$2.74
January 2024 - December 2024
Swaps - Henry Hub	618,000	MMBtus/day		$3.44
Collars - Henry Hub	50,000	MMBtus/day			$3.12	$4.09
Swaps - WAHA	42,000	MMBtus/day		$3.08
January 2025 - December 2025
Swaps - Henry Hub	477,000	MMBtus/day		$3.93
January 2026 - December 2026
Swaps - Henry Hub	330,000	MMBtus/day		$4.16

Crude oil derivatives			Weighted Average Hedge Price ($/Bbl)
Period and Type of Contract	Average Volumes Hedged		Roll Swaps	Fixed Swaps
April 2023 - December 2023
Roll Swaps - NYMEX	12,000	Bbls/day	$1.07
Fixed Swaps - WTI	60,000	Bbls/day		$78.62
January 2024 - March 2024
Fixed Swaps - WTI	52,000	Bbls/day		$77.92

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

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

continued to be held at period end and the reversal of previously recognized non-cash gains or losses on derivative contracts that matured during the period.

	Three months ended March 31,
In thousands	2023	2022
Cash received (paid) on derivatives:
Crude oil fixed price swaps	$5,098	$—
Crude oil NYMEX roll swaps	1,400	(1,480)
Natural gas basis swaps	1,357	(72)
Natural gas WAHA swaps	12	—
Natural gas fixed price swaps	15,702	(4,229)
Natural gas collars	24,380	—
Natural gas 3-way collars	3,741	(16,459)
Cash received (paid) on derivatives, net	51,690	(22,240)
Non-cash gain (loss) on derivatives:
Crude oil fixed price swaps	78,539	—
Crude oil NYMEX roll swaps	(608)	(7,640)
Natural gas basis swaps	(6,741)	6,113
Natural gas WAHA swaps	15,671	(13,677)
Natural gas fixed price swaps	215,692	(327,676)
Natural gas collars	29,134	(98,236)
Natural gas 3-way collars	(598)	(12,582)
Non-cash gain (loss) on derivatives, net	331,089	(453,698)
Gain (loss) on derivative instruments, net	$382,779	$(475,938)

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

In thousands	March 31, 2023	December 31, 2022
Commodity derivative assets:
Gross amounts of recognized assets	$268,178	$50,559
Gross amounts offset on balance sheet	(16,107)	(7,731)
Net amounts of assets on balance sheet	252,071	42,828
Commodity derivative liabilities:
Gross amounts of recognized liabilities	(115,760)	(229,230)
Gross amounts offset on balance sheet	16,107	7,731
Net amounts of liabilities on balance sheet	$(99,653)	$(221,499)

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed consolidated balance sheets.

In thousands	March 31, 2023	December 31, 2022
Derivative assets	$245,891	$39,280
Derivative assets, noncurrent	6,180	3,548
Net amounts of assets on balance sheet	252,071	42,828
Derivative liabilities	—	(88,136)
Derivative liabilities, noncurrent	(99,653)	(133,363)
Net amounts of liabilities on balance sheet	(99,653)	(221,499)
Total derivative assets (liabilities), net	$152,418	$(178,671)

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Fair Value Measurements

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

The following tables summarize the valuation of derivative instruments by pricing levels that were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

	Fair value measurements at March 31, 2023 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Crude oil fixed price swaps	$—	$90,235	$—	$90,235
Crude oil NYMEX roll swaps	—	2,228	—	2,228
Natural gas basis swaps	—	2,170	—	2,170
Natural gas WAHA swaps	—	35,056	—	35,056
Natural gas fixed price swaps	—	23,913	—	23,913
Natural gas collars	—	(1,184)	—	(1,184)
Total	$—	$152,418	$—	$152,418

	Fair value measurements at December 31, 2022 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Crude oil fixed price swaps	$—	$11,696	$—	$11,696
Crude oil NYMEX roll swaps	—	2,836	—	2,836
Natural gas basis swaps	—	8,910	—	8,910
Natural gas WAHA swaps	—	19,386	—	19,386
Natural gas fixed price swaps	—	(191,779)	—	(191,779)
Natural gas collars	—	(30,318)	—	(30,318)
Natural gas 3-way collars	—	598	—	598
Total	$—	$(178,671)	$—	$(178,671)

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Debt

The Company's debt, net of unamortized discounts, premiums, and debt issuance costs totaling $47.5 million and $49.6 million at March 31, 2023 and December 31, 2022, respectively, consists of the following.

In thousands	March 31, 2023	December 31, 2022
Credit facility	$961,000	$1,160,000
Term Loan	747,328	747,073
Notes payable	19,447	20,041
4.5% Senior Notes due 2023 (1)	635,949	635,648
3.8% Senior Notes due 2024	891,701	891,404
2.268% Senior Notes due 2026	794,428	794,062
4.375% Senior Notes due 2028	993,383	993,076
5.75% Senior Notes due 2031	1,484,239	1,483,843
2.875% Senior Notes due 2032	792,421	792,238
4.9% Senior Notes due 2044	692,306	692,255
Total debt	$8,012,202	$8,209,640
Less: Current portion of long-term debt (1)	638,379	638,058
Long-term debt, net of current portion	$7,373,823	$7,571,582

(1)
The Company repaid in full its 2023 Notes in April 2023 as discussed in Note 11. Subsequent Events.

Credit Facility

The Company has a credit facility, maturing in October 2026, with aggregate lender commitments totaling $2.255 billion. The credit facility is unsecured and has no borrowing base requirement subject to redetermination.

The Company had $961 million of outstanding borrowings on its credit facility at March 31, 2023, a portion of which was incurred to fund a portion of the Hamm Family’s November 2022 take-private transaction. Credit facility borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company’s senior, unsecured, long-term indebtedness. The weighted-average interest rate on outstanding credit facility borrowings at March 31, 2023 was 6.2%.

The Company had approximately $1.29 billion of borrowing availability on its credit facility at March 31, 2023 after considering outstanding borrowings and letters of credit. The Company incurs commitment fees based on currently assigned credit ratings of 0.20% per annum on the daily average amount of unused borrowing availability.

The credit facility contains certain restrictive covenants including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by the sum of net debt plus total shareholders' equity plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014. The Company was in compliance with the credit facility covenants at March 31, 2023.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Senior Notes

The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at March 31, 2023. The Company fully repaid its 2023 Notes in April 2023 as discussed in Note 11. Subsequent Events.

	2023 Notes	2024 Notes	2026 Notes	2028 Notes	2031 Notes	2032 Notes	2044 Notes
Face value (in thousands)	$636,000	$893,126	$800,000	$1,000,000	$1,500,000	$800,000	$700,000
Maturity date	April 15, 2023	June 1, 2024	November 15, 2026	January 15, 2028	January 15, 2031	April 1, 2032	June 1, 2044
Interest payment dates	n/a	June 1, Dec 1	May 15, Nov 15	Jan 15, July 15	Jan 15, Jul 15	April 1, Oct 1	June 1, Dec 1
Make-whole redemption period (1)	n/a	Mar 1, 2024	Nov 15, 2023	Oct 15, 2027	Jul 15, 2030	January 1. 2032	Dec 1, 2043

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

The indentures governing the Company’s senior notes contain covenants that, among other things, limit the Company’s ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, or consolidate, merge or transfer certain assets. These covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at March 31, 2023.

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

Term Loan

In November 2022, the Company borrowed $750 million under a three-year term loan agreement, the proceeds of which were used to fund a portion of the Hamm Family’s November 2022 take-private transaction. The term loan matures in November 2025 and bears interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company’s senior, unsecured, long-term indebtedness. The interest rate on the term loan was 6.3% at March 31, 2023.

The term loan contains certain restrictive covenants including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.0, consistent with the covenant requirement in the Company’s revolving credit facility. The Company was in compliance with the term loan covenants at March 31, 2023.

Note 9. Commitments and Contingencies

Transportation, gathering, and processing commitments – The Company has entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. Certain of the commitments, which have varying terms extending as far as 2031, require the Company to pay per-unit transportation, gathering, or processing charges regardless of the amount of capacity used. Future commitments remaining as of March 31, 2023 under the arrangements amount to approximately $1.06 billion, of which $249 million is expected to be incurred in the remainder of 2023, $291 million in 2024, $164 million in 2025, $139 million in 2026, $136 million in 2027, and $78 million thereafter. A portion of these future costs will be borne by other interest owners. The Company is not committed under the above contracts to deliver fixed and

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

determinable quantities of crude oil or natural gas in the future. These commitments do not qualify as leases under ASC Topic 842 and are not recognized on the Company's balance sheet.

Litigation pertaining to take-private transaction – Transactions such as the Hamm Family’s take-private transaction described in Note 1. Organization and Nature of Business—2022 Take-Private Transaction often attract litigation and demands from minority shareholders.

On April 17, 2023, the following previously filed putative class actions were consolidated under the caption In re Continental Resources, Inc. Shareholder Litigation, Case No. CJ-2022-4162, in the District Court of Oklahoma County, Oklahoma (the “Consolidated Action”):

1.
Walter T. Doggett v. Continental Resources, Inc., et al., Case No. CJ-2022-4162, District Court of Oklahoma County, Oklahoma (originally filed August 25, 2022);
2.
Ralph Donald Turlington, et al. v. Continental Resources, Inc., et al., Case No. CJ-2022-5758, District Court of Oklahoma County, Oklahoma (originally filed November 23, 2022); and
3.
Pembroke Pines Firefighters & Police Officers Pension Fund and Kerry Panozzo v. Harold G. Hamm, et al., Case No. CJ-2023-0831, District Court of Oklahoma County, Oklahoma (originally filed February 14, 2023).

In each of the foregoing cases, the plaintiffs, on behalf of themselves and all other similarly situated former shareholders of the Company, allege that Mr. Hamm, certain trusts established for the benefit of Mr. Hamm and/or his family members, and the Company’s other directors breached their fiduciary duties in the connection with the take-private transaction and seek: (i) monetary damages; (ii) the costs and expenses associated with the lawsuits; and (iii) other equitable relief. A new consolidated petition will be filed or designated by the plaintiffs in the Consolidated Action by May 17, 2023.

In November 2022, the Company received letters from FourWorld Deep Value Opportunities Fund I, LLC, FourWorld Event Opportunities, LP, FW Deep Value Opportunities I, LLC, FourWorld Global Opportunities Fund, Ltd., FourWorld Special Opportunities Fund, LLC, Corbin ERISA Opportunity Fund Ltd., and Quadre Investments, L.P. (collectively, “FourWorld”) demanding appraisal of their respective shares of the Company’s common stock in connection with the take-private transaction. On January 5, 2023, FourWorld filed a petition in the District Court of Oklahoma County, Oklahoma, seeking appraisal of their respective shares of the Company’s common stock in connection with the take-private transaction. On April 28, 2023, the court denied the Company’s request to consolidate the FourWorld action with the Consolidated Action.

On August 11 and October 20, 2022, Pembroke Pines Firefighters & Police Officers Pension Fund (“Pembroke”), a former shareholder, delivered demands (collectively, the “Pembroke Demands”) to the Company requesting the inspection of certain Company books and records purportedly to investigate potential breaches of fiduciary duties by the Company’s directors and senior management in connection with the take-private transaction (the “Pembroke Allegations”). On November 17, 2022, Pembroke filed a petition in the District Court of Pottawatomie County, Oklahoma, against the Company seeking the production of certain Company books and records identified in the Pembroke Demands. The Company produced certain information to Pembroke identified in the Pembroke Demands and on February 17, 2023, Pembroke dismissed its books and records lawsuit without prejudice.

On November 2, 2022, Kevin Barry (“Barry”), a former shareholder, delivered a demand (the “Barry Demand”) to the Company requesting the inspection of certain Company books and records purportedly to investigate the same matters identified in the Pembroke Allegations. On November 18, 2022, Barry filed a petition in the District Court of Oklahoma County, Oklahoma, against the Company seeking the production of certain Company books and records identified in the Barry Demand. The Company produced certain information to Barry identified in the Barry Demand and on March 27, 2023, Barry dismissed his books and records lawsuit without prejudice.

On November 10, 2022, Kerry Panozzo (“Panozzo”), a former shareholder, delivered a demand (the “Panozzo Demand”) to the Company requesting the inspection of certain Company books and records purportedly to investigate the same matters identified in the

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Pembroke Allegations. On November 21, 2022, Panozzo filed a petition in the District Court of Oklahoma County, Oklahoma, against the Company seeking the production of certain Company books and records identified in the Panozzo Demand. The Company produced certain information to Panozzo identified in the Panozzo Demand and on February 27, 2023, Panozzo dismissed his books and records lawsuit without prejudice.

Note 10. Incentive Compensation

Prior to the Hamm Family’s November 2022 take-private transaction, the Company granted restricted stock to employees and directors pursuant to the Continental Resources, Inc. 2013 Long-Term Incentive Plan as amended (“2013 Plan”) and 2022 Long-Term Incentive Plan (“2022 Plan”). As of the November 22, 2022 effective time of the take-private transaction, each unvested restricted stock award previously issued under the 2013 Plan and 2022 Plan that was outstanding immediately prior to the effective time was replaced with a long-term incentive award that provides the holder of such previous award with the right to receive, on the date that such restricted stock award otherwise would have been settled, and at the Company’s sole discretion, either a share of the Company, a cash award designed to provide substantially equivalent value, or any combination of the two. During the three months ended March 31, 2023, the Company granted long-term incentive awards to employees under the 2022 Plan that vest in the first quarter of 2026.

The Company intends to settle all outstanding long-term incentive awards vesting in the future in cash and, thus, the awards are classified as liability awards pursuant to ASC Topic 718, Compensation—Stock Compensation. At March 31, 2023, the Company had recorded a current liability of $81.0 million and a non-current liability of $16.4 million in the captions “Current portion of incentive compensation liability” and “Incentive compensation liability, net of current portion,” respectively, in the consolidated balance sheets associated with the awards. Such amounts reflect the Company’s estimate of expected future cash payments multiplied by the percentage of requisite service periods that employees have completed as of March 31, 2023.

The Company’s incentive compensation liability will be remeasured each reporting period leading up to the applicable award vesting dates to reflect additional services rendered by employees and to reflect changes in expected cash payments arising from underlying changes in the value of the Company based on independent third party appraisals. Changes in the liability will be recorded as increases or decreases to compensation expense. The Company has estimated the number of forfeitures expected to occur in determining the amount of liability and expense to recognize.

Compensation expense associated with the Company’s awards totaled $1.0 million and $29.3 million for the three months ended March 31, 2023 and 2022, respectively, which is included in the caption “General and administrative expenses” in the consolidated statements of income. As of March 31, 2023, there was approximately $166 million of unrecognized liabilities and compensation expense related to unvested awards, which are expected to be recognized over a weighted average period of 1.8 years.

Note 11. Subsequent Events

On April 14, 2023, the Company repaid its outstanding $636 million of 2023 Notes that were scheduled to mature on April 15, 2023. The redemption price was equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date. The aggregate of the principal amount and accrued interest paid upon redemption was $650.3 million.

On April 14, 2023, the Company made cash payments for federal and state income taxes totaling $230 million, representing payments associated with 2022 tax return filing extensions and estimated quarterly payments for 2023 federal and state income taxes based on estimates of taxable income for 2023.

The redemption of the Company's 2023 Notes and cash tax payments described above were funded through the use of cash on hand and credit facility borrowings. As of April 30, 2023, the Company had $1.76 billion of outstanding borrowings on its credit facility.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and our historical consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2022.

The following discussion and analysis includes forward-looking statements and should be read in conjunction with the risk factors described in Part II, Item 1A. Risk Factors included in this report, if any, and in our Form 10-K for the year ended December 31, 2022, along with Cautionary Statement for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 at the beginning of this report, for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

Overview

We are an independent crude oil and natural gas company engaged in the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. Additionally, we pursue the acquisition and management of perpetually owned minerals located in certain of our key operating areas. We derive the majority of our operating income and cash flows from the sale of crude oil, natural gas, and natural gas liquids and expect this to continue in the future. Our corporate internet website is www.clr.com. As discussed in Note 1. Organization and Nature of Business—2022 Take-Private Transaction in Notes to Unaudited Condensed Consolidated Financial Statements, effective November 22, 2022 Continental Resources, Inc. became a privately held corporation and has no publicly available common shares outstanding.

First Quarter 2023 Financial and Operating Metrics

The following table contains financial and operating metrics for the first quarter periods of 2023 and 2022. Average net sales prices exclude any effect of derivative transactions. Per-unit expenses have been calculated using sales volumes.

	Three months ended March 31,
	2023	2022
Average daily production:
Crude oil (Bbl per day)	206,232	194,767
Natural gas (Mcf per day) (1)	1,205,772	1,074,255
Crude oil equivalents (Boe per day)	407,194	373,810
Average net sales prices (2):
Crude oil ($/Bbl)	$72.32	$90.83
Natural gas ($/Mcf) (1)	$3.61	$6.34
Crude oil net sales price discount to NYMEX ($/Bbl)	$(3.74)	$(3.47)
Natural gas net sales price premium to NYMEX ($/Mcf) (1)	$0.17	$1.43
Production expenses ($/Boe)	$5.00	$4.09
Production and ad valorem taxes (% of net crude oil and natural gas sales)	7.9%	7.2%
Depreciation, depletion, amortization and accretion ($/Boe)	$13.10	$13.67
Total general and administrative expenses ($/Boe)	$1.74	$2.23

(1)
Natural gas production volumes, sales volumes, and net sales prices presented throughout management's discussion and analysis reflect the combined value for natural gas and natural gas liquids.
(2)
See the subsequent section titled Non-GAAP Financial Measures for a discussion and calculation of net sales prices, which are non-GAAP measures.

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Results of Operations

The following table presents selected financial and operating information for the periods presented.

	Three months ended March 31,
In thousands	2023	2022
Crude oil, natural gas, and natural gas liquids sales	$1,791,720	$2,274,261
Gain (loss) on derivative instruments, net	382,779	(475,938)
Crude oil and natural gas service operations	19,354	17,915
Total revenues	2,193,853	1,816,238
Operating costs and expenses	(969,853)	(950,021)
Other expenses, net	(97,927)	(73,782)
Income before income taxes	1,126,073	792,435
Provision for income taxes	(239,756)	(191,084)
Income before equity in net loss of affiliate	886,317	601,351
Equity in net loss of affiliate	(663)	—
Net income	885,654	601,351
Net income attributable to noncontrolling interests	1,357	3,594
Net income attributable to Continental Resources	$884,297	$597,757
Production volumes:
Crude oil (MBbl)	18,561	17,529
Natural gas (MMcf)	108,519	96,683
Crude oil equivalents (MBoe)	36,647	33,643
Sales volumes:
Crude oil (MBbl)	18,286	17,461
Natural gas (MMcf)	108,519	96,683
Crude oil equivalents (MBoe)	36,372	33,575

Production

The following table summarizes the changes in our average daily Boe production by major operating area for the first quarter period.

Boe production per day	1Q 2023	1Q 2022	% Change
Bakken	179,280	171,401	5%
Anadarko Basin	152,554	143,963	6%
Powder River Basin	23,333	11,653	100%
Permian Basin	46,152	40,248	15%
All other	5,875	6,545	(10)%
Total	407,194	373,810	9%

The following table summarizes the changes in our production by product for the first quarter period.

	Three months ended March 31,					Volume
	2023		2022		Volume	percent
	Volume	Percent	Volume	Percent	increase	increase
Crude oil (MBbl)	18,561	51%	17,529	52%	1,032	6%
Natural gas (MMcf)	108,519	49%	96,683	48%	11,836	12%
Total (MBoe)	36,647	100%	33,643	100%	3,004	9%

The 6% increase in crude oil production in the 2023 first quarter was primarily driven by our property acquisitions and subsequent new well completions in the Permian Basin and Powder River Basin over the past year, which contributed to an increase in our 2023 first quarter production by 950 MBbls compared to the 2022 first quarter. Additionally, our crude oil production in the Bakken field increased 461 MBbls, or 4%, in the 2023 first quarter due to new well completions over the past year. These increases were partially offset by a 327 MBbls, or 11%, decrease in crude oil production in the Anadarko Basin due to 2022 capital spending being allocated primarily to gas-weighted projects in the play.

The 12% increase in natural gas production in the 2023 first quarter was due in part to the previously described property acquisitions over the past year. Properties acquired in the Permian Basin, Powder River Basin, and subsequent new well completions increased our 2023 first quarter production by 3,798 MMcf compared to the 2022 first quarter. Additionally, natural gas production in the Anadarko Basin increased 6,605 MMcf, or 11%, and Bakken natural gas production increased 1,489 MMcf, or 5%, over the 2022 first quarter due to new well completions over the past year.

Revenues

Net crude oil, natural gas, and natural gas liquids sales and related net sales prices presented below are non-GAAP measures. See the subsequent section titled Non-GAAP Financial Measures for a discussion and calculation of these measures.

Net crude oil, natural gas, and natural gas liquids sales. Net sales totaled $1.71 billion for the first quarter of 2023, a 22% decrease compared to net sales of $2.20 billion for the 2022 first quarter due to decreases in net sales prices, partially offset by increases in sales volumes as discussed below.

Total sales volumes for the first quarter of 2023 increased 2,797 MBoe, or 8%, compared to the 2022 first quarter due to additional drilling and completion activities and new wells added from property acquisitions over the past year. For the first quarter of 2023, our crude oil sales volumes increased 5% and our natural gas sales volumes increased 12% compared to the 2022 first quarter.

Our crude oil net sales prices averaged $72.32 per barrel in the 2023 first quarter compared to $90.83 per barrel for the 2022 first quarter due to a significant decrease in market prices resulting from changes in various macroeconomic conditions between periods. The differential between NYMEX West Texas Intermediate calendar month prices and our realized crude oil net sales prices averaged $3.74 per barrel for the 2023 first quarter compared to $3.47 per barrel for the 2022 first quarter.

Our natural gas net sales prices averaged $3.61 per Mcf for the 2023 first quarter compared to $6.34 per Mcf for the 2022 first quarter due to a significant decrease in market prices and price realizations. The difference between our net sales prices and NYMEX Henry Hub calendar month natural gas prices was a premium of $0.17 per Mcf for the 2023 first quarter compared to a premium of $1.43 per Mcf for the 2022 first quarter. We sell the majority of our operated natural gas production to midstream customers at lease locations based on market prices in the field where the sales occur. The field markets are impacted by residue gas and natural gas liquids (“NGLs”) prices at secondary, downstream markets. NGL prices in 2023 have decreased from first quarter 2022 levels in conjunction with decreased crude oil prices and other factors, resulting in reduced price realizations for our natural gas sales stream relative to benchmark prices.

Derivatives. Reduced commodity prices during the first quarter of 2023 had a significant favorable impact on the fair value of our derivatives, which resulted in positive revenue adjustments totaling $382.8 million for the period, representing $51.7 million of cash gains and $331.1 million of unsettled non-cash gains, compared to negative revenue adjustments totaling $475.9 million in the first quarter of 2022.

Operating Costs and Expenses

Production Expenses. Production expenses increased $44.7 million, or 33%, to $182.0 million for the first quarter of 2023 compared to $137.3 million for the first quarter of 2022 due to an increase in the number of producing wells from drilling activities and property acquisitions, cost inflation for services and materials, costs associated with adverse winter weather conditions in the Bakken and Powder River Basin, and higher workover-related activities aimed at enhancing production from producing properties. Production expenses on a per-Boe basis averaged $5.00 per Boe for the 2023 first quarter compared to $4.09 per Boe for the 2022 first quarter, the increase of which primarily reflects higher workover-related activities, cost inflation, and an increase in oil-weighted production from the Permian and Powder River basins over the past year which typically have higher per-unit operating costs compared to gas-weighted properties in the Anadarko Basin.

Production and Ad Valorem Taxes. Production and ad valorem taxes decreased $22.2 million, or 14%, to $136.2 million for the first quarter of 2023 compared to $158.4 million for the first quarter of 2022 due to the previously described decrease in crude oil and natural gas revenues. Our production taxes as a percentage of net sales averaged 7.9% for the first quarter of 2023, an increase compared to 7.2% for the first quarter of 2022. This increase was the result of changes in sales mix of crude oil and natural gas in the Company’s operating areas between periods.

Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $17.5 million, or 4%, to $476.5 million for the first quarter of 2023 compared to $459.0 million for the first quarter of 2022 primarily due to the previously described 8% increase in total sales volumes largely offset by a decrease in our DD&A rate per Boe as further discussed below. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Three months ended March 31,
$/Boe	2023	2022
Crude oil and natural gas	$12.57	$13.37
Other equipment	0.43	0.21
Asset retirement obligation accretion	0.10	0.09
Depreciation, depletion, amortization and accretion	$13.10	$13.67

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

Our proved reserves have been revised upward over the past year prompted by significant increases in first-day-of-the-month commodity prices and other factors, which, when coupled with improvements in capital efficiency and strong well productivity, resulted in a decrease in our DD&A rate for crude oil and natural gas properties in the first quarter of 2023 compared to the first quarter of 2022 and helped offset the additional DD&A recognized in 2023 from increased sales volumes.

Property Impairments. Total property impairments decreased $11.1 million to $13.1 million for the first quarter of 2023 compared to $24.2 million for the first quarter of 2022. The decrease is primarily due to $11.8 million of proved property impairments recognized in the first quarter of 2022 with no proved property impairments recognized in the first quarter of 2023.

General and Administrative Expenses. Total G&A expenses decreased $11.5 million, or 15%, to $63.3 million for the first quarter of 2023 compared to $74.8 million for the first quarter of 2022.

Total G&A expenses include charges for incentive compensation/prior equity awards of $1.0 million and $29.3 million for the first quarters of 2023 and 2022, respectively. This decrease reflects the reversal of previously recognized expense associated with (i) incentive compensation awards that are no longer expected to vest and (ii) a decrease in estimated incentive compensation payment obligations arising from changes in the value of the Company, which resulted in an aggregate decrease in expense of $23.6 million ($0.65 per Boe) in the 2023 first quarter.

G&A expenses other than incentive compensation/prior equity awards totaled $62.3 million for the 2023 first quarter, an increase of $16.7 million compared to $45.5 million for the 2022 first quarter primarily due to the growth of our operations and increases in payroll costs and employee benefits, partially offset by higher overhead recoveries from joint interest owners driven by increased drilling, completion, and production activities compared to the 2022 first quarter.

The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Three months ended March 31,
$/Boe	2023	2022
General and administrative expenses	$1.71	$1.36
Incentive compensation/prior equity awards	0.03	0.87
Total general and administrative expenses	$1.74	$2.23

Interest Expense. Interest expense increased $27.1 million, or 37%, to $99.7 million for the first quarter of 2023 compared to $72.6 million for the first quarter of 2022 due to an increase in our weighted average outstanding debt balance from $6.8 billion for the first quarter of 2022 to $8.2 billion for the first quarter of 2023. This increase was driven by debt incurred in the fourth quarter of 2022 to fund a portion of the Hamm Family's November 2022 take-private transaction.

Income Taxes. For the first quarters of 2023 and 2022 we provided for income taxes at a combined federal and state tax rate of 23.5% and 24.5%, respectively, of our pre-tax income. We recorded an income tax provision of $239.8 million for the 2023 first quarter and an income tax provision of $191.1 million for the 2022 first quarter, which resulted in effective tax rates of 21.3% and 24.1%, respectively, after taking into account the application of statutory tax rates, permanent taxable differences, estimated tax credits, tax effects from equity/incentive compensation, and other items.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows generated from operating activities, financing provided by our credit facility and the issuance of debt securities. Additionally, asset dispositions and joint development arrangements have provided a source of cash flow for use in reducing debt and enhancing liquidity.

As of March 31, 2023, we had $961 million of outstanding borrowings and $1.29 billion of borrowing availability under our credit facility. At April 30, 2023, we had $1.76 billion of outstanding borrowings and $493 million of borrowing availability under our credit facility. The increase in outstanding credit facility borrowings relative to March 31, 2023 resulted from borrowings incurred to fund the repayment of our 2023 Notes and cash tax payments in April 2023 as described in Note 11. Subsequent Events. Our credit facility, which is unsecured and has no borrowing base subject to redetermination, does not mature until October 2026. We remain committed to reducing debt and plan to continue prioritizing the repayment of credit facility borrowings over the next 12 months using available cash flows and expect our credit facility borrowing availability and liquidity to improve from current levels based on current market conditions. As discussed in Note 6. Derivative Instruments, we have hedged a significant portion of our forecasted future production to reduce exposure to adverse price volatility and help secure cash flows to support our capital program, debt reduction plans, and general corporate needs.

Based on our planned capital spending, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our credit facility, term loan, and senior note indentures. Further, based on current market indications, we expect to meet our contractual cash commitments to third parties as of March 31, 2023, including those subsequently described under the heading Future Capital Requirements, recognizing we may be required to meet such commitments even if our business plan assumptions were to change. We monitor our capital spending closely based on actual and projected cash flows and have the ability to reduce spending or dispose of assets if needed to preserve liquidity and financial flexibility to fund our operations.

Cash Flows

Cash flows from operating activities

Net cash provided by operating activities decreased $354.8 million, or 24%, to $1.15 billion for the first quarter of 2023 compared to $1.50 billion for the first quarter of 2022. The decrease was driven by a $482.5 million decrease in crude oil, natural gas, and NGL revenues due to the previously described decrease in commodity prices and increases in certain other cash operating expenses associated with increased sales volumes and the growth of our Company over the past year. Increased cash operating expenses included a $44.7 million increase in production expenses, a $3.0 million increase in transportation, gathering, processing, and compression expenses, a $28.1 million increase in cash paid for interest, and $129.4 million of cash payments for vested incentive compensation awards. These increases were partially offset by a $73.9 million increase in realized cash gains on matured commodity derivatives and a $22.2 million decrease in production and ad valorem taxes associated with lower revenues.

Cash flows from investing activities

Net cash used in investing activities totaled $1.02 billion for the first quarter of 2023, consistent with $1.04 billion for the first quarter of 2022. Our investing cash flows for first quarter 2023 included $864.0 million of exploration and development costs compared to $523.7 million of exploration and development costs for first quarter 2022, reflecting a planned increase in budgeted spending. This increase in spending was partially offset by lower acquisitions of producing crude oil and natural gas properties, with $97.6 million acquired in first quarter of 2023 compared to $441.9 million acquired in first quarter of 2022.

Cash flows from financing activities

Net cash used in financing activities for the first quarter of 2023 totaled $211 million, primarily consisting of $199 million of net repayments on our credit facility and $11 million of cash distributed to noncontrolling interests.

Net cash used in financing activities for the first quarter of 2022 totaled $480 million, primarily consisting of $265 million of net repayments on our credit facility, $83 million of cash dividends paid on common stock, and $100 million of cash used to repurchase shares of our common stock.

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

Based on current market indications supported by cash flow protection provided by our hedge portfolio against commodity price declines, our budgeted capital spending plans for 2023 are expected to be funded from operating cash flows. Any deficiencies in operating cash flows relative to budgeted spending are expected to be funded by borrowings under our credit facility. If cash flows are materially impacted by declines in commodity prices, we have the ability to reduce our capital expenditures or utilize the availability of our credit facility if needed to fund our operations.

We may choose to access banking or debt capital markets for additional financing or capital to fund our operations or take advantage of business opportunities that may arise. Further, we may sell assets or enter into strategic joint development opportunities in order to obtain funding if such transactions can be executed on satisfactory terms. However, no assurance can be given that such transactions will occur.

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

We were in compliance with our credit facility covenants at March 31, 2023 and expect to maintain such compliance. At March 31, 2023, our consolidated net debt to total capitalization ratio was 0.47. We do not believe the credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing if needed to support our business.

Future Capital Requirements

Our material future cash requirements are summarized below. Based on current market indications, we expect to meet our contractual cash commitments to third parties as of March 31, 2023, recognizing we may be required to meet such commitments even if our business plan assumptions were to change.

Senior notes

Our debt includes outstanding senior note obligations totaling $5.7 billion at April 30, 2023, exclusive of interest payment obligations thereon. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. The earliest scheduled senior note maturity is our $893 million of 2024 Notes due in June 2024. We expect to be able to generate or obtain sufficient funds necessary to fully redeem our 2024 Notes by the maturity date. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 8. Debt in Notes to Unaudited Condensed Consolidated Financial Statements.

We were in compliance with our senior note covenants at March 31, 2023 and expect to maintain such compliance. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt do not trigger additional senior note covenants.

Credit facility borrowings

As of April 30, 2023, we had $1.76 billion of outstanding borrowings on our credit facility. Our credit facility matures in October 2026.

Term loan

We have a $750 million term loan that matures in November 2025. The covenant requirements in the term loan are consistent with the covenants in our revolving credit facility, including the requirement that we maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.0. We were in compliance with the term loan covenants at March 31, 2023 and expect to maintain compliance. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt do not trigger a security requirement or change in covenants for the term loan. Downgrades of our credit rating will, however, trigger an increase in our term loan's interest rate.

Transportation, gathering, and processing commitments

We have entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities that require us to pay per-unit charges regardless of the amount of capacity used. Future commitments remaining as of March 31, 2023 under the arrangements amount to approximately $1.06 billion. See Note 9. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Capital expenditures

Our capital expenditures budget for 2023 is expected to be $3.25 billion. Costs of acquisitions and investments are not budgeted, with the exception of planned levels of spending for mineral acquisitions.

For the three months ended March 31, 2023, we invested $898.7 million in our capital program excluding $240.7 million of unbudgeted acquisitions and $2.3 million of mineral acquisitions attributable to Franco-Nevada, and including $114.8 million of capital costs associated with increased accruals for capital expenditures as compared to December 31, 2022. Our 2023 first quarter capital expenditures were allocated as shown in the table below.

In millions	1Q 2023
Exploration and development drilling	$740.6
Land costs	42.5
Mineral acquisitions attributable to Continental	0.6
Capital facilities, workovers, water infrastructure, and other corporate assets	115.0
Capital expenditures attributable to Continental, excluding unbudgeted acquisitions	898.7
Unbudgeted acquisitions	240.7
Total capital expenditures attributable to Continental	$1,139.4
Mineral acquisitions attributable to Franco-Nevada	2.3
Total capital expenditures	$1,141.7

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

Cash payments for income taxes

On April 14, 2023, we made cash payments for federal and state income taxes totaling $230 million, representing payments associated with 2022 tax return filing extensions and estimated quarterly payments for 2023 federal and state income taxes based on estimates of taxable income for 2023. Significant judgment is involved in estimating future taxable income as we are required to make assumptions about future commodity prices, projected production, development activities, capital spending, profitability, and general economic conditions, all of which are subject to material revision in future periods as better information becomes available. If commodity prices remain at current levels, we expect to continue generating significant taxable income through at least year-end 2023, which would result in us continuing to make estimated tax payments on a quarterly basis in 2023. Because of the significant uncertainty inherent in numerous factors utilized in projecting taxable income, we cannot predict the amount of future income tax payments with certainty.

Long-term incentive compensation awards

As discussed in Note 10. Incentive Compensation in Notes to Unaudited Condensed Consolidated Financial Statements, at March 31, 2023 we have recognized a current liability of $81.0 million and a non-current liability of $16.4 million in the consolidated balance sheets associated with unvested incentive compensation awards granted to employees that are scheduled to vest in 2024, 2025, and 2026. We intend to settle these awards in cash at the time vesting occurs. Our recognized liabilities will be remeasured each reporting period leading up to the applicable award vesting dates to reflect additional services rendered by employees and to reflect changes in expected cash payments arising from underlying changes in the value of the Company based on independent third party appraisals.

Senior note redemptions and repurchases

In recent periods we have redeemed or repurchased a portion of our outstanding senior notes. From time to time, we may execute additional redemptions or repurchases of our senior notes for cash in open market transactions, privately negotiated transactions, or otherwise. The timing and amount of any such redemptions or repurchases will depend on prevailing market conditions, our liquidity and prospects for future access to capital, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Our $893 million of 2024 Notes is due in June 2024. We expect to be able to generate or obtain sufficient funds necessary to fully redeem our 2024 Notes by the maturity date.

Derivative Instruments

The fair value of our derivative instruments at March 31, 2023 was a net asset of $152.4 million. See Note 6. Derivative Instruments in Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of our hedging activities, including a summary of derivative contracts in place as of March 31, 2023. The estimated fair value of our derivatives is highly sensitive to market price volatility and therefore subject to significant fluctuations from period to period. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for information on how hypothetical changes in commodity prices would impact the fair value of our derivatives as of March 31, 2023.

Critical Accounting Policies and Estimates

There have been no changes in our critical accounting policies and estimates from those disclosed in our 2022 Form 10-K.

Non-GAAP Financial Measures

Net crude oil, natural gas, and natural gas liquids sales and net sales prices

Revenues and transportation expenses associated with production from our operated properties are reported separately. For non-operated properties, we receive a net payment from the operator for our share of sales proceeds which is net of costs incurred by the operator, if any. Such non-operated revenues are recognized at the net amount of proceeds received. As a result, the separate presentation of revenues and transportation expenses from our operated properties differs from the net presentation from non-operated properties. This impacts the comparability of certain operating metrics, such as per-unit sales prices, when such metrics are prepared in accordance with U.S. GAAP using gross presentation for some revenues and net presentation for others.

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

The following tables present a reconciliation of crude oil, natural gas, and natural gas liquids sales (GAAP) to net crude oil, natural gas, and natural gas liquids sales and related net sales prices (non-GAAP) for the three months ended March 31, 2023 and 2022.

	Three months ended March 31, 2023			Three months ended March 31, 2022
In thousands	Crude oil	Natural gas and NGLs	Total	Crude oil	Natural gas and NGLs	Total
Crude oil, natural gas, and NGL sales (GAAP)	$1,385,436	$406,284	$1,791,720	$1,643,847	$630,414	$2,274,261
Less: Transportation expenses	(62,976)	(14,893)	(77,869)	(57,887)	(16,962)	(74,849)
Net crude oil, natural gas, and NGL sales (non-GAAP)	$1,322,460	$391,391	$1,713,851	$1,585,960	$613,452	$2,199,412
Sales volumes (MBbl/MMcf/MBoe)	18,286	108,519	36,372	17,461	96,683	33,575
Net sales price (non-GAAP)	$72.32	$3.61	$47.12	$90.83	$6.34	$65.51

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General. We are exposed to a variety of market risks including commodity price risk, credit risk, and interest rate risk. We seek to address these risks through a program of risk management which may include the use of derivative instruments.

Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of crude oil, natural gas, and natural gas liquids. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas and natural gas liquids production. Commodity prices have been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including differences between product prices at sales points and the applicable index prices. Based on our average daily production for three months ended March 31, 2023, and excluding the effect of derivative instruments in place, our annual revenue would increase or decrease by approximately $753 million for each $10.00 per barrel change in crude oil prices at March 31, 2023 and $440 million for each $1.00 per Mcf change in natural gas prices at March 31, 2023.

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

The fair value of our derivative instruments at March 31, 2023 was a net asset of $152.4 million, which is comprised of a $60.0 million net asset associated with our natural gas derivatives and a $92.4 million net asset associated with our crude oil derivatives. The following table shows how a hypothetical +/- 10% change in the underlying forward prices used to calculate the fair value of our derivatives would impact the fair value estimates as of March 31, 2023.

		Hypothetical Fair Value
In thousands	Change in Forward Price	Asset (Liability)
Crude Oil	-10%	$245,519
Crude Oil	+10%	$(61,456)
Natural Gas	-10%	$274,856
Natural Gas	+10%	$(210,306)

Changes in the fair value of our derivatives from the above price sensitivities would produce a corresponding change in our total revenues.

Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($1.1 billion in receivables at March 31, 2023), and our joint interest and other receivables ($460 million at March 31, 2023).

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

Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $25 million at March 31, 2023, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on a co-owner's interest in the well, to net production proceeds against amounts owed in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

Interest Rate Risk. Our exposure to changes in interest rates relates primarily to variable-rate borrowings we have outstanding from time to time under our credit facility and $750 million term loan. Such borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to our senior, unsecured, long-term indebtedness. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates.

We had $1.76 billion of variable rate borrowings outstanding on our credit facility and $750 million of variable rate borrowings on our term loan at April 30, 2023. The impact of a 0.25% increase in interest rates on this amount of debt would result in increased interest expense and reduced income before income taxes of approximately $6.3 million per year.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of March 31, 2023 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

ITEM 1. Legal Proceedings

We are involved in various legal proceedings including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, personal injury claims, regulatory compliance matters, disputes with tax authorities and other matters. While the outcome of these legal matters cannot be predicted with certainty, we do not expect them to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our 2022 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q, if any, and in our 2022 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

There have been no material changes in our risk factors from those disclosed in our 2022 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

The exhibits required to be filed pursuant to Item 601 of Regulation S-K are set forth below.

3.1

Conformed version of Fifth Amended and Restated Certificate of Incorporation of Continental Resources, Inc. filed as Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 2022 (Commission File No. 001-32886) filed February 22, 2023 and incorporated herein by reference.

3.2

Fifth Amended and Restated Bylaws of Continental Resources, Inc. filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2022 (Commission File No. 001-32886) filed February 22, 2023 and incorporated herein by reference.

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

CONTINENTAL RESOURCES, INC.

Date:	May 8, 2023	By:	/s/ John D. Hart
John D. Hart
Chief Financial Officer and Executive Vice President of Strategic Planning (Duly Authorized Officer and Principal Financial Officer)