Form 10-Q
period 2023-09-30
CONTINENTAL RESOURCES, INC
filed 2023-11-03
CIK 732834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of September 30, 2023, there are no publicly traded common shares of Continental Resources, Inc.

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

PART I. Financial Information

ITEM 1. Financial Statements

Continental Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
In thousands, except par values and share data	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,253	$137,788
Receivables:
Crude oil, natural gas, and natural gas liquids sales	1,321,161	1,313,538
Joint interest and other	384,512	458,391
Allowance for credit losses	(3,751)	(5,514)
Receivables, net	1,701,922	1,766,415
Derivative assets	78,644	39,280
Inventories	207,635	173,264
Prepaid expenses and other	30,885	27,508
Total current assets	2,068,339	2,144,255
Net property and equipment, based on successful efforts method of accounting	19,626,889	18,471,914
Investment in unconsolidated affiliates	226,340	210,805
Operating lease right-of-use assets	41,339	25,158
Derivative assets, noncurrent	18,935	3,548
Other noncurrent assets	17,960	22,670
Total assets	$21,999,802	$20,878,350
Liabilities and equity
Current liabilities:
Accounts payable trade	$907,717	$850,547
Revenues and royalties payable	848,043	882,256
Accrued liabilities and other	332,144	343,777
Current portion of incentive compensation liability	130,503	125,653
Current portion of income tax liabilities	66,667	152,149
Derivative liabilities	175,384	88,136
Current portion of operating lease liabilities	17,847	4,086
Current portion of long-term debt	894,777	638,058
Total current liabilities	3,373,082	3,084,662
Long-term debt, net of current portion	6,454,038	7,571,582
Other noncurrent liabilities:
Deferred income tax liabilities, net	2,706,680	2,538,312
Incentive compensation liability, noncurrent	37,818	100,066
Asset retirement obligations, noncurrent	271,048	257,152
Derivative liabilities, noncurrent	39,494	133,363
Operating lease liabilities, noncurrent	22,389	20,055
Other noncurrent liabilities	31,224	43,550
Total other noncurrent liabilities	3,108,653	3,092,498
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized
299,610,267 shares issued and outstanding at September 30, 2023;
299,610,267 shares issued and outstanding at December 31, 2022;	2,996	2,996
Retained earnings	8,700,724	6,754,174
Total shareholders’ equity attributable to Continental Resources	8,703,720	6,757,170
Noncontrolling interests	360,309	372,438
Total equity	9,064,029	7,129,608
Total liabilities and equity	$21,999,802	$20,878,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2023	2022	2023	2022
Revenues:
Crude oil, natural gas, and natural gas liquids sales	$2,082,331	$2,767,262	$5,663,672	$7,870,696
Gain (loss) on derivative instruments, net	(335,111)	(337,778)	270,795	(1,009,460)
Crude oil and natural gas service operations	30,119	17,747	73,716	52,707
Total revenues	1,777,339	2,447,231	6,008,183	6,913,943

Operating costs and expenses:
Production expenses	175,804	166,322	532,197	456,840
Production and ad valorem taxes	162,535	200,593	440,364	563,204
Transportation, gathering, processing, and compression	86,873	85,650	245,267	236,851
Exploration expenses	2,835	2,809	10,747	20,460
Crude oil and natural gas service operations	22,364	10,356	61,343	29,361
Depreciation, depletion, amortization and accretion	576,995	490,523	1,603,618	1,396,185
Property impairments	11,027	12,794	46,469	52,868
General and administrative expenses	112,368	68,687	230,752	206,098
Net (gain) loss on sale of assets and other	51,389	(618)	51,041	(773)
Total operating costs and expenses	1,202,190	1,037,116	3,221,798	2,961,094
Income from operations	575,149	1,410,115	2,786,385	3,952,849
Other income (expense):
Interest expense	(100,885)	(70,717)	(306,014)	(215,508)
Loss on extinguishment of debt	—	—	—	(403)
Other	3,902	4,490	8,561	4,503
	(96,983)	(66,227)	(297,453)	(211,408)
Income before income taxes	478,166	1,343,888	2,488,932	3,741,441
Provision for income taxes	(105,994)	(323,390)	(539,139)	(903,745)
Income before equity in net loss of affiliate	372,172	1,020,498	1,949,793	2,837,696
Equity in net loss of affiliate	(883)	(660)	(2,041)	(736)
Net income	371,289	1,019,838	1,947,752	2,836,960
Net income attributable to noncontrolling interests	501	6,731	1,854	17,349
Net income attributable to Continental Resources	$370,788	$1,013,107	$1,945,898	$2,819,611

Net income per share attributable to Continental Resources:
Basic	$1.24	$2.83	$6.49	$7.88
Diluted	$1.24	$2.80	$6.49	$7.79

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

Three months ended September 30, 2023
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at June 30, 2023	299,610,267	$2,996	$—	$—	$8,329,936	$8,332,932	$362,513	$8,695,445
Net income	—	—	—	—	370,788	370,788	501	371,289
Change in dividends payable	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	2,636	2,636
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,341)	(5,341)
Balance at September 30, 2023	299,610,267	$2,996	$—	$—	$8,700,724	$8,703,720	$360,309	$9,064,029

Nine months ended September 30, 2023
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2022	299,610,267	$2,996	$—	$—	$6,754,174	$6,757,170	$372,438	$7,129,608
Net income	—	—	—	—	1,945,898	1,945,898	1,854	1,947,752
Change in dividends payable	—	—	—	—	652	652	—	652
Contributions from noncontrolling interests	—	—	—	—	—	—	8,809	8,809
Distributions to noncontrolling interests	—	—	—	—	—	—	(22,792)	(22,792)
Balance at September 30, 2023	299,610,267	$2,996	$—	$—	$8,700,724	$8,703,720	$360,309	$9,064,029

Three months ended September 30, 2022
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at June 30, 2022	363,002,130	$3,630	$1,042,891	$—	$7,961,406	$9,007,927	$377,897	$9,385,824
Net income	—	—	—	—	1,013,107	1,013,107	6,731	1,019,838
Cash dividends declared	—	—	—	—	(101,639)	(101,639)	—	(101,639)
Change in dividends payable	—	—	—	—	56	56	—	56
Stock-based compensation	—	—	16,664	—	—	16,664	—	16,664
Restricted stock:
Granted	107,134	1	—	—	—	1	—	1
Repurchased and canceled	(13,420)	—	(922)	—	—	(922)	—	(922)
Forfeited	(73,098)	(1)	—	—	—	(1)	—	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	4,329	4,329
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,403)	(12,403)
Balance at September 30, 2022	363,022,746	$3,630	$1,058,633	$—	$8,872,930	$9,935,193	$376,554	$10,311,747

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

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
In thousands	2023	2022
Cash flows from operating activities
Net income	$1,947,752	$2,836,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,607,034	1,395,312
Property impairments	46,469	52,868
Non-cash (gain) loss on derivatives	(61,371)	605,822
Stock-based compensation	—	60,766
Provision for deferred income taxes	168,368	425,089
Equity in net loss of affiliate	2,041	736
Dry hole costs	—	12,107
Net (gain) loss on sale of assets and other	51,041	(773)
Loss on extinguishment of debt	—	403
Other, net	11,547	11,544
Changes in assets and liabilities:
Accounts receivable	65,699	(527,975)
Inventories	(34,626)	(56,777)
Other current assets	(2,955)	(29,298)
Accounts payable trade	(30,138)	205,759
Revenues and royalties payable	(31,810)	322,029
Accrued liabilities and other	(11,837)	88,555
Incentive compensation liability	(57,399)	—
Current income taxes liability	(85,482)	62,893
Other noncurrent assets and liabilities	(14,976)	(2,049)
Net cash provided by operating activities	3,569,357	5,463,971
Cash flows from investing activities
Exploration and development	(2,798,272)	(2,060,797)
Purchase of producing crude oil and natural gas properties	(162,022)	(432,651)
Purchase of other property and equipment	(169,649)	(53,372)
Proceeds from sale of assets	377,428	3,163
Contributions to unconsolidated affiliates	(18,624)	(153,665)
Net cash used in investing activities	(2,771,139)	(2,697,322)
Cash flows from financing activities
Credit facility borrowings	4,084,000	1,916,000
Repayment of credit facility	(4,313,000)	(2,416,000)
Redemption and repurchase of Senior Notes	(636,000)	(31,829)
Repayment of other debt	(1,799)	(1,736)
Debt issuance costs	(242)	(2,016)
Contributions from noncontrolling interests	7,666	6,720
Distributions to noncontrolling interests	(25,326)	(27,968)
Repurchase of common stock prior to take-private transaction	—	(99,855)
Repurchase of restricted stock for tax withholdings	—	(33,889)
Dividends paid on common stock	(2,052)	(283,762)
Net cash used in financing activities	(886,753)	(974,335)
Net change in cash and cash equivalents	(88,535)	1,792,314
Cash and cash equivalents at beginning of period	137,788	20,868
Cash and cash equivalents at end of period	$49,253	$1,813,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Business

Nature of Business

Continental Resources, Inc. (the “Company”) was formed in 1967 and is incorporated under the laws of the State of Oklahoma. The Company’s principal business is the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. Additionally, the Company pursues the acquisition and management of perpetually owned minerals located in certain of its key operating areas. For the nine months ended September 30, 2023, crude oil accounted for 52% of the Company’s total production and 84% of its crude oil, natural gas, and natural gas liquids revenues.

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

The condensed consolidated financial statements as of September 30, 2023 and for the three and nine month periods ended September 30, 2023 and 2022 are unaudited. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited balance sheet included in the 2022 Form 10-K. The Company evaluated its September 30, 2023 financial statements for subsequent events through November 3, 2023, the date the financial statements were available to be issued.

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

Earnings per share

Basic net income per share is computed by dividing net income attributable to the Company by the weighted-average number of shares outstanding for the period. Prior to the Hamm Family's take-private transaction, in periods where the Company had net income, diluted earnings per share reflected the potential dilution of non-vested restricted stock awards, which was calculated using the

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

treasury stock method. The following table presents the calculation of basic and diluted weighted average shares outstanding and net income per share attributable to the Company for the three and nine months ended September 30, 2023 and 2022.

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2023	2022	2023	2022
Net income attributable to Continental Resources (numerator)	$370,788	$1,013,107	$1,945,898	$2,819,611
Weighted average shares (denominator):
Weighted average shares - basic	299,610	357,617	299,610	357,786
Non-vested restricted stock and long-term incentive awards (1)	—	3,904	—	4,239
Weighted average shares - diluted	299,610	361,521	299,610	362,025
Net income per share attributable to Continental Resources:
Basic	$1.24	$2.83	$6.49	$7.88
Diluted	$1.24	$2.80	$6.49	$7.79

(1)
At September 30, 2023, the Company's outstanding long-term incentive awards are expected to be paid in cash, not common stock, upon vesting and are classified as liability awards pursuant to ASC Topic 718, Compensation—Stock Compensation. As a result, no potential dilutive effect for the awards is presented for the three and nine months ended September 30, 2023.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Property Acquisitions and Dispositions

2023

During the nine months ended September 30, 2023, the Company executed acquisitions of oil and gas properties in various areas for cash consideration totaling $681 million. Of the purchase prices, a total of $162 million was allocated to proved properties and a total of $519 million was allocated to unproved properties.

During the nine months ended September 30, 2023, the Company executed sales of oil and gas properties in various areas for cash proceeds totaling $377 million and recognized pre-tax net losses on the transactions totaling $51 million. The disposed properties represented an immaterial portion of the Company's production and proved reserves.

2022

In March 2022, the Company acquired oil and gas properties in the Powder River Basin for cash consideration of $403 million. Of the purchase price, $381.3 million was allocated to proved properties and $21.7 million was allocated to unproved properties.

In April 2022, the Company acquired oil and gas properties in the Permian Basin for cash consideration of $197 million. Nearly all of the purchase price was allocated to unproved properties.

Note 4. Supplemental Cash Flow Information

The following table discloses supplemental cash flow information about cash paid for interest and income tax payments and refunds. Also disclosed is information about investing activities that affects recognized assets and liabilities but does not result in cash receipts or payments.

	Nine months ended September 30,
In thousands	2023	2022
Supplemental cash flow information:
Cash paid for interest	$303,011	$200,206
Cash paid for income taxes (1)	456,253	440,145
Cash received for income tax refunds	2	16
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	9,057	28,243

(1)
Amounts represent estimated quarterly payments for U.S. federal and state income taxes based on estimates of taxable income for the year.

As of September 30, 2023 and December 31, 2022, the Company had $431.5 million and $344.9 million, respectively, of accrued capital expenditures included in “Net property and equipment” with an offsetting amount in “Accounts payable trade” in the condensed consolidated balance sheets.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Revenues

The following table presents the disaggregation of the Company's crude oil and natural gas revenues by operating area for the three and nine months ended September 30, 2023 and 2022. Sales of natural gas and NGLs are combined, as a substantial majority of the Company's natural gas sales contracts represent wellhead sales of unprocessed gas.

	Three months ended September 30, 2023			Three months ended September 30, 2022
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken	$1,089,502	$79,952	$1,169,454	$997,190	$376,693	$1,373,883
Anadarko Basin	288,993	168,442	457,435	258,267	562,896	821,163
Powder River Basin	106,407	9,333	115,740	177,129	47,892	225,021
Permian Basin	269,787	23,960	293,747	253,863	41,167	295,030
All other	45,921	34	45,955	51,965	200	52,165
Crude oil, natural gas, and natural gas liquids sales	$1,800,610	$281,721	$2,082,331	$1,738,414	$1,028,848	$2,767,262

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken	$2,732,748	$292,621	$3,025,369	$3,031,550	$870,168	$3,901,718
Anadarko Basin	754,983	527,240	1,282,223	869,095	1,435,607	2,304,702
Powder River Basin	302,577	31,437	334,014	418,687	94,400	513,087
Permian Basin	826,361	59,666	886,027	852,778	125,850	978,628
All other	135,903	136	136,039	171,632	929	172,561
Crude oil, natural gas, and natural gas liquids sales	$4,752,572	$911,100	$5,663,672	$5,343,742	$2,526,954	$7,870,696

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

At September 30, 2023 the Company had outstanding derivative contracts as set forth in the tables below.

Natural gas derivatives
			Weighted Average Hedge Price ($/MMBtu)
Period and Type of Contract	Average Volumes Hedged		Basis Swaps	Swaps	Floor	Ceiling
October 2023 - December 2023
Swaps - Henry Hub	420,000	MMBtus/day		$3.70
Collars - Henry Hub	200,000	MMBtus/day			$3.12	$4.09
Swaps - WAHA	70,000	MMBtus/day		$2.74
Basis Swaps - NGPL TXOK	75,000	MMBtus/day	$(0.17)
January 2024 - December 2024
Swaps - Henry Hub	618,000	MMBtus/day		$3.44
Collars - Henry Hub	50,000	MMBtus/day			$3.12	$4.09
Swaps - WAHA	42,000	MMBtus/day		$3.08
January 2025 - December 2025
Swaps - Henry Hub	545,000	MMBtus/day		$3.93
January 2026 - December 2026
Swaps - Henry Hub	510,000	MMBtus/day		$4.11

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Crude oil derivatives			Weighted Average Hedge Price ($/Bbl)
Period and Type of Contract	Average Volumes Hedged		Roll Swaps	Fixed Swaps
October 2023 - December 2023
Roll Swaps - NYMEX	12,000	Bbls/day	$1.07
Fixed Swaps - WTI	76,000	Bbls/day		$78.71
January 2024 - March 2024
Fixed Swaps - WTI	127,000	Bbls/day		$77.38
April 2024 - December 2024
Fixed Swaps - WTI	59,000	Bbls/day		$76.45

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

	Three months ended September 30,		Nine months ended September 30,
In thousands	2023	2022	2023	2022
Cash received (paid) on derivatives:
Crude oil fixed price swaps	$(24,416)	$—	$15,335	$—
Crude oil NYMEX roll swaps	976	(5,836)	3,542	(12,908)
Natural gas basis swaps	960	2,843	2,942	$4,335
Natural gas WAHA swaps	3,384	(15,536)	12,747	(15,536)
Natural gas fixed price swaps	53,110	(185,463)	146,737	(327,047)
Natural gas collars	—	(22,106)	24,380	$(36,023)
Natural gas 3-way collars	—	—	3,741	$(16,459)
Cash received (paid) on derivatives, net	34,014	(226,098)	209,424	(403,638)
Non-cash gain (loss) on derivatives:
Crude oil fixed price swaps	(344,555)	—	(191,926)	—
Crude oil NYMEX roll swaps	(7,006)	19,789	(7,723)	3,630
Natural gas basis swaps	(806)	6,981	(7,407)	11,773
Natural gas WAHA swaps	3,193	2,159	(7,566)	(11,914)
Natural gas fixed price swaps	(24,707)	(52,118)	241,284	(420,613)
Natural gas collars	4,756	(78,501)	35,307	(168,758)
Natural gas 3-way collars	—	(9,990)	(598)	(19,940)
Non-cash gain (loss) on derivatives, net	(369,125)	(111,680)	61,371	(605,822)
Gain (loss) on derivative instruments, net	$(335,111)	$(337,778)	$270,795	$(1,009,460)

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

In thousands	September 30, 2023	December 31, 2022
Commodity derivative assets:
Gross amounts of recognized assets	$119,941	$50,559
Gross amounts offset on balance sheet	(22,362)	(7,731)
Net amounts of assets on balance sheet	97,579	42,828
Commodity derivative liabilities:
Gross amounts of recognized liabilities	(237,240)	(229,230)
Gross amounts offset on balance sheet	22,362	7,731
Net amounts of liabilities on balance sheet	$(214,878)	$(221,499)

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed consolidated balance sheets.

In thousands	September 30, 2023	December 31, 2022
Derivative assets	$78,644	$39,280
Derivative assets, noncurrent	18,935	3,548
Net amounts of assets on balance sheet	97,579	42,828
Derivative liabilities	(175,384)	(88,136)
Derivative liabilities, noncurrent	(39,494)	(133,363)
Net amounts of liabilities on balance sheet	(214,878)	(221,499)
Total derivative assets (liabilities), net	$(117,299)	$(178,671)

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

The following tables summarize the valuation of derivative instruments by pricing levels that were accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

	Fair value measurements at September 30, 2023 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Crude oil fixed price swaps	$—	$(180,230)	$—	$(180,230)
Crude oil NYMEX roll swaps	—	(4,887)	—	(4,887)
Natural gas basis swaps	—	1,503	—	1,503
Natural gas WAHA swaps	—	11,820	—	11,820
Natural gas fixed price swaps	—	49,505	—	49,505
Natural gas collars	—	4,990	—	4,990
Total	$—	$(117,299)	$—	$(117,299)

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Fair value measurements at December 31, 2022 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Crude oil fixed price swaps	$—	$11,696	$—	$11,696
Crude oil NYMEX roll swaps	—	2,836	—	2,836
Natural gas basis swaps	—	8,910	—	8,910
Natural gas WAHA swaps	—	19,386	—	19,386
Natural gas fixed price swaps	—	(191,779)	—	(191,779)
Natural gas collars	—	(30,318)	—	(30,318)
Natural gas 3-way collars	—	598	—	598
Total	$—	$(178,671)	$—	$(178,671)

Note 8. Debt

The Company's debt, net of unamortized discounts, premiums, and debt issuance costs totaling $43.6 million and $49.6 million at September 30, 2023 and December 31, 2022, respectively, consists of the following.

In thousands	September 30, 2023	December 31, 2022
Credit facility	$931,000	$1,160,000
Term Loan	747,837	747,073
Notes payable	18,251	20,041
4.5% Senior Notes due 2023	—	635,648
3.8% Senior Notes due 2024 (1)	892,304	891,404
2.268% Senior Notes due 2026	795,167	794,062
4.375% Senior Notes due 2028	994,008	993,076
5.75% Senior Notes due 2031	1,485,047	1,483,843
2.875% Senior Notes due 2032	792,791	792,238
4.9% Senior Notes due 2044	692,410	692,255
Total debt	$7,348,815	$8,209,640
Less: Current portion of long-term debt (1)	894,777	638,058
Long-term debt, net of current portion	$6,454,038	$7,571,582

(1)
The Company's 2024 Notes, which have a face value of $893.1 million at September 30, 2023, are scheduled to mature on June 1, 2024 and, accordingly, are included as a current liability in the caption "Current portion of long-term debt" in the condensed consolidated balance sheets as of September 30, 2023.

Credit Facility

The Company has a credit facility, maturing in October 2026, with aggregate lender commitments totaling $2.255 billion. The credit facility is unsecured and has no borrowing base requirement subject to redetermination.

The Company had $931 million of outstanding borrowings on its credit facility at September 30, 2023. Credit facility borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company’s senior, unsecured, long-term indebtedness. The weighted-average interest rate on outstanding credit facility borrowings at September 30, 2023 was 6.9%.

The Company had approximately $1.3 billion of borrowing availability on its credit facility at September 30, 2023 after considering outstanding borrowings and letters of credit. The Company incurs commitment fees based on currently assigned credit ratings of 0.20% per annum on the daily average amount of unused borrowing availability.

The credit facility contains certain restrictive covenants, including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by the sum of net debt plus total shareholders' equity plus, to

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014. The Company was in compliance with the credit facility covenants at September 30, 2023.

Senior Notes

The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at September 30, 2023.

	2024 Notes	2026 Notes	2028 Notes	2031 Notes	2032 Notes	2044 Notes
Face value (in thousands)	$893,126	$800,000	$1,000,000	$1,500,000	$800,000	$700,000
Maturity date	June 1, 2024	November 15, 2026	January 15, 2028	January 15, 2031	April 1, 2032	June 1, 2044
Interest payment dates	June 1, Dec 1	May 15, Nov 15	Jan 15, July 15	Jan 15, Jul 15	April 1, Oct 1	June 1, Dec 1
Make-whole redemption period (1)	Mar 1, 2024	Nov 15, 2023	Oct 15, 2027	Jul 15, 2030	January 1, 2032	Dec 1, 2043

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

The indentures governing the Company’s senior notes contain covenants that, among other things, limit the Company’s ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, or consolidate, merge or transfer certain assets. These covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at September 30, 2023.

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

Term Loan

In November 2022, the Company borrowed $750 million under a three-year term loan agreement, the proceeds of which were used to fund a portion of the Hamm Family’s November 2022 take-private transaction. The term loan matures in November 2025 and bears interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company’s senior, unsecured, long-term indebtedness. The interest rate on the term loan was 7.0% at September 30, 2023.

The term loan contains certain restrictive covenants including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.0, consistent with the covenant requirement in the Company’s revolving credit facility. The Company was in compliance with the term loan covenants at September 30, 2023.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Commitments and Contingencies

Transportation, gathering, and processing commitments – The Company has entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. Certain of the commitments, which have varying terms extending as far as 2031, require the Company to pay per-unit transportation, gathering, or processing charges regardless of the amount of capacity used. Future commitments remaining as of September 30, 2023 under the arrangements amount to approximately $909 million, of which $88 million is expected to be incurred in the remainder of 2023, $304 million in 2024, $164 million in 2025, $139 million in 2026, $136 million in 2027, and $78 million thereafter. A portion of these future costs will be borne by other interest owners. The Company is not committed under the above contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future. These commitments do not qualify as leases under ASC Topic 842 and are not recognized on the Company's balance sheet.

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

Note 10. Incentive Compensation

The Company has granted long-term incentive compensation awards to employees pursuant to the Continental Resources, Inc. 2022 Long-Term Incentive Plan ("2022 Plan"). Such awards generally vest after three years of employee service. The Company intends to settle all outstanding awards vesting in the future in cash and, thus, the awards are classified as liability awards pursuant to ASC Topic 718, Compensation—Stock Compensation. At September 30, 2023, the Company had recorded a current liability of $130.5 million and a non-current liability of $37.8 million in the captions “Current portion of incentive compensation liability” and “Incentive compensation liability, noncurrent,” respectively, in the unaudited condensed consolidated balance sheets associated with the awards. Such amounts reflect the Company’s estimate of expected future cash payments multiplied by the percentage of requisite service periods that employees have completed as of September 30, 2023.

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

Compensation expense associated with the Company’s awards totaled $61.4 million and $16.7 million for the three months ended September 30, 2023 and 2022, respectively, and $86.9 million and $60.8 million for the nine months ended September 30, 2023 and 2022, respectively, which is included in the caption “General and administrative expenses” in the unaudited condensed consolidated

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

statements of income. As of September 30, 2023, there was approximately $136 million of unrecognized liabilities and compensation expense related to unvested awards, which are expected to be recognized over a weighted average period of 1.6 years.

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

Third Quarter 2023 Financial and Operating Metrics

The following table contains financial and operating metrics for the periods presented. Average net sales prices exclude any effect of derivative transactions. Per-unit expenses have been calculated using sales volumes.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Average daily production:
Crude oil (Bbl per day)	240,205	200,464	227,464	197,869
Natural gas (Mcf per day) (1)	1,292,533	1,283,865	1,247,358	1,190,516
Crude oil equivalents (Boe per day)	455,627	414,441	435,357	396,288
Average net sales prices (2):
Crude oil ($/Bbl)	$78.61	$89.46	$73.62	$95.51
Natural gas ($/Mcf) (1)	$2.26	$8.56	$2.56	$7.63
Crude oil net sales price discount to NYMEX ($/Bbl)	$(3.57)	$(2.16)	$(3.76)	$(2.63)
Natural gas net sales price premium (discount) to NYMEX ($/Mcf) (1)	$(0.29)	$0.37	$(0.13)	$0.74
Production expenses ($/Boe)	$4.21	$4.34	$4.49	$4.22
Production and ad valorem taxes (% of net crude oil and natural gas sales)	8.1%	7.5%	8.1%	7.4%
Depreciation, depletion, amortization and accretion ($/Boe)	$13.81	$12.79	$13.53	$12.91
Total general and administrative expenses ($/Boe)	$2.69	$1.79	$1.95	$1.91

(1)
Natural gas production volumes, sales volumes, and net sales prices presented throughout management's discussion and analysis reflect the combined value for natural gas and natural gas liquids.
(2)
See the subsequent section titled Non-GAAP Financial Measures for a discussion and calculation of net sales prices, which are non-GAAP measures.

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Results of Operations

The following table presents selected financial and operating information for the periods presented.

	Three months ended September 30,
In thousands	2023	2022
Crude oil, natural gas, and natural gas liquids sales	$2,082,331	$2,767,262
Loss on derivative instruments, net	(335,111)	(337,778)
Crude oil and natural gas service operations	30,119	17,747
Total revenues	1,777,339	2,447,231
Operating costs and expenses	(1,202,190)	(1,037,116)
Other expenses, net	(96,983)	(66,227)
Income before income taxes	478,166	1,343,888
Provision for income taxes	(105,994)	(323,390)
Income before equity in net loss of affiliate	372,172	1,020,498
Equity in net loss of affiliate	(883)	(660)
Net income	371,289	1,019,838
Net income attributable to noncontrolling interests	501	6,731
Net income attributable to Continental Resources	$370,788	$1,013,107
Production volumes:
Crude oil (MBbl)	22,099	18,443
Natural gas (MMcf)	118,913	118,116
Crude oil equivalents (MBoe)	41,918	38,129
Sales volumes:
Crude oil (MBbl)	21,960	18,674
Natural gas (MMcf)	118,913	118,116
Crude oil equivalents (MBoe)	41,779	38,360

Production

The following table summarizes the changes in our average daily Boe production by major operating area for the third quarter period.

Boe production per day	3Q 2023	3Q 2022	% Change
Bakken	214,551	175,383	22%
Anadarko Basin	159,090	162,829	(2)%
Powder River Basin	22,750	31,234	(27)%
Permian Basin	53,646	38,948	38%
All other	5,590	6,047	(8)%
Total	455,627	414,441	10%

The following table summarizes the changes in our production by product for the third quarter period.

	Three months ended September 30,					Volume
	2023		2022		Volume	percent
	Volume	Percent	Volume	Percent	increase	increase
Crude oil (MBbl)	22,099	53%	18,443	48%	3,656	20%
Natural gas (MMcf)	118,913	47%	118,116	52%	797	1%
Total (MBoe)	41,918	100%	38,129	100%	3,789	10%

The 20% increase in crude oil production in the 2023 third quarter was driven by new well completions in the Bakken field over the past year, which led to an increase of 2,583 MBbls, or 24%, compared to the 2022 third quarter. The increase was also partly driven by our property acquisitions and subsequent new well completions in the Permian Basin over the past year, which contributed to an increase in our 2023 third quarter production by 937 MBbls, or 34%, compared to the 2022 third quarter. Additionally, as a result of new well completions over the past year our crude oil production increased 719 MBbls, or 26%, in the Anadarko Basin in the 2023 third quarter compared to the 2022 third quarter. These increases were partially offset by a 542 MBbls, or 30%, decrease in crude oil production in the Powder River Basin due to fewer new well completions compared to the prior year third quarter.

The 1% increase in natural gas production in the 2023 third quarter was driven by new well completions in the Bakken field over the past year which led to an increase of 6,124 MMcf, or 18%, compared to the 2022 third quarter. The increase was also partly driven by our property acquisitions and subsequent new well completions in the Permian Basin over the past year, which contributed to an increase in our 2023 third quarter production by 2,492 MMcf, or 48%, compared to the 2022 third quarter. These increases were partially offset by a 6,381 MMcf, or 9%, decrease in natural gas production in the Anadarko Basin due to recent capital spending being allocated primarily to oil-weighted projects in the play and a 1,434 MMcf, or 23%, decrease in natural gas production in the Powder River Basin due to fewer new well completions compared to the prior year third quarter.

Revenues

Net crude oil, natural gas, and natural gas liquids sales and related net sales prices presented below are non-GAAP measures. See the subsequent section titled Non-GAAP Financial Measures for a discussion and calculation of these measures.

Net crude oil, natural gas, and natural gas liquids sales. Net sales totaled $2.00 billion for the third quarter of 2023, a 25% decrease compared to net sales of $2.68 billion for the 2022 third quarter due to decreases in net sales prices, partially offset by increases in sales volumes as discussed below.

Total sales volumes for the third quarter of 2023 increased 3,419 MBoe, or 9%, compared to the 2022 third quarter due to additional drilling and completion activities and new wells added from property acquisitions over the past year. For the third quarter of 2023, our crude oil sales volumes increased 18% and our natural gas sales volumes increased 1% compared to the 2022 third quarter.

Our crude oil net sales prices averaged $78.61 per barrel in the 2023 third quarter compared to $89.46 per barrel for the 2022 third quarter due to a significant decrease in market prices resulting from changes in various macroeconomic conditions between periods. The differential between NYMEX West Texas Intermediate calendar month prices and our realized crude oil net sales prices averaged $3.57 per barrel for the 2023 third quarter compared to $2.16 per barrel for the 2022 third quarter.

Our natural gas net sales prices averaged $2.26 per Mcf for the 2023 third quarter compared to $8.56 per Mcf for the 2022 third quarter due to a significant decrease in market prices and price realizations. The difference between our net sales prices and NYMEX Henry Hub calendar month natural gas prices was a discount of $0.29 per Mcf for the 2023 third quarter compared to a premium of $0.37 per Mcf for the 2022 third quarter. We sell the majority of our operated natural gas production to midstream customers at lease locations based on market prices in the field where the sales occur. The field markets are impacted by residue gas and natural gas liquids (“NGLs”) prices at secondary, downstream markets. NGL prices in 2023 have decreased from 2022 levels in conjunction with decreased crude oil prices and other factors, resulting in reduced price realizations for our natural gas sales stream relative to benchmark prices.

Derivatives. Increased forward commodity prices during the third quarter of 2023 had an overall unfavorable impact on the fair value of our derivatives, which resulted in negative revenue adjustments totaling $335.1 million for the period, representing $34.0 million of cash gains and $369.1 million of unsettled non-cash losses, compared to negative revenue adjustments totaling $337.8 million in the third quarter of 2022.

Operating Costs and Expenses

Production Expenses. Production expenses increased $9.5 million, or 6%, to $175.8 million for the third quarter of 2023 compared to $166.3 million for the third quarter of 2022 due to an increase in the number of producing wells from drilling activities and property acquisitions, cost inflation for services and materials, and higher workover-related activities aimed at enhancing production from producing properties. Production expenses on a per-Boe basis averaged $4.21 per Boe for the 2023 third quarter compared to $4.34 per Boe for the 2022 third quarter.

Production and Ad Valorem Taxes. Production and ad valorem taxes decreased $38.1 million, or 19%, to $162.5 million for the third quarter of 2023 compared to $200.6 million for the third quarter of 2022 due to the previously described decrease in crude oil and natural gas revenues. Our production taxes as a percentage of net sales averaged 8.1% for the third quarter of 2023 compared to 7.5% for the third quarter of 2022. This increase was the result of changes in sales mix of crude oil and natural gas in the Company’s operating areas between periods.

Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $86.5 million, or 18%, to $577.0 million for the third quarter of 2023 compared to $490.5 million for the third quarter of 2022 due to the previously described 9% increase in total sales volumes coupled with an increase in our DD&A rate per Boe as further discussed below. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Three months ended September 30,
$/Boe	2023	2022
Crude oil and natural gas	$13.28	$12.51
Other equipment	0.45	0.20
Asset retirement obligation accretion	0.08	0.08
Depreciation, depletion, amortization and accretion	$13.81	$12.79

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

Certain of our proved reserves were revised downward in mid-2023 prompted by decreases in first-day-of-the-month commodity prices in the first half of 2023 and other factors, which resulted in an increase in our DD&A rate for crude oil and natural gas properties in the third quarter of 2023 compared to the third quarter of 2022.

Property Impairments. Total property impairments decreased $1.8 million to $11.0 million for the third quarter of 2023 compared to $12.8 million for the third quarter of 2022, reflecting a decrease in the amortization of undeveloped leasehold costs driven by changes in management's estimates of unproved properties not expected to be transferred to proved properties over the lives of the leases. There were no proved property impairments recognized in the third quarter periods of 2023 and 2022.

General and Administrative Expenses. Total G&A expenses increased $43.7 million, or 64%, to $112.4 million for the third quarter of 2023 compared to $68.7 million for the third quarter of 2022.

Total G&A expenses include charges for incentive compensation/prior equity awards of $61.4 million and $16.7 million for the third quarters of 2023 and 2022, respectively, the increase of which was driven by an increase in estimated incentive compensation payment obligations arising from changes in the value of the Company between periods primarily resulting from an increase in forward commodity prices in September 2023.

G&A expenses other than incentive compensation/prior equity awards totaled $51.0 million for the 2023 third quarter, consistent with $52.0 million for the 2022 third quarter.

The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Three months ended September 30,
$/Boe	2023	2022
General and administrative expenses	$1.22	$1.36
Incentive compensation/prior equity awards	1.47	0.43
Total general and administrative expenses	$2.69	$1.79

Interest Expense. Interest expense increased $30.2 million, or 43%, to $100.9 million for the third quarter of 2023 compared to $70.7 million for the third quarter of 2022 due to an increase in our weighted average outstanding debt balance from $6.4 billion for the third quarter of 2022 to $7.9 billion for the third quarter of 2023 coupled with an increase in variable interest rates incurred on outstanding credit facility and term loan borrowings. The increase in our outstanding debt was primarily driven by debt incurred in the fourth quarter of 2022 to fund a portion of the Hamm Family's November 2022 take-private transaction.

Income Taxes. For the third quarters of 2023 and 2022 we provided for income taxes at a combined federal and state tax rate of 23.5% and 24.5%, respectively, of our pre-tax income. We recorded an income tax provision of $106.0 million for the 2023 third quarter and an income tax provision of $323.4 million for the 2022 third quarter, which resulted in effective tax rates of 22.2% and 24.1%, respectively, after taking into account the application of statutory tax rates, permanent taxable differences, estimated tax credits, tax effects from equity/incentive compensation, and other items.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Results of Operations

The following table presents selected financial and operating information for the periods presented.

	Nine months ended September 30,
In thousands	2023	2022
Crude oil, natural gas, and natural gas liquids sales	$5,663,672	$7,870,696
Gain (loss) on derivative instruments, net	270,795	(1,009,460)
Crude oil and natural gas service operations	73,716	52,707
Total revenues	6,008,183	6,913,943
Operating costs and expenses	(3,221,798)	(2,961,094)
Other expenses, net	(297,453)	(211,408)
Income before income taxes	2,488,932	3,741,441
Provision for income taxes	(539,139)	(903,745)
Income before equity in net loss of affiliate	1,949,793	2,837,696
Equity in net loss of affiliate	(2,041)	(736)
Net income	1,947,752	2,836,960
Net income attributable to noncontrolling interests	1,854	17,349
Net income attributable to Continental Resources	$1,945,898	$2,819,611
Production volumes:
Crude oil (MBbl)	62,098	54,018
Natural gas (MMcf)	340,529	325,011
Crude oil equivalents (MBoe)	118,852	108,187
Sales volumes:
Crude oil (MBbl)	61,780	53,979
Natural gas (MMcf)	340,529	325,011
Crude oil equivalents (MBoe)	118,535	108,147

Production

The following table summarizes the changes in our average daily Boe production by major operating area for the year to date period.

Boe production per day	YTD 9/30/2023	YTD 9/30/2022	% Change
Bakken	196,605	169,889	16%
Anadarko Basin	156,550	155,861	0%
Powder River Basin	23,144	23,438	(1)%
Permian Basin	53,320	40,903	30%
All other	5,738	6,197	(7)%
Total	435,357	396,288	10%

The following table summarizes the changes in our production by product for the year to date period.

	Nine months ended September 30,					Volume
	2023		2022		Volume	percent
	Volume	Percent	Volume	Percent	increase	increase
Crude oil (MBbl)	62,098	52%	54,018	50%	8,080	15%
Natural gas (MMcf)	340,529	48%	325,011	50%	15,518	5%
Total (MBoe)	118,852	100%	108,187	100%	10,665	10%

The 15% increase in crude oil production for year to date 2023 compared to year to date 2022 was primarily driven by new well completions in the Bakken field over the past year, which led to an increase of 4,973 MBbls, or 16%, compared to the prior year period. The increase was also partly driven by our property acquisitions and subsequent new well completions in the Permian Basin over the past year, which contributed to an increase in our 2023 production by 2,497 MBbls, or 29%, compared to 2022 production. Additionally, as a result of new well completions over the past year our crude oil production increased 1,003 MBbls, or 11%, in the

Anadarko Basin for year to date 2023 compared to year to date 2022. These increases were partially offset by a 278 MBbls, or 7%, decrease in crude oil production in the Powder River Basin due to fewer new well completions compared to the prior period.

The 5% increase in natural gas production for year to date 2023 was due in part to new well completions in the Bakken field over the past year, which led to an increase of 13,925 MMcf, or 15%, compared to the prior year period. The increase was also partly driven by our property acquisitions and subsequent new well completions in the Permian Basin and Powder River Basin over the past year, which contributed to an increase in our year to date 2023 production by 6,545 MMcf compared to the year to date 2022 period. These increases were partially offset by a 4,889 MMcf, or 2%, decrease in natural gas production in the Anadarko Basin due to recent capital spending being allocated primarily to oil-weighted projects in the play.

Revenues

Net crude oil, natural gas, and natural gas liquids sales and related net sales prices presented below are non-GAAP measures. See the subsequent section titled Non-GAAP Financial Measures for a discussion and calculation of these measures.

Net crude oil, natural gas, and natural gas liquids sales. Net sales for year to date 2023 totaled $5.42 billion, a 29% decrease compared to $7.63 billion for the comparable 2022 period due to decreases in net sales prices, partially offset by increases in sales volumes as discussed below.

Total sales volumes for year to date 2023 increased 10,388 MBoe, or 10%, compared to year to date 2022 due to additional drilling and completion activities and new wells added from property acquisitions over the past year. For year to date 2023, our crude oil sales volumes increased 14% and our natural gas sales volumes increased 5% compared to year to date 2022.

Our crude oil net sales prices averaged $73.62 per barrel for year to date 2023 compared to $95.51 per barrel for year to date 2022 due to a significant decrease in market prices resulting from changes in various macroeconomic conditions between periods. The differential between NYMEX West Texas Intermediate calendar month prices and our realized crude oil net sales prices averaged $3.76 per barrel for year to date 2023 compared to $2.63 per barrel for year to date 2022.

Our natural gas net sales prices averaged $2.56 per Mcf for year to date 2023 compared to $7.63 per Mcf for year to date 2022 due to a significant decrease in market prices and price realizations. The difference between our net sales prices and NYMEX Henry Hub calendar month natural gas prices was a discount of $0.13 per Mcf for year to date 2023 compared to a premium of $0.74 per Mcf for year to date 2022. NGL prices in 2023 have decreased from 2022 levels in conjunction with decreased crude oil prices and other factors, resulting in reduced price realizations for our natural gas sales stream relative to benchmark prices.

Derivatives. Reduced commodity prices during the nine months ended September 30, 2023 had an overall favorable impact on the fair value of our derivatives, which resulted in positive revenue adjustments totaling $270.8 million for the period, representing $209.4 million of cash gains and $61.4 million of unsettled non-cash gains, compared to negative revenue adjustments totaling $1.0 billion in the comparable 2022 period.

Operating Costs and Expenses

Production Expenses. Production expenses increased $75.4 million, or 16%, to $532.2 million for year to date 2023 compared to $456.8 million for year to date 2022 due to an increase in the number of producing wells from drilling activities and property acquisitions, cost inflation for services and materials, costs associated with adverse winter weather conditions in the Bakken and Powder River Basin, and higher workover-related activities aimed at enhancing production from producing properties. Production expenses on a per-Boe basis averaged $4.49 per Boe for year to date 2023 compared to $4.22 per Boe for year to date 2022, the increase of which primarily reflects higher workover-related activities, cost inflation, and an increase in oil-weighted production from the Permian and Powder River basins over the past year which typically have higher per-unit operating costs compared to gas-weighted properties in the Anadarko Basin.

Production and Ad Valorem Taxes. Production and ad valorem taxes decreased $122.8 million, or 22%, to $440.4 million for year to date 2023 compared to $563.2 million for year to date 2022 due to the previously described decrease in crude oil and natural gas revenues. Our production taxes as a percentage of net sales averaged 8.1% for year to date 2023, an increase compared to 7.4% for year to date 2022. This increase was the result of changes in sales mix of crude oil and natural gas in the Company’s operating areas between periods.

Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $207.4 million, or 15%, to $1.6 billion for year to date 2023 compared to $1.4 billion for year to date 2022 primarily due to the previously described 10% increase in total sales volumes. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Nine months ended September 30,
$/Boe	2023	2022
Crude oil and natural gas	$13.00	$12.62
Other equipment	0.44	0.20
Asset retirement obligation accretion	0.09	0.09
Depreciation, depletion, amortization and accretion	$13.53	$12.91

Property Impairments. Total property impairments decreased $6.4 million to $46.5 million for year to date 2023 compared to $52.9 million for year to date 2022, primarily reflecting a decrease in the amortization of undeveloped leasehold costs driven by changes in management's estimates of unproved properties not expected to be transferred to proved properties over the lives of the leases.

General and Administrative Expenses. Total G&A expenses increased $24.7 million, or 12%, to $230.8 million for year to date 2023 compared to $206.1 million for year to date 2022.

Total G&A expenses include charges for incentive compensation/prior equity awards of $86.9 million and $60.8 million for the year to date periods of 2023 and 2022, respectively. This increase is primarily due to an increase in estimated incentive compensation payment obligations arising from changes in the value of the Company, which is partially offset by the reversal of previously recognized expense associated with incentive compensation awards that are no longer expected to vest.

G&A expenses other than incentive compensation/prior equity awards totaled $143.9 million for year to date 2023, consistent with $145.3 million for year to date 2022.

The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Nine months ended September 30,
$/Boe	2023	2022
General and administrative expenses	$1.21	$1.35
Incentive compensation/prior equity awards	0.74	0.56
Total general and administrative expenses	$1.95	$1.91

Interest Expense. Interest expense increased $90.5 million, or 42%, to $306.0 million for year to date 2023 compared to $215.5 million year to date 2022 due to an increase in our weighted average outstanding debt balance from $6.6 billion for year to date 2022 to $8.1 billion for year to date 2023 coupled with an increase in variable interest rates incurred on outstanding credit facility and term loan borrowings. The increase in our outstanding debt was primarily driven by debt incurred in the fourth quarter of 2022 to fund a portion of the Hamm Family's November 2022 take-private transaction.

Income Taxes. For the nine months ended September 30, 2023 and 2022 we provided for income taxes at a combined federal and state tax rate of 23.5% and 24.5%, respectively, of our pre-tax income. We recorded an income tax provision of $539.1 million for the year to date period of 2023 and an income tax provision of $903.7 million for the year to date period of 2022, which resulted in effective tax rates of 21.7% and 24.2%, respectively, after taking into account the application of statutory tax rates, permanent taxable differences, estimated tax credits, tax effects from equity/incentive compensation, and other items.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows generated from operating activities, financing provided by our credit facility, and the issuance of debt securities. Additionally, asset dispositions and joint development arrangements have provided a source of cash flow for use in reducing debt and enhancing liquidity.

At October 31, 2023, we had $701 million of outstanding borrowings and $1.55 billion of borrowing availability under our credit facility. Our credit facility, which is unsecured and has no borrowing base subject to redetermination, does not mature until October 2026. We remain committed to reducing debt and plan to continue prioritizing the repayment of credit facility borrowings over the next 12 months using available cash flows and expect our credit facility borrowing availability and liquidity to improve from current levels based on current market conditions. As discussed in Note 6. Derivative Instruments, we have hedged a significant portion of our forecasted future production to reduce exposure to adverse price volatility and help secure cash flows to support our capital program, debt reduction plans, and general corporate needs.

Based on our planned capital spending, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our credit facility, term loan, and senior note indentures. Further, based on current market indications, we expect to meet our contractual cash commitments to third parties as of September 30, 2023, including those subsequently described under the heading Future Capital Requirements, recognizing we may be required to meet such commitments even if our business plan assumptions were to change. We monitor our capital spending closely based on actual and projected cash flows and have the ability to reduce spending or dispose of assets if needed to preserve liquidity and financial flexibility to fund our operations.

Cash Flows

Cash flows from operating activities

Net cash provided by operating activities decreased $1.89 billion, or 35%, to $3.57 billion for year to date 2023 compared to $5.46 billion for year to date 2022. The decrease was driven by a $2.21 billion decrease in crude oil, natural gas, and NGL revenues due to the previously described decrease in commodity prices and increases in certain other cash operating expenses associated with increased sales volumes and the growth of our Company over the past year. Increased cash operating expenses included a $75.4 million increase in production expenses, an $8.4 million increase in transportation, gathering, processing, and compression expenses, a $102.8 million increase in cash paid for interest, a $16.1 million increase in cash payments for income taxes, and $129.5 million of cash payments for vested incentive compensation awards. These increases were partially offset by a $613.1 million increase in realized cash gains on matured commodity derivatives and a $122.8 million decrease in production and ad valorem taxes associated with lower revenues.

Cash flows from investing activities

Net cash used in investing activities totaled $2.77 billion for year to date 2023, consistent with $2.70 billion for year to date 2022. Our investing cash flows for year to date 2023 included $2.80 billion of exploration and development costs compared to $2.06 billion of exploration and development costs for year to date 2022, reflecting a planned increase in budgeted spending. This increase in spending was partially offset by lower acquisitions of producing crude oil and natural gas properties, with $162.0 million acquired for year to date 2023 compared to $432.7 million acquired for year to date 2022, as well as increased proceeds from the sale of assets with $377.4 million of proceeds received for year to date 2023 compared to $3.2 million of proceeds for year to date 2022.

Cash flows from financing activities

Net cash used in financing activities for year to date 2023 totaled $886.8 million, primarily consisting of $229 million of net repayments on our credit facility, $636 million of cash used to redeem senior notes and $25.3 million of cash distributed to noncontrolling interests.

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

Based on current market indications supported by cash flow protection provided by our hedge portfolio against commodity price declines, our budgeted capital spending plans over the next 12 months are expected to be funded from operating cash flows. Any deficiencies in operating cash flows relative to budgeted spending are expected to be funded by borrowings under our credit facility. If cash flows are materially impacted by declines in commodity prices, we have the ability to reduce our capital expenditures or utilize the availability of our credit facility if needed to fund our operations.

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

We were in compliance with our credit facility covenants at September 30, 2023 and expect to maintain such compliance. At September 30, 2023, our consolidated net debt to total capitalization ratio was 0.42. We do not believe the credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing if needed to support our business.

Future Capital Requirements

Our material future cash requirements are summarized below. Based on current market indications, we expect to meet our contractual cash commitments to third parties as of September 30, 2023, recognizing we may be required to meet such commitments even if our business plan assumptions were to change.

Senior notes

Our debt includes outstanding senior note obligations totaling $5.7 billion at September 30, 2023, exclusive of interest payment obligations thereon. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. The earliest scheduled senior note maturity is our $893 million of 2024 Notes due in June 2024. We expect to be able to generate or borrow sufficient funds necessary to fully redeem our 2024 Notes by the maturity date. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 8. Debt in Notes to Unaudited Condensed Consolidated Financial Statements.

We were in compliance with our senior note covenants at September 30, 2023 and expect to maintain such compliance. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt do not trigger additional senior note covenants.

Credit facility borrowings

As of October 31, 2023, we had $701 million of outstanding borrowings on our credit facility. Our credit facility matures in October 2026.

Term loan

We have a $750 million term loan that matures in November 2025. The covenant requirements in the term loan are consistent with the covenants in our revolving credit facility, including the requirement that we maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.0. We were in compliance with the term loan covenants at September 30, 2023 and expect to maintain compliance. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt do not trigger a security requirement or change in covenants for the term loan.

Transportation, gathering, and processing commitments

We have entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities that require us to pay per-unit charges regardless of the amount of capacity used. Future commitments remaining as of September 30, 2023 under the arrangements amount to approximately $909 million. See Note 9. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Capital expenditures

Our capital expenditures budget for 2023 is expected to be $3.25 billion. Costs of acquisitions and investments are not budgeted, with the exception of planned levels of spending for mineral acquisitions.

For the nine months ended September 30, 2023, we invested $2.53 billion in our capital program, excluding $681 million of unbudgeted acquisitions and $8.3 million of mineral acquisitions attributable to Franco-Nevada, and including $86.6 million of capital costs associated with increased accruals for capital expenditures as compared to December 31, 2022. Our 2023 year to date capital expenditures were allocated as shown in the table below.

In millions	1Q 2023	2Q 2023	3Q 2023	YTD 2023
Exploration and development drilling	$740.6	$700.5	$671.8	$2,112.9
Land costs	42.5	43.8	24.5	110.8
Mineral acquisitions attributable to Continental	0.6	0.9	0.6	2.1
Capital facilities, workovers, water infrastructure, and other corporate assets	115.0	102.2	89.0	306.2
Capital expenditures attributable to Continental, excluding unbudgeted acquisitions	898.7	847.4	785.9	2,532.0
Unbudgeted acquisitions	240.7	56.3	384.2	681.2
Total capital expenditures attributable to Continental	$1,139.4	$903.7	$1,170.1	$3,213.2
Mineral acquisitions attributable to Franco-Nevada	2.3	3.5	2.5	8.3
Total capital expenditures	$1,141.7	$907.2	$1,172.6	$3,221.5

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

Cash payments for income taxes

For the nine months ended September 30, 2023, we made cash payments for federal and state income taxes totaling $456 million, representing payments associated with 2022 tax return filing extensions and estimated quarterly payments for 2023 federal and state income taxes based on estimates of taxable income for 2023. Significant judgment is involved in estimating future taxable income, as we are required to make assumptions about future commodity prices, projected production, development activities, capital spending, profitability, and general economic conditions, all of which are subject to material revision in future periods as better information becomes available. If commodity prices remain at current levels, we expect to continue generating significant taxable income through at least year-end 2024, which would result in us continuing to make estimated tax payments on a quarterly basis in 2024 that could approximate the payments made thus far in 2023. Because of the significant uncertainty inherent in numerous factors utilized in projecting taxable income, we cannot predict the amount of future income tax payments with certainty.

Long-term incentive compensation awards

As discussed in Note 10. Incentive Compensation in Notes to Unaudited Condensed Consolidated Financial Statements, at September 30, 2023 we have recognized a current liability of $130.5 million and a non-current liability of $37.8 million in the unaudited condensed consolidated balance sheets associated with unvested incentive compensation awards granted to employees that are scheduled to vest in 2024, 2025, and 2026. We intend to settle these awards in cash at the time vesting occurs. Our recognized liabilities will be remeasured each reporting period leading up to the applicable award vesting dates to reflect additional service rendered by employees and to reflect changes in expected cash payments arising from underlying changes in the value of the Company based on independent third party appraisals.

Senior note redemptions and repurchases

In recent periods we have redeemed or repurchased a portion of our outstanding senior notes. From time to time, we may execute additional redemptions or repurchases of our senior notes for cash in open market transactions, privately negotiated transactions, or otherwise. The timing and amount of any such redemptions or repurchases will depend on prevailing market conditions, our liquidity, and prospects for future access to capital, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Our $893 million of 2024 Notes is due in June 2024. We expect to be able to generate or borrow sufficient funds necessary to fully redeem our 2024 Notes by the maturity date.

Derivative Instruments

The fair value of our derivative instruments at September 30, 2023 was a net liability of $117.3 million. See Note 6. Derivative Instruments in Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of our hedging activities, including a summary of derivative contracts in place as of September 30, 2023. The estimated fair value of our derivatives is highly sensitive to market price volatility and therefore subject to significant fluctuations from period to period. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for information on how hypothetical changes in commodity prices would impact the fair value of our derivatives as of September 30, 2023.

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

The following tables present a reconciliation of crude oil, natural gas, and natural gas liquids sales (GAAP) to net crude oil, natural gas, and natural gas liquids sales and related net sales prices (non-GAAP) for the three and nine months ended September 30, 2023 and 2022.

	Three months ended September 30, 2023			Three months ended September 30, 2022
In thousands	Crude oil	Natural gas and NGLs	Total	Crude oil	Natural gas and NGLs	Total
Crude oil, natural gas, and NGL sales (GAAP)	$1,800,610	$281,721	$2,082,331	$1,738,414	$1,028,848	$2,767,262
Less: Transportation expenses	(74,320)	(12,553)	(86,873)	(67,818)	(17,832)	(85,650)
Net crude oil, natural gas, and NGL sales (non-GAAP)	$1,726,290	$269,168	$1,995,458	$1,670,596	$1,011,016	$2,681,612
Sales volumes (MBbl/MMcf/MBoe)	21,960	118,913	41,779	18,674	118,116	38,360
Net sales price (non-GAAP)	$78.61	$2.26	$47.76	$89.46	$8.56	$69.91

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
In thousands	Crude oil	Natural gas and NGLs	Total	Crude oil	Natural gas and NGLs	Total
Crude oil, natural gas, and NGL sales (GAAP)	$4,752,572	$911,100	$5,663,672	$5,343,742	$2,526,954	$7,870,696
Less: Transportation expenses	(204,613)	(40,654)	(245,267)	(188,418)	(48,433)	(236,851)
Net crude oil, natural gas, and NGL sales (non-GAAP)	$4,547,959	$870,446	$5,418,405	$5,155,324	$2,478,521	$7,633,845
Sales volumes (MBbl/MMcf/MBoe)	61,780	340,529	118,535	53,979	325,011	108,147
Net sales price (non-GAAP)	$73.62	$2.56	$45.71	$95.51	$7.63	$70.59

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General. We are exposed to a variety of market risks including commodity price risk, credit risk, and interest rate risk. We seek to address these risks through a program of risk management which may include the use of derivative instruments.

Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of crude oil, natural gas, and natural gas liquids. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas and natural gas liquids production. Commodity prices have been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including differences between product prices at sales points and the applicable index prices. Based on our average daily production for nine months ended September 30, 2023, and excluding the effect of derivative instruments in place, our annual revenue would increase or decrease by approximately $830 million for each $10.00 per barrel change in crude oil prices at September 30, 2023 and $455 million for each $1.00 per Mcf change in natural gas prices at September 30, 2023.

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

The fair value of our derivative instruments at September 30, 2023 was a net liability of $117.3 million, which is comprised of a $67.8 million net asset associated with our natural gas derivatives and a $185.1 million net liability associated with our crude oil derivatives. The following table shows how a hypothetical +/- 10% change in the underlying forward prices used to calculate the fair value of our derivatives would impact the fair value estimates as of September 30, 2023.

		Hypothetical Fair Value
In thousands	Change in Forward Price	Asset (Liability)
Crude Oil	-10%	$94,774
Crude Oil	+10%	$(465,008)
Natural Gas	-10%	$299,052
Natural Gas	+10%	$(163,056)

Changes in the fair value of our derivatives from the above price sensitivities would produce a corresponding change in our total revenues.

Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($1.3 billion in receivables at September 30, 2023), and our joint interest and other receivables ($385 million at September 30, 2023).

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

Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $25 million at September 30, 2023, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on a co-owner's interest in the well, to net production proceeds against amounts owed in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

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

We had $701 million of variable rate borrowings outstanding on our credit facility and $750 million of variable rate borrowings on our term loan at October 31, 2023. The impact of a 0.25% increase in interest rates on this amount of debt would result in increased interest expense and reduced income before income taxes of approximately $3.6 million per year.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of September 30, 2023 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2023, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CONTINENTAL RESOURCES, INC.

Date:	November 3, 2023	By:	/s/ John D. Hart
John D. Hart
Chief Financial Officer and Executive Vice President of Strategic Planning (Duly Authorized Officer and Principal Financial Officer)