Form 10-K
period 2023-12-31
CONTINENTAL RESOURCES, INC
filed 2024-02-22
CIK 732834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

i

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

We focus our activities in large crude oil and natural gas plays that provide us the opportunity to acquire undeveloped acreage positions and apply our geologic and operational expertise to drill and develop properties at attractive rates of return. We have been successful in targeting large repeatable resource plays where three dimensional seismic, horizontal drilling, geosteering technologies, advanced completion technologies, pad/row development, and enhanced recovery technologies allow us to develop and produce crude oil and natural gas reserves from unconventional formations.

Effective November 22, 2022, Continental Resources, Inc. became a privately held corporation and has no publicly available common shares outstanding. We continue to furnish Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K with the SEC as required by our senior note indentures. See Part II. Item 8. Notes to Consolidated Financial Statements—Note 1. Organization and Summary of Significant Accounting Policies—2022 Take-Private Transaction for additional information.

Our Business Strategies

Our business strategies continue to be focused on increasing enterprise value by finding and developing crude oil and natural gas reserves at low costs and attractive rates of return. For 2024, our primary business strategies will include:

•
Continuing to exercise capital discipline and operational excellence to maximize cash flow generation;
•
Reducing outstanding debt and strengthening our balance sheet to further enhance financial flexibility;
•
Continuing to optimize the efficiency of our capital programs and production operations to further reduce costs and enhance returns; and
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

The table below sets forth estimated proved crude oil and natural gas reserves information by reserve category as of December 31, 2023. Proved reserves attributable to noncontrolling interests are not material relative to our consolidated reserves and are not separately presented herein. Our reserve estimates as of December 31, 2023 are based primarily on a reserve report prepared by Ryder Scott. In preparing its report, Ryder Scott evaluated properties representing approximately 99% of our total proved reserves as of December 31, 2023. Our internal technical staff evaluated the remaining properties. A copy of Ryder Scott’s summary report is included as an exhibit to this Annual Report on Form 10-K.

Our estimated proved reserves and related future net revenues at December 31, 2023 were determined using the 12-month unweighted arithmetic average of the first-day-of-the-month commodity prices for the period of January 2023 through December 2023, without giving effect to derivative transactions, and were held constant throughout the lives of the properties. These prices were $78.22 per Bbl for crude oil and $2.64 per MMBtu for natural gas ($73.67 per Bbl for crude oil and $2.00 per Mcf for natural gas adjusted for location and quality differentials).

The following table summarizes our estimated proved reserves by commodity and reserve classification as of December 31, 2023.

	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Proved developed producing	394,532	3,186,722	925,653
Proved developed non-producing	7,319	34,844	13,126
Proved undeveloped	512,183	2,376,765	908,310
Total proved reserves	914,034	5,598,331	1,847,089

The following table provides additional information regarding our estimated proved crude oil and natural gas reserves by region as of December 31, 2023.

	Proved Developed			Proved Undeveloped
	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Bakken	187,125	916,570	339,887	201,766	630,987	306,931
Anadarko Basin	80,047	1,933,019	402,216	77,239	1,042,211	250,941
Powder River Basin	30,871	150,785	56,002	57,496	155,329	83,384
Permian Basin	82,261	220,725	119,049	175,682	548,238	267,054
All other	21,547	467	21,625	—	—	—
Total	401,851	3,221,566	938,779	512,183	2,376,765	908,310

The following table provides information regarding changes in total estimated proved reserves for the periods presented.

	Year Ended December 31,
MBoe	2023	2022	2021
Proved reserves at beginning of year	1,863,764	1,645,310	1,103,762
Revisions of previous estimates	(369,264)	(133,061)	53,569
Extensions, discoveries and other additions	438,367	395,490	371,105
Production	(160,660)	(146,657)	(120,321)
Sales of minerals in place	(15,594)	(144)	(148)
Purchases of minerals in place	90,476	102,826	237,343
Proved reserves at end of year	1,847,089	1,863,764	1,645,310

Revisions of previous estimates. Revisions for 2023 are comprised of (i) downward price revisions of 22 MMBo and 344 Bcf (totaling 79 MMBoe) due to a decrease in average crude oil and natural gas prices in 2023 compared to 2022, (ii) the removal of 14 MMBo and 148 Bcf (totaling 39 MMBoe) of PUD reserves no longer scheduled to be drilled within five years of initial booking due to continual refinement of our drilling and development programs and reallocation of capital to areas providing the best opportunities to improve efficiencies, recoveries, and rates of return, (iii) downward revisions of 95 MMBo and 446 Bcf (totaling 170 MMBoe) from the removal of PUD reserves due to changes in anticipated well densities, economics, performance, and other factors, and (iv) downward revisions of 57 MMBo and 149 Bcf (totaling 82 MMBoe) due to changes in ownership interests, operating costs, anticipated production, and other factors.

Extensions, discoveries and other additions. Extensions, discoveries and other additions for each of the three years reflected in the table above were due to successful drilling and completion activities and continual refinement of our drilling programs. For 2023, proved reserve additions totaled 438 MMBoe. See the subsequent section titled Summary of Crude Oil and Natural Gas Properties and Projects for a discussion of our 2023 drilling activities.

Sales of minerals in place. We had no individually significant dispositions of proved reserves in the past three years.

Purchases of minerals in place. Purchases in 2023, 2022, and 2021 were attributable to our acquisitions of properties as discussed in Part II. Item 8. Notes to Consolidated Financial Statements—Note 2. Property Acquisitions and Dispositions.

Proved Undeveloped Reserves

All of our PUD reserves at December 31, 2023 are located in our most active development areas. The following table provides information regarding changes in our PUD reserves for the year ended December 31, 2023. Our PUD reserves at December 31, 2023 include 49 MMBoe of reserves associated with wells where drilling has occurred but the wells have not been completed or are completed but not producing (“DUC wells”). Our DUC wells are classified as PUD reserves when relatively major expenditures are required to complete and produce from the wells.

	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Proved undeveloped reserves at December 31, 2022	435,240	2,358,578	828,336
Revisions of previous estimates	(147,483)	(908,770)	(298,945)
Extensions, discoveries and other additions	230,136	979,737	393,426
Sales of minerals in place	(242)	(673)	(354)
Purchases of minerals in place	52,043	192,274	84,088
Conversion to proved developed reserves	(57,511)	(244,381)	(98,241)
Proved undeveloped reserves at December 31, 2023	512,183	2,376,765	908,310

Revisions of previous estimates. As previously discussed, in 2023 we removed 14 MMBo and 148 Bcf (totaling 39 MMBoe) of PUD reserves no longer scheduled to be drilled within five years of initial booking due to continual refinement of our drilling and development programs and reallocation of capital to areas providing the best opportunities to improve efficiencies, recoveries, and rates of return. Additionally, changes in anticipated well densities, economics, performance, and other factors resulted in downward PUD reserve revisions of 95 MMBo and 446 Bcf (totaling 170 MMBoe) in 2023. The decreases in average crude oil and natural gas prices in 2023 resulted in downward price revisions of 2 MMBo and 135 Bcf (totaling 25 MMBoe). Finally, changes in ownership interests, operating costs, anticipated production, and other factors resulted in downward revisions for PUD reserves of 36 MMBo and 180 Bcf (totaling 65 MMBoe) in 2023.

Extensions, discoveries and other additions. Extensions, discoveries and other additions were due to successful drilling activities and continual refinement of our drilling and development programs. PUD reserve additions totaled 230 MMBo and 980 Bcf (totaling 393 MMBoe) in 2023.

Sales of minerals in place. We had no individually significant dispositions of PUD reserves in 2023.

Purchases of minerals in place. Purchases in 2023 were attributable to our acquisitions of properties as discussed in Part II. Item 8. Notes to Consolidated Financial Statements—Note 2. Property Acquisitions and Dispositions.

Conversion to proved developed reserves. In 2023, we developed approximately 20% of our PUD locations and 12% of our PUD reserves booked as of December 31, 2022 through the drilling and completion of 454 gross (213 net) development wells at an aggregate capital cost of approximately $1.2 billion incurred in 2023.

Development plans. We have acquired substantial leasehold positions in our key operating areas. Our drilling programs to date in our historical operating areas have focused on proving our undeveloped leasehold acreage through strategic drilling, thereby increasing the amount of leasehold acreage in the secondary term of the lease with no further drilling obligations (i.e., categorized as held by production) and resulting in a reduced amount of leasehold acreage in the primary term of the lease. While we may opportunistically drill strategic exploratory wells, a substantial portion of our future capital expenditures will be focused on developing our PUD locations, including our drilled but not completed locations. Our inventory of DUC wells classified as PUDs total 164 gross (65 net) operated and non-operated locations at December 31, 2023 and represent 5% of our PUD reserves at that date. The costs to drill our uncompleted wells were incurred prior to December 31, 2023 and only the remaining completion costs are included in future development plans.

Estimated future development costs relating to the development of PUD reserves at December 31, 2023 are projected to be approximately $2.0 billion in 2024, $1.8 billion in 2025, $2.6 billion in 2026, $2.7 billion in 2027, and $2.3 billion in 2028. These capital expenditure projections have been established based on an expectation of drilling and completion costs, available cash flows, borrowing capacity, and the commodity price environment in effect at the time of preparing our reserve estimates and may be adjusted as market conditions evolve. Development of our existing PUD reserves at December 31, 2023 is expected to occur within five years of the date of initial booking of the PUDs. PUD reserves not expected to be drilled within five years of initial booking because of changes in business strategy or for other reasons have been removed from our reserves at December 31, 2023. We had no PUD reserves at December 31, 2023 that remain undrilled beyond five years from the date of initial booking.

Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process

Ryder Scott, our independent reserves evaluation consulting firm, estimated, in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC, 99% of our total proved reserves as of December 31, 2023 included in this Form 10-K. The Ryder Scott technical personnel responsible for preparing the reserve estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Refer to Exhibit 99 included with this Form 10-K for further discussion of the qualifications of Ryder Scott personnel.

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

Our Manager of Corporate Reserves is the technical person primarily responsible for overseeing the preparation of our reserve estimates. He has a Bachelor of Science degree in Petroleum Engineering, an MBA in Finance and 39 years of industry experience with positions in operations, acquisitions, engineering and evaluations. He has worked in the area of reserves and reservoir engineering most of his career and is a member of the Society of Petroleum Engineers. The Manager of Corporate Reserves reports to our Chief Financial Officer and Executive Vice President of Strategic Planning. The reserves estimates are reviewed and approved by certain members of the Company's senior management.

Developed and Undeveloped Acreage

The following table presents our total gross and net developed and undeveloped acres by region as of December 31, 2023:

	Developed acres		Undeveloped acres		Total
	Gross	Net	Gross	Net	Gross	Net
Bakken	1,115,481	711,024	74,353	42,151	1,189,834	753,175
Anadarko Basin	636,070	372,087	239,550	130,334	875,620	502,421
Powder River Basin	247,057	181,250	279,382	194,793	526,439	376,043
Permian Basin	118,803	105,930	108,950	87,345	227,753	193,275
All other	186,906	152,037	234,150	147,973	421,056	300,010
Total	2,304,317	1,522,328	936,385	602,596	3,240,702	2,124,924

The following table sets forth the number of gross and net undeveloped acres as of December 31, 2023 scheduled to expire over the next three years by region unless production is established within the spacing units covering the acreage prior to the expiration dates or the leases are renewed.

	2024		2025		2026
	Gross	Net	Gross	Net	Gross	Net
Bakken	14,980	9,441	6,050	4,246	1,484	918
Anadarko Basin	34,856	13,976	82,207	48,836	29,377	22,004
Powder River Basin	8,715	4,050	2,707	2,378	10,258	7,392
Permian Basin	41,758	33,594	24,713	18,181	11,486	11,159
All other	31,803	14,260	16,843	11,392	23,285	15,844
Total	132,112	75,321	132,520	85,033	75,890	57,317

Drilling Activity

During the three years ended December 31, 2023, we participated in the drilling and completion of exploratory and development wells as set forth in the table below.

	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Crude oil	33	25.9	17	12.1	11	8.0
Natural gas	—	—	2	—	2	1.9
Dry holes	—	—	1	1	—	—
Total exploratory wells	33	25.9	20	13.1	13	9.9
Development wells:
Crude oil	548	259.0	407	153.6	376	144.6
Natural gas	27	7.6	65	28.8	38	20.3
Dry holes	—	—	—	—	—	—
Total development wells	575	266.6	472	182.4	414	164.9
Total wells	608	292.5	492	195.5	427	174.8

As of December 31, 2023, there were 203 gross (113 net) operated and non-operated wells that have been spud and are in the process of drilling, completing or waiting on completion.

Summary of Crude Oil and Natural Gas Properties and Projects

Following is a discussion of 2023 activities in our key operating areas.

Bakken Field

Our total Bakken production averaged 220,428 Boe per day for the fourth quarter of 2023, up 26% from the 2022 fourth quarter. For the year ended December 31, 2023, our average daily Bakken production increased 18% compared to 2022. In 2023, we participated in the drilling and completion of 363 gross (166 net) wells in the Bakken compared to 266 gross (93 net) wells in 2022.

Our Bakken properties represented 35% of our total proved reserves at December 31, 2023 and 49% of our average daily Boe production for the 2023 fourth quarter. Our total proved Bakken field reserves as of December 31, 2023 were 647 MMBoe, a decrease of 12% compared to December 31, 2022. Our inventory of proved undeveloped drilling locations in the Bakken totaled 1,006 gross (539 net) wells as of December 31, 2023.

Anadarko Basin

Our properties in the Anadarko Basin represented 35% of our total proved reserves as of December 31, 2023 and 32% of our average daily Boe production for the fourth quarter of 2023. Production in the Anadarko Basin averaged 144,158 Boe per day during the fourth quarter of 2023, down 13% compared to the 2022 fourth quarter. We participated in the drilling and completion of 120 gross (43 net) wells in the Anadarko Basin during 2023 compared to 155 gross (44 net) wells in 2022.

Our proved reserves in the Anadarko Basin as of December 31, 2023 totaled 653 MMBoe, a decrease of 6% compared to December 31, 2022. Our inventory of proved undeveloped drilling locations in the Anadarko Basin totaled 272 gross (161 net) wells as of December 31, 2023.

Powder River Basin

Our Powder River properties represented 8% of our total proved reserves at December 31, 2023 and 6% of our average daily Boe production for the 2023 fourth quarter. Our production in the Powder River Basin averaged 25,577 Boe per day for the fourth quarter of 2023, a decrease of 9% compared to the 2022 fourth quarter. During 2023, we participated in the drilling and completion of 53 gross (17 net) wells in the play compared to 31 gross (23 net) wells in 2022.

Our proved reserves in the Powder River Basin totaled 139 MMBoe as of December 31, 2023, an increase of 34% compared to December 31, 2022. Our inventory of proved undeveloped drilling locations in the play totaled 136 gross (103 net) wells as of December 31, 2023.

Permian Basin

Our Permian properties represented 21% of our total proved reserves at December 31, 2023 and 13% of our average daily Boe production for the 2023 fourth quarter. Our production in the Permian Basin averaged 58,601 Boe per day for the fourth quarter of 2023, an increase of 30% compared to the 2022 fourth quarter. During 2023, we participated in the drilling and completion of 72 gross (66 net) wells in the play compared to 39 gross (35 net) wells in 2022.

Our proved reserves in the Permian Basin totaled 386 MMBoe as of December 31, 2023, an increase of 27% compared to December 31, 2022. Our inventory of proved undeveloped drilling locations in the play totaled 459 gross (377 net) wells at year-end 2023.

Production and Price History

The following table sets forth information concerning our production results, average sales prices and production costs for the years ended December 31, 2023, 2022 and 2021 in total and for each field containing 15 percent or more of our total proved reserves as of December 31, 2023.

	Year ended December 31,
	2023	2022	2021
Net production volumes:
Crude oil (MBbls)
North Dakota Bakken	48,032	39,917	40,121
SCOOP	11,652	10,051	11,318
Permian Delaware	14,762	11,832	—
Total Company	84,710	72,827	58,636
Natural gas (MMcf)
North Dakota Bakken	146,026	124,411	120,517
SCOOP	179,165	185,755	179,553
Permian Delaware	27,980	20,804	—
Total Company	455,698	442,980	370,110
Crude oil equivalents (MBoe)
North Dakota Bakken	72,370	60,652	60,207
SCOOP	41,513	41,010	41,244
Permian Delaware	19,425	15,300	—
Total Company	160,660	146,657	120,321
Average sales prices:
Crude oil ($/Bbl)
North Dakota Bakken	$76.41	$94.51	$67.08
SCOOP	76.82	94.58	66.71
Permian Delaware	76.21	95.14	69.54
Total Company	76.89	94.95	67.21
Natural gas ($/Mcf)
North Dakota Bakken	$2.54	$8.30	$4.56
SCOOP	2.93	7.00	5.46
Permian Delaware	2.53	7.27	7.33
Total Company	2.60	7.15	4.98
Average costs per Boe:
Production expenses ($/Boe)
North Dakota Bakken	$5.23	$5.05	$4.27
SCOOP	1.50	1.44	1.24
Permian Delaware	5.72	7.27	—
Total Company	4.47	4.24	3.38
Production and ad valorem taxes ($/Boe)	$3.76	$4.98	$3.36
General and administrative expenses ($/Boe)	$1.74	$2.74	$1.94
DD&A expense ($/Boe)	$14.11	$12.86	$15.76

The following table sets forth information regarding our average daily production by region for the fourth quarter of 2023:

	Fourth Quarter 2023 Daily Production
	Crude Oil (Bbls per day)	Natural Gas (Mcf per day)	Total (Boe per day)
Bakken	146,841	441,521	220,428
Anadarko Basin	33,979	661,075	144,158
Powder River Basin	15,688	59,333	25,577
Permian Basin	43,647	89,727	58,601
All other	5,635	188	5,666
Total	245,790	1,251,844	454,430

Productive Wells

Gross wells represent the number of wells in which we own a working interest and net wells represent the total of our fractional working interests owned in gross wells. The following table presents the total gross and net productive wells by region and by crude oil or natural gas completion as of December 31, 2023. One or more completions in the same well bore are counted as one well.

	Crude Oil Wells		Natural Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Bakken	6,127	2,236	—	—	6,127	2,236
Anadarko Basin	1,184	525	974	321	2,158	846
Powder River Basin	484	379	6	5	490	384
Permian Basin	473	400	55	33	528	433
All other	268	254	26	5	294	259
Total	8,536	3,794	1,061	364	9,597	4,158

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

Marketing

We sell most of our operated crude oil production to crude oil refining companies or midstream marketing companies at major market centers. In the Bakken, Powder River, Permian, and Anadarko basins we have significant volumes of production directly connected to pipeline gathering systems, with the remaining production primarily transported by truck to a point on a pipeline system for further delivery. We do not transport any of our oil production prior to sale by rail, but several purchasers of our Bakken production are connected to rail delivery systems and may choose those methods to transport the oil they have purchased from us. We sell some operated crude oil production at the lease. Our share of crude oil production from non-operated properties is marketed at the discretion of the operators.

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

The following are significant areas of regulation that may affect us in the areas in which we operate.

Environmental, health, and safety regulation

We are subject to stringent, complex, and overlapping federal, state, and local laws, rules and regulations governing environmental compliance, and occupational safety and health, as well as the discharge of materials into, and the protection of, the environment and natural resources. Environmental, health, and safety laws, rules and regulations may relate to, among other things:

•
the discharge or other release of pollutants into federal and state waters and the ambient air;
•
assessing the environmental impact of seismic acquisition, drilling and construction activities;
•
the generation, storage, transportation and disposal of waste materials, including hazardous substances;
•
the emission of certain gases, including methane, into the atmosphere;
•
the acquisition of various permits to conduct exploration, drilling and production operations;
•
the restriction of types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and transportation activities;
•
the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas including areas containing endangered species of plants and animals;

•
the requirement of remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells;
•
the imposition of substantial liabilities for pollution resulting from drilling and production operations;
•
the development of emergency response and spill contingency plans; and
•
worker protection.

These laws, rules and regulations may restrict the level of substances generated by our operations that may be emitted into the air, discharged to surface water, and disposed or otherwise released to surface and below-ground soils and groundwater, and may also restrict the rate of our crude oil and natural gas production to a rate that is economically infeasible for continued production. The regulatory burden on the crude oil and natural gas industry increases the cost of doing business and affects profitability. Any regulatory changes that impose further requirements on domestic producers for emissions control, waste handling, disposal, cleanup and remediation could have a significant impact on our operating costs and production of oil and gas. For example, the U.S. Environmental Protection Agency finalized federal regulations in December 2023 regarding methane emissions for new and existing oil and gas sources. These rules require more stringent emissions controls for new sources and for the first time impose similar requirements on existing sources, and fines and penalties for violations of the rules can be substantial. Separately, the Inflation Reduction Act of 2022 (“IRA”) established a methane emissions charge, effective January 1, 2024, on specific types of oil and gas production facilities that report emissions in excess of applicable thresholds. Failure to comply with these and other laws, rules and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of corrective or remedial obligations or the incurrence of capital expenditures, the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects, the issuance of orders enjoining performance of some or all of our operations, and potential litigation in a particular area. Additionally, certain of these environmental laws may result in imposition of joint and several or strict liability, which could cause us to become liable for the conduct of others or for consequences of our own actions. For instance, an accidental release from one of our wells could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners or other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. Certain environmental laws also provide for certain citizen suits, which allow persons or organizations to act in place of the government and sue operators for alleged violations of environmental laws. We have incurred and will continue to incur operating and capital expenditures, some of which may be material, to comply with environmental, health, and safety laws, rules, and regulations.

Other regulation of the oil and gas industry

The Company’s oil and gas operations are subject to various federal, state, and local laws and regulations that relate to matters including, among other things:

•
location, drilling and casing of wells;
•
hydraulic fracturing;
•
well production operations;
•
disposal of produced water;
•
regulation of transportation and sale of crude oil, natural gas, and natural gas liquids;
•
surface usage;
•
calculation and disbursement of royalty payments and production taxes; and
•
restoration of properties used for oil and gas operations.

Our operations also are subject to conservation regulations, including the regulation of the size of drilling and spacing units or proration units; the number of wells that may be drilled in a unit; the rate of production allowable from crude oil and natural gas wells; and the unitization or pooling of oil and gas properties. Some states allow the forced pooling or unitization of tracts to facilitate exploration and development, while other states rely on voluntary pooling of lands and leases. Such rules often impact the ultimate timing of our exploration and development plans. In addition, federal and state conservation laws generally limit the venting or flaring of natural gas. These regulations limit the amounts of oil and gas we can produce from our wells and the number of wells or the locations at which we can drill.

Certain of our leases are granted or approved by the federal government and administered by the Bureau of Land Management or Bureau of Indian Affairs of the Department of the Interior. Such leases require compliance with detailed federal regulations and orders that regulate, among other matters, drilling and operations on lands covered by these leases and calculation and disbursement of royalty payments to the federal government, tribes or tribal members. Moreover, the permitting process for oil and gas activities on federal and Indian lands can sometimes be subject to delay, including as a result of challenges to permits or other regulatory decisions brought by non-governmental organizations or other parties, which can hinder development activities or otherwise adversely impact operations. The federal government has, from time to time, evaluated and, in some cases, promulgated new rules and regulations regarding competitive lease bidding, venting and flaring, oil and gas measurement and royalty payment obligations for production from federal lands.

For additional information on the Company’s regulatory risks, see Part 1, Item 1A. Risk Factors—Legal and Regulatory Risks of this report.

Human Capital

Employees and Labor Relations

As of December 31, 2023, we employed 1,457 people, all of which were employed in the United States, with 818 employees being located at our corporate headquarters in Oklahoma City, Oklahoma and 639 employees located in our field offices located in Oklahoma, North Dakota, South Dakota, Montana, Wyoming, and Texas. None of our employees are subject to collective bargaining agreements. We believe our overall relations with our workforce are good.

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

Health and Wellness

We offer various benefit programs designed to promote the health and well-being of our employees and their families. These benefits include medical, dental, and vision insurance plans; disability and life insurance plans; paid time off, and other personal leave; and healthcare flexible spending accounts, among other things. In addition to these programs, we have a number of other programs designed to further promote the health and wellness of our employees. For instance, employees at our corporate headquarters have access to our fitness center. Additionally, we have an employee assistance program that offers counseling and referral services for a broad range of personal and family situations. We also offer a wellness plan that includes annual biometric screenings, flu shots, smoking cessation programs, and healthy snack options in our break rooms to encourage total body wellness.

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

Company Contact Information

Our corporate internet website is www.clr.com. Through the “Stakeholders” section of our website, we make available free of charge reports filed with or furnished to the SEC. Information contained on our website is not incorporated by reference into this report and you should not consider information contained on our website as part of this report.

We electronically file periodic reports with the SEC as required by our senior note indentures. The SEC maintains an internet website that contains reports and other information registrants file with the SEC. The address of the SEC’s website is www.sec.gov.

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
•
military and political conditions in, or affecting other, crude oil-producing and natural gas-producing nations, including the continuation of, or any increase in the severity of, the conflict in Ukraine, Israel and Palestine and the Middle East;
•
localized supply and demand fundamentals;
•
the cost and availability, proximity and capacity of transportation, processing, storage and refining facilities for various quantities and grades of crude oil, natural gas, and natural gas liquids;
•
adverse climatic conditions, natural disasters, and national and global health epidemics and concerns;
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

Lower commodity prices may also reduce our access to capital and lead to a downgrade or other negative rating action with respect to our credit rating. A downgrade of our credit rating could negatively impact our cost of capital, increase borrowing costs under our revolving credit facility and term loan, and limit our ability to access debt capital markets and execute aspects of our business plans. As a result, substantial declines in commodity prices or extended periods of low commodity prices may materially and adversely affect our future business, financial condition, results of operations, cash flows, liquidity and ability to meet our capital expenditure needs and commitments.

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
•
political events, public protests, civil disturbances, terrorist acts or cybersecurity attacks;
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

The process of estimating crude oil and natural gas reserves is complex and inherently imprecise. It requires interpretation of available technical data and many assumptions, including assumptions relating to current and future economic conditions, production rates, drilling and operating expenses, and commodity prices. Any significant inaccuracy in these interpretations or assumptions could materially affect our estimated quantities and value of our reserves. See Part I, Item 1. Business—Crude Oil and Natural Gas Operations—Proved Reserves for information about our estimated crude oil and natural gas reserves as of December 31, 2023.

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

Actual future production, crude oil and natural gas sales prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable crude oil and natural gas reserves will vary and could vary significantly from our estimates. Any significant variance could materially affect the estimated quantities and value of our reserves, which in turn could have an adverse effect on the value of our assets. In addition, we may remove or adjust estimates of proved reserves, potentially in material amounts, to reflect production history, results of exploration and development activities, changes in business strategies, prevailing crude oil and natural gas prices and other factors, some of which are beyond our control.

In addition, the development of our proved undeveloped reserves may take longer than anticipated and may not be ultimately developed or produced. At December 31, 2023, approximately 49% of our total estimated proved reserves (by volume) were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. Our reserve estimates assume we can and will make these expenditures and conduct these operations successfully. These assumptions may not prove to be accurate. Our reserve report at December 31, 2023 includes estimates of total future development costs over the next five years associated with our proved undeveloped reserves of approximately $11.4 billion. We cannot be certain the estimated costs of the development of these reserves are accurate, development will occur as scheduled, or the results of such development will be as estimated. If we choose not to spend the capital to develop these reserves, or if we are not otherwise able to successfully develop these reserves as a result of our inability to fund necessary capital expenditures or otherwise, we may be required to remove the associated volumes from our reported proved reserves. Proved undeveloped reserves generally must be drilled within five years from the date of initial booking under SEC reserve rules. Changes in the timing of development plans that impact our ability to develop such reserves in the required time frame have resulted, and may in the future result, in fluctuations in reserves between periods as reserves booked in one period may need to be removed in a subsequent period.

Additionally, unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage will expire. If we are not able to renew leases before they expire, any proved undeveloped reserves associated with such leases will be removed from our proved reserves. The combined net acreage expiring in the next three years represents 36% of our total net undeveloped acreage at December 31, 2023.

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

The disruption of transportation, processing, refining, or export facilities due to contractual disputes or litigation, labor disputes, maintenance, civil disturbances, international trade disputes, public protests, terrorist attacks, cybersecurity attacks, adverse climatic events, natural disasters, seismic events, health epidemics and concerns, changes in tax and energy policies, federal, state and international regulatory developments, changes in supply and demand, equipment failures or accidents, including pipeline and gathering system ruptures or train derailments, and general economic conditions could negatively impact our ability to achieve the most favorable prices for our crude oil and natural gas production. We have no control over when or if access to such facilities would be restored or the impact on prices in the areas we operate. A significant shut-in of production in connection with any of the aforementioned items could materially affect our cash flows, and if a substantial portion of the impacted production fulfills transportation or processing commitments or is hedged at lower than market prices, those commitments or financial hedges would have to be paid from borrowings in the absence of sufficient operating cash flows.

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

In response to a July 2020 U.S. District Court decision vacating the U.S. Army Corps of Engineers (“Corps”) grant of an easement to the Dakota Access Pipeline (“DAPL”) and issuance of an order requiring the Corps to conduct an Environmental Impact Statement (“EIS”) for the pipeline, the Corps is currently conducting the court-ordered environmental review to determine the potential effects of the pipeline, including whether DAPL poses a threat to the drinking water supply of the Standing Rock Sioux Reservation. The Corps published a draft EIS on September 8, 2023 and anticipates issuing a final EIS in 2024. Once the review is completed, the Corps will determine whether DAPL is safe to operate or must be shut down. DAPL currently remains in operation, but we are unable to determine the outcome or the impact of these actions on DAPL in the future.

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

The crude oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the exploration, development, exploitation, production and acquisition of crude oil and natural gas reserves. We monitor and adjust our capital spending plans upward or downward depending on market conditions. Our 2024 capital budget, based on our current expectations of commodity prices and costs, is expected to be funded from operating cash flows. However, the sufficiency of our cash flows from operations is subject to a number of variables, including but not limited to:

•
the prices at which crude oil and natural gas are sold;
•
the volume of our proved reserves;
•
the volume of crude oil and natural gas we are able to produce and sell from existing wells; and
•
our ability to acquire, locate and produce new reserves;

If oil and gas industry conditions weaken as a result of low commodity prices or other factors, we may not be able to generate sufficient cash flows and may have limited ability to obtain the capital necessary to sustain our operations at current or planned levels. A decline in cash flows from operations may require us to revise our capital program or seek financing in banking or debt capital markets to fund our operations.

We have a revolving credit facility with lender commitments totaling $2.255 billion that matures in October 2026. In the future, we may not be able to access adequate funding under our revolving credit facility if our lenders are unwilling or unable to meet their funding obligations or increase their commitments under the credit facility. Our lenders could decline to increase their commitments based on our financial condition, the financial condition of our industry or the economy as a whole or for other reasons beyond our control. Due to these and other factors, we cannot be certain that funding, if needed, will be available to the extent required or on terms we find acceptable. If operating cash flows are insufficient and we are unable to access funding or execute debt capital transactions when needed on acceptable terms, we may not be able to fully implement our business plans, fund our capital program and commitments, complete new property acquisitions to replace reserves, take advantage of business opportunities, respond to competitive pressures, or refinance debt obligations as they come due. Should any of the above risks occur, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The demand for qualified and experienced field service providers and associated equipment, supplies, and materials can fluctuate significantly, often in correlation with commodity prices or supply chain disruptions, causing periodic shortages and/or higher costs. Any of these factors may cause costs to rise which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Some of the properties in which we have an ownership interest are operated by other companies and involve third-party working interest owners. As of December 31, 2023, non-operated properties represented 13% of our estimated proved developed reserves, 8% of our estimated proved undeveloped reserves, and 10% of our estimated total proved reserves. We have limited ability to influence or control the operations or future development of non-operated properties, including the marketing of oil and gas production, compliance with environmental, occupational safety and health and other regulations, or the amount of expenditures required to fund the development and operation of such properties. Moreover, we are dependent on other working interest owners on these projects to fund their contractual share of capital and operating expenditures. These limitations and our dependence on the operators and other working interest owners for these projects could cause us to incur unexpected future costs and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Trade restrictions or other governmental actions related to tariffs or trade policies have impacted in the past, and have the potential to further impact, our business and industry by increasing the cost of materials used in various aspects of upstream, midstream, and downstream oil and gas activities. Furthermore, tariffs and any quantitative import restrictions, particularly those impacting the cost and availability of steel and aluminum, may cause disruption in the energy industry's supply chain, resulting in the delay or cessation of drilling and completion efforts or the postponement or cancellation of new pipeline transportation projects the U.S. industry is relying on to transport its onshore production to market, as well as endangering U.S. liquefied natural gas export projects resulting in negative impacts on natural gas production. Additionally, trade and/or tariff disputes have impacted in the past, and have the potential to further impact, domestic and global economies overall, which could result in reduced demand for crude oil and natural gas. Any of the above consequences could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A cybersecurity incident could result in information theft, data corruption, operational disruption, and/or financial loss.

Our business and industry has become increasingly dependent on digital technologies to conduct day-to-day operations including certain exploration, development and production activities. We rely heavily on digital technologies, including information and operational systems and related infrastructure as well as cloud applications and services, to process and record financial and operating data; analyze seismic, drilling, completion and production information; manage production equipment; conduct reservoir modeling and reserves estimation; communicate with employees and business associates; perform compliance reporting and many other activities. The availability and integrity of these systems are essential for us to conduct our operations. Our business associates, including employees, vendors, service providers, financial institutions, and transporters, processors, and purchasers of our production are also heavily dependent on digital technology.

As dependence on digital technologies has increased, cybersecurity incidents, including deliberate attacks or unintentional events, have also evolved and increased in frequency. Cybersecurity attacks are becoming more sophisticated and include, but are not limited to, malicious software, surveillance, credential stuffing, spear phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence), ransomware attacks, attempts to gain unauthorized access to data, and other electronic security breaches. Our technologies, systems, networks, and those of our business associates have been and continue to be the target of cybersecurity attacks or information security breaches, which could lead to disruptions in critical systems, unauthorized release or theft of confidential or protected information, corruption of data, interruption of operating activities, challenges in maintaining our books and records, environmental damage, communication interruptions or other disruptions of our business operations. For example, there have been well-publicized cases in recent years involving cybersecurity attacks on software vendors utilized by the Company. In response to those incidents, we deployed our cybersecurity incidence response protocols and took steps to contain and remediate potential vulnerabilities. As of the date of this report, we are not aware of any material compromises to our operations as a result of the attacks; however, other similar attacks in the future could have a significant negative impact on our systems and operations.

A cybersecurity attack involving our information or operational systems and related infrastructure, and/or that of our business associates and customers, could disrupt our business and negatively impact our operations in a variety of ways, including but not limited to unauthorized access to, or theft of, confidential, sensitive or proprietary information, data corruption, interruption of operating activities, challenges in maintaining our books and records, environmental damage, communication interruptions or operational disruption that adversely affects our ability to carry on our business. Any such event could damage our reputation and lead to financial losses from remedial actions, loss of business, legal claims or proceedings, litigation costs, regulatory investigations and enforcement, penalties and fines, increased costs for compliance requirements or potential liability, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, certain cybersecurity incidents such as reconnaissance of our systems and those of our business associates, may remain undetected for an extended period, which could result in significant consequences. We do not maintain specialized insurance for possible liability resulting from cybersecurity attacks due to lack of coverage for what we consider sensitive and proprietary data.

While the Company maintains cybersecurity systems and controls, disclosure controls and procedures and incident response protocols, these systems, controls, procedures and protocols may not identify all risks and threats we face, or may fail to protect data or mitigate the adverse effects of data loss. No security measure is infallible.

As of the date of this report, we do not believe that the Company has experienced any material losses relating to cybersecurity attacks; however, there can be no assurance that we will not suffer material losses in the future either as a result of a breach of our systems or those of our business associates. As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Additionally, the growth of cybersecurity attacks has resulted in evolving legal and compliance matters which may impose significant costs that are likely to increase over time.

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

Our revolving credit facility and term loan contain restrictive covenants with which we must comply, including covenants that limit our ability to, among other things, incur additional indebtedness, incur liens, engage in sale and leaseback transactions, and merge, consolidate or sell all or substantially all of our assets. Our revolving credit facility and term loan also contain a requirement that we maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by the sum of net debt plus total shareholders' equity plus, to the extent resulting in a reduction of total shareholders' equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014. At December 31, 2023, we had $210 million of outstanding borrowings and $2.04 billion of available borrowing capacity on our credit facility and our consolidated net debt to total capitalization ratio, as defined, was 0.37.

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

Our principal exposure to credit risk is through the sale of our crude oil and natural gas production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($1.2 billion in receivables at December 31, 2023) and our joint interest and other receivables ($351 million at December 31, 2023). These counterparties may experience insolvency or liquidity issues and may not be able to meet their obligations and liabilities owed to us, particularly during a period of depressed commodity prices. Defaults by these counterparties could adversely impact our financial condition and results of operations.

Additionally, we rely on field service companies and midstream companies for services associated with the drilling and completion of wells and for certain midstream services. A prolonged worsening of the commodity price environment may result in a material adverse impact on the liquidity and financial position of the parties with whom we do business, resulting in delays in payment of, or non-payment of, amounts owed to us, delays in operations, loss of access to equipment and facilities and similar impacts. These events could have an adverse impact on our business, financial condition, results of operations and cash flows.

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

Our crude oil and natural gas exploration and production operations are subject to stringent federal, state and local legal requirements governing environmental protection and occupational safety and health. These requirements may take the form of laws, regulations, executive actions and various other legal initiatives. See Part I, Item 1. Business—Regulation of the Crude Oil and Natural Gas Industry for a summary of certain significant environmental and occupational safety and health legal requirements that govern us. Such requirements include those pertaining to air emissions, including natural gas flaring limitations and ozone standards; climate change, including restriction of methane or other greenhouse gas emissions and suspensions of, or more stringent limitations upon, new leasing and permitting on federal lands and waters; hydraulic fracturing; waste water disposal; occupational safety standards, and other risks or regulations relating to environmental protection. One or more of these legal requirements could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Additionally, in August 2022 President Biden signed the IRA into law, which provides various tax provisions, incentives, and tax credits aimed at curbing inflation by lowering prescription drug costs, health care costs, and energy costs. The IRA introduces, among other things, (i) a 15% corporate alternative minimum tax on profits for corporations whose average annual adjusted financial statement income for any consecutive three-year period ending after December 31, 2021 exceeds $1 billion and (ii) a methane emissions charge, effective January 1, 2024, on specific types of oil and gas production facilities that report emissions in excess of applicable thresholds.

Failure to comply with the above and other laws and regulations, including those summarized in Part I, Item 1. Business—Regulation of the Crude Oil and Natural Gas Industry, may trigger a variety of administrative, civil and criminal enforcement investigations or actions, including investigatory actions, the assessment of monetary penalties, the imposition of remedial requirements, the issuance of orders or judgments limiting or enjoining future operations, criminal sanctions, or litigation. Moreover, changes to existing laws or regulations or changes in interpretations of laws and regulations may unfavorably impact us or the infrastructure used for transporting our products. Similarly, changes in regulatory policies and priorities could result in the imposition of new laws or regulations that adversely impact us or our industry. Any such changes could increase our operating costs, delay our operations or otherwise alter the way we conduct our business, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Companies across all industries are facing increasing scrutiny from a wide array of stakeholders related to their ESG practices. ESG standards are evolving and if we are perceived to have not responded appropriately to certain standards, regardless of whether there is a legal requirement to do so, we may suffer from reputational damage and our business or financial condition, could be materially and adversely affected. Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer use of alternative forms of energy may result in increased costs, reduced demand for hydrocarbon products, reduced profits, increased investigations and litigation, and negative impacts on our ability to recruit necessary talent, and our access to debt capital markets.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Our business and industry has become increasingly dependent upon digital technologies, including information and operational systems and related infrastructure as well as cloud applications and services, to process and record financial and operating data; analyze seismic, drilling, completion and production information; manage production equipment; conduct reservoir modeling and reserves estimation; communicate with employees and business associates; perform compliance reporting and many other activities. We recognize the importance of developing, implementing, and maintaining effective cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. The Company has an Insider Threat and Data Loss Prevention program that is designed to protect the confidentiality, integrity and availability of such data, and we maintain processes designed to assess, identify, and manage material risks from cybersecurity threats.

The Company has a cybersecurity team with relevant subject-matter expertise that is part of the Company’s Information Technology department (the “Cybersecurity Team”). This team reports to the Company’s Vice President and Chief Information Officer (“CIO”) and is led by the Company’s Chief Information Security Officer (“CISO”), who has primary responsibility for oversight of the Company’s assessment, identification, and management of cybersecurity risks. The CISO has 27 years of cybersecurity experience, 17 of which are in the oil and gas industry. The Company’s CISO is certified in strategic planning, policy and leadership, and is one of less than 400 CISOs globally that has graduated from the FBI’s CISO Academy in Quantico, Virginia. The CIO and CISO jointly determine whether a given cybersecurity matter is sufficiently important to warrant elevating it to the attention of the Company’s Cybersecurity Executive Committee (defined below) and/or Board of Directors.

The Cybersecurity Team monitors the cybersecurity environment for threats and indicators of compromise. It also considers the risks attendant to the Company’s business operations and strategy and develops solutions and mitigation measures for the risks identified, including risks arising in connection with third-party interactions and the integration of newly acquired assets. In addition, the Company invests in Security Awareness training to help promote employee awareness of cybersecurity.

The Company’s internal cybersecurity efforts are supported by a team of outside consultants, assessors, and third-party vendors who assist with identifying and monitoring risks and indications of compromise.

The Cybersecurity Team regularly engages third-party assessors to conduct evaluations of the Company’s cybersecurity risk mitigation efforts and strategy. The Company also engages a third-party auditing firm to periodically assess our information security program. Audits are also conducted from time-to-time by other third parties, such as insurance adjusters and regulators.

The Cybersecurity Team engages third-party vendors to assist with managing endpoint security, managing the Company’s security operations center, providing threat detection and response capabilities, monitoring certain operational technology and control system environments, and providing threat detection and vulnerability identification and remediation services. Additionally, the Company is a member of the Oil and Natural Gas Information and Analysis Center. This center provides the Company with information regarding threats to the oil and gas industry and threats reported by other industry participants. Finally, the Cybersecurity Team periodically engages with the cybersecurity-related guidance of other third parties such as law enforcement, industry trade groups and vendors.

The Cybersecurity Team reviews the integrity of services provided by vendors engaged to support the Company’s cybersecurity efforts using the same methods as are used to evaluate the services provided by other vendors engaged to support the Company’s regular business operations.

The above cybersecurity risk management processes are integrated into the Company’s overall enterprise risk management program. Cybersecurity risks are understood to be significant business risks, and as such, are considered an important component of our enterprise-wide risk management approach.

Since the Company is private, it has no independent members of its Board of Directors. All of the Company’s directors are also executive officers. The body primarily responsible for oversight of the Cybersecurity Team is the Cybersecurity Executive Committee, which is composed of the Company’s President and Chief Executive Officer; Executive Vice President, Chief Culture Officer and Administrative Officer (both of whom are also members of the Company’s Board of Directors); Chief Financial Officer and Executive Vice President of Strategic Planning; Senior Vice President, General Counsel and Secretary; CIO; Director of Corporate Security; and the Information Security Manager. The Cybersecurity Executive Committee meets regularly and during these meetings its members review and discuss cybersecurity information provided by the CISO, which may include: (i) metrics relevant to cybersecurity issues; (ii) summaries of changes or proposed changes to the Company’s cybersecurity program; and (iii) cybersecurity risk and threat updates. Information regarding any critical cybersecurity-related matter is communicated to the Cybersecurity Executive Committee as soon as practicable.

In addition, the CISO annually briefs the Company's Audit Committee regarding cybersecurity matters at a regularly scheduled committee meeting and these briefings cover the same types of information as is presented to the Cybersecurity Executive Committee. The Audit Committee is composed of the two members of the Board of Directors who are also members of the Cybersecurity Executive Committee.

The Company has developed a Cybersecurity Incident Response Plan (the “Response Plan”), which is based upon NASA’s mission control incident response procedures to address and manage certain cybersecurity incidents. If an incident meets certain criteria, the incident response plan is invoked by the CISO and General Counsel. Once the plan is invoked, an impact assessment is conducted and a remediation plan is developed, if needed. The plan also sets forth procedures for monitoring incidents and post-incident follow-up so that any lessons learned can be discussed. Where appropriate, the post-incident follow up identifies measures that can be implemented to aid with future incident prevention and detection. Under the Response Plan any incident-related information is communicated using the channels outlined in the Response Plan.

As of the date of this report, though the Company and our service providers have experienced certain cybersecurity incidents, the Company does not believe any prior cybersecurity threat or incident has materially affected or are reasonably likely to materially affect the Company, including its business operations or prospects. However, the Company acknowledges that cybersecurity threats are continually evolving and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences for the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. No security measure is infallible. For additional information about the risks to our business associated with cybersecurity incidents, please see “A cybersecurity incident could result in information theft, data corruption, operational disruption, and/or financial loss” under Part I, Item IA. Risk Factors.

Item 2. Properties

The information required by Item 2 is contained in Part I, Item 1. Business—Crude Oil and Natural Gas Operations and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Delivery Commitments and is incorporated herein by reference.

Item 3. Legal Proceedings

We are involved in various legal proceedings including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, claims made by former shareholders in connection with the take-private transaction, antitrust claims related to the market price of hydrocarbons, personal injury claims, regulatory compliance matters, disputes with tax authorities and other matters. While the outcome of these legal matters cannot be predicted with certainty, we do not expect them to have a material effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective November 22, 2022, Continental Resources, Inc. became a privately held corporation and has no publicly available common shares outstanding at the time of this filing.

The Company has no dividend policy and currently has no plans to pay cash dividends in the future year.

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

Overview

We are an independent crude oil and natural gas company engaged in the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. Additionally, we pursue the acquisition and management of perpetually owned minerals located in certain of our key operating areas. We derive the majority of our operating income and cash flows from the sale of crude oil, natural gas, and natural gas liquids and expect this to continue in the future. Our corporate internet website is www.clr.com. As discussed in Part II. Item 8. Notes to Consolidated Financial Statements—Note 1. Organization and Summary of Significant Accounting Policies—2022 Take-Private Transaction, effective November 22, 2022 Continental Resources, Inc. became a privately held corporation and has no publicly available common shares outstanding.

Financial and Operating Metrics

Commodity prices have remained volatile due to various factors, some of which include global supply and demand, global inventory levels, and regional conflicts. Average NYMEX oil prices for the years ended December 31, 2023, 2022, and 2021 were $77.57, $94.17, and $68.05, respectively. Average NYMEX gas prices for the years ended December 31, 2023, 2022, and 2021 were $2.73, $6.72, and $3.88, respectively. The following table contains financial and operating metrics for the periods presented. Average sales prices exclude any effect of derivative transactions. Per-unit expenses have been calculated using sales volumes.

	Year ended December 31,
	2023	2022	2021
Average daily production:
Crude oil (Bbl per day)	232,083	199,526	160,647
Natural gas (Mcf per day) (1)	1,248,488	1,213,643	1,014,000
Crude oil equivalents (Boe per day)	440,164	401,800	329,647
Average sales prices:
Crude oil ($/Bbl)	$76.89	$94.95	$67.21
Natural gas ($/Mcf) (1)	$2.60	$7.15	$4.98
Production expenses ($/Boe)	$4.47	$4.24	$3.38
Production and ad valorem taxes (% of net crude oil and natural gas sales)	8.2%	7.5%	7.3%
DD&A ($/Boe)	$14.11	$12.86	$15.76
Total general and administrative expenses ($/Boe)	$1.74	$2.74	$1.94

(1)
Natural gas production volumes, sales volumes, and sales prices presented throughout management's discussion and analysis reflect the combined value for natural gas and natural gas liquids.

Results of Operations

The following table presents selected financial and operating information for the periods presented.

	Year Ended December 31,
In thousands	2023	2022	2021
Crude oil, natural gas, and natural gas liquids sales	$7,684,263	$10,074,675	$5,793,741
Gain (loss) on derivative instruments, net	943,768	(671,095)	(128,864)
Crude oil and natural gas service operations	103,710	70,128	54,441
Total revenues	8,731,741	9,473,708	5,719,318
Operating costs and expenses	(4,419,008)	(4,120,028)	(3,257,638)
Other expenses, net	(383,786)	(285,267)	(275,542)
Income before income taxes	3,928,947	5,068,413	2,186,138
Provision for income taxes	(827,630)	(1,020,804)	(519,730)
Income before equity in net loss of affiliate	3,101,317	4,047,609	1,666,408
Equity in net loss of affiliate	(3,129)	(1,489)	—
Net income	3,098,188	4,046,120	1,666,408
Net income attributable to noncontrolling interests	2,361	21,562	5,440
Net income attributable to Continental Resources	$3,095,827	$4,024,558	$1,660,968

Production volumes:
Crude oil (MBbl)	84,710	72,827	58,636
Natural gas (MMcf)	455,698	442,980	370,110
Crude oil equivalents (MBoe)	160,660	146,657	120,321
Sales volumes:
Crude oil (MBbl)	84,508	72,732	58,757
Natural gas (MMcf)	455,698	442,980	370,110
Crude oil equivalents (MBoe)	160,457	146,562	120,442

Year ended December 31, 2023 compared to the year ended December 31, 2022

Below is a discussion of changes in our results of operations for 2023 compared to 2022. A discussion of changes in our results of operations for 2022 compared to 2021 has been omitted from this Form 10-K, but may be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 22, 2023.

Production

The following table summarizes the changes in our average daily Boe production by major operating area for the periods presented.

	Fourth Quarter			Year Ended December 31,
Boe production per day	2023	2022	% Change	2023	2022	% Change
Bakken	220,428	174,397	26%	202,610	171,025	18%
Anadarko Basin	144,158	165,225	(13)%	153,426	158,221	(3)%
Powder River Basin	25,577	28,057	(9)%	23,757	24,602	(3)%
Permian Basin	58,601	44,925	30%	54,651	41,917	30%
All other	5,666	5,552	2%	5,720	6,035	(5)%
Total	454,430	418,156	9%	440,164	401,800	10%

The following table summarizes the changes in our production by product for the periods presented.

	Year Ended December 31,					Volume
	2023		2022		Volume	percent
	Volume	Percent	Volume	Percent	increase	increase
Crude oil (MBbl)	84,710	53%	72,827	50%	11,883	16%
Natural gas (MMcf)	455,698	47%	442,980	50%	12,718	3%
Total (MBoe)	160,660	100%	146,657	100%	14,003	10%

The 16% increase in crude oil production in 2023 compared to 2022 was primarily driven by new well completions in the Bakken field over the past year, which led to an increase of 7,939 MBbls, or 19%, compared to 2022. The increase was also driven by our property acquisitions and subsequent new well completions in the Permian Basin over the past year, which contributed to an increase in our 2023 production by 3,275 MBbls, or 28%, compared to 2022. Additionally, as a result of new well completions over the past year our crude oil production increased 1,240 MBbls, or 11%, in the Anadarko Basin in 2023 compared to 2022. These increases were partially offset by a 467 MBbls, or 8%, decrease in crude oil production in the Powder River Basin due to variation in the timing of new well completions between years.

The 3% increase in natural gas production in 2023 compared to 2022 was primarily driven by new well completions in the Bakken field over the past year, which led to an increase of 21,534 MMcf, or 17%, compared to 2022. The increase was also driven by our property acquisitions and subsequent new well completions in the Permian Basin over the past year, which contributed to an increase in our 2023 production by 8,240 MMcf, or 40%, compared to 2022. These increases were partially offset by a 17,943 MMcf, or 6%, decrease in natural gas production in the Anadarko Basin due to capital spending over the past year being allocated primarily to oil-weighted projects in the play.

Revenues

Our revenues consist of sales of crude oil, natural gas, and natural gas liquids, gains and losses resulting from changes in the fair value of our derivative instruments, and revenues associated with crude oil and natural gas service operations.

Crude oil, natural gas, and natural gas liquids sales. Sales for 2023 totaled $7.68 billion, a 24% decrease compared to sales of $10.07 billion for 2022 due to decreases in sales prices, partially offset by increases in sales volumes as discussed below.

Total sales volumes for 2023 increased 13,895 MBoe, or 9%, compared to 2022 due to additional drilling and completion activities and new wells added from our property acquisitions over the past year. For 2023, our crude oil sales volumes increased 16% compared to 2022 and our natural gas sales volumes increased 3% compared to 2022.

Our crude oil sales prices averaged $76.89 per barrel for 2023, a decrease of 19% compared to $94.95 per barrel for 2022 due to a significant decrease in market prices resulting from changes in various macroeconomic conditions between periods.

Our natural gas sales prices averaged $2.60 per Mcf for 2023 compared to $7.15 per Mcf for 2022 due to a significant decrease in market prices for residue gas and natural gas liquids.

Derivatives. Reduced commodity prices in 2023 had an overall favorable impact on the fair value of our derivatives, which resulted in positive revenue adjustments of $943.8 million for the year, representing $257.2 million of realized cash gains and $686.6 million of unsettled non-cash gains, compared to negative revenue adjustments totaling $671.1 million in 2022.

Crude oil and natural gas service operations. Our crude oil and natural gas service operations consist primarily of revenues associated with water gathering, recycling, delivery, and disposal activities, which are impacted by our production volumes and the timing and extent of our drilling and completion projects. Revenues associated with such activities increased $33.6 million, or 48%, from $70.1 million for 2022 to $103.7 million for 2023 due to increased water handling activities resulting from increases in completion activities and production volumes compared to 2022, which also contributed to an increase in service-related operating expenses in the current year.

Operating Costs and Expenses

Production expenses. Production expenses increased $95.6 million, or 15%, to $717.5 million for 2023 compared to $621.9 million for 2022 due to an increase in the number of producing wells from drilling activities and property acquisitions, cost inflation for services and materials, and higher workover-related activities aimed at enhancing production from producing properties. Production expenses on a per-Boe basis averaged $4.47 per Boe for 2023 compared to $4.24 per Boe for 2022, the increase of which reflects higher workover-related activities, cost inflation, and a higher proportion of production coming from oil-weighted properties over the past year which typically have higher per-unit operating costs compared to gas-weighted properties.

Production and ad valorem taxes. Production and ad valorem taxes decreased $126.6 million, or 17%, to $603.5 million for 2023 compared to $730.1 million for 2022 due to the previously described decrease in crude oil, natural gas, and NGL sales. Our production taxes as a percentage of net sales averaged 8.2% for 2023 compared to 7.5% for 2022. This increase was the result of changes in sales mix of crude oil and natural gas in the Company's operating areas between periods.

Transportation, gathering, processing, and compression. These charges increased $21.8 million, or 7%, to $338.2 million for 2023 compared to $316.4 million for 2022 primarily due to our 9% increase in total sales volumes.

Depreciation, depletion, amortization and accretion (“DD&A”). Total DD&A amounted to $2.26 billion for 2023, an increase of $378.9 million, or 20%, compared to $1.89 billion for 2022, reflecting a 9% increase in total sales volumes as well as an increase in our DD&A rate per Boe as further discussed below. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Year ended December 31,
$/Boe	2023	2022
Crude oil and natural gas properties	$13.58	$12.57
Other equipment	0.44	0.20
Asset retirement obligation accretion	0.09	0.09
Depreciation, depletion, amortization and accretion	$14.11	$12.86

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

Our proved reserves have been revised downward over the past year prompted by decreases in first-day-of-the-month commodity prices and other factors, which resulted in an increase in our DD&A rate for crude oil and natural gas properties in 2023 compared to 2022. Our DD&A rate totaled $15.76 per Boe for the 2023 fourth quarter.

Property impairments. Property impairments decreased $3.6 million to $66.8 million for 2023 compared to $70.4 million for 2022 due in part to $17.5 million of proved property impairments recognized in 2022 compared to $15.5 million of proved property impairments being recognized in 2023. Additionally, impairments of unproved properties decreased $1.6 million in 2023 compared to 2022 reflecting a decrease in the amortization of undeveloped leasehold costs over the past year.

General and administrative (“G&A”) expenses. G&A expenses decreased $122.3 million, or 30%, to $279.3 million for 2023 compared to $401.6 million for 2022.

Total G&A expenses include non-cash charges for incentive compensation/prior equity awards of $91.3 million and $217.7 million for 2023 and 2022, respectively. This decrease was primarily driven by the prior year remeasurement of cumulative compensation expense on restricted stock awards that were replaced with new liability-classified awards in conjunction with the Hamm Family’s take-private transaction. The remeasurement in 2022 resulted in the recognition of additional non-cash equity/incentive compensation expense totaling $136 million ($0.93 per Boe), reflecting the increase in the value of the awards from the original grant date to the November 2022 modification date.

G&A expenses other than incentive compensation/prior equity awards totaled $188.0 million for 2023, an increase of $4.2 million, or 2%, compared to $183.8 million for 2022 primarily due to the growth of our operations and increases in payroll costs and employee benefits, partially offset by higher overhead recoveries from joint interest owners driven by increased drilling, completion, and production activities compared to 2022.

The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Year ended December 31,
$/Boe	2023	2022
General and administrative expenses	$1.17	$1.25
Incentive compensation/prior equity awards	0.57	1.49
Total general and administrative expenses	$1.74	$2.74

Transaction costs. In 2022, we incurred $32 million of legal and advisory fees related to the Hamm Family's take-private transaction, which are included in the caption "Transaction costs" in the consolidated statements of income for 2022, with no similar charges being incurred in 2023.

Interest expense. Interest expense increased $95.1 million, or 32%, to $395.8 million for 2023 compared to $300.7 million for 2022 due to an increase in our annual weighted average outstanding debt balance from $6.8 billion in 2022 to $7.9 billion in 2023 coupled with an increase in the variable interest rates incurred on outstanding credit facility and term loan borrowings. Our outstanding debt totaled $6.6 billion at December 31, 2023.

Income Taxes. We provided for income taxes at a combined federal and state tax rate of 23.5% for both 2023 and 2022. We recorded income tax provisions of $827.6 million and $1.02 billion for 2023 and 2022, respectively, which resulted in effective tax rates of

21.1% and 20.1%, respectively, after taking into account the application of statutory tax rates, permanent taxable differences, estimated tax credits, and other items. See Part II, Item 8. Notes to Consolidated Financial Statements—Note 11. Income Taxes for a summary of the sources and tax effects of items comprising our income tax provision and resulting effective tax rates for 2023 and 2022.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows generated from operating activities, financing provided by our credit facility and the issuance of debt securities. Additionally, asset dispositions and joint development arrangements have provided a source of cash flow for use in reducing debt and enhancing liquidity.

At February 1, 2024, we had approximately $2.2 billion of borrowing availability under our credit facility after considering outstanding borrowings and letters of credit. Our credit facility, which is unsecured and has no borrowing base subject to redetermination, does not mature until October 2026.

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

Cash Flows

Cash flows from operating activities

Net cash provided by operating activities decreased $2.0 billion, or 28%, to $5.06 billion for 2023 compared to $7.04 billion for 2022. The decrease was driven by a $2.39 billion decrease in crude oil, natural gas, and NGL revenues due to the previously described decrease in commodity prices and increases in certain other cash operating expenses associated with increased sales volumes and the growth of our Company over the past year. Increased cash operating expenses included a $96 million increase in production expenses, a $22 million increase in transportation, gathering, processing, and compression expenses, a $108 million increase in cash paid for interest, a $96 million increase in cash payments for income taxes, and $130 million of cash payments for vested incentive compensation awards. These increases were partially offset by a $715 million improvement in realized cash settlements on matured commodity derivatives and a $127 million decrease in production and ad valorem taxes associated with lower revenues.

Cash flows used in investing activities

Net cash used in investing activities totaled $3.56 billion for 2023, consistent with $3.53 billion for 2022. Our investing cash flows for 2023 included $3.55 billion of exploration and development costs compared to $2.84 billion of exploration and development costs for 2022, reflecting a planned increase in budgeted spending. This increase in spending was partially offset by lower acquisitions of producing crude oil and natural gas properties, with $161 million acquired in 2023 compared to $422 million acquired in 2022, as well as increased proceeds from the sale of assets with $390 million of proceeds received in 2023 compared to $6 million of proceeds received in 2022. Additionally, contributions to unconsolidated affiliates decreased $178 million from $212 million in 2022 to $34 million in 2023.

Cash flows from financing activities

Net cash used in financing activities for 2023 totaled $1.61 billion, primarily consisting of $950 million of net repayments on our credit facility, $636 million of cash used to redeem senior notes and $31 million of cash distributed to noncontrolling interests.

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

Based on current market indications supported by cash flow protection provided by our hedge portfolio against commodity price declines, our budgeted capital spending plans for 2024 are expected to be funded from operating cash flows. Any deficiencies in operating cash flows relative to budgeted spending are expected to be funded by borrowings under our credit facility. If cash flows are materially impacted by declines in commodity prices, we have the ability to reduce our capital expenditures or utilize the availability of our credit facility if needed to fund our operations.

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

We were in compliance with our credit facility covenants at December 31, 2023 and expect to maintain compliance. At December 31, 2023, our consolidated net debt to total capitalization ratio was 0.37. We do not believe the credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing if needed to support our business.

Future Capital Requirements

Our material future cash requirements are summarized below. Based on current market indications, we expect to meet our contractual cash commitments to third parties as of December 31, 2023, recognizing we may be required to meet such commitments even if our business plan assumptions were to change.

Senior notes

Our debt includes outstanding senior note obligations totaling $5.7 billion at December 31, 2023, exclusive of interest payment obligations thereon. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. The earliest scheduled senior note maturity is our $893 million of 2024 Notes due in June 2024, which is reflected as a current liability in the caption “Current portion of long-term debt” in the consolidated balance sheets as of December 31, 2023. We expect to fully redeem our 2024 Notes by the maturity date using a combination of available cash flows and utilization of credit facility borrowing capacity if necessary. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 8. Debt in Part II, Item 8. Notes to Consolidated Financial Statements.

We were in compliance with our senior note covenants at December 31, 2023 and expect to maintain compliance. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt do not trigger additional senior note covenants.

Credit facility borrowings

As of February 1, 2024, we had $10 million of outstanding borrowings on our credit facility. Our credit facility matures in October 2026.

Term loan

We have a $750 million term loan that matures in November 2025. The covenant requirements in the term loan are consistent with the covenants in our revolving credit facility, including the requirement that we maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.0. We were in compliance with the term loan covenants at December 31, 2023 and expect to maintain compliance. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt do not trigger a security requirement or change in covenants for the term loan.

Transportation, gathering, and processing commitments

We have entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities that require us to pay per-unit charges regardless of the amount of capacity used. Future commitments remaining as of December 31, 2023 under the arrangements amount to approximately $824 million. See Part II, Item 8. Notes to Consolidated Financial Statements—Note 13. Commitments and Contingencies for additional information.

Capital Expenditures

2023 Capital Spending

For the year ended December 31, 2023, we invested $3.25 billion in our capital program excluding $681.2 million of unbudgeted acquisitions, excluding $9.7 million of mineral acquisitions attributable to Franco-Nevada, and including $22.3 million of capital costs associated with increased accruals for capital expenditures as compared to December 31, 2022. Our 2023 capital expenditures were allocated as shown in the table below.

In millions	2023
Exploration and development drilling	$2,734.9
Land costs	134.6
Mineral acquisitions attributable to Continental	2.4
Capital facilities, workovers, water infrastructure, and other corporate assets	381.5
Capital expenditures attributable to Continental, excluding unbudgeted acquisitions	$3,253.4
Unbudgeted acquisitions	681.2
Total capital expenditures attributable to Continental	$3,934.6
Mineral acquisitions attributable to Franco-Nevada	9.7
Total capital expenditures	$3,944.3

2024 Capital Expenditures Budget

For 2024, our capital expenditures budget attributable to us is $3.4 billion. Costs of acquisitions and investments, such as those described in Note 18. Equity Investment in Part II, Item 8. Notes to Consolidated Financial Statements, are not included in our 2024 capital budget, with the exception of planned levels of spending for mineral acquisitions.

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

Cash Payments for Income Taxes

For the year ended December 31, 2023, we made cash payments for federal and state income taxes totaling $566 million, representing payments associated with 2022 tax return filing extensions and estimated quarterly payments for 2023 federal and state income taxes based on estimates of taxable income for 2023. Significant judgment is involved in estimating future taxable income as we are required to make assumptions about future commodity prices, projected production, development activities, capital spending, profitability, and general economic conditions, all of which are subject to material revision in future periods as better information becomes available. If commodity prices remain at current levels, we expect to continue generating significant taxable income through at least year-end 2024, which would result in us continuing to make estimated tax payments on a quarterly basis in 2024 that could approximate the payments made in 2023. Because of the significant uncertainty inherent in numerous factors utilized in projecting taxable income, we cannot predict the amount of future income tax payments with certainty.

Long-term incentive compensation awards

As discussed in Note 15. Incentive Compensation in Part II, Item 8. Notes to Consolidated Financial Statements we have recognized a current liability of $130.6 million and a non-current liability of $41.7 million in the consolidated balance sheets associated with unvested incentive compensation awards granted to employees that are scheduled to vest in 2024, 2025, and 2026. We intend to settle these awards in cash at the time vesting occurs. Our recognized liabilities will be remeasured each reporting period leading up to the applicable award vesting dates to reflect additional service rendered by employees and to reflect changes in expected cash payments arising from underlying changes in the value of the Company based on independent third party appraisals. The current liability at December 31, 2023 was paid in cash to employees in February 2024 upon the scheduled vesting of awards. We intend to grant additional awards on an annual basis that we plan to settle in cash upon vesting.

Delivery Commitments

We have various natural gas volume delivery commitments that are related to our key operating areas. We expect to primarily fulfill our contractual natural gas obligations with production from our proved reserves. However, we may purchase third-party volumes to satisfy our commitments. Additionally, in the Permian Basin certain of our firm sales contracts for crude oil include delivery commitments that specify the delivery of a fixed and determinable quantity. We expect to primarily fulfill our contractual crude oil obligations with production from our proved reserves. As of December 31, 2023, we were committed to deliver the following fixed quantities of natural gas and crude oil production. The volumes disclosed herein represent gross production associated with properties operated by us and do not reflect our net proportionate share of such amounts.

Year Ending	Natural Gas	Crude Oil
December 31,	Bcf	MMBo
2024	126	13
2025	74	3
2026	38	—
2027	4	—

Senior note repurchases and redemptions

In recent periods we have redeemed or repurchased a portion of our outstanding senior notes. From time to time, we may execute additional redemptions or repurchases of our senior notes for cash in open market transactions, privately negotiated transactions, or otherwise. The timing and amount of any such redemptions or repurchases will depend on prevailing market conditions, our liquidity and prospects for future access to capital, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Our $893 million of 2024 Notes is due in June 2024. We expect to fully redeem our 2024 Notes by the maturity date using a combination of available cash flows and utilization of credit facility borrowing capacity if necessary.

Derivative Instruments

The fair value of our derivative instruments at December 31, 2023 was a net asset of $508 million. See Note 6. Derivative Instruments in Part II, Item 8. Notes to Consolidated Financial Statements for further discussion of our hedging activities, including a summary of derivative contracts in place as of December 31, 2023. The estimated fair value of our derivatives is highly sensitive to market price volatility and therefore subject to significant fluctuations from period to period. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for information on how hypothetical changes in commodity prices would impact the fair value of our derivatives as of December 31, 2023.

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

Impairment provisions for proved properties totaled $15.5 million for the year ended December 31, 2023. Commodity price assumptions used for the year-end December 31, 2023 impairment calculations were based on publicly available average annual forward commodity strip prices through year-end 2028 and were then escalated at 3% per year thereafter. Holding all other factors constant, as forward commodity prices decrease, our probability for recognizing producing property impairments may increase, or the magnitude of impairments to be recognized may increase. Conversely, as forward commodity prices increase, our probability for recognizing producing property impairments may decrease, or the magnitude of impairments to be recognized may decrease or be eliminated. As of December 31, 2023 , the publicly available forward commodity strip prices for the year 2028 used in our fourth quarter impairment calculations averaged $61.94 per barrel for crude oil and $3.80 per Mcf for natural gas. If forward commodity prices materially decrease from current levels for an extended period, impairments of producing properties may be recognized in the future. Because of the uncertainty inherent in the numerous factors utilized in determining the fair value of producing properties, we cannot predict the timing and amount of future impairment charges, if any.

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

In assessing the realizability of deferred tax assets, management must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We apply judgment to determine the weight of both positive and negative evidence in order to conclude whether a valuation allowance is necessary for our deferred tax assets. In determining whether a valuation allowance is required, we consider, among other factors, our financial position, results of operations, projected future taxable income, reversal of existing deferred tax liabilities against deferred tax assets, and tax planning strategies. Significant judgment is involved in this determination as we are required to make assumptions about future commodity prices, projected production, development activities, profitability of future business strategies and forecasted economics in the oil and gas industry. Additionally, changes in the effective tax rate resulting from changes in tax law and our level of earnings may limit utilization of deferred tax assets and may affect the valuation of deferred tax balances in the future. Changes in judgment regarding future realization of deferred tax assets may result in a reversal of all or a portion of a valuation allowance. We believe our deferred tax assets at December 31, 2023 will ultimately be realized. We will continue to evaluate both the positive and negative evidence on a quarterly basis in determining the need for a valuation allowance with respect to our deferred tax assets.

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

Legislative and Regulatory Developments

The crude oil and natural gas industry in the United States is subject to various types of regulation at the federal, state and local levels. President Biden, in pursuit of his regulatory agenda, has issued, and may continue to issue, executive orders that result in more stringent and costly requirements for the domestic crude oil and natural gas industry and there is the potential for the revision of existing laws and regulations or the adoption of new legislation that could adversely affect the oil and gas industry. Such changes, if enacted, could have a material adverse effect on our results of operations and cash flows. See Part I, Item 1. Business—Regulation of the Crude Oil and Natural Gas Industry for a summary of significant laws and regulations that may affect us in the areas in which we operate.

Inflation

Inflationary pressures experienced in recent years may continue in 2024. Some of the underlying factors impacting inflation may include, but are not limited to, global supply chain disruptions, shipping bottlenecks, labor market constraints, and side effects from monetary and fiscal expansions. If these inflationary pressures persist or worsen, we may incur additional costs for equipment and materials, and from service providers. Our budgeted expenditures include an estimate for the impact of cost inflation and, despite inflationary pressures, we expect to continue generating significant amounts of free cash flow at current commodity price levels.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

General. We are exposed to a variety of market risks including commodity price risk, credit risk, and interest rate risk. We seek to address these risks through a program of risk management which may include the use of derivative instruments.

Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of our crude oil, natural gas, and natural gas liquids. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas and natural gas liquids production. Commodity prices have been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index prices. Based on our average daily production for the quarter ended December 31, 2023, and excluding any effect of our derivative instruments in place, our annual revenue would increase or decrease by approximately $897 million for each $10.00 per barrel change in crude oil prices at December 31, 2023 and $457 million for each $1.00 per Mcf change in natural gas prices at December 31, 2023.

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

The fair value of our derivative instruments at December 31, 2023 was a net asset of $508 million, which is comprised of a $355 million net asset associated with our natural gas derivatives and a $153 million net asset associated with our crude oil derivatives. The following table shows how a hypothetical +/- 10% change in the underlying forward prices used to calculate the fair value of our derivatives would impact the fair value estimates as of December 31, 2023.

		Hypothetical Fair Value
In thousands	Change in Forward Price	Asset (Liability)
Crude Oil	-10%	$347,530
Crude Oil	+10%	$(41,267)
Natural Gas	-10%	$578,959
Natural Gas	+10%	$130,894

Changes in the fair value of our derivatives from the above price sensitivities would produce a corresponding change in our total revenues.

Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our crude oil and natural gas production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($1.2 billion in receivables at December 31, 2023) and our joint interest and other receivables ($351 million at December 31, 2023).

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

Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $37 million at December 31, 2023, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on a co-owner’s interest in the well, to net production proceeds against amounts owed in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

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

We had $10 million of variable rate borrowings outstanding on our credit facility and $750 million of variable rate borrowings on our term loan at February 1, 2024. The impact of a 0.25% increase in interest rates on this amount of debt would result in increased interest expense and reduced income before income taxes of approximately $1.9 million per year.

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

The following table presents our debt maturities and the weighted average interest rates by expected maturity date as of December 31, 2023:

In thousands	2024	2025	2026	2027	2028	Thereafter	Total
Fixed rate debt:
Senior Notes:
Principal amount (1)	$893,126	$—	$800,000	$—	$1,000,000	$3,000,000	$5,693,126
Weighted-average interest rate	3.8%	—	2.3%	—	4.4%	4.8%	4.2%
Notes payable:
Principal amount (1)	$2,495	$2,587	$2,681	$2,777	$2,876	$4,299	$17,715
Interest rate	3.5%	3.5%	3.5%	3.5%	3.5%	3.5%	3.5%
Variable rate debt:
Credit facility:
Principal amount	$—	$—	$210,000	$—	$—	$—	$210,000
Weighted-average interest rate	—	—	7.0%	—	—	—	7.0%
Term loan:
Principal amount	$—	$750,000	$—	$—	$—	$—	$750,000
Weighted-average interest rate	—	7.0%	—	—	—	—	7.0%

(1)
Amounts represent scheduled maturities and do not reflect any discount or premium at which the notes were issued or any debt issuance costs.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Continental Resources, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Continental Resources, Inc. (an Oklahoma corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Estimation of proved crude oil and natural gas reserves as it relates to the recognition of depletion expense, proved and unproved crude oil and natural gas reserves used in the assessment and measurement of impairment, and the valuation of crude oil and natural gas properties from certain 2023 executed acquisitions of proved oil and gas properties (herein referred to as “the crude oil and natural gas reserves”).

As described in Note 1 to the consolidated financial statements, the Company accounts for its crude oil and natural gas properties using the successful efforts method of accounting, which requires management to make estimates of proved crude oil and natural gas reserve volumes and future cash flows to record depletion expense and proved and unproved crude oil and natural gas reserves to assess its crude oil and natural gas properties for impairment. Additionally, as described in Note 2 to the consolidated financial statements, the Company acquired oil and natural gas properties through asset acquisitions. Crude oil and natural gas reserves are a significant input to the determination of the acquisition date fair value of crude oil and natural gas properties acquired by the Company in asset acquisitions. To estimate the crude oil and natural gas reserves and future cash flows, management makes significant estimates and assumptions including forecasting the production decline rate of producing crude oil and natural gas properties and forecasting the timing and volume of production associated with the Company's development plan for proved undeveloped properties and unproved properties. In addition, the estimation of the crude oil and natural gas reserves is also impacted by management's judgments and estimates regarding the financial performance of wells associated with the crude oil and natural gas reserves to determine if wells are expected with reasonable certainty to be economical under the appropriate pricing assumptions required in the estimation of depletion expense and impairment assessments/measurements. We identified the estimation of proved crude oil and natural gas reserves as it relates to the recognition of depletion expense and the recording of fair values of properties acquired in the 2023 acquisitions, and proved and unproved crude oil and natural gas reserves for the assessment/measurement of impairment of crude oil and natural gas properties as a critical audit matter.

The principal consideration for our determination that the estimation of proved crude oil and natural gas reserves as it relates to the recognition of depletion expense and proved and unproved crude oil and natural gas reserves for the assessment / measurement of impairment of crude oil and natural gas properties and the recording of oil and natural gas property values in the 2023 acquisitions is a critical audit matter is that relatively minor changes in certain highly subjective inputs and assumptions that are necessary to estimate the volume and future cash flows of the Company's crude oil and natural gas reserves could have a significant impact on the measurement of depletion expense or assessment / measurement of impairment expense and the acquisition date values of crude oil and natural gas properties.

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
•
To the extent key inputs and assumptions used to determine crude oil and natural gas reserve volumes and other cash flow inputs and assumptions are derived from the Company's accounting records, including, but not limited to: historical pricing differentials, operating costs, estimated capital costs, discount rates, and ownership interests, we tested management's process for determining the assumptions, including examining underlying support on a sample basis. Specifically, our audit procedures related to testing management's assumptions included the following:
◦
We compared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year and examined contractual support for the pricing differentials.
◦
We evaluated the models used to estimate the operating costs at year-end and compared to historical operating costs.
◦
We compared the estimates of future capital expenditures in the reserve reports to management's forecasts and amounts expended for recently drilled and completed wells.
◦
We evaluated the working and net revenue interests used in the reserve report by inspecting land and division order records.
◦
We evaluated the Company's evidence supporting the amount of proved undeveloped properties reflected in the reserve report by examining historical conversion rates and support for the Company's ability to fund and intent to develop the proved undeveloped properties.
◦
We applied analytical procedures to the reserve report by comparing to historical actual results and to the prior year reserve report.
◦
We evaluated the reasonableness of the Company’s classification of reserves as proved or unproved.
◦
We evaluated the reasonableness of risk-adjustment factors applied to unproved crude oil and natural gas reserves that were taken into consideration to determine estimated future net cash flows used to evaluate proved property impairment.
◦
As it relates to the recording of the acquisition date values of crude oil and natural gas properties in asset acquisitions, we utilized internal valuation specialists to assist with evaluating certain assumptions, such as risk-adjustment factors and the valuation of unproved oil and gas properties on a per net acre basis, as compared to industry surveys and publicly available market data.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Oklahoma City, Oklahoma

February 22, 2024

Continental Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
In thousands, except par values and share data	2023	2022
Assets
Current assets:
Cash and cash equivalents	$26,397	$137,788
Receivables:
Crude oil, natural gas, and natural gas liquids sales	1,196,262	1,313,538
Joint interest and other	350,907	458,391
Allowance for credit losses	(3,172)	(5,514)
Receivables, net	1,543,997	1,766,415
Derivative assets	353,261	39,280
Inventories	190,762	173,264
Prepaid expenses and other	33,450	27,508
Total current assets	2,147,867	2,144,255
Net property and equipment, based on successful efforts method of accounting	19,786,889	18,471,914
Investment in unconsolidated affiliates	240,484	210,805
Operating lease right-of-use assets	38,656	25,158
Derivative assets, noncurrent	155,252	3,548
Other noncurrent assets	18,293	22,670
Total assets	$22,387,441	$20,878,350
Liabilities and equity
Current liabilities:
Accounts payable trade	$835,012	$850,547
Revenues and royalties payable	768,381	882,256
Accrued liabilities and other	354,537	343,777
Current portion of incentive compensation liability	130,583	125,653
Current portion of income tax liabilities	84,556	152,149
Derivative liabilities	—	88,136
Current portion of operating lease liabilities	18,112	4,086
Current portion of long-term debt	895,105	638,058
Total current liabilities	3,086,286	3,084,662
Long-term debt, net of current portion	5,734,007	7,571,582
Other noncurrent liabilities:
Deferred income tax liabilities, net	2,867,283	2,538,312
Incentive compensation liability, noncurrent	41,707	100,066
Asset retirement obligations, noncurrent	391,957	257,152
Derivative liabilities, noncurrent	586	133,363
Operating lease liabilities, noncurrent	19,482	20,055
Other noncurrent liabilities	36,346	43,550
Total other noncurrent liabilities	3,357,361	3,092,498
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized;
299,610,267 shares issued and outstanding at December 31, 2023 and 2022;	2,996	2,996
Retained earnings	9,850,687	6,754,174
Total shareholders’ equity attributable to Continental Resources	9,853,683	6,757,170
Noncontrolling interests	356,104	372,438
Total equity	10,209,787	7,129,608
Total liabilities and equity	$22,387,441	$20,878,350

The accompanying notes are an integral part of these consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
In thousands, except per share data	2023	2022	2021
Revenues:
Crude oil, natural gas, and natural gas liquids sales	$7,684,263	$10,074,675	$5,793,741
Gain (loss) on derivative instruments, net	943,768	(671,095)	(128,864)
Crude oil and natural gas service operations	103,710	70,128	54,441
Total revenues	8,731,741	9,473,708	5,719,318

Operating costs and expenses:
Production expenses	717,478	621,921	406,906
Production and ad valorem taxes	603,534	730,132	404,362
Transportation, gathering, processing, and compression	338,217	316,414	224,989
Exploration expenses	16,368	23,068	21,047
Crude oil and natural gas service operations	82,392	37,002	21,480
Depreciation, depletion, amortization and accretion	2,264,334	1,885,465	1,898,082
Property impairments	66,798	70,417	38,370
Transaction costs	—	33,796	13,920
General and administrative expenses	279,306	401,551	233,628
Net (gain) loss on sale of assets and other	50,581	262	(5,146)
Total operating costs and expenses	4,419,008	4,120,028	3,257,638
Income from operations	4,312,733	5,353,680	2,461,680
Other income (expense):
Interest expense	(395,765)	(300,662)	(251,598)
Loss on extinguishment of debt	—	(403)	(290)
Other	11,979	15,798	(23,654)
	(383,786)	(285,267)	(275,542)
Income before income taxes	3,928,947	5,068,413	2,186,138
Provision for income taxes	(827,630)	(1,020,804)	(519,730)
Income before equity in net loss of affiliate	3,101,317	4,047,609	1,666,408
Equity in net loss of affiliate	(3,129)	(1,489)	—
Net income	3,098,188	4,046,120	1,666,408
Net income attributable to noncontrolling interests	2,361	21,562	5,440
Net income attributable to Continental Resources	$3,095,827	$4,024,558	$1,660,968

Net income per share attributable to Continental Resources:
Basic	$10.33	$11.45	$4.61
Diluted	$10.33	$11.45	$4.56

The accompanying notes are an integral part of these consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Consolidated Statements of Equity

	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2020	365,220,435	$3,652	$1,205,148	$—	$4,847,646	$6,056,446	$366,279	$6,422,725
Net income	—	—	—	—	1,660,968	1,660,968	5,440	1,666,408
Cash dividends declared	—	—	—	—	(168,536)	(168,536)	—	(168,536)
Change in dividends payable	—	—	—	—	133	133	—	133
Common stock repurchased	—	—	—	(123,924)	—	(123,924)	—	(123,924)
Common stock retired	(3,198,571)	(32)	(123,892)	123,924	—	—	—	—
Stock-based compensation	—	—	63,145	—	—	63,145	—	63,145
Restricted stock:
Granted	3,050,491	31	—	—	—	31	—	31
Repurchased and canceled	(478,697)	(5)	(12,799)	—		(12,804)	—	(12,804)
Forfeited	(296,138)	(3)	—	—	—	(3)	—	(3)
Contributions from noncontrolling interests	—	—	—	—	—	—	33,086	33,086
Distributions to noncontrolling interests	—	—	—	—	—	—	(23,936)	(23,936)
Balance at December 31, 2021	364,297,520	$3,643	$1,131,602	$—	$6,340,211	$7,475,456	$380,869	$7,856,325
Net income	—	—	—	—	4,024,558	4,024,558	21,562	4,046,120
Cash dividends declared	—	—	—	—	(287,035)	(287,035)	—	(287,035)
Change in dividends payable	—	—	—	—	205	205	—	205
Common stock repurchased prior to take-private transaction	—	—	—	(99,855)	—	(99,855)	—	(99,855)
Common stock retired prior to take-private transaction	(1,842,422)	(18)	(99,837)	99,855	—	—	—	—
Stock-based compensation	—	—	(8,085)	—	—	(8,085)	—	(8,085)
Restricted stock:
Granted	1,575,847	16	—	—	—	16	—	16
Repurchased and canceled	(627,742)	(7)	(35,438)	—		(35,445)	—	(35,445)
Forfeited	(384,536)	(4)	—	—	—	(4)	—	(4)
Restricted stock canceled from take-private transaction (see Note 15)	(5,349,141)	(53)				(53)		(53)
Take-private transaction (see Note 1)	(58,059,259)	(581)	(988,242)		(3,323,765)	(4,312,588)	—	(4,312,588)
Contributions from noncontrolling interests	—	—	—	—	—	—	12,498	12,498
Distributions to noncontrolling interests	—	—	—	—	—	—	(42,491)	(42,491)
Balance at December 31, 2022	299,610,267	$2,996	$—	$—	$6,754,174	$6,757,170	$372,438	$7,129,608
Net income	—	—	—	—	3,095,827	3,095,827	2,361	3,098,188
Change in dividends payable	—	—	—	—	686	686	—	686
Contributions from noncontrolling interests	—	—	—	—	—	—	10,188	10,188
Distributions to noncontrolling interests	—	—	—	—	—	—	(28,883)	(28,883)
Balance at December 31, 2023	299,610,267	$2,996	$—	$—	$9,850,687	$9,853,683	$356,104	$10,209,787

The accompanying notes are an integral part of these consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2023	2022	2021
Cash flows from operating activities:
Net income	$3,098,188	$4,046,120	$1,666,408
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, amortization and accretion	2,265,948	1,886,491	1,893,106
Property impairments	66,798	70,417	38,370
Non-cash (gain) loss on derivatives, net	(686,598)	212,976	(20,814)
Stock-based compensation	—	217,650	63,173
Provision for deferred income taxes	328,970	398,429	519,730
Equity in net loss of affiliate	3,129	1,489	—
Dry hole costs	—	12,305	—
Net (gain) loss on sale of assets and other	50,581	262	(5,146)
Loss on extinguishment of debt	—	403	290
Other, net	21,594	27,294	35,614
Changes in assets and liabilities:
Accounts receivable	222,091	(372,529)	(694,981)
Inventories	(17,600)	(67,478)	(33,411)
Other current assets	(6,118)	(10,242)	(2,144)
Accounts payable trade	(38,740)	164,071	106,367
Revenues and royalties payable	(111,738)	253,286	298,552
Accrued liabilities and other	2,940	51,222	109,540
Incentive compensation liability	(53,429)	—	—
Current income taxes liability	(67,593)	152,149	—
Other noncurrent assets and liabilities	(17,436)	(4,625)	(803)
Net cash provided by operating activities	5,060,987	7,039,690	3,973,851
Cash flows from investing activities:
Exploration and development	(3,550,502)	(2,838,075)	(2,382,413)
Purchase of producing crude oil and natural gas properties	(161,408)	(421,850)	(2,548,575)
Purchase of other property and equipment	(205,356)	(68,189)	(66,598)
Proceeds from sale of assets	390,034	5,740	8,041
Contributions to unconsolidated affiliates	(33,862)	(212,294)	—
Net cash used in investing activities	(3,561,094)	(3,534,668)	(4,989,545)
Cash flows from financing activities:
Credit facility borrowings	4,792,000	3,886,000	1,663,000
Repayment of credit facility	(5,742,000)	(3,226,000)	(1,323,000)
Proceeds from issuance of Senior Notes	—	—	1,587,776
Redemption and repurchase of Senior Notes	(636,000)	(31,829)	(630,782)
Proceeds from other debt	—	750,000	—
Repayment of other debt	(2,410)	(2,326)	(2,243)
Debt issuance costs	(242)	(5,148)	(12,082)
Contributions from noncontrolling interests	10,580	13,665	31,493
Distributions to noncontrolling interests	(31,156)	(40,685)	(22,447)
Repurchase of common stock prior to take-private transaction	—	(99,855)	(123,924)
Take-private transaction (see Note 1)	—	(4,312,642)	—
Repurchase of restricted stock for tax withholdings	—	(35,444)	(12,804)
Dividends paid on common stock	(2,056)	(283,838)	(165,895)
Net cash provided by (used in) financing activities	(1,611,284)	(3,388,102)	989,092
Net change in cash and cash equivalents	(111,391)	116,920	(26,602)
Cash and cash equivalents at beginning of period	137,788	20,868	47,470
Cash and cash equivalents at end of period	$26,397	$137,788	$20,868

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

2022 Take-Private Transaction

On November 22, 2022, the Company completed a series of take-private transactions with Omega Acquisition, Inc, an entity owned by the Company’s founder, Harold G. Hamm, pursuant to which the Company became wholly owned by Mr. Hamm, certain members of his family and their affiliated entities (the “Hamm Family”). A total of approximately 58.1 million shares of Continental’s common stock were purchased pursuant to the take-private transaction for total cash consideration of approximately $4.31 billion. The 2022 purchase of outstanding shares was funded by Continental through the use of approximately $2.2 billion of cash on hand, $1.3 billion of credit facility borrowings, and the execution of a $750 million three-year term loan. See the Consolidated Statements of Equity for the year ended December 31, 2022 for the impact on the components of Shareholders’ Equity resulting from the take-private transaction. The Company incurred $32 million of legal and advisory fees in 2022 in connection with the take-private transaction which are included in the caption “Transaction costs” in the Consolidated Statements of Income for the year ended December 31, 2022.

Following the consummation of the transactions in November 2022: (i) our common stock ceased to be listed on the New York Stock Exchange, (ii) our common stock was deregistered under Section 12(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), and (iii) we suspended our reporting obligations under Section 15(d) of the Exchange Act. As a result, certain of the corporate governance, disclosure, and other provisions applicable to a company with listed equity securities and reporting obligations under the Exchange Act no longer apply to us. We will continue to furnish Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K with the SEC as required by our senior note indentures.

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

The Company evaluated its December 31, 2023 financial statements for subsequent events through February 22, 2024, the date the financial statements were available to be issued.

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

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in accounts that may not be federally insured. As of December 31, 2023, the Company had cash deposits in excess of federally insured amounts of approximately $24.7 million. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Accounts receivable

Receivables arising from crude oil and natural gas sales and joint interest receivables are generally unsecured. Accounts receivable are due within 30 days and are considered delinquent after 60 days. The Company writes off specific receivables when they become noncollectable and any payments subsequently received on those receivables are credited to the allowance for credit losses. Write-offs of noncollectable receivables have historically not been material. The Company’s allowance for credit losses totaled $3.2 million and $5.5 million as of December 31, 2023 and 2022, respectively. See Note 10. Allowance for Credit Losses for additional information.

Concentration of credit risk

The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with significant purchasers. For the year ended December 31, 2023, no purchaser accounted for more than 10% of the Company’s total crude oil, natural gas, and natural gas liquids sales for 2023. The Company generally does not require collateral and does not believe the loss of any single purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.

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

The components of inventory as of December 31, 2023 and 2022 consisted of the following:

	December 31,
In thousands	2023	2022
Tubular goods and equipment	$65,205	$38,636
Crude oil	125,557	130,192
Natural gas	—	4,436
Total	$190,762	$173,264

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

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s primary asset retirement obligations relate to future plugging and abandonment costs and related disposal of facilities on its crude oil and natural gas properties. The following table summarizes the changes in the Company’s future abandonment liabilities from January 1, 2021 through December 31, 2023:

In thousands	2023	2022	2021
Asset retirement obligations at January 1	$261,087	$219,824	$179,676
Accretion expense	14,818	12,857	11,125
Revisions (1)	112,803	(6,672)	(1,291)
Plus: Additions for new assets	18,929	37,413	32,351
Less: Plugging costs and sold assets	(5,709)	(2,335)	(2,037)
Total asset retirement obligations at December 31	$401,928	$261,087	$219,824
Less: Current portion of asset retirement obligations at December 31 (2)	9,971	3,935	4,123
Non-current portion of asset retirement obligations at December 31	$391,957	$257,152	$215,701

(1)
Revisions primarily represent changes in the present value of liabilities resulting from changes in estimated costs and economic lives of producing properties.
(2)
Balance is included in the caption “Accrued liabilities and other” in the consolidated balance sheets.

As of December 31, 2023 and 2022, net property and equipment on the consolidated balance sheets included $204.2 million and $96.5 million, respectively, of net asset retirement costs.

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

The Company had aggregate capitalized costs of $46.5 million and $56.3 million (net of accumulated amortization of $37.3 million and $46.3 million) relating to its long-term debt at December 31, 2023 and 2022, respectively.

Unamortized capitalized costs associated with the Company’s Notes, note payable, and term loan totaled $39.4 million and $46.8 million at December 31, 2023 and 2022, respectively, and are reflected as a reduction of “Long-term debt, net of current portion” on the consolidated balance sheets.

Unamortized capitalized costs associated with the Company’s revolving credit facility totaled $7.1 million and $9.4 million at December 31, 2023 and 2022, respectively, and are reflected in “Other noncurrent assets” on the consolidated balance sheets.

For the years ended December 31, 2023, 2022 and 2021, the Company recognized amortization expense associated with capitalized debt issuance costs of $10.0 million, $9.3 million, and $7.2 million, respectively, which are reflected in “Interest expense” on the consolidated statements of income.

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Derivative instruments

The Company recognizes its derivative instruments on the balance sheet as either assets or liabilities measured at fair value with such amounts classified as current or long-term based on contractual settlement dates. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and resulting designation. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the changes in fair value in the consolidated statements of income under the caption “Gain (loss) on derivative instruments, net.” See Note 6. Derivative Instruments for additional information.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash, trade receivables, trade payables, derivative instruments and long-term debt. See Note 7. Fair Value Measurements for a discussion of the methods used to determine fair value for the Company’s financial instruments and the quantification of fair value for its derivatives and long-term debt obligations at December 31, 2023 and 2022.

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

Earnings per share attributable to Continental Resources

Basic net income per share is computed by dividing net income attributable to the Company by the weighted-average number of shares outstanding for the period. Prior to the Hamm Family’s take-private transaction, in periods where the Company had net income, diluted earnings per share reflected the potential dilution of non-vested restricted stock awards, which was calculated using the treasury stock method. The following table presents the calculation of basic and diluted weighted average shares outstanding and net income per share attributable to the Company for the years ended December 31, 2023, 2022, and 2021.

	Year ended December 31,
In thousands, except per share data	2023	2022	2021
Net income attributable to Continental Resources (numerator)	$3,095,827	$4,024,558	$1,660,968
Weighted average shares (denominator):
Weighted average shares - basic	299,610	351,392	360,434
Non-vested restricted stock and restricted stock units (1)	—	—	4,019
Weighted average shares - diluted	299,610	351,392	364,453
Net income per share attributable to Continental Resources:
Basic	$10.33	$11.45	$4.61
Diluted	$10.33	$11.45	$4.56

(1)
For the years ended December 31, 2023 and 2022, the Company’s outstanding long-term incentive awards are expected to be paid in cash, not common stock, upon vesting, and are classified as liability awards pursuant to ASC Topic 718, Compensation—Stock Compensation. As a result, no potential dilutive effect for the awards is presented for the years ended December 31, 2023 and 2022.

Note 2. Property Acquisitions and Dispositions

2023

During the year ended December 31, 2023, the Company executed acquisitions of oil and gas properties in various areas for cash consideration totaling $681 million. The Company accounted for each acquisition as an asset acquisition under ASC Topic 805—Business Combinations. Of the purchase prices, a total of $161 million was allocated to proved properties and a total of $520 million was allocated to unproved properties.

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

During the year ended December 31, 2023, the Company executed sales of oil and gas properties in various areas for cash proceeds totaling $390 million and recognized pre-tax net losses on the transactions totaling $51 million. The disposed properties represented an immaterial portion of the Company's production and proved reserves.

2022

During the year ended December 31, 2022, the Company executed acquisitions of oil and gas properties in various areas for cash consideration totaling $714 million. The Company accounted for each acquisition as an asset acquisition under ASC Topic 805—Business Combinations. Of the purchase prices, a total of $422 million was allocated to proved properties and a total of $292 million was allocated to unproved properties.

2021

Permian Basin Acquisition

In December 2021, the Company acquired oil and gas assets and properties from certain subsidiaries of Pioneer Natural Resources Company for $3.06 billion in cash. The acquisition method under ASC Topic 805 was used to record the transaction, which required all assets acquired and liabilities assumed to be recorded at fair value at the acquisition date. Of the purchase price, $2.4 billion was allocated to proved properties and $0.7 billion was allocated to unproved properties.

The acquisition contributed $29.4 million of revenues and $14.1 million ($0.04 per basic and diluted share) of net income to the Company's consolidated results during the period of ownership from December 21, 2021 to December 31, 2021, excluding transaction expenses. The Company incurred $13.9 million of expenses in connection with the transaction which are reflected in the caption “Transaction costs” in the consolidated statements of income for the year ended December 31, 2021.

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

Year Ended December 31,
In millions	2021
Pro forma combined total revenues	$6,657
Pro forma combined net income attributable to Continental	$2,097

Powder River Basin Acquisitions

During the year ended December 31, 2021, the Company completed acquisitions of oil and gas properties in the Powder River Basin for cash consideration totaling $453 million. The Company accounted for each acquisition as an asset acquisition under ASC Topic 805—Business Combinations. Of the purchase prices, a total of $210 million was allocated to proved properties and a total of $243 million was allocated to unproved properties.

Note 3. Supplemental Cash Flow Information

The following table discloses supplemental cash flow information about cash paid for interest and income tax payments and refunds. Also disclosed is information about investing activities that affects recognized assets and liabilities but does not result in cash receipts or payments.

	Year ended December 31,
In thousands	2023	2022	2021
Supplemental cash flow information:
Cash paid for interest	$387,686	$279,571	$214,727
Cash paid for income taxes (1)	566,253	470,147	3
Cash received for income tax refunds	2	16	58
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	131,732	30,741	31,060

(1)
Amounts for 2023 and 2022 represent estimated quarterly payments for 2023 and 2022 federal and state income taxes based on an estimate of taxable income for each respective year.

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2023 and 2022, the Company had $367.2 million and $344.9 million, respectively, of accrued capital expenditures included in “Net property and equipment” with an offsetting amount in “Accounts payable trade” in the consolidated balance sheets.

Note 4. Net Property and Equipment

Net property and equipment includes the following at December 31, 2023 and 2022.

	December 31,
In thousands	2023	2022
Proved crude oil and natural gas properties	$37,400,304	$34,741,054
Unproved crude oil and natural gas properties	1,775,662	1,513,627
Service properties, equipment and other	1,014,093	549,528
Total property and equipment	40,190,059	36,804,209
Accumulated depreciation, depletion and amortization	(20,403,170)	(18,332,295)
Net property and equipment	$19,786,889	$18,471,914

Note 5. Accrued Liabilities and Other

Accrued liabilities and other includes the following at December 31, 2023 and 2022:

	December 31,
In thousands	2023	2022
Prepaid advances from joint interest owners	$36,923	$15,575
Accrued compensation	88,644	81,646
Accrued production taxes, ad valorem taxes and other non-income taxes	133,456	145,436
Accrued interest	79,640	83,724
Current portion of asset retirement obligations	9,971	3,935
Other	5,903	13,461
Accrued liabilities and other	$354,537	$343,777

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

At December 31, 2023 the Company had outstanding derivative contracts as set forth in the tables below.

Natural gas derivatives
			Weighted Average Hedge Price ($/MMBtu)
Period and Type of Contract	Average Volumes Hedged		Swaps	Floor	Ceiling
January 2024 - December 2024
Swaps - Henry Hub	618,000	MMBtus/day	$3.44
Collars - Henry Hub	50,000	MMBtus/day		$3.12	$4.09
Swaps - WAHA	42,000	MMBtus/day	$3.08
January 2025 - December 2025
Swaps - Henry Hub	575,000	MMBtus/day	$3.93
January 2026 - December 2026
Swaps - Henry Hub	635,000	MMBtus/day	$4.11
January 2027 - December 2027
Swaps - Henry Hub	123,000	MMBtus/day	$4.01

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Crude oil derivatives
			Weighted Average Hedge Price ($/Bbl)
Period and Type of Contract	Average Volumes Hedged		Roll Swaps	Fixed Swaps
January 2024 - December 2024
Fixed Swaps - WTI	76,000	Bbls/day		$76.84
January 2024 - December 2024
Roll Swaps - NYMEX	36,000	Bbls/day	$0.71

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

	Year ended December 31,
In thousands	2023	2022	2021
Cash received (paid) on derivatives:
Crude oil fixed price swaps	$17,989	$—	$(44,463)
Crude oil collars	—	—	(9,365)
Crude oil NYMEX roll swaps	3,519	(9,234)	(163)
Natural gas basis swaps	4,818	9,674	—
Natural gas WAHA swaps	19,435	(16,350)	—
Natural gas fixed price swaps	178,529	(353,326)	(84,141)
Natural gas collars	29,139	(66,596)	(11,546)
Natural gas three-way collars	3,741	(22,287)	—
Cash received (paid) on derivatives, net	257,170	(458,119)	(149,678)
Non-cash gain (loss) on derivatives:
Crude oil collars	—	—	227
Crude oil fixed price swaps	134,548	11,696	—
Crude oil NYMEX roll swaps	4,051	1,879	957
Natural gas basis swaps	(8,910)	9,088	(177)
Natural gas WAHA swaps	2,138	19,386	—
Natural gas fixed price swaps	513,129	(219,388)	25,565
Natural gas collars	42,240	(34,303)	(7,690)
Natural gas three-way collars	(598)	(1,334)	1,932
Non-cash gain (loss) on derivatives, net	686,598	(212,976)	20,814
Gain (loss) on derivative instruments, net	$943,768	$(671,095)	$(128,864)

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

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the gross amounts of recognized derivative assets and liabilities, the amounts offset under netting arrangements with counterparties, and the resulting net amounts presented in the consolidated balance sheets at December 31, 2023 and 2022, all at fair value.

	December 31,
In thousands	2023	2022
Commodity derivative assets:
Gross amounts of recognized assets	$510,375	$50,559
Gross amounts offset on balance sheet	(1,862)	(7,731)
Net amounts of assets on balance sheet	508,513	42,828
Commodity derivative liabilities:
Gross amounts of recognized liabilities	(2,448)	(229,230)
Gross amounts offset on balance sheet	1,862	7,731
Net amounts of liabilities on balance sheet	$(586)	$(221,499)

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the consolidated balance sheets.

	December 31,
In thousands	2023	2022
Derivative assets	$353,261	$39,280
Derivative assets, noncurrent	155,252	3,548
Net amounts of assets on balance sheet	508,513	42,828
Derivative liabilities	—	(88,136)
Derivative liabilities, noncurrent	(586)	(133,363)
Net amounts of liabilities on balance sheet	(586)	(221,499)
Total derivative assets (liabilities), net	$507,927	$(178,671)

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

The following tables summarize the valuation of derivative instruments by pricing levels that were accounted for at fair value on a recurring basis as of December 31, 2023 and 2022.

	Fair value measurements at December 31, 2023 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Crude oil fixed price swaps	$—	$146,243	$—	$146,243
Crude oil NYMEX roll swaps	—	6,888	—	6,888
Natural gas WAHA swaps	—	21,523	—	21,523
Natural gas fixed price swaps	—	321,350	—	321,350
Natural gas collars	—	11,923	—	11,923
Total	$—	$507,927	$—	$507,927

	Fair value measurements at December 31, 2022 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Crude oil fixed price swaps	$—	$11,696	$—	$11,696
Crude oil NYMEX roll swaps	—	2,836	—	2,836
Natural gas basis swaps	—	8,910	—	8,910
Natural gas WAHA swaps	—	19,386	—	19,386
Natural gas fixed price swaps	—	(191,779)	—	(191,779)
Natural gas collars	—	(30,318)	—	(30,318)
Natural gas three-way collars	—	598	—	598
Total	$—	$(178,671)	$—	$(178,671)

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets are reported at fair value on a nonrecurring basis in the consolidated financial statements. The following methods and assumptions were used to estimate the fair values for those assets.

Asset impairments – Proved crude oil and natural gas properties are reviewed for impairment on a field-by-field basis each quarter. The estimated future cash flows expected in connection with the field are compared to the carrying amount of the field to determine if the carrying amount is recoverable. If the carrying amount of the field exceeds its estimated undiscounted future cash flows, the carrying amount of the field is reduced to its estimated fair value. Risk-adjusted probable and possible reserves may be taken into consideration when determining estimated future net cash flows and fair value when such reserves exist and are economically recoverable. Due to the unavailability of relevant comparable market data, a discounted cash flow method is used to determine the fair value of proved properties. Significant unobservable inputs (Level 3) utilized in the determination of discounted future net cash flows include future commodity prices adjusted for differentials, forecasted production based on decline curve analysis, estimated future operating and development costs, property ownership interests, and a 10% discount rate. At December 31, 2023, the Company’s commodity price assumptions were based on forward NYMEX strip prices through year-end 2028 and were then escalated at 3% per year thereafter. Operating cost assumptions were based on current costs escalated at 3% per year beginning in 2025.

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

For the years ended December 31, 2023 and 2022, the Company determined the carrying amounts of certain proved properties were not recoverable from future cash flows, and therefore, were impaired. Such impairments totaled $15.5 million and $17.5 million for 2023 and 2022, respectively. For the year ended December 31, 2021, estimated future net cash flows were determined to be in excess of cost basis, and therefore no impairments were recorded for the Company's proved crude oil and natural gas properties in 2021.

Certain unproved crude oil and natural gas properties were impaired during the years ended December 31, 2023, 2022, and 2021, reflecting recurring amortization of undeveloped leasehold costs on properties the Company expects will not be transferred to proved properties over the lives of the leases based on drilling plans, experience of successful drilling, and the average holding period.

The following table sets forth the non-cash impairments of both proved and unproved properties for the indicated periods. Proved and unproved property impairments are recorded under the caption “Property impairments” in the consolidated statements of income.

	Year ended December 31,
In thousands	2023	2022	2021
Proved property impairments	$15,455	$17,520	$—
Unproved property impairments	51,343	52,897	38,370
Total	$66,798	$70,417	$38,370

Financial Instruments Not Recorded at Fair Value

The following table sets forth the estimated fair values of financial instruments that are not recorded at fair value in the consolidated financial statements. See Note 8. Debt for discussion of the changes in the Company’s outstanding debt in 2023 and 2022.

	December 31, 2023		December 31, 2022
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt:
Credit facility	$210,000	$210,000	$1,160,000	$1,160,000
Term Loan	748,092	748,092	747,073	747,073
Notes payable	17,642	16,300	20,041	18,300
4.5% Senior Notes due 2023	—	—	635,648	633,600
3.8% Senior Notes due 2024	892,610	886,400	891,404	867,400
2.268% Senior Notes due 2026	795,541	736,400	794,062	693,100
4.375% Senior Notes due 2028	994,327	968,000	993,076	917,200
5.75% Senior Notes due 2031	1,485,460	1,490,900	1,483,843	1,412,300
2.875% Senior Notes due 2032	792,977	647,100	792,238	600,900
4.9% Senior Notes due 2044	692,463	556,400	692,255	527,900
Total debt	$6,629,112	$6,259,592	$8,209,640	$7,577,773

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

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Debt

The Company's debt, net of unamortized discounts, premiums, and debt issuance costs totaling $41.7 million and $49.6 million at December 31, 2023 and 2022, respectively, consists of the following.

	December 31,
In thousands	2023	2022
Credit facility	$210,000	$1,160,000
Term loan	748,092	747,073
Notes payable	17,642	20,041
4.5% Senior Notes due 2023	—	635,648
3.8% Senior Notes due 2024 (1)	892,610	891,404
2.268% Senior Notes due 2026	795,541	794,062
4.375% Senior Notes due 2028	994,327	993,076
5.75% Senior Notes due 2031	1,485,460	1,483,843
2.875% Senior Notes due 2032	792,977	792,238
4.9% Senior Notes due 2044	692,463	692,255
Total debt	6,629,112	8,209,640
Less: Current portion of long-term debt	895,105	638,058
Long-term debt, net of current portion	$5,734,007	$7,571,582

(1) The Company’s 2024 Notes, which have a face value of $893.1 million at December 31, 2023, are scheduled to mature on June 1, 2024 and, accordingly, are included as a current liability in the caption “Current portion of long-term debt” in the consolidated balance sheets as of December 31, 2023 along with the current portion of the Company's notes payable.

Credit Facility

The Company has a credit facility, maturing in October 2026, with aggregate lender commitments totaling $2.255 billion. The credit facility is unsecured and has no borrowing base requirement subject to redetermination.

The Company had $210 million of outstanding borrowings on its credit facility at December 31, 2023. Credit facility borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company’s senior, unsecured, long-term indebtedness. The weighted-average interest rate on outstanding credit facility borrowings at December 31, 2023 was 6.95%.

The Company had approximately $2.04 billion of borrowing availability on its credit facility at December 31, 2023 after considering outstanding borrowings and letters of credit. The Company incurs commitment fees based on currently assigned credit ratings of 0.20% per annum on the daily average amount of unused borrowing availability.

The credit facility contains certain restrictive covenants including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by the sum of net debt plus total shareholders’ equity plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014. The Company was in compliance with the credit facility covenants at December 31, 2023.

Senior Notes

The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at December 31, 2023.

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

The indentures governing the Company’s senior notes contain covenants that, among other things, limit the Company’s ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, or consolidate, merge or transfer certain assets. These covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at December 31, 2023.

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

Retirement of Senior Notes

2023

In April 2023, the Company fully repaid its outstanding $636 million of 2023 Notes that were scheduled to mature on April 15, 2023. The redemption price was equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date. The aggregate of the principal amount and accrued interest paid upon redemption was $650.3 million.

2022

In 2022, the Company repurchased a portion of its 2023 Notes and 2024 Notes in open market transactions, including $13.6 million face value of its 2023 Notes at an aggregate cost of $13.9 million and $17.9 million face value of its 2024 Notes at an aggregate cost of $18.3 million, in each case, including accrued and unpaid interest to the repurchase dates. The Company recognized pre-tax losses on extinguishment of debt totaling $0.4 million related to the repurchases. The losses are reflected in the caption “Loss on extinguishment of debt” in the consolidated statements of income.

2021

In 2021, the Company fully repaid the $630.8 million principal amount of its outstanding 2022 Notes and recognized a pre-tax loss on extinguishment of debt totaling $0.3 million related to the redemption.

Term Loan

In November 2022, the Company borrowed $750 million under a three-year term loan agreement, the proceeds of which were used to fund a portion of the Hamm Family’s November 2022 take-private transaction. The term loan matures in November 2025 and bears interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company’s senior, unsecured, long-term indebtedness. The interest rate on the term loan was 6.98% at December 31, 2023.

The term loan contains certain restrictive covenants including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.0, consistent with the covenant requirement in the Company’s revolving credit facility. The Company was in compliance with the term loan covenants at December 31, 2023.

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Notes Payable

In June 2020, the Company borrowed an aggregate of $26.0 million under two 10-year amortizing term loans secured by the Company’s corporate office building and its interest in parking facilities in Oklahoma City, Oklahoma. The loans mature in May 2030 and bear interest at a fixed rate of 3.50% per annum through June 9, 2025, at which time the interest rate will be reset and fixed through the maturity date. Principal and interest are payable monthly through the maturity date and, accordingly, $2.5 million is included as a current liability in the caption “Current portion of long-term debt” in the consolidated balance sheets as of December 31, 2023 associated with the loans.

Note 9. Revenues

Below is a discussion of the nature, timing, and presentation of revenues arising from the Company’s major revenue-generating arrangements.

Operated crude oil revenues – The Company pays third parties to transport the majority of its operated crude oil production from lease locations to downstream market centers, at which time the Company’s customers take title and custody of the product in exchange for prices based on the particular market where the product was delivered. Operated crude oil revenues are recognized during the month in which control transfers to the customer and it is probable the Company will collect the consideration it is entitled to receive. Crude oil sales proceeds from operated properties are generally received by the Company within one month after the month in which a sale has occurred. Operated crude oil revenues are presented separately from transportation expenses, as the Company controls the operated production prior to its transfer to customers. Transportation expenses associated with the Company’s operated crude oil production totaled $284.2 million, $254.0 million, and $185.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Under certain arrangements, the Company may elect to take a volume of processed residue gas and/or NGLs in-kind at the tailgate of the midstream customer’s processing plant in lieu of a monetary settlement for the sale of the Company's operated production. When the Company elects to take volumes in kind, it takes possession of the processed products at the tailgate of the processing facility and either sells them at the tailgate or pays third parties to transport the products to downstream delivery points, where it then sells to customers at prices applicable to those downstream markets. In such situations, operated revenues are recognized during the month in which control transfers to the customer at the delivery point and it is probable the Company will collect the consideration it is entitled to receive. Operated sales proceeds are generally received by the Company within one month after the month in which a sale has occurred. In these scenarios, the Company’s revenues include the pricing adjustments applied by the midstream processing entity according to the applicable contractual pricing formula, but exclude the transportation expenses the Company incurs to transport the processed products to downstream customers. Transportation expenses associated with these arrangements totaled $54.0 million, $62.4 million, and $39.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Revenues from service operations – Revenues from the Company’s crude oil and natural gas service operations consist primarily of revenues associated with water gathering, recycling, delivery, and disposal activities. Revenues associated with such activities, which are derived using market-based rates or rates commensurate with industry guidelines, are recognized during the month in which services are performed, the Company has an unconditional right to receive payment, and collectability is probable. Payment is generally received by the Company within one month after the month in which services are provided.

Disaggregation of revenues

The following table presents the disaggregation of the Company’s crude oil and natural gas revenues for the periods presented. Sales of natural gas and NGLs are combined, as a substantial majority of the Company’s natural gas sales contracts represent wellhead sales of unprocessed gas.

	Year ended December 31,
	2023			2022			2021
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken	$3,777,412	$380,359	$4,157,771	$3,899,749	$1,051,870	$4,951,619	$2,786,320	$562,695	$3,349,015
Anadarko Basin	999,009	687,687	1,686,696	1,109,405	1,839,473	2,948,878	874,752	1,264,069	2,138,821
Powder River Basin	410,963	43,968	454,931	557,943	125,065	683,008	101,705	13,110	114,815
Permian Basin	1,135,421	74,133	1,209,554	1,122,290	151,217	1,273,507	24,857	4,499	29,356
All other	175,118	193	175,311	216,616	1,047	217,663	161,660	74	161,734
Crude oil, natural gas, and natural gas liquids sales	$6,497,923	$1,186,340	$7,684,263	$6,906,003	$3,168,672	$10,074,675	$3,949,294	$1,844,447	$5,793,741

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

The Company's outstanding crude oil sales contracts at December 31, 2023 are primarily short-term in nature with contract terms of less than one year. For such contracts, the Company has utilized the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations, if any, if the performance obligation is part of a contract that has an original expected duration of one year or less.

The substantial majority of the Company’s operated natural gas production is sold at lease locations to midstream customers under multi-year term contracts. For such contracts having a term greater than one year, the Company has utilized the practical expedient in ASC 606-10-50-14A which indicates an entity is not required to disclose the transaction price allocated to remaining performance obligations, if any, if variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under the Company’s commodity sales contracts, each unit of production delivered to a customer represents a separate performance obligation; therefore, future volumes to be delivered are wholly unsatisfied at period-end and disclosure of the transaction price allocated to remaining performance obligations is not applicable.

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

Revenues from previously satisfied performance obligations

To record revenues for commodity sales, at the end of each month the Company estimates the amount of production delivered and sold to customers and the prices to be received for such sales. Differences between estimated revenues and actual amounts received

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

for all prior months are recorded in the month payment is received from the customer and are reflected in the financial statements within the caption “Crude oil, natural gas, and natural gas liquids sales”. Revenues recognized during the years ended December 31, 2023, 2022, and 2021 related to performance obligations satisfied in prior reporting periods were not material.

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

Historically, the Company’s credit losses on receivables have been immaterial. The Company’s aggregate allowance for credit losses totaled $3.2 million and $5.5 million at December 31, 2023 and 2022, respectively, which is reported as “Allowance for credit losses” in the consolidated balance sheets. Aggregate credit loss expenses totaled $0.1 million, $3.3 million, and $0.8 million for the years ended December 31, 2023, 2022, and 2021, respectively, which are included in “General and administrative expenses” in the consolidated statements of income.

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

The Company’s allowance for credit losses on crude oil, natural gas, and NGL sales was negligible at both December 31, 2023 and December 31, 2022. The allowance was determined by considering a number of factors, primarily including the Company’s history of credit losses with adjustment as needed to reflect current conditions, the length of time accounts are past due, whether amounts relate to operated properties or non-operated properties, and the counterparty's ability to pay. There were no significant write-offs, recoveries, or changes in the provision for credit losses on this portfolio segment during the years ended December 31, 2023, 2022, and 2021.

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

The Company’s allowance for credit losses on joint interest receivables totaled $3.2 million and $5.5 million at December 31, 2023 and 2022, respectively. The allowance was determined by considering a number of factors, primarily including the Company’s history of credit losses with adjustment as needed to reflect current conditions, the length of time accounts are past due, the ability to recoup amounts owed through netting of production proceeds, the balance of co-owner prepayments if any, and the co-owner’s ability to pay. There were no significant write-offs, recoveries, or changes in the provision for credit losses on this portfolio segment during the years ended December 31, 2023, 2022, and 2021.

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Income Taxes

The items comprising the Company’s provision for income taxes are as follows for the periods presented:

	Year ended December 31,
In thousands	2023	2022	2021
Current income tax provision:
United States federal	$461,487	$538,704	$—
Various states	37,173	83,671	—
Total current income tax provision	498,660	622,375	—
Deferred income tax provision:
United States federal	318,484	374,802	467,051
Various states	10,486	23,627	52,679
Total deferred income tax provision	328,970	398,429	519,730
Provision for income taxes	$827,630	$1,020,804	$519,730
Effective tax rate	21.1%	20.1%	23.8%

The Company’s effective tax rate differs from the United States federal statutory tax rate due to the effect of state income taxes, equity/incentive compensation, tax credits, changes in valuation allowances, and other tax items as reflected in the table below.

	Year ended December 31,
In thousands, except tax rates	2023	2022	2021
Income before income taxes	$3,928,947	$5,068,413	$2,186,138
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Expected income tax provision based on U.S. federal statutory tax rate	825,079	1,064,367	459,089
Items impacting the effective tax rate:
State and local income taxes, net of federal benefit	98,257	126,932	77,979
Tax (benefit) deficiency from stock-based compensation	—	(5,282)	5,869
Change in valuation allowance	—	—	(14,474)
Tax credits for increasing research activities	(67,039)	(151,913)	—
Other, net	(28,667)	(13,300)	(8,733)
Provision for income taxes	$827,630	$1,020,804	$519,730
Effective tax rate	21.1%	20.1%	23.8%

In assessing the realizability of deferred tax assets the Company must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company applies judgment to determine the weight of both positive and negative evidence in order to conclude whether a valuation allowance is necessary for its deferred tax assets. In determining whether a valuation allowance is required, the Company considers, among other factors, the Company’s financial position, results of operations, projected future taxable income, reversal of existing deferred tax liabilities against deferred tax assets, and tax planning strategies. In 2021, the Company reassessed the realizability of the deferred tax asset related to Oklahoma state net operating loss carryforwards and determined it was more likely than not that such assets would be realized and the remaining valuation allowance was released. No valuation allowances were recognized during the years ended December 31, 2023 and 2022.

The Company will continue to evaluate both the positive and negative evidence on a periodic basis in determining the need for a valuation allowance with respect to its deferred tax assets. Changes in positive and negative evidence, including differences between estimated and actual results, could result in changes in the valuation of our deferred tax assets that could have a material impact on our consolidated financial statements. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The components of the Company’s deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 are reflected in the table below.

	December 31,
In thousands	2023	2022
Deferred tax assets
United States net operating loss carryforwards	$56,377	$63,128
Incentive/equity compensation	40,929	34,987
Net deferred hedge losses	—	42,898
Other	28,080	31,324
Total deferred tax assets	125,386	172,337
Valuation allowance	—	—
Total deferred tax assets, net of valuation allowance	125,386	172,337
Deferred tax liabilities
Property and equipment	(2,870,259)	(2,708,641)
Net deferred hedge gains	(120,662)	—
Other	(1,748)	(2,008)
Total deferred tax liabilities	(2,992,669)	(2,710,649)
Deferred income tax liabilities, net	$(2,867,283)	$(2,538,312)

As of December 31, 2023, the Company had net operating loss (“NOL”) carryforwards in Oklahoma totaling $1.8 billion, of which $673 million expires between 2035 and 2037, and the remaining $1.1 billion has an indefinite life. Any available statutory depletion carryforwards will be recognized when realized. The Company files income tax returns in U.S. federal and state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2020.

Note 12. Leases

The Company’s lease liabilities recognized on the balance sheet as a lessee totaled $37.6 million and $24.1 million as of December 31, 2023 and 2022, respectively, at discounted present value, which is comprised of the asset classes reflected in the table below. All leases recognized on the Company’s balance sheet are classified as operating leases. The amounts disclosed herein primarily represent costs associated with properties operated by the Company that are presented on a gross basis and do not represent the Company’s net proportionate share of such amounts. A portion of these costs have been or will be billed to other working interest owners. Once paid, the Company’s share of these costs are included in property and equipment, production expenses, or general and administrative expenses, as applicable.

The Company accounts for lease and non-lease components in its contracts as a single lease component for all asset classes. Additionally, the Company does not apply the recognition requirements of ASC Topic 842 to leases with durations of twelve months or less and uses hindsight in determining the lease term for all leases. The Company’s leasing activities as a lessor are negligible.

	December 31,
In thousands	2023	2022
Surface use agreements	$17,263	$18,136
Field equipment	19,713	5,224
Other	618	781
Total	$37,594	$24,141

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Minimum future commitments by year for the Company’s operating leases as of December 31, 2023 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the balance sheet.

In thousands	Amount
2024	$19,603
2025	4,571
2026	1,848
2027	1,827
2028	1,765
Thereafter	16,586
Total operating lease liabilities, at undiscounted value	$46,200
Less: Imputed interest	(8,606)
Total operating lease liabilities, at discounted present value	$37,594
Less: Current portion of operating lease liabilities	(18,112)
Operating lease liabilities, noncurrent	$19,482

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

	Year ended December 31,
In thousands, except weighted average data	2023	2022	2021
Lease costs:
Operating lease costs	$13,121	$3,484	$6,653
Variable lease costs	896	650	3,271
Short-term lease costs	168,680	124,535	77,551
Total lease costs	$182,697	$128,669	$87,475

Other information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$24,949	$19,944	$10,481
Operating cash flows from operating leases included in lease liabilities	13,166	4,370	1,731
Weighted average remaining lease term as of December 31 (in years)	6.9	12.0	14.4
Weighted average discount rate as of December 31	4.7%	4.8%	5.0%

Note 13. Commitments and Contingencies

Transportation, gathering, and processing commitments – The Company has entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. The commitments, which have varying terms extending as far as 2031, require the Company to pay per-unit transportation, gathering, or processing charges regardless of the amount of capacity used. Future commitments remaining as of December 31, 2023 under the arrangements amount to approximately $824 million, of which $307 million is expected to be incurred in 2024, $164 million in 2025, $139 million in 2026, $136 million in 2027, $70 million in 2028, and $8 million thereafter. A portion of these future costs will be borne by other interest owners. The Company is not committed under the above contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future. These commitments do not qualify as leases under ASC Topic 842 and are not recognized on the Company’s balance sheet.

Lease commitments – The Company has various lease commitments primarily associated with surface use agreements and field equipment. See Note 12. Leases for additional information.

Litigation pertaining to the Company's routine operations

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company is involved in various legal proceedings including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, personal injury claims, regulatory compliance matters, disputes with tax authorities and other matters. While the outcome of these legal matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its financial condition, results of operations or cash flows. As of December 31, 2023 and 2022, the Company had recognized a liability within “Other noncurrent liabilities” of $13.8 million and $20.2 million, respectively, for various matters, none of which are believed to be individually significant.

Litigation pertaining to take-private transaction – Transactions such as the Hamm Family’s take-private transaction described in Note 1. Organization and Nature of Business—2022 Take-Private Transaction often attract litigation and demands from minority shareholders.

In April 2023, three separate putative class action lawsuits were consolidated under the caption In re Continental Resources, Inc. Shareholder Litigation, Case No. CJ-2022-4162, in the District Court of Oklahoma County, Oklahoma (the “Consolidated Action”). In the Consolidated Action, the plaintiffs, on behalf of themselves and all other similarly situated former shareholders of the Company, allege that Mr. Hamm, certain trusts established for the benefit of Mr. Hamm and/or his family members, and the Company’s other directors breached their fiduciary duties in connection with the take-private transaction and seek: (i) monetary damages; (ii) the costs and expenses associated with the lawsuits; and (iii) other equitable relief. The defendants continue to vigorously defend themselves against these claims.

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

Note 14. Related Party Transactions

Certain officers of the Company own or control entities that own working and royalty interests in wells operated by the Company. The Company paid revenues to these affiliates, including royalties, of $0.4 million, $0.5 million, and $0.4 million and received payments from these affiliates of $0.1 million, $0.2 million, and $0.1 million during the years ended December 31, 2023, 2022, and 2021, respectively, relating to the operations of the respective properties. At December 31, 2023 and 2022, approximately $35,000 and $6,000, respectively, was due from these affiliates relating to these transactions, which is included in “Receivables—Joint interest and other” on the consolidated balance sheets. At December 31, 2023 and 2022, approximately $31,000 and $36,000, respectively, was due to these affiliates relating to these transactions, which is included in “Revenues and royalties payable” on the consolidated balance sheets.

The Company allows certain affiliates to use its corporate aircraft and crews and has used the aircraft of those same affiliates from time to time in order to facilitate efficient transportation of Company personnel. The rates charged between the parties vary by type of aircraft used. For usage during 2023, 2022, and 2021, the Company charged affiliates approximately $28,100, $16,400, and $11,300, respectively, for use of its corporate aircraft crews, fuel, and reimbursement of expenses and received approximately $31,000, $13,000, and $5,000 from affiliates in 2023, 2022, and 2021, respectively, in connection with such items. The Company was charged approximately $312,000, $235,000, and $117,000, respectively, by affiliates for use of their aircraft and reimbursement of expenses during 2023, 2022, and 2021 and paid $299,000, $219,000, and $84,000 to the affiliates in 2023, 2022, and 2021, respectively. At December 31, 2023 and 2022, approximately $7,000 and $9,800, respectively, was due from an affiliate relating to these transactions, which is included in “Receivables—Joint interest and other” on the consolidated balance sheets. At December 31, 2023 and 2022, approximately $63,000 and $49,000, respectively, was due to an affiliate relating to these transactions, which is included in “Accounts payable trade” on the consolidated balance sheets.

Note 15. Incentive Compensation

Long-term Incentive Compensation

The Company has granted long-term incentive compensation awards to employees pursuant to the Continental Resources, Inc. 2022 Long-Term Incentive Plan (“2022 Plan”). Such awards generally vest after three years of employee service. The Company intends to settle all outstanding awards vesting in the future in cash and, thus, the awards are classified as liability awards pursuant to ASC Topic 718, Compensation—Stock Compensation.

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2023, the Company had recorded a current liability of $130.6 million and a non-current liability of $41.7 million in the captions “Current portion of incentive compensation liability” and “Incentive compensation liability, noncurrent,” respectively, in the consolidated balance sheets associated with the awards. Such amounts reflect the Company’s estimate of expected future cash payments multiplied by the percentage of requisite service periods that employees have completed as of December 31, 2023. The Company’s compensation expense associated with such awards, which is included in the caption “General and administrative expenses” in the consolidated statements of income, was $91.3 million for the year ended December 31, 2023. As of December 31, 2023, there was approximately $90.4 million of unrecognized liabilities and compensation expense related to unvested awards, which are expected to be recognized over a weighted average period of 1.5 years. The current liability at December 31, 2023 was paid in cash to employees in February 2024 upon the scheduled vesting of awards.

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

Stock-based Compensation

Prior to the Hamm Family’s take-private transaction described in Note 1. Organization and Summary of Significant Accounting Policies—2022 Take-Private Transaction, the Company granted restricted stock to employees and directors pursuant to the Continental Resources, Inc. 2013 Long-Term Incentive Plan as amended (“2013 Plan”) and 2022 Plan. The Company’s compensation expense associated with such awards, which is included in the caption “General and administrative expenses” in the consolidated statements of income, was $217.8 million and $63.2 million for the years ended December 31, 2022, and 2021, respectively.

As of the November 22, 2022 effective time of the Hamm Family’s take-private transaction, each unvested restricted stock award previously issued under the Company’s 2013 Plan and 2022 Plan that was outstanding immediately prior to the effective time was replaced with a restricted stock unit award (the “Rollover Shares”) issued by the Company that provides the holder of such previous award with the right to receive, on the date that such restricted stock award otherwise would have been settled, and at the Company’s sole discretion, either a share of the Company, a cash award designed to provide substantially equivalent value, or any combination of the two. Upon this event, the Company remeasured the cumulative compensation expense recognized on the modified awards pursuant to ASC Topic 718, Compensation—Stock Compensation, which resulted in the recognition of additional non-cash compensation expense in 2022 within “General and administrative expenses” totaling approximately $136 million, reflecting the increase in the value of the awards from the original grant date to the subsequent modification date.

As of December 31, 2022, the Company had 5.3 million Rollover Shares which are classified as liability awards under ASC 718. As of December 31, 2022, the Company had recorded a current liability of $125.7 million and a non-current liability of $100.1 million in the consolidated balance sheets associated with the Rollover Shares. The current liability at December 31, 2022 was paid in cash to employees in the first quarter of 2023 upon the scheduled vesting of awards.

A summary of changes in non-vested restricted shares outstanding prior to the take-private transaction from December 31, 2020 to December 31, 2022 is presented below.

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

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The grant date fair value of restricted stock granted prior to the Hamm Family’s take-private transaction represented the closing market price of the Company’s common stock on the date of grant. Compensation expense for a restricted stock grant was determined at the grant date fair value and was recognized over the vesting period as services were rendered by employees and directors. The Company estimated the number of forfeitures expected to occur in determining the amount of stock-based compensation expense to recognize. There were no post-vesting restrictions related to the Company’s restricted stock. The fair value at the vesting date of restricted stock that vested during 2022 and 2021 was $98.4 million and $46.7 million, respectively.

Note 16. Shareholders’ Equity Attributable to Continental Resources

See the Consolidated Statements of Equity for the year ended December 31, 2022 for the impact on Shareholders’ Equity resulting from the Hamm Family’s take-private transaction consummated on November 22, 2022.

Share Repurchases

Share repurchases made under the Company's share repurchase program prior to the Hamm Family’s take-private transaction are reflected below for the years ended December 31, 2022, and 2021.

	Number of shares	Aggregate cost (in thousands)
2021 Share Repurchases	3,198,571	$123,924
2022 Share Repurchases	1,842,422	99,855
Total	5,040,993	$223,779

As of December 31, 2023 and 2022, the Hamm Family holds approximately 299.6 million shares of capital stock, and such shares are the only remaining capital stock of the Company following the take-private transaction.

Dividend Payments

During the years ended December 31, 2022 and 2021, the Company paid dividends of $283.8 million and $165.9 million, respectively, on its then-outstanding common stock. Additionally, for the year ended December 31, 2023 the Company paid $2.1 million of dividends to employees upon vesting of long-term incentive units which had accumulated dividends declared in periods prior to the take-private transaction.

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

Continental holds a controlling financial interest in TMRC II and manages its operations. Accordingly, Continental consolidates the financial results of the entity and presents the portion of TMRC II’s results attributable to Franco-Nevada as a noncontrolling interest in its consolidated financial statements. Periodically, Franco-Nevada makes capital contributions to, and receives revenue distributions from, TMRC II and the portion of Continental’s consolidated net assets attributable to Franco-Nevada totaled $345.1 million and $361.4 million at December 31, 2023 and 2022, respectively.

Joint ownership arrangement

Continental maintains an arrangement with a third party to jointly own parking facilities adjacent to the companies’ corporate office buildings. The activities of the parking facilities, which are immaterial to Continental, are managed through an entity named SFPG, LLC (“SFPG”). Continental holds a controlling financial interest in SFPG and manages its operations. Accordingly, Continental consolidates the financial results of the entity and includes the results attributable to the third party within noncontrolling interests in Continental’s financial statements. The portion of Continental’s consolidated net assets attributable to the third party's ownership interest in SFPG totaled $11.0 million and $11.0 million at December 31, 2023 and 2022, respectively.

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18. Equity Investment

In 2022 the Company began investing in an affiliate of Summit Carbon Solutions (“Summit”) to develop carbon capture and sequestration infrastructure. Summit was founded in 2020 with the goal of decarbonizing the biofuel and agriculture industries and seeks to lower greenhouse gas emissions by connecting industrial facilities via strategic infrastructure to capture, transport, and store carbon dioxide in the Midwestern United States. The Company committed to invest a total of $250 million with Summit to fund a portion of its development and construction activities.

During the years ended December 31, 2023 and 2022, the Company contributed $33 million and $210 million, respectively, toward its $250 million commitment to Summit, which is included in the caption “Investment in unconsolidated affiliates” in the consolidated balance sheets. Upon completion of Summit’s equity raises, the Company expects to hold an approximate 22% non-controlling ownership interest in the equity of Summit Carbon Holdings, the parent company of Summit Carbon Solutions. The Company is not the primary beneficiary of Summit and accounts for its investment under the equity method of accounting. The Company’s share of earnings/losses from its investment was immaterial for the years ended December 31, 2023 and 2022.

Note 19. Capitalized Exploratory Well Costs

Under the successful efforts method of accounting, the costs of drilling an exploratory well are capitalized pending determination of whether proved reserves can be attributed to the discovery. When initial drilling and completion operations are complete, management attempts to determine whether the well has discovered crude oil and natural gas reserves and, if so, whether those reserves can be classified as proved reserves. Often, the determination of whether proved reserves can be recorded under SEC guidelines cannot be made when drilling is completed. In those situations where management believes that economically producible hydrocarbons have not been discovered, the exploratory drilling costs are reflected on the consolidated statements of income as dry hole costs, a component of “Exploration expenses.” Where sufficient hydrocarbons have been discovered to justify further exploration or appraisal activities, exploratory drilling costs are deferred under the caption “Net property and equipment” on the consolidated balance sheets pending the outcome of those activities.

On a periodic basis, operating and financial management review the status of all deferred exploratory drilling costs in light of ongoing exploration activities—in particular, whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts. If management determines that future appraisal drilling or development activities are not likely to occur, any associated exploratory well costs are expensed in that period of determination.

The following table presents the amount of capitalized exploratory well costs pending evaluation at December 31 for each of the last three years and changes in those amounts during the years then ended:

	Year ended December 31,
In thousands	2023	2022	2021
Balance at January 1	$84,822	$37,673	$32,737
Additions to capitalized exploratory well costs pending determination of proved reserves	345,434	286,059	122,068
Reclassification to proved crude oil and natural gas properties based on the determination of proved reserves	(270,490)	(229,348)	(117,131)
Capitalized exploratory well costs charged to expense	(32)	(9,562)	(1)
Balance at December 31	$159,734	$84,822	$37,673
Number of gross wells	34	36	17

As of December 31, 2023, the Company had no significant exploratory well costs that were suspended one year beyond the completion of drilling.

Note 20. Supplemental Crude Oil and Natural Gas Information (Unaudited)

The table below provides estimates of proved reserves prepared by the Company’s internal technical staff and independent external reserve engineers in accordance with SEC definitions. Ryder Scott Company, L.P. prepared reserve estimates for properties comprising approximately 99%, 98%, and 98% of the Company’s total proved reserves as of December 31, 2023, 2022, and 2021, respectively. Remaining reserve estimates were prepared by the Company’s internal technical staff.

Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be economically producible in future periods from known reservoirs under existing economic conditions,

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Reserves at December 31, 2023, 2022, and 2021 were computed using the 12-month unweighted average of the first-day-of-the-month commodity prices as required by SEC rules. All proved reserves stated herein are located in the United States. Proved reserves attributable to noncontrolling interests are not material relative to the Company's consolidated reserves and are not separately presented. Natural gas imbalance receivables and payables for each of the three years ended December 31, 2023, 2022, and 2021 were not material and have not been included in the reserve estimates.

Proved crude oil and natural gas reserves

The following information sets forth the estimated quantities of proved developed and proved undeveloped crude oil and natural gas reserves of the Company as of December 31, 2023, 2022, and 2021.

Proved developed reserves are reserves expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are reserves expected to be recovered from new wells on undrilled acreage or from existing wells that require relatively major capital expenditures to recover, including most wells where drilling has occurred but the wells have not been completed. Natural gas reserves are converted to barrels of crude oil equivalent using a conversion factor of six thousand cubic feet per barrel of crude oil based on the average equivalent energy content of natural gas compared to crude oil.

	December 31,
	2023	2022	2021
Proved Developed Reserves
Crude oil (MBbl)	401,851	454,299	424,153
Natural Gas (MMcf)	3,221,566	3,486,774	2,901,147
Total (MBoe)	938,779	1,035,428	907,678
Proved Undeveloped Reserves
Crude oil (MBbl)	512,183	435,240	369,377
Natural Gas (MMcf)	2,376,765	2,358,578	2,209,532
Total (MBoe)	908,310	828,336	737,632
Total Proved Reserves
Crude oil (MBbl)	914,034	889,539	793,530
Natural Gas (MMcf)	5,598,331	5,845,352	5,110,679
Total (MBoe)	1,847,089	1,863,764	1,645,310

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or any disagreements with accountants.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of December 31, 2023 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), the management of our Company concluded that our internal control over financial reporting was effective as of December 31, 2023.

/s/ Robert D. Lawler

President and Chief Executive Officer

/s/ John D. Hart

Chief Financial Officer and Executive Vice President of Strategic Planning

February 22, 2024

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance Information About Our Executive Officers

Our current executive officers are named below:

Name	Age	Position
Harold G. Hamm	78	Executive Chairman
Robert D. (“Doug”) Lawler	57	President and Chief Executive Officer and Director
John D. Hart	56	Chief Financial Officer and Executive Vice President of Strategic Planning
Shelly Lambertz	57	Executive Vice President, Chief Culture and Administrative Officer and Director
Jeffrey B. Hume	72	Vice-Chairman, Strategic Growth Initiatives
James R. Webb	56	Senior Vice President, General Counsel, and Secretary
Robert Hagens	65	Senior Vice President, Commercial Development

Harold G. Hamm serves as Executive Chairman, a position he has held since November 2022. Prior to this, he served as non-employee Chairman from May 19, 2021, to November 22, 2022. Prior to assuming the role of Chairman, he served as Executive Chairman of the Board from January 1, 2020, to May 19, 2021, and as employee Chairman prior to that. He has served as a director since our inception in 1967 and served as our Chief Executive Officer from 1967 to December 31, 2019. In addition, Mr. Hamm served as our President from October 31, 2008 to November 3, 2009. He served as Chairman of the board of directors of the publicly traded general partners of Hiland Partners, LP (“Hiland”) and Hiland Holdings GP, LP (“Hiland Holdings”), former affiliates of ours through February 13, 2015. From September 2005 through February 2012, Mr. Hamm served as a director of Complete Production Services, Inc., an oil and gas service company publicly traded on the New York Stock Exchange (“NYSE”). Mr. Hamm is Chairman of Domestic Energy Producers Alliance and served as Chairman of the Oklahoma Independent Petroleum Association from June 2005 to June 2007 (currently known as the Petroleum Alliance of Oklahoma). He was President of the National Stripper Well Association, founder and Chairman of Save Domestic Oil, Inc., served on the board of directors of the Oklahoma Energy Explorers, Oklahoma Independent Petroleum Association and is co-chairman of the Council for a Secure America.

Robert D. (“Doug”) Lawler is our President and Chief Executive Officer, a position he has held since January 1, 2023. Prior to then, he served as our Chief Operating Officer and Executive Vice President from February 1, 2022 through August 17, 2022. From August 17, 2022 through December 31, 2022, Mr. Lawler served as our President and Chief Operating Officer. On January 22, 2023, Mr. Lawler was appointed to serve as a director. Prior to joining the Company, he served as the President and Chief Executive Officer of Chesapeake Energy Corporation (“Chesapeake”) from June 2013 to April 2021. Chesapeake voluntarily filed for Chapter 11 bankruptcy protection in June of 2020 and emerged from bankruptcy in February of 2021. Mr. Lawler has served as a director of Pilot Travel Centers LLC (dba Pilot/Flying J) since 2016. Mr. Lawler holds a degree in petroleum engineering from the Colorado School of Mines and an M.B.A. from Rice University.

John D. Hart joined us as Vice President, Chief Financial Officer, and Treasurer in November 2005. He was promoted to Senior Vice President in May 2009 and served in that capacity to mid-March 2021. In March 2021, his title was changed to Senior Vice President, Chief Financial Officer and Chief Strategy Officer and he served in that capacity through January 11, 2022. On January 12, 2022, Mr. Hart was promoted to his current position as our Chief Financial Officer and Executive Vice President of Strategic Planning. Prior to joining us, he was a Senior Audit Manager with Ernst & Young LLP. Mr. Hart was employed by Ernst & Young LLP from April 1998 to November 2005 and by Arthur Andersen LLP from December 1991 to April 1998, working with numerous public companies in a wide variety of securities and exchange matters and capital markets activities. He is a member of the American Institute of Certified Public Accountants and The Petroleum Alliance of Oklahoma. Mr. Hart serves on the executive board of the Greater Oklahoma City Chamber of Commerce, and the board of directors of the Myriad Gardens Foundation. Additionally, he serves as Chairman of the Casady School Board of Trustees and serves on the Oklahoma State University Foundation Board of Governors. Mr. Hart is a Certified Public Accountant and received a Bachelor of Science in Accounting and Finance and a Master of Science in Accounting from Oklahoma State University.

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

Jeffrey B. Hume became our Vice Chairman of Strategic Growth Initiatives in June 2012. He previously served as our President from November 3, 2009 until June 2012. From November 2008 to June 2012, Mr. Hume also served as our Chief Operating Officer after serving as our Senior Vice President of Operations since November 2006. He was previously appointed as Senior Vice President of Resource and Business Development in October 2005, Senior Vice President of Resource Development in July 2002, and served as Vice President of Drilling Operations from 1996 to 2002. Prior to joining us in May 1983 as Vice President of Engineering and Operations, Mr. Hume held various engineering positions with Sun Oil Company, Monsanto Company, and FCD Oil Corporation. Mr. Hume is a Registered Professional Engineer and member of the Society of Petroleum Engineers, The Petroleum Alliance of Oklahoma, and the Oklahoma and National Professional Engineering Societies. Mr. Hume graduated from Oklahoma State University with a Bachelor of Science in Petroleum Engineering Technology.

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

Robert Hagens is our Senior Vice President, Commercial Development, as position he has held since December 12, 2023. Prior to this, he served as our Senior Vice President, Land, a position he held from October 2020 (when he joined the Company) to December 12, 2023. Over the years, he has engaged in all levels of leadership within land, land administration and regulatory. Mr. Hagens started his career as a Landman with Atlantic Richfield Company (“ARCO”) in Midland, Texas and has held positions of increasing responsibility across multiple offices within the lower 48 and Alaska with ARCO and its subsidiaries. Shortly following the merger with BP plc (“BP”) in 2000, Mr. Hagens assumed the position of U.S. Onshore Land Manager with BP. Prior to joining the Company, he spent the previous 15 years as Vice President and Senior Vice President of Land for Pioneer Natural Resources Company. Mr. Hagens holds a degree in Petroleum Land Management from the University of Texas at Austin.

Information About Our Board of Directors

For information about our directors, please see the information pertaining to Mr. Hamm, Mr. Lawler, and Ms. Lambertz above. Since all directors are also executive officers, we do not have any independent directors and our directors do not receive any compensation outside their compensation for serving as executive officers.

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

Material Changes to Procedures for Nominating Directors

Not Applicable.

Audit Committee Financial Experts

Our Board has an Audit Committee, and Mr. Lawler and Ms. Lambertz are currently serving as members of this committee. Our Board has not determined that either Mr. Lawler or Ms. Lambertz are Audit Committee financial experts for purposes of serving on this committee. As a result of our common stock ceasing to be listed on the NYSE, our Audit Committee is not required to have an Audit Committee financial expert.

Item 11. Executive Compensation

2023 Compensation Discussion and Analysis and Executive Officer Compensation

Introduction

The discussion below summarizes the approach taken with respect to the compensation of our Principal Executive Officer, Principal Financial Officer, and the three other most highly compensated executive officers during 2023. These individuals are identified below and are referred to collectively in the discussion below as the “NEOs” for 2023. The discussion summarizes our compensation philosophy, the different components of our compensation program, the mix of compensation paid to our NEOs, and provides information regarding the financial statement impact for 2023 associated with the compensation program for our NEOs.

Our NEOs for 2023 (determined in accordance with the requirements of Item 402 of Regulation S-K) are:

•
Robert D. (“Doug”) Lawler, President and Chief Executive Officer;
•
John D. Hart, Chief Financial Officer and Executive Vice President of Strategic Planning;
•
Shelly Lambertz, Executive Vice President, Chief Culture and Administrative Officer;
•
James R. Webb, Senior Vice President, General Counsel and Secretary; and
•
Robert Hagens, Senior Vice President, Commercial Development.

As a result of the take-private transaction, the only group with an interest in any Company issued securities outside of Mr. Hamm, certain members of his family, and entities under their control (referred to collectively herein as the “Hamm Family”) are the holders of our outstanding bonds. As a result of the take-private transaction, we are now a voluntary filer.

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

For 2023, our Executive Chairman, President and Chief Executive Officer and Executive Vice President, Chief Culture and Administrative Officer (collectively, referred to herein as the “Management Compensation Group”) evaluated how the following elements (collectively, the “Primary Compensation Elements”) of our compensation program compared to the compensation awarded by the members of the then current compensation survey group (as identified by our compensation consultant firm, discussed further below). The Management Compensation Group’s analysis consisted of comparing the market data of base salary, cash bonus, long-term incentive awards, and total compensation at the 25th, 50th, and 75th percentiles of the then current compensation survey group to the compensation of each of our NEOs. Total compensation for each NEO is structured to target compensation levels near the 50th percentile, taking into account responsibilities and duties, experience, individual performance, and time in position.

Role of Management

The Management Compensation Group is responsible for overseeing all aspects of our benefit and compensation plans and programs for our executive officers. For 2023, the Management Compensation Group reviewed and determined the individual elements of total compensation of the NEOs listed above, as well as our other executive officers. Since our compensation programs are relatively simple, we do not have complex equity plans or significant change in control or severance obligations. As a result, the Management Compensation Group did not use tally sheets in analyzing the compensation of our NEOs, but instead reviewed each element of compensation, as described below, in evaluating and approving the total compensation of each of our NEOs. When making decisions with respect to each element of our compensation program, the Management Compensation Group considered how the terms of that particular element may impact the overall compensation package awarded to each NEO. As a result, any decision made with respect to each element of our compensation program was influenced by the decisions made with respect to the other elements of our compensation program.

The Management Compensation Group believed targeting near the 50th percentile for base salary, cash bonus, and long-term incentive awards resulted in competitive compensation and aligned overall pay with shareholder interests, while preserving considerable upside potential should Company and individual executive performance merit higher compensation. As the Management Compensation Group worked to achieve alignment close to the 50th percentile, it also considered an individual executive officer’s performance and the external business environment, and any final compensation decision ultimately reflected the Management Compensation Group’s discretion, which can be a significant factor in its final compensation decisions.

Role of Compensation Consultants

For 2023, the Management Compensation Group retained the services of an independent compensation consulting firm, Meridian Compensation Partners (“Meridian”). Meridian reported directly to the Management Compensation Group. During late 2022, Meridian provided an analysis of market compensation for our executive officers, based upon its review of compensation paid by exploration and production companies comparable to us in terms of revenues, total assets, geographic location, and market capitalization. This analysis was contained in a report used as a reference by the Management Compensation Group, and certain other members of our management team in recommending and setting compensation for 2023. During 2023, Meridian provided no other services, resulting in total fees of less than $120,000.

As a result of the take-private transaction, we have not formally assessed the independence of Meridian in connection with the preparation of this filing. However, the relationship with Meridian has not changed in any substantial respect versus prior years when it was determined Meridian was independent under New York Stock Exchange and Securities and Exchange Commission rules.

Description of Executive Officer Compensation Program

Primary Compensation Elements. The table below describes each of our Primary Compensation Elements, the purpose of each element, and how each element fits within the Company’s compensation philosophy and objectives.

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

Important to the Company’s ability to attract, motivate, and retain the Company’s executive officers.

Long-term Incentive Awards	Long-term cash-based awards and restricted stock units (which are held by executive officers, but which haven’t been awarded since 2022 and are not expected to be awarded in the future)

Aligns the executive’s long-term interests with those of shareholders. Long-term incentive awards align executive’s interests with those of shareholders by increasing or decreasing in value based on changes in the overall value of the Company.

Important to the Company’s ability to attract, motivate, and retain the Company’s executive officers.

Role of Discretion in Determining Primary Compensation Elements. All base salary adjustments, cash bonuses, and long-term incentive awards for NEOs have been determined on a discretionary basis. While not linked to specific corporate goals or objectives, the overall performance of the Company and individual performance were considered in determining pay generally, including target award amounts. The Management Compensation Group retained discretion over all aspects of the annual cash bonus plan and the awards made for 2023 under that plan.

Other Compensation. Compensation and benefits that are outside of our three main compensation elements are designed to attract and retain employees by enhancing our overall compensation package. During 2023, we provided fuel cards to certain NEOs and automobiles to certain other employees for business and/or personal use. The personal use is valued according to IRS guidelines and reported as taxable income to the individuals.

We have a defined contribution retirement plan (“401(k)”) covering all full-time employees. Our contributions to the plan are discretionary and based on a percentage of eligible compensation. The 401(k) provides for Company dollar for dollar matching of up to a maximum of 10% of a covered employee’s eligible compensation, depending on the employee’s level of contribution into the employee’s account and subject to IRS limits. During 2023, the Company match was in effect the entire year.

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

Risk Assessment Related to our Compensation Structure. We believe our executive compensation program is appropriately structured and not reasonably likely to result in risks that could have a material adverse effect on us. We believe our approach of subjectively evaluating performance results of each executive assists in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives. Several features of our programs reflect sound risk management practices. We believe we have allocated our compensation among base salary and short and long-term compensation opportunities in such a way as to discourage excessive risk-taking. Further, one of the primary factors we take into consideration in setting compensation is the performance of the Company as a whole. This is based on our belief that applying Company-wide metrics encourages decision-making that is in the best long-term interests of the Company and our shareholders as a whole. Metrics used may include financial and operating metrics pertaining to production volumes, capital spending, cash flows, return on capital employed, resource replacement, and health, safety, and environmental performance. Finally, the time-based vesting over a multi-year period for our long-term incentive awards ensures our employees’ interests align with those of our shareholders for the long-term performance of our Company.

The following charts illustrate the various components of total annual compensation for our Chief Executive Officer and the other NEOs as a group, and reflect the following: (i) base salary received by the NEO during 2023; (ii) the cash bonus for 2023 paid in February 2024; (iii) the grant date target value of the long-term incentive awards granted to the NEOs in 2023 (which is the target value of the awards on the date of grant, and not necessarily reflective of the amounts the NEOs may receive at the time of settlement); and (iv) the other compensation for each NEO during 2023.

CEO
Base Earnings
9.7%
Other
0.3%
Annual Cash
Bonus
22.3%
Long-term
Incentive
67.7%

Other NEOs
Other
1.2%
Base Earnings
20.0%
Annual Cash
Bonus
24.9%
Long-term
Incentive
53.9%

The aggregate total amount of annual compensation-related expenses recognized in the Company’s financial statements related to the 2023 compensation of the NEOs as a group represented less than 0.5% of our total income from operations, our total operating cash flows and our total liabilities as of and for the year ended December 31, 2023.

Management Compensation Group Report (in lieu of a Compensation Committee Report)

As a result of the take-private transaction, the Compensation Committee was eliminated by the Board and ceased to function. As a result, it is not possible to provide a report of the Compensation Committee at the time of the filing of this report. The Management Compensation Group (which is composed of the same individuals as currently comprise our Board and has assumed many of the duties previously performed by the Compensation Committee) has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) above with other members of management. Based on this review and discussion, the Management Compensation Group has determined that it is appropriate to include this CD&A in this filing.

/s/ Harold G. Hamm	/s/ Robert D. Lawler	/s/ Shelly Lambertz
Harold G. Hamm Executive Chairman and Director	Robert D. Lawler President, Chief Executive Officer and Director	Shelly Lambertz Executive Vice President, Chief Culture and Administrative Officer and Director

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As a result of the completion of the take-private transaction, the Company is 100% owned by the Hamm Family. As a result, none of our directors and/or executive officers who are not members of the Hamm Family have any security ownership reportable to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Prior to the completion of the take-private transaction, our Audit Committee (then composed of independent directors meeting applicable NYSE and SEC requirements) reviewed related party transactions, as required by the terms of the Audit Committee charter then in place, and recommended approval or disapproval to the Board of any such transaction. During this time, the Audit Committee recommended for approval only those related party transactions that were, in its business judgment, in our best interests and on terms no less favorable to us than we could have achieved with an unaffiliated party. Following the completion of the take-private transaction, an Audit Committee composed of Mr. Lawler and Ms. Lambertz was voluntarily established for the purpose of reviewing related party transactions as a matter of sound corporate governance and to provide oversight to ensure that any transactions with related parties meet existing covenant requirements pertaining to affiliate transactions set forth in our senior credit facility and term loan agreements. The standard for review and approval of related party transactions under our current structure is substantially the same as applied prior to the take private transaction. None of transactions reviewed by the Audit Committee since December 31, 2022 are transactions in which the related party had a direct or indirect material interest, and so are not discussed in detail in this filing.

Item 14. Principal Accountant Fees and Services

Grant Thornton served as our independent registered public accounting firm during 2023 and 2022. The aggregate fees for various services performed by Grant Thornton for the years ended December 31, 2023, and 2022 are set forth below:

	2023	2022
Audit Fees	$994,000	$1,107,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$994,000	$1,107,000

Fees for audit services include fees associated with our annual consolidated and subsidiary audits, the review of our quarterly reports on Form 10-Q, Sarbanes Oxley Act compliance review, accounting consultations, and services normally provided by the accounting firm in connection with statutory or regulatory filings.

As necessary, the Audit Committee considers whether the provision of non-audit services by Grant Thornton is compatible with maintaining auditor independence and has adopted a policy that requires pre-approval of all audit and non-audit services for Grant Thornton. Such policy requires the Audit Committee to approve services and fees in advance and requires documentation regarding the specific services to be performed. All 2023 audit fees were approved in advance in accordance with the Audit Committee’s policies.

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

4.3

Indenture dated as of November 25, 2020 among Continental Resources, Inc., Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, The Mineral Resources Company and Wilmington Trust, National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed November 25, 2020 and incorporated herein by reference.

4.4

Indenture dated as of November 22, 2021 among Continental Resources, Inc., Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, The Mineral Resources Company and Wilmington Trust, National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed November 22, 2021 and incorporated herein by reference.

10.1

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

10.2

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

10.3

Term Loan Agreement, dated as of November 10, 2022, by and among Continental Resources, Inc., as borrower, and MUFG Bank, LTD., as administrative agent, and the banks and other financial institutions party thereto as lenders filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-32886) filed November 10, 2022 and incorporated herein by reference.

10.4

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

10.5†

Continental Resources, Inc. Deferred Compensation Plan filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2018 (Commission File No. 001-32886) filed October 29, 2018 and incorporated herein by reference.

10.6†

First Amendment to the Continental Resources, Inc. Deferred Compensation Plan filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 001-32886) filed May 8, 2014 and incorporated herein by reference.

10.7†

Second Amendment to the Continental Resources, Inc. Deferred Compensation Plan adopted and effective as of May 23, 2014 filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-196944) filed June 20, 2014 and incorporated herein by reference.

10.8†

Third Amended and Restated Continental Resources, Inc 2013 Long-Term Incentive Plan filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2022 (Commission File No. 001-32886) filed February 22, 2023 and incorporated herein by reference.

10.9†

Continental Resources, Inc. Second Amended and Restated 2022 Long-Term Incentive Plan filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2022 (Commission File No. 001-32886) filed February 22, 2023 and incorporated herein by reference.

10.10†

Replacement Restricted Stock Unit Agreement – Employee Agreement for Continental Resources, Inc. 2013 Long-Term Incentive Plan and 2022 Long-Term Incentive Plan filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2022 (Commission File No. 001-32886) filed February 22, 2023 and incorporated herein by reference.

10.11†

Cash Award Agreement – Continental Resources, Inc. Second Amended and Restated 2022 Long-Term Incentive Plan filed as Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2022 (Commission File No. 001-32886) filed February 22, 2023 and incorporated herein by reference.

21*	Subsidiaries of Continental Resources, Inc.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241)

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241)

99*	Report of Ryder Scott Company, L.P., Independent Petroleum Engineers and Geologists

101.INS*	Inline XBRL Instance Document - the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

† Management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Continental Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL RESOURCES, INC.

By:	/S/ ROBERT D. LAWLER
Name:	Robert D. Lawler
Title:	President, Chief Executive Officer, and Director
Date:	February 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Continental Resources, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HAROLD G. HAMM	Executive Chairman and Director	February 22, 2024
Harold G. Hamm

/s/ ROBERT D. LAWLER	President, Chief Executive Officer, and Director (principal executive officer)	February 22, 2024
Robert D. Lawler

/s/ SHELLY LAMBERTZ	Executive Vice President, Chief Culture and Administrative Officer and Director	February 22, 2024
Shelly Lambertz

/s/ JOHN D. HART	Chief Financial Officer and Executive Vice President of Strategic Planning (principal financial and accounting officer)	February 22, 2024
John D. Hart