Form 10-Q
period 2024-03-31
CONTINENTAL RESOURCES, INC
filed 2024-05-03
CIK 732834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of March 31, 2024, there are no publicly traded common shares of Continental Resources, Inc.

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

i

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

Forward-looking statements are based on the Company’s current expectations and assumptions about future events and currently available information as to the outcome and timing of future events. Although the Company believes these assumptions and expectations are reasonable, they are inherently subject to numerous business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. No assurance can be given that such expectations will be correct or achieved or that the assumptions are accurate or will not change over time. The risks and uncertainties that may affect the operations, performance and results of the business and forward-looking statements include, but are not limited to, those risk factors and other cautionary statements described under Part II, Item 1A. Risk Factors and elsewhere in this report, if any, our Annual Report on Form 10-K for the year ended December 31, 2023, and other announcements we make from time to time.

ii

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which such statement is made. Additionally, new factors emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described in this report or our Annual Report on Form 10-K for the year ended December 31, 2023 occur, or should underlying assumptions prove incorrect, the Company’s actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements are expressly qualified in their entirety by this cautionary statement.

Except as expressly stated above or otherwise required by applicable law, the Company undertakes no obligation to publicly correct or update any forward-looking statement whether as a result of new information, future events or circumstances after the date of this report, or otherwise.

iii

PART I. Financial Information

ITEM 1. Financial Statements

Continental Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
In thousands, except par values and share data	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$219,664	$26,397
Receivables:
Crude oil, natural gas, and natural gas liquids sales	1,228,233	1,196,262
Joint interest and other	302,009	350,907
Allowance for credit losses	(3,731)	(3,172)
Receivables, net	1,526,511	1,543,997
Derivative assets	216,385	353,261
Inventories	218,383	190,762
Prepaid expenses and other	36,554	33,450
Total current assets	2,217,497	2,147,867
Net property and equipment, based on successful efforts method of accounting	19,822,519	19,786,889
Investment in unconsolidated affiliates	247,804	240,484
Operating lease right-of-use assets	34,560	38,656
Derivative assets, noncurrent	142,545	155,252
Other noncurrent assets	21,120	18,293
Total assets	$22,486,045	$22,387,441
Liabilities and equity
Current liabilities:
Accounts payable trade	$824,616	$835,012
Revenues and royalties payable	730,385	768,381
Accrued liabilities and other	283,609	354,537
Current portion of incentive compensation liability	46,450	130,583
Current portion of income tax liabilities	190,061	84,556
Derivative liabilities	58,858	—
Current portion of operating lease liabilities	15,377	18,112
Current portion of long-term debt	895,437	895,105
Total current liabilities	3,044,793	3,086,286
Long-term debt, net of current portion	5,424,983	5,734,007
Other noncurrent liabilities:
Deferred income tax liabilities, net	2,879,099	2,867,283
Incentive compensation liability, noncurrent	17,032	41,707
Asset retirement obligations, noncurrent	404,945	391,957
Derivative liabilities, noncurrent	534	586
Operating lease liabilities, noncurrent	18,101	19,482
Other noncurrent liabilities	51,840	36,346
Total other noncurrent liabilities	3,371,551	3,357,361
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized
299,610,267 shares issued and outstanding at March 31, 2024 and December 31, 2023	2,996	2,996
Retained earnings	10,277,821	9,850,687
Total shareholders’ equity attributable to Continental Resources	10,280,817	9,853,683
Noncontrolling interests	363,901	356,104
Total equity	10,644,718	10,209,787
Total liabilities and equity	$22,486,045	$22,387,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three months ended March 31,
In thousands, except per share data	2024	2023
Revenues:
Crude oil, natural gas, and natural gas liquids sales	$1,909,843	$1,791,720
Gain (loss) on derivative instruments, net	(113,194)	382,779
Crude oil and natural gas service operations	23,895	19,354
Total revenues	1,820,544	2,193,853

Operating costs and expenses:
Production expenses	188,697	181,986
Production and ad valorem taxes	147,127	136,175
Transportation, gathering, processing, and compression	107,946	77,869
Exploration expenses	4,110	3,378
Crude oil and natural gas service operations	26,640	17,832
Depreciation, depletion, amortization and accretion	632,763	476,454
Property impairments	12,062	13,074
General and administrative expenses	82,282	63,271
Net (gain) loss on sale of assets and other	(287)	(186)
Total operating costs and expenses	1,201,340	969,853
Income from operations	619,204	1,224,000
Other income (expense):
Interest expense	(79,811)	(99,681)
Other	3,154	1,754
	(76,657)	(97,927)
Income before income taxes	542,547	1,126,073
Provision for income taxes	(114,054)	(239,756)
Income before equity in net loss of affiliate	428,493	886,317
Equity in net loss of affiliate	(907)	(663)
Net income	427,586	885,654
Net income attributable to noncontrolling interests	464	1,357
Net income attributable to Continental Resources	$427,122	$884,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

Three Months Ended March 31, 2024
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2023	299,610,267	$2,996	$9,850,687	$9,853,683	$356,104	$10,209,787
Net income	—	—	427,122	427,122	464	427,586
Change in dividends payable	—	—	12	12	—	12
Contributions from noncontrolling interests	—	—	—	—	14,040	14,040
Distributions to noncontrolling interests	—	—	—	—	(6,707)	(6,707)
Balance at March 31, 2024	299,610,267	$2,996	$10,277,821	$10,280,817	$363,901	$10,644,718

Three Months Ended March 31, 2023
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2022	299,610,267	$2,996	$6,754,174	$6,757,170	$372,438	$7,129,608
Net income	—	—	884,297	884,297	1,357	885,654
Change in dividends payable	—	—	616	616	—	616
Contributions from noncontrolling interests	—	—	—	—	2,526	2,526
Distributions to noncontrolling interests	—	—	—	—	(10,432)	(10,432)
Balance at March 31, 2023	299,610,267	$2,996	$7,639,087	$7,642,083	$365,889	$8,007,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
In thousands	2024	2023
Cash flows from operating activities
Net income	$427,586	$885,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	636,659	479,602
Property impairments	12,062	13,074
Non-cash (gain) loss on derivatives	208,390	(331,089)
Provision for deferred income taxes	11,816	100,693
Equity in net loss of affiliate	907	663
Net (gain) loss on sale of assets and other	(287)	(186)
Other, net	23,567	3,988
Changes in assets and liabilities:
Accounts receivable	23,062	253,744
Inventories	(27,564)	(19,669)
Other current assets	(1,331)	(3,191)
Accounts payable trade	27,166	61,761
Revenues and royalties payable	(39,001)	(223,212)
Accrued liabilities and other	(70,148)	(66,745)
Incentive compensation liability	(108,809)	(129,362)
Current income taxes liability	105,504	139,063
Other noncurrent assets and liabilities	(7,701)	(14,950)
Net cash provided by operating activities	1,221,878	1,149,838
Cash flows from investing activities
Exploration and development	(663,003)	(863,989)
Purchase of producing crude oil and natural gas properties	(870)	(97,550)
Purchase of other property and equipment	(49,963)	(60,374)
Proceeds from sale of assets	4,340	1,223
Contributions to unconsolidated affiliates	(8,227)	—
Net cash used in investing activities	(717,723)	(1,020,690)
Cash flows from financing activities
Credit facility borrowings	749,000	1,073,000
Repayment of credit facility	(959,000)	(1,272,000)
Repayment of other debt	(100,616)	(597)
Debt issuance costs	—	(241)
Contributions from noncontrolling interests	7,740	1,872
Distributions to noncontrolling interests	(5,681)	(11,354)
Dividends paid on common stock	(2,331)	(2,051)
Net cash used in financing activities	(310,888)	(211,371)
Net change in cash and cash equivalents	193,267	(82,223)
Cash and cash equivalents at beginning of period	26,397	137,788
Cash and cash equivalents at end of period	$219,664	$55,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Business

Nature of Business

Continental Resources, Inc. (the “Company”) was formed in 1967 and is incorporated under the laws of the State of Oklahoma. The Company’s principal business is the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. Additionally, the Company pursues the acquisition and management of perpetually owned minerals located in certain of its key operating areas. For the three months ended March 31, 2024, crude oil accounted for 54% of the Company’s total production and 86% of its crude oil, natural gas, and natural gas liquids revenues.

Voluntary Filer

The Company is privately owned by its founder, Harold G. Hamm, certain members of his family and their affiliated entities (the "Hamm Family"). As of March 31, 2024, the Hamm Family holds approximately 299.6 million shares of common stock of the Company. As a privately held company, certain of the corporate governance, disclosure, and other provisions applicable to a company with listed equity securities and reporting obligations under the Securities Exchange Act of 1934 do not apply to us. We continue to furnish Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K with the SEC as required by our senior note indentures.

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

This report has been prepared pursuant to rules and regulations applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”), although the Company believes the disclosures are adequate to make the information not misleading. You should read this Quarterly Report on Form 10-Q (“Form 10-Q”) together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.

The condensed consolidated financial statements as of March 31, 2024 and for the three month periods ended March 31, 2024 and 2023 are unaudited. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited balance sheet included in the 2023 Form 10-K. The Company evaluated its March 31, 2024 financial statements for subsequent events through May 3, 2024, the date the financial statements were available to be issued.

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

	Three months ended March 31,
In thousands	2024	2023
Supplemental cash flow information:
Cash paid for interest	$86,931	$94,875
Cash paid for income taxes	—	—
Cash received for income tax refunds	3,266	2
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	9,137	477

As of March 31, 2024 and December 31, 2023, the Company had $329.6 million and $367.2 million, respectively, of accrued capital expenditures included in “Net property and equipment” with an offsetting amount in “Accounts payable trade” in the condensed consolidated balance sheets.

Note 4. Revenues

The following table presents the disaggregation of the Company's crude oil and natural gas revenues by operating area for the three months ended March 31, 2024 and 2023. Sales of natural gas and NGLs are combined, as a substantial majority of the Company's natural gas sales contracts represent wellhead sales of unprocessed gas.

	Three months ended March 31, 2024			Three months ended March 31, 2023
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken	$891,174	$87,447	$978,621	$796,920	$152,885	$949,805
Anadarko Basin	241,924	154,284	396,208	200,981	220,220	421,201
Powder River Basin	117,274	13,830	131,104	100,748	14,257	115,005
Permian Basin	344,645	19,340	363,985	243,605	18,854	262,459
All other	39,890	35	39,925	43,182	68	43,250
Crude oil, natural gas, and natural gas liquids sales	$1,634,907	$274,936	$1,909,843	$1,385,436	$406,284	$1,791,720

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Derivative Instruments

From time to time the Company enters into derivative contracts to economically hedge against the variability in cash flows associated with future sales of production. The Company recognizes its derivative instruments on the balance sheet as either assets or liabilities measured at fair value. The estimated fair value is based upon various factors as described in Note 6. Fair Value Measurements.

At March 31, 2024 the Company had outstanding derivative contracts as set forth in the tables below.

Natural gas derivatives
Period and Type of Contract	Average Volumes Hedged		Weighted Average Hedge Price ($/MMBtu)
April 2024 - June 2024
Swaps - Henry Hub	660,000	MMBtus/day	$3.38
Swaps - WAHA	60,000	MMBtus/day	$3.20
July 2024 - Sept 2024
Swaps - Henry Hub	660,000	MMBtus/day	$3.38
Swaps - WAHA	50,000	MMBtus/day	$2.81
October 2024 - December 2024
Swaps - Henry Hub	697,000	MMBtus/day	$3.38
January 2025 - December 2025
Swaps - Henry Hub	602,000	MMBtus/day	$3.90
January 2026 - December 2026
Swaps - Henry Hub	635,000	MMBtus/day	$4.11
January 2027 - December 2027
Swaps - Henry Hub	263,000	MMBtus/day	$3.83

Crude oil derivatives			Weighted Average Hedge Price ($/Bbl)
Period and Type of Contract	Average Volumes Hedged		Roll Swaps	Fixed Swaps
April 2024 - December 2024
Roll Swaps - NYMEX	60,000	Bbls/day	$0.72
Fixed Swaps - WTI	59,000	Bbls/day		$76.45

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

	Three months ended March 31,
In thousands	2024	2023
Cash received (paid) on derivatives:
Crude oil fixed price swaps	$4,829	$5,098
Crude oil NYMEX roll swaps	2,473	1,400
Natural gas basis swaps	—	1,357
Natural gas WAHA swaps	9,024	12
Natural gas fixed price swaps	62,801	15,702
Natural gas collars	16,069	24,380
Natural gas 3-way collars	—	3,741
Cash received (paid) on derivatives, net	95,196	51,690
Non-cash gain (loss) on derivatives:
Crude oil fixed price swaps	(201,049)	78,539
Crude oil NYMEX roll swaps	(10,254)	(608)
Natural gas basis swaps	—	(6,741)
Natural gas WAHA swaps	(329)	15,671
Natural gas fixed price swaps	15,165	215,692
Natural gas collars	(11,923)	29,134
Natural gas 3-way collars	—	(598)
Non-cash gain (loss) on derivatives, net	(208,390)	331,089
Gain (loss) on derivative instruments, net	$(113,194)	$382,779

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

In thousands	March 31, 2024	December 31, 2023
Commodity derivative assets:
Gross amounts of recognized assets	$368,709	$510,375
Gross amounts offset on balance sheet	(9,779)	(1,862)
Net amounts of assets on balance sheet	358,930	508,513
Commodity derivative liabilities:
Gross amounts of recognized liabilities	(69,171)	(2,448)
Gross amounts offset on balance sheet	9,779	1,862
Net amounts of liabilities on balance sheet	$(59,392)	$(586)

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed consolidated balance sheets.

In thousands	March 31, 2024	December 31, 2023
Derivative assets	$216,385	$353,261
Derivative assets, noncurrent	142,545	155,252
Net amounts of assets on balance sheet	358,930	508,513
Derivative liabilities	(58,858)	—
Derivative liabilities, noncurrent	(534)	(586)
Net amounts of liabilities on balance sheet	(59,392)	(586)
Total derivative assets (liabilities), net	$299,538	$507,927

Note 6. Fair Value Measurements

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

The following tables summarize the valuation of derivative instruments by pricing levels that were accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

	Fair value measurements at March 31, 2024 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Crude oil fixed price swaps	$—	$(54,805)	$—	$(54,805)
Crude oil NYMEX roll swaps	—	(3,366)	—	(3,366)
Natural gas WAHA swaps	—	21,194	—	21,194
Natural gas fixed price swaps	—	336,515	—	336,515
Total	$—	$299,538	$—	$299,538

	Fair value measurements at December 31, 2023 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Crude oil fixed price swaps	$—	$146,243	$—	$146,243
Crude oil NYMEX roll swaps	—	6,888	—	6,888
Natural gas WAHA swaps	—	21,523	—	21,523
Natural gas fixed price swaps	—	321,350	—	321,350
Natural gas collars	—	11,923	—	11,923
Total	$—	$507,927	$—	$507,927

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Debt

The Company's debt, net of unamortized discounts, premiums, and debt issuance costs totaling $39.8 million and $41.7 million at March 31, 2024 and December 31, 2023, respectively, consists of the following.

In thousands	March 31, 2024	December 31, 2023
Credit facility	$—	$210,000
Term Loan	648,346	748,092
Notes payable	17,029	17,642
3.8% Senior Notes due 2024	892,918	892,610
2.268% Senior Notes due 2026	795,916	795,541
4.375% Senior Notes due 2028	994,648	994,327
5.75% Senior Notes due 2031	1,485,880	1,485,460
2.875% Senior Notes due 2032	793,166	792,977
4.9% Senior Notes due 2044	692,517	692,463
Total debt	$6,320,420	$6,629,112
Less: Current portion of long-term debt	895,437	895,105
Long-term debt, net of current portion	$5,424,983	$5,734,007

Credit Facility

The Company has a credit facility, maturing in October 2026, with aggregate lender commitments totaling $2.255 billion. The credit facility is unsecured and has no borrowing base requirement subject to redetermination.

The Company had no outstanding borrowings and $2.255 billion of borrowing availability on its credit facility at March 31, 2024. Subsequent to March 31, 2024, the Company repaid the remaining $650 million term loan using available cash on-hand and credit facility borrowings. As of April 30, 2024, the balance on the credit facility was $490 million and the Company had $1.8 billion of borrowing availability. The Company incurs commitment fees based on currently assigned credit ratings of 0.20% per annum on the daily average amount of unused borrowing availability.

The credit facility contains certain restrictive covenants including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by the sum of net debt plus total shareholders' equity plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014. The Company was in compliance with the credit facility covenants at March 31, 2024.

Senior Notes

The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at March 31, 2024.

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

The indentures governing the Company’s senior notes contain covenants that, among other things, limit the Company’s ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, or consolidate, merge or transfer certain assets. These covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at March 31, 2024.

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

Term Loan

Subsequent to March 31, 2024, the Company repaid the remaining $650 million term loan using available cash on-hand and credit facility borrowings. As of April 30, 2024, the term loan was fully repaid and the balance on the credit facility was $490 million.

In November 2022, the Company borrowed $750 million under a three-year term loan agreement. The Company repaid $100 million of the term loan during the three months ended March 31, 2024 and the remaining balance totaled $650 million at March 31, 2024. The term loan would have matured in November 2025 and bore interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company’s senior, unsecured, long-term indebtedness. The interest rate on the term loan was 6.93% at March 31, 2024.

The term loan contained certain restrictive covenants including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.0, consistent with the covenant requirement in the Company’s revolving credit facility. The Company was in compliance with the term loan covenants at March 31, 2024.

Note 8. Commitments and Contingencies

Transportation, gathering, and processing commitments – The Company has entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. Certain of the commitments, which have varying terms extending as far as 2031, require the Company to pay per-unit transportation, gathering, or processing charges regardless of the amount of capacity used. Future commitments remaining as of March 31, 2024 under the arrangements amount to approximately $1.04 billion, of which $265 million is expected to be incurred in the remainder of 2024, $278 million in 2025, $218 million in 2026, $203 million in 2027, $70 million in 2028, and $8 million thereafter. A portion of these future costs will be borne by other interest owners. The Company is not committed under the above contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future. These commitments do not qualify as leases under ASC Topic 842 and are not recognized on the Company's balance sheet.

Litigation pertaining to 2022 take-private transaction

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

Note 9. Long-Term Incentive Compensation

The Company has granted incentive compensation awards to employees pursuant to the Continental Resources, Inc. 2022 Long-Term Incentive Plan (“2022 Plan”). Awards granted prior to 2024 generally vest after three years of employee service. Awards granted in 2024 and thereafter generally vest annually, in one-third increments, over three years of employee service. The Company intends to settle all outstanding incentive awards vesting in the future in cash and, thus, the awards are classified as liability awards pursuant to ASC Topic 718, Compensation—Stock Compensation.

At March 31, 2024, the Company had recorded a current liability of $46.4 million and a non-current liability of $17.0 million in the captions “Current portion of incentive compensation liability” and “Incentive compensation liability, noncurrent,” respectively, in the condensed consolidated balance sheets associated with the awards. Such amounts reflect the Company’s estimate of expected future cash payments multiplied by the percentage of requisite service periods that employees have completed as of March 31, 2024. The Company’s compensation expense associated with such awards, which is included in the caption “General and administrative expenses” in the condensed consolidated statements of income, was $32.5 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was approximately $147.2 million of unrecognized liabilities and compensation expense related to unvested awards, which are expected to be recognized over a weighted average period of 1.7 years.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and our historical consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2023.

The following discussion and analysis includes forward-looking statements and should be read in conjunction with the risk factors described in Part II, Item 1A. Risk Factors included in this report, if any, and in our Form 10-K for the year ended December 31, 2023, along with Cautionary Statement for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 at the beginning of this report, for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

Overview

We are an independent crude oil and natural gas company engaged in the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. Additionally, we pursue the acquisition and management of perpetually owned minerals located in certain of our key operating areas. We derive the majority of our operating income and cash flows from the sale of crude oil, natural gas, and natural gas liquids and expect this to continue in the future. Our corporate internet website is www.clr.com. As discussed in Note 1. Organization and Nature of Business—Voluntary Filer in Notes to Unaudited Condensed Consolidated Financial Statements, Continental Resources, Inc. is a privately held corporation and has no publicly available common shares outstanding.

First Quarter 2024 Financial and Operating Metrics

Commodity prices have remained volatile due to various factors, some of which include global supply and demand, global inventory levels, and regional conflicts. Average NYMEX oil prices for the three months ended March 31, 2024 and 2023 were $77.04 and $76.05, respectively. Average NYMEX gas prices for the three months ended March 31, 2024 and 2023 were $2.23 and $3.43, respectively. The following table contains financial and operating metrics for the first quarter periods of 2024 and 2023. Average sales prices exclude any effect of derivative transactions. Per-unit expenses have been calculated using sales volumes.

	Three months ended March 31,
	2024	2023
Average daily production:
Crude oil (Bbl per day)	237,908	206,232
Natural gas (Mcf per day) (1)	1,204,433	1,205,772
Crude oil equivalents (Boe per day)	438,647	407,194
Average sales prices:
Crude oil ($/Bbl)	$75.96	$75.77
Natural gas ($/Mcf) (1)	$2.51	$3.74
Production expenses ($/Boe)	$4.74	$5.00
Production and ad valorem taxes (% of net crude oil and natural gas sales)	8.2%	7.9%
Depreciation, depletion, amortization and accretion ($/Boe)	$15.90	$13.10
Total general and administrative expenses ($/Boe)	$2.07	$1.74

(1)
Natural gas production volumes, sales volumes, and sales prices presented throughout management’s discussion and analysis reflect the combined value for natural gas and natural gas liquids.

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Results of Operations

The following table presents selected financial and operating information for the periods presented.

	Three months ended March 31,
In thousands	2024	2023
Crude oil, natural gas, and natural gas liquids sales	$1,909,843	$1,791,720
Gain (loss) on derivative instruments, net	(113,194)	382,779
Crude oil and natural gas service operations	23,895	19,354
Total revenues	1,820,544	2,193,853
Operating costs and expenses	(1,201,340)	(969,853)
Other expenses, net	(76,657)	(97,927)
Income before income taxes	542,547	1,126,073
Provision for income taxes	(114,054)	(239,756)
Income before equity in net loss of affiliate	428,493	886,317
Equity in net loss of affiliate	(907)	(663)
Net income	427,586	885,654
Net income attributable to noncontrolling interests	464	1,357
Net income attributable to Continental Resources	$427,122	$884,297

Production volumes:
Crude oil (MBbl)	21,650	18,561
Natural gas (MMcf)	109,603	108,519
Crude oil equivalents (MBoe)	39,917	36,647
Sales volumes:
Crude oil (MBbl)	21,524	18,286
Natural gas (MMcf)	109,603	108,519
Crude oil equivalents (MBoe)	39,791	36,372

Production

The following table summarizes the changes in our average daily Boe production by major operating area for the first quarter period.

Boe production per day	1Q 2024	1Q 2023	% Change
Bakken	201,466	179,280	12%
Anadarko Basin	141,745	152,554	(7)%
Powder River Basin	26,539	23,333	14%
Permian Basin	63,489	46,152	38%
All other	5,408	5,875	(8)%
Total	438,647	407,194	8%

The following table summarizes the changes in our production by product for the first quarter period.

	Three months ended March 31,					Volume
	2024		2023		Volume	percent
	Volume	Percent	Volume	Percent	increase	increase
Crude oil (MBbl)	21,650	54%	18,561	51%	3,089	17%
Natural gas (MMcf)	109,603	46%	108,519	49%	1,084	1%
Total (MBoe)	39,917	100%	36,647	100%	3,270	9%

The 17% increase in crude oil production in the 2024 first quarter was primarily driven by new well completions in the Permian Basin and Powder River Basin over the past year, which contributed to an increase in our 2024 first quarter production by 1,371 MBbls, or 30%, compared to the 2023 first quarter. Additionally, our crude oil production in the Bakken field increased 1,225 MBbls, or 11%, and our crude oil production in the Anadarko Basin increased 530 MBbls, or 20%, in the 2024 first quarter due to new well completions over the past year.

The 1% increase in natural gas production in the 2024 first quarter was driven in part by new well completions in the Permian Basin and Powder River Basin, which contributed to an increase of 3,405 MMcf, or 34%, compared to the prior period. Additionally, natural gas production in the Bakken field increased 5,839 MMcf, or 18%, compared to the 2023 first quarter. These increases were partially offset by a 8,159 MMcf, or 12%, decrease in natural gas production in the Anadarko Basin due to allocation of capital to oil-weighted projects in the basin as well as variation in the timing of new well completions between years.

Revenues

Our revenues consist of sales of crude oil, natural gas, and natural gas liquids, gains and losses resulting from changes in the fair value of our derivative instruments, and revenues associated with crude oil and natural gas service operations.

Crude oil, natural gas, and natural gas liquids sales. Sales totaled $1.91 billion for the first quarter of 2024, a 7% increase compared to sales of $1.79 billion for the 2023 first quarter due to increases in sales volumes and crude oil pricing, partially offset by a decrease in natural gas pricing.

Total sales volumes for the first quarter of 2024 increased 3,419 MBoe, or 9%, compared to the 2023 first quarter due to additional drilling and completion activities. For the first quarter of 2024, our crude oil sales volumes increased 18% and our natural gas sales volumes increased 1% compared to the 2023 first quarter.

Our crude oil sales prices averaged $75.96 per barrel in the 2024 first quarter compared to $75.77 per barrel for the 2023 first quarter.

Our natural gas sales prices averaged $2.51 per Mcf for the 2024 first quarter compared to $3.74 per Mcf for the 2023 first quarter.

Derivatives. Changes in settled and future commodity prices during the first quarter of 2024 resulted in overall negative revenue adjustments totaling $113.2 million for the period, representing $95.2 million of cash gains more than offset by $208.4 million of unsettled non-cash losses, compared to overall positive revenue adjustments totaling $382.8 million in the first quarter of 2023.

Operating Costs and Expenses

Production Expenses. Production expenses increased $6.7 million, or 4%, to $188.7 million for the first quarter of 2024 compared to $182.0 million for the first quarter of 2023 due to an increase in the number of producing wells from drilling activities over the past year. Production expenses on a per-Boe basis averaged $4.74 per Boe for the 2024 first quarter compared to $5.00 per Boe for the 2023 first quarter. The decrease in per-Boe costs is primarily due to higher sales volumes coupled with continued efforts to reduce cost of supply and inflation impacts in comparison to the prior period.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased $10.9 million, or 8%, to $147.1 million for the first quarter of 2024 compared to $136.2 million for the first quarter of 2023 due to the previously described increase in crude oil and natural gas revenues. Our production taxes as a percentage of net sales averaged 8.2% for the first quarter of 2024, an increase compared to 7.9% for the first quarter of 2023. This increase was the result of changes in sales mix of crude oil and natural gas in the Company’s operating areas between periods.

Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $156.3 million, or 33%, to $632.8 million for the first quarter of 2024 compared to $476.5 million for the first quarter of 2023 due to the previously described 9% increase in total sales volumes coupled with an increase in our DD&A rate per Boe as further discussed below. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Three months ended March 31,
$/Boe	2024	2023
Crude oil and natural gas	$15.27	$12.57
Other equipment	0.49	0.43
Asset retirement obligation accretion	0.14	0.10
Depreciation, depletion, amortization and accretion	$15.90	$13.10

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

Our proved reserves have been revised downward over the past year prompted by decreases in first-day-of-the-month commodity prices and other factors, which resulted in an increase in our DD&A rate for crude oil and natural gas properties in the first quarter of 2024 compared to the first quarter of 2023.

Property Impairments. Total property impairments decreased $1.0 million to $12.1 million for the first quarter of 2024 compared to $13.1 million for the first quarter of 2023. Amortization of undeveloped leasehold costs remained fairly consistent in the first quarter of 2024 in comparison to the prior period.

General and Administrative Expenses. Total G&A expenses increased $19.0 million, or 30%, to $82.3 million for the first quarter of 2024 compared to $63.3 million for the first quarter of 2023.

Total G&A expenses include charges for long-term incentive compensation awards of $32.5 million and $1.0 million for the first quarters of 2024 and 2023, respectively. This increase is primarily due to an increase in estimated incentive compensation payment obligations arising from changes in the value of the Company awards as of March 31, 2024 compared to the March 31, 2023 valuation date, coupled with a greater amount of forfeiture reversals of expense during the 2023 period.

G&A expenses other than incentive compensation awards totaled $49.8 million for the 2024 first quarter, a decrease of $12.5 million compared to $62.3 million for the 2023 first quarter primarily due to changes in the nature and timing of employee-related costs and benefits recognized between periods.

The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Three months ended March 31,
$/Boe	2024	2023
General and administrative expenses	$1.25	$1.71
Long-term incentive compensation awards	0.82	0.03
Total general and administrative expenses	$2.07	$1.74

Interest Expense. Interest expense decreased $19.9 million, or 20%, to $79.8 million for the first quarter of 2024 compared to $99.7 million for the first quarter of 2023 due to a decrease in our weighted average outstanding debt balance from $8.2 billion for the first quarter of 2023 to $6.6 billion for the first quarter of 2024. This decrease was driven by debt reduction throughout the past year, including the redemption of our $636 million senior notes on April 15, 2023 coupled with no amounts outstanding under our credit facility as of March 31, 2024 compared to $961 million outstanding as of March 31, 2023.

Income Taxes. For the first quarters of 2024 and 2023 we provided for income taxes at a combined federal and state tax rate of 23.5% of our pre-tax income. We recorded an income tax provision of $114.1 million for the 2024 first quarter and an income tax provision of $239.8 million for the 2023 first quarter, which resulted in effective tax rates of 21.0% and 21.3%, respectively, after taking into account the application of statutory tax rates, permanent taxable differences, estimated tax credits, and other items.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows generated from operating activities, financing provided by our credit facility and the issuance of debt securities. Additionally, asset dispositions and joint development arrangements have provided a source of cash flow for use in reducing debt and enhancing liquidity.

In April 2024, we repaid the outstanding $650 million term loan balance using available cash on-hand and credit facility borrowings. As of April 30, 2024, the term loan was fully repaid and the balance on the credit facility was $490 million, with borrowing availability of $1.8 billion. Our credit facility, which is unsecured and has no borrowing base subject to redetermination, does not mature until October 2026.

Based on our planned capital spending, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our credit facility and senior note indentures. Further, based on current market indications, we expect to meet our contractual cash commitments to third parties as of March 31, 2024, including those subsequently described under the heading Future Capital Requirements, recognizing we may be required to meet such commitments even if our business plan assumptions were to change. We monitor our capital spending closely based on actual and projected cash flows and have the ability to reduce spending or dispose of assets if needed to preserve liquidity and financial flexibility to fund our operations.

Cash Flows

Cash flows from operating activities

Net cash provided by operating activities increased $72.0 million, or 6%, to $1.22 billion for the first quarter of 2024 compared to $1.15 billion for the first quarter of 2023. The increase was driven by a $118.1 million increase in crude oil, natural gas, and NGL revenues due to the previously described increase in sales volumes, which was partially offset by an increase in certain cash operating expenses associated with higher sales volumes over the past year. Increased cash operating expenses included a $6.7 million increase in production expenses, a $30.1 million increase in transportation, gathering, processing, and compression expenses, and an $11.0 million increase in production and ad valorem taxes. Additionally, our realized cash gains on matured commodity derivatives increased $43.5 million compared to the prior period.

Cash flows from investing activities

Net cash used in investing activities totaled $717.7 million for the first quarter of 2024, a decrease of $303.0 million, or 30%, from $1.02 billion for the first quarter of 2023. Our investing cash flows for first quarter 2024 included $663.0 million of exploration and development costs compared to $864.0 million for first quarter 2023, reflecting changes in the timing of our capital spending between periods. For full year 2024 our capital expenditures budget attributable to us is $3.4 billion compared to $3.3 billion of non-acquisition capital spending in full year 2023. Additionally, we had lower acquisitions of producing crude oil and natural gas properties, with $0.9 million acquired in first quarter of 2024 compared to $97.6 million acquired in first quarter of 2023.

Cash flows from financing activities

Net cash used in financing activities for the first quarter of 2024 totaled $311 million, primarily consisting of $210 million of net repayments on our credit facility and a $100 million repayment of our term loan due in November 2025.

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

We were in compliance with our credit facility covenants at March 31, 2024 and expect to maintain compliance. At March 31, 2024, our consolidated net debt to total capitalization ratio was 0.34. We do not believe the credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing if needed to support our business.

Future Capital Requirements

Our material future cash requirements are summarized below. Based on current market indications, we expect to meet our contractual cash commitments to third parties as of March 31, 2024, recognizing we may be required to meet such commitments even if our business plan assumptions were to change.

Senior notes

Our debt includes outstanding senior note obligations totaling $5.7 billion at April 30, 2024, exclusive of interest payment obligations thereon. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. The earliest scheduled senior note maturity is our $893 million of 2024 Notes due on June 1, 2024, which is reflected as a current liability in the caption “Current portion of long-term debt” in the condensed consolidated balance sheet. We plan to fully redeem our 2024 Notes by the June 1, 2024 maturity date using a combination of available cash and utilization of credit facility borrowing capacity. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 7. Debt in Notes to Unaudited Condensed Consolidated Financial Statements.

We were in compliance with our senior note covenants at March 31, 2024 and expect to maintain compliance. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt do not trigger additional senior note covenants.

Credit facility borrowings

As of April 30, 2024, we had $490 million of outstanding borrowings on our credit facility. Our credit facility matures in October 2026.

Transportation, gathering, and processing commitments

We have entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities that require us to pay per-unit charges regardless of the amount of capacity used. Future commitments remaining as of March 31, 2024 under the arrangements amount to approximately $1.04 billion. See Note 8. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Capital expenditures

Our capital expenditures budget for 2024 is expected to be $3.4 billion. Costs of acquisitions and investments are not budgeted, with the exception of planned levels of spending for mineral acquisitions.

For the three months ended March 31, 2024, we invested $657.9 million in our capital program excluding $4.8 million of unbudgeted acquisitions and $13.8 million of mineral acquisitions attributable to Franco-Nevada.

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

Cash payments for income taxes

During April 2024, we made cash payments for federal and state income taxes totaling $213 million, representing payments associated with 2023 tax return filing extensions and estimated quarterly payments for 2024 federal and state income taxes based on estimates of taxable income for 2024. Significant judgment is involved in estimating future taxable income as we are required to make assumptions about future commodity prices, projected production, development activities, capital spending, profitability, and general economic conditions, all of which are subject to material revision in future periods as better information becomes available. If commodity prices remain at current levels, we expect to continue generating significant taxable income through at least year-end 2024, which would result in us continuing to make estimated tax payments on a quarterly basis in 2024. Because of the significant uncertainty inherent in numerous factors utilized in projecting taxable income, we cannot predict the amount of future income tax payments with certainty.

Long-term incentive compensation awards

At December 31, 2023 we had recognized a current liability of $131 million on the condensed consolidated balance sheet associated with unvested incentive compensation awards granted to employees, which was subsequently paid in cash to employees in February 2024 upon the scheduled vesting of the awards. We granted additional incentive compensation awards in the 2024 first quarter and intend to continue granting additional awards on an annual basis that we plan to settle in cash upon vesting.

At March 31, 2024 we have recognized a current liability of $46.5 million and a non-current liability of $17.0 million associated with unvested awards granted to employees that are scheduled to vest in 2025, 2026, and 2027. Our recognized liabilities will be remeasured each reporting period leading up to the applicable award vesting dates to reflect additional services rendered by employees and to reflect changes in expected cash payments arising from underlying changes in the value of the Company based on independent third party appraisals.

Derivative Instruments

The fair value of our derivative instruments at March 31, 2024 was a net asset of $299.5 million. See Note 5. Derivative Instruments in Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of our hedging activities, including a summary of derivative contracts in place as of March 31, 2024. The estimated fair value of our derivatives is highly sensitive to market price volatility and therefore subject to significant fluctuations from period to period. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for information on how hypothetical changes in commodity prices would impact the fair value of our derivatives as of March 31, 2024.

Subsequent to March 31, 2024 and through May 1, 2024 we entered into additional derivative contracts as set forth in the tables below.

Natural gas derivatives
Period and Type of Contract	Average Volumes Hedged		Weighted Average Hedge Price ($/MMBtu)
January 2027 - December 2027
Swaps - Henry Hub	260,000	MMBtus/day	$3.99

Crude oil derivatives
Period and Type of Contract	Average Volumes Hedged		Weighted Average Hedge Price ($/Bbl)
May 2024 - February 2025
Swaps - WTI	24,000	Bbls/day	$80.25

Critical Accounting Policies and Estimates

There have been no changes in our critical accounting policies and estimates from those disclosed in our 2023 Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General. We are exposed to a variety of market risks including commodity price risk, credit risk, and interest rate risk. We seek to address these risks through a program of risk management which may include the use of derivative instruments.

Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of crude oil, natural gas, and natural gas liquids. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas and natural gas liquids production. Commodity prices have been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including differences between product prices at sales points and the applicable index prices. Based on our average daily production for three months ended March 31, 2024, and excluding the effect of derivative instruments in place, our annual revenue would increase or decrease by approximately $871 million for each $10.00 per barrel change in crude oil prices at March 31, 2024 and $441 million for each $1.00 per Mcf change in natural gas prices at March 31, 2024.

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

The fair value of our derivative instruments at March 31, 2024 was a net asset of $299.5 million, which is comprised of a $357.7 million net asset associated with our natural gas derivatives partially offset by a $58.2 million net liability associated with our crude oil derivatives. The following table shows how a hypothetical +/- 10% change in the underlying forward prices used to calculate the fair value of our derivatives would impact the fair value estimates as of March 31, 2024.

		Hypothetical Fair Value
In thousands	Change in Forward Price	Asset (Liability)
Crude Oil	-10%	$69,916
Crude Oil	+10%	$(186,259)
Natural Gas	-10%	$582,536
Natural Gas	+10%	$132,882

Changes in the fair value of our derivatives from the above price sensitivities would produce a corresponding change in our total revenues.

Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($1.2 billion in receivables at March 31, 2024), and our joint interest and other receivables ($302 million at March 31, 2024).

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

Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $37 million at March 31, 2024, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on a co-owner's interest in the well, to net production proceeds against amounts owed in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

Interest Rate Risk. Our exposure to changes in interest rates relates primarily to variable-rate borrowings we have outstanding from time to time under our credit facility. Credit facility borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to our senior, unsecured, long-term indebtedness. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates.

We had $490 million of variable rate borrowings outstanding on our credit facility at April 30, 2024. The impact of a 0.25% increase in interest rates on this amount of debt would result in increased interest expense and reduced income before income taxes of approximately $1.2 million per year.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of March 31, 2024 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

ITEM 1. Legal Proceedings

We are involved in various legal proceedings including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, claims made by former shareholders in connection with our take-private transaction, antitrust claims related to the market price of hydrocarbons, personal injury claims, regulatory compliance matters, disputes with tax authorities and other matters. While the outcome of these legal matters cannot be predicted with certainty, we do not expect them to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our 2023 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q, if any, and in our 2023 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

There have been no material changes in our risk factors from those disclosed in our 2023 Form 10-K.

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

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).

101.INS*	Inline XBRL Instance Document - the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL RESOURCES, INC.

Date:	May 3, 2024	By:	/s/ John D. Hart
John D. Hart
Chief Financial Officer and Executive Vice President of Strategic Planning (Duly Authorized Officer and Principal Financial Officer)