Form 10-Q
period 2024-06-30
CONTINENTAL RESOURCES, INC
filed 2024-08-05
CIK 732834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of June 30, 2024, there are no publicly traded common shares of Continental Resources, Inc.

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
•
the timing and amount of payments related to income taxes and payments the Company may be obligated to make pursuant to the stock redemption agreement described in Note 6. Fair Value Measurements—Stock Redemption Option.
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

Forward-looking statements are based on the Company’s current expectations and assumptions about future events and currently available information as to the outcome and timing of future events. Although the Company believes these assumptions and expectations are reasonable, they are inherently subject to numerous business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. No assurance can be given that such expectations will be correct or achieved or that the assumptions are accurate or will not change over time. The risks and uncertainties that may affect the operations, performance and results of the business and forward-looking statements include, but are not limited to, those risk factors and other cautionary statements described under Part II, Item 1A. Risk Factors and elsewhere in this

ii

report, if any, our Annual Report on Form 10-K for the year ended December 31, 2023, and other announcements we make from time to time.

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

iii

PART I. Financial Information

ITEM 1. Financial Statements

Continental Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
In thousands, except par values and share data	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,734	$26,397
Receivables:
Crude oil, natural gas, and natural gas liquids sales	1,097,700	1,196,262
Joint interest and other	310,682	350,907
Allowance for credit losses	(3,570)	(3,172)
Receivables, net	1,404,812	1,543,997
Derivative assets	129,079	353,261
Inventories	202,851	190,762
Prepaid expenses and other	90,680	33,450
Total current assets	1,931,156	2,147,867
Net property and equipment, based on successful efforts method of accounting	19,492,650	19,786,889
Investment in unconsolidated affiliates	246,579	240,484
Operating lease right-of-use assets	29,766	38,656
Derivative assets, noncurrent	114,540	155,252
Other noncurrent assets	18,092	18,293
Total assets	$21,832,783	$22,387,441
Liabilities and equity
Current liabilities:
Accounts payable trade	$827,904	$835,012
Revenues and royalties payable	648,737	768,381
Accrued liabilities and other	300,182	354,537
Current portion of incentive compensation liability	57,646	130,583
Current portion of income tax liabilities	719	84,556
Derivative liabilities	26,678	—
Current portion of operating lease liabilities	12,014	18,112
Current portion of long-term debt	2,541	895,105
Total current liabilities	1,876,421	3,086,286
Long-term debt, net of current portion	5,377,370	5,734,007
Other noncurrent liabilities:
Deferred income tax liabilities, net	2,916,017	2,867,283
Incentive compensation liability, noncurrent	24,390	41,707
Asset retirement obligations, noncurrent	400,838	391,957
Derivative liabilities, noncurrent	132	586
Operating lease liabilities, noncurrent	16,727	19,482
Other noncurrent liabilities	441,900	36,346
Total other noncurrent liabilities	3,800,004	3,357,361
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized
299,610,267 shares issued and outstanding at June 30, 2024 and December 31, 2023	2,996	2,996
Retained earnings	10,412,107	9,850,687
Total shareholders’ equity attributable to Continental Resources	10,415,103	9,853,683
Noncontrolling interests	363,885	356,104
Total equity	10,778,988	10,209,787
Total liabilities and equity	$21,832,783	$22,387,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share data	2024	2023	2024	2023
Revenues:
Crude oil, natural gas, and natural gas liquids sales	$1,901,788	$1,789,621	$3,811,631	$3,581,341
Gain (loss) on derivative instruments, net	4,729	223,127	(108,465)	605,906
Crude oil and natural gas service operations	20,430	24,243	44,325	43,597
Total revenues	1,926,947	2,036,991	3,747,491	4,230,844

Operating costs and expenses:
Production expenses	182,677	174,408	371,374	356,394
Production and ad valorem taxes	149,372	141,653	296,499	277,828
Transportation, gathering, processing, and compression	91,451	80,525	199,397	158,394
Exploration expenses	2,980	4,533	7,090	7,911
Crude oil and natural gas service operations	22,715	21,148	49,355	38,980
Depreciation, depletion, amortization and accretion	626,579	550,169	1,259,342	1,026,623
Property impairments	10,124	22,368	22,186	35,442
General and administrative expenses	64,642	55,113	146,924	118,384
Net (gain) loss on sale of assets and other	34,819	(161)	34,532	(347)
Total operating costs and expenses	1,185,359	1,049,756	2,386,699	2,019,609
Income from operations	741,588	987,235	1,360,792	2,211,235
Other income (expense):
Interest expense	(71,825)	(105,448)	(151,636)	(205,129)
Gain (loss) on extinguishment of debt	(1,600)	—	(1,600)	—
Other	(384,235)	2,905	(381,081)	4,659
	(457,660)	(102,543)	(534,317)	(200,470)
Income before income taxes	283,928	884,692	826,475	2,010,765
Provision for income taxes	(148,535)	(193,388)	(262,589)	(433,144)
Income before equity in net loss of affiliate	135,393	691,304	563,886	1,577,621
Equity in net loss of affiliate	(1,305)	(495)	(2,212)	(1,158)
Net income	134,088	690,809	561,674	1,576,463
Net income (loss) attributable to noncontrolling interests	(191)	(4)	273	1,353
Net income attributable to Continental Resources	$134,279	$690,813	$561,401	$1,575,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

Three months ended June 30, 2024
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at March 31, 2024	299,610,267	$2,996	$10,277,821	$10,280,817	$363,901	$10,644,718
Net income (loss)	—	—	134,279	134,279	(191)	134,088
Change in dividends payable	—	—	7	7	—	7
Contributions from noncontrolling interests	—	—	—	—	5,556	5,556
Distributions to noncontrolling interests	—	—	—	—	(5,381)	(5,381)
Balance at June 30, 2024	299,610,267	$2,996	$10,412,107	$10,415,103	$363,885	$10,778,988

Six months ended June 30, 2024
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2023	299,610,267	$2,996	$9,850,687	$9,853,683	$356,104	$10,209,787
Net income (loss)	—	—	561,401	561,401	273	561,674
Change in dividends payable	—	—	19	19	—	19
Contributions from noncontrolling interests	—	—	—	—	19,596	19,596
Distributions to noncontrolling interests	—	—	—	—	(12,088)	(12,088)
Balance at June 30, 2024	299,610,267	$2,996	$10,412,107	$10,415,103	$363,885	$10,778,988

Three months ended June 30, 2023
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at March 31, 2023	299,610,267	$2,996	$7,639,087	$7,642,083	$365,889	$8,007,972
Net income (loss)	—	—	690,813	690,813	(4)	690,809
Change in dividends payable	—	—	36	36	—	36
Contributions from noncontrolling interests	—	—	—	—	3,647	3,647
Distributions to noncontrolling interests	—	—	—	—	(7,019)	(7,019)
Balance at June 30, 2023	299,610,267	$2,996	$8,329,936	$8,332,932	$362,513	$8,695,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity (Continued)

Six months ended June 30, 2023
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2022	299,610,267	$2,996	$6,754,174	$6,757,170	$372,438	$7,129,608
Net income (loss)	—	—	1,575,110	1,575,110	1,353	1,576,463
Change in dividends payable	—	—	652	652	—	652
Contributions from noncontrolling interests	—	—	—	—	6,173	6,173
Distributions to noncontrolling interests	—	—	—	—	(17,451)	(17,451)
Balance at June 30, 2023	299,610,267	$2,996	$8,329,936	$8,332,932	$362,513	$8,695,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
In thousands	2024	2023
Cash flows from operating activities
Net income	$561,674	$1,576,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,259,817	1,028,500
Property impairments	22,186	35,442
Non-cash (gain) loss on derivatives	291,119	(430,496)
Provision for deferred income taxes	48,733	181,992
Equity in net loss of affiliate	2,212	1,158
Net (gain) loss on sale of assets and other	34,532	(347)
Loss on extinguishment of debt	1,600	—
Other, net	417,091	8,429
Changes in assets and liabilities:
Accounts receivable	141,009	206,959
Inventories	(12,008)	(23,616)
Other current assets	(56,048)	(5,077)
Accounts payable trade	(8,018)	(2,342)
Revenues and royalties payable	(119,116)	(222,123)
Accrued liabilities and other	(55,435)	(50,048)
Incentive compensation liability	(90,254)	(129,377)
Current income taxes liability	(83,837)	(95,101)
Other noncurrent assets and liabilities	(5,549)	(14,905)
Net cash provided by operating activities	2,349,708	2,065,511
Cash flows from investing activities
Exploration and development	(1,356,454)	(1,724,460)
Purchase of producing crude oil and natural gas properties	(1,245)	(143,829)
Purchase of other property and equipment	(104,965)	(117,089)
Proceeds from sale of assets	450,625	7,402
Contributions to unconsolidated affiliates	(8,227)	(18,075)
Net cash used in investing activities	(1,020,266)	(1,996,051)
Cash flows from financing activities
Credit facility borrowings	2,012,000	3,222,000
Repayment of credit facility	(1,622,000)	(2,761,000)
Redemption of senior notes	(893,126)	(636,000)
Repayment of other debt	(751,237)	(1,195)
Debt issuance costs	—	(242)
Contributions from noncontrolling interests	17,208	4,822
Distributions to noncontrolling interests	(12,608)	(19,619)
Dividends paid on common stock	(2,342)	(2,051)
Net cash used in financing activities	(1,252,105)	(193,285)
Net change in cash and cash equivalents	77,337	(123,825)
Cash and cash equivalents at beginning of period	26,397	137,788
Cash and cash equivalents at end of period	$103,734	$13,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Business

Nature of Business

Continental Resources, Inc. (the “Company”) was formed in 1967 and is incorporated under the laws of the State of Oklahoma. The Company’s principal business is the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. Additionally, the Company pursues the acquisition and management of perpetually owned minerals located in certain of its key operating areas. For the six months ended June 30, 2024, crude oil accounted for 54% of the Company’s total production and 88% of its crude oil, natural gas, and natural gas liquids revenues.

Voluntary Filer

The Company is privately owned by its founder, Harold G. Hamm, certain members of his family and their affiliated entities (the “Hamm Family”). As of June 30, 2024, the Hamm Family holds approximately 299.6 million shares of common stock of the Company. As a privately held company, certain of the corporate governance, disclosure, and other provisions applicable to a company with listed equity securities and reporting obligations under the Securities Exchange Act of 1934 do not apply to us. We continue to furnish Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K with the SEC as required by our senior note indentures.

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

The condensed consolidated financial statements as of June 30, 2024 and for the three and six month periods ended June 30, 2024 and 2023 are unaudited. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited balance sheet included in the 2023 Form 10-K. The Company evaluated its June 30, 2024 financial statements for subsequent events through August 5, 2024, the date the financial statements were available to be issued.

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

	Six months ended June 30,
In thousands	2024	2023
Supplemental cash flow information:
Cash paid for interest	$153,652	$203,256
Cash paid for income taxes (1)	356,201	346,253
Cash received for income tax refunds	3,266	2
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	11,302	641

(1)
Amounts represent estimated quarterly payments for U.S. federal and state income taxes based on estimates of taxable income for the year.

As of June 30, 2024 and December 31, 2023, the Company had $362.4 million and $367.2 million, respectively, of accrued capital expenditures included in “Net property and equipment” with an offsetting amount in “Accounts payable trade” in the condensed consolidated balance sheets.

Note 4. Revenues

The following table presents the disaggregation of the Company's crude oil and natural gas revenues by operating area for the three and six months ended June 30, 2024 and 2023. Sales of natural gas and NGLs are combined, as a substantial majority of the Company's natural gas sales contracts represent wellhead sales of unprocessed gas.

	Three months ended June 30, 2024			Three months ended June 30, 2023
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken	$907,513	$53,899	$961,412	$846,326	$59,783	$906,109
Anadarko Basin	274,101	119,015	393,116	265,008	138,578	403,586
Powder River Basin	105,268	8,605	113,873	95,422	7,847	103,269
Permian Basin	379,808	11,921	391,729	312,968	16,853	329,821
All other	41,643	15	41,658	46,802	34	46,836
Crude oil, natural gas, and natural gas liquids sales	$1,708,333	$193,455	$1,901,788	$1,566,526	$223,095	$1,789,621

	Six months ended June 30, 2024			Six months ended June 30, 2023
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken	$1,798,687	$141,346	$1,940,033	$1,643,245	$212,668	$1,855,913
Anadarko Basin	516,025	273,299	789,324	465,989	358,798	824,787
Powder River Basin	222,542	22,435	244,977	196,170	22,104	218,274
Permian Basin	724,453	31,261	755,714	556,574	35,706	592,280
All other	81,533	50	81,583	89,984	103	90,087
Crude oil, natural gas, and natural gas liquids sales	$3,343,240	$468,391	$3,811,631	$2,951,962	$629,379	$3,581,341

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Derivative Instruments

From time to time the Company enters into derivative contracts to economically hedge against the variability in cash flows associated with future sales of production. The Company recognizes its derivative instruments on the balance sheet as either assets or liabilities measured at fair value. The estimated fair value is based upon various factors, as described in Note 6. Fair Value Measurements.

At June 30, 2024 the Company had outstanding derivative contracts as set forth in the tables below.

Natural gas derivatives
Period and Type of Contract	Average Volumes Hedged		Weighted Average Hedge Price ($/MMBtu)
July 2024 - Sept 2024
Swaps - Henry Hub	660,000	MMBtus/day	$3.38
Swaps - WAHA	50,000	MMBtus/day	$2.81
October 2024 - December 2024
Swaps - Henry Hub	697,000	MMBtus/day	$3.38
January 2025 - December 2025
Swaps - Henry Hub	602,000	MMBtus/day	$3.90
January 2026 - December 2026			.
Swaps - Henry Hub	635,000	MMBtus/day	$4.11
January 2027 - December 2027
Swaps - Henry Hub	613,000	MMBtus/day	$3.92

Crude oil derivatives			Weighted Average Hedge Price ($/Bbl)
Period and Type of Contract	Average Volumes Hedged		Roll Swaps	Fixed Swaps
July 2024 - December 2024
Roll Swaps - NYMEX	60,000	Bbls/day	$0.73
Fixed Swaps - WTI	83,000	Bbls/day		$77.55
January 2025 - February 2025
Fixed Swaps - WTI	24,000	Bbls/day		$80.25

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

	Three months ended June 30,		Six months ended June 30,
In thousands	2024	2023	2024	2023
Cash received (paid) on derivatives:
Crude oil fixed price swaps	$(19,677)	$34,653	$(14,848)	$39,751
Crude oil NYMEX roll swaps	(440)	1,167	2,033	2,567
Natural gas basis swaps	—	625	—	$1,982
Natural gas WAHA swaps	17,898	9,351	26,922	9,363
Natural gas fixed price swaps	89,677	77,924	152,478	93,626
Natural gas collars	—	—	16,069	$24,380
Natural gas 3-way collars	—	—	—	$3,741
Cash received (paid) on derivatives, net	87,458	123,720	182,654	175,410
Non-cash gain (loss) on derivatives:
Crude oil fixed price swaps	33,569	74,090	(167,480)	152,629
Crude oil NYMEX roll swaps	1,578	(109)	(8,676)	(717)
Natural gas basis swaps	—	140	—	(6,601)
Natural gas WAHA swaps	(12,846)	(26,430)	(13,175)	(10,759)
Natural gas fixed price swaps	(105,030)	50,299	(89,865)	265,991
Natural gas collars	—	1,417	(11,923)	30,551
Natural gas 3-way collars	—	—	—	(598)
Non-cash gain (loss) on derivatives, net	(82,729)	99,407	(291,119)	430,496
Gain (loss) on derivative instruments, net	$4,729	$223,127	$(108,465)	$605,906

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

In thousands	June 30, 2024	December 31, 2023
Commodity derivative assets:
Gross amounts of recognized assets	$261,433	$510,375
Gross amounts offset on balance sheet	(17,814)	(1,862)
Net amounts of assets on balance sheet	243,619	508,513
Commodity derivative liabilities:
Gross amounts of recognized liabilities	(44,624)	(2,448)
Gross amounts offset on balance sheet	17,814	1,862
Net amounts of liabilities on balance sheet	$(26,810)	$(586)

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed consolidated balance sheets.

In thousands	June 30, 2024	December 31, 2023
Derivative assets	$129,079	$353,261
Derivative assets, noncurrent	114,540	155,252
Net amounts of assets on balance sheet	243,619	508,513
Derivative liabilities	(26,678)	—
Derivative liabilities, noncurrent	(132)	(586)
Net amounts of liabilities on balance sheet	(26,810)	(586)
Total derivative assets (liabilities), net	$216,809	$507,927

Note 6. Fair Value Measurements

Derivative Instruments

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

The following tables summarize the valuation of derivative instruments by pricing levels that were accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

	Fair value measurements at June 30, 2024 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Crude oil fixed price swaps	$—	$(21,235)	$—	$(21,235)
Crude oil NYMEX roll swaps	—	(1,789)	—	(1,789)
Natural gas WAHA swaps	—	8,348	—	8,348
Natural gas fixed price swaps	—	231,485	—	231,485
Natural gas collars	—	—	—	—
Total	$—	$216,809	$—	$216,809

	Fair value measurements at December 31, 2023 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Crude oil fixed price swaps	$—	$146,243	$—	$146,243
Crude oil NYMEX roll swaps	—	6,888	—	6,888
Natural gas WAHA swaps	—	21,523	—	21,523
Natural gas fixed price swaps	—	321,350	—	321,350
Natural gas collars	—	11,923	—	11,923
Total	$—	$507,927	$—	$507,927

Stock Redemption Option

In conjunction with estate planning for Harold G. Hamm, in June 2024 Continental entered into a Redemption Agreement with Mr. Hamm and certain members of his family whereby, following Mr. Hamm’s passing, his estate may, but is not obligated to, elect from

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

time-to-time to require Continental to redeem sufficient shares to enable the estate to fund the payment of estate taxes and interest as they become due. Mr. Hamm’s potential estate tax liability is expected to be primarily based on the fair market value his estate assigns to his Continental stock at the time of passing. Mr. Hamm currently owns approximately 52% of Continental’s outstanding common stock. The future value of Continental and resulting estate tax liability are subject to numerous uncertainties and cannot be reasonably quantified at present. The agreement contemplates that Mr. Hamm’s estate will defer and pay the potential estate taxes and related interest in installments over a period of up to 14 years as permitted by the Internal Revenue Code, with the first five years being comprised of interest-only payments and the remaining nine years being comprised of principal and interest payments. Assuming the estate elects to exercise its redemption rights, Continental’s potential obligations are expected to occur over the same 14 year period in conjunction with the estate’s installment payments. The redemption agreement has no specified number of shares to be redeemed, no specified share repurchase price, no fixed duration of time, and no determinable cash flows, all of which are unknown and subject to change based on the tax laws in effect and the value of Continental to be determined after Mr. Hamm’s passing. Although the timing and amount of Continental’s potential obligations under the agreement cannot be reasonably quantified, in the second quarter of 2024 the Company recognized a $388 million liability on its balance sheet within the caption “Other noncurrent liabilities” with a corresponding charge to “Other" of "Other income (expense)” on the statements of income to reflect the intrinsic value of the redemption optionality features contained in the arrangement pursuant to ASC Topic 820, Fair Value Measurement. Such value was determined using simulation models that consider various unobservable inputs and thus represents a Level 3 measurement under the ASC 820 valuation hierarchy.

Note 7. Debt

The Company's debt, net of unamortized discounts, premiums, and debt issuance costs totaling $36.6 million and $41.7 million at June 30, 2024 and December 31, 2023, respectively, consists of the following.

In thousands	June 30, 2024	December 31, 2023
Credit facility	$600,000	$210,000
Term Loan	—	748,092
Notes payable	16,411	17,642
3.8% Senior Notes due 2024	—	892,610
2.268% Senior Notes due 2026	796,294	795,541
4.375% Senior Notes due 2028	994,974	994,327
5.75% Senior Notes due 2031	1,486,305	1,485,460
2.875% Senior Notes due 2032	793,356	792,977
4.9% Senior Notes due 2044	692,571	692,463
Total debt	$5,379,911	$6,629,112
Less: Current portion of long-term debt	2,541	895,105
Long-term debt, net of current portion	$5,377,370	$5,734,007

Credit Facility

The Company has a credit facility, maturing in October 2026, with aggregate lender commitments totaling $2.255 billion. The credit facility is unsecured and has no borrowing base requirement subject to redetermination.

The Company had $600 million of outstanding borrowings on its credit facility at June 30, 2024. Credit facility borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company’s senior, unsecured, long-term indebtedness. The weighted-average interest rate on outstanding credit facility borrowings at June 30, 2024 was 6.9%.

The Company had approximately $1.65 billion of borrowing availability on its credit facility at June 30, 2024 after considering outstanding borrowings and letters of credit. The Company incurs commitment fees based on currently assigned credit ratings of 0.20% per annum on the daily average amount of unused borrowing availability.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The credit facility contains certain restrictive covenants, including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by the sum of net debt plus total shareholders' equity plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014. The Company was in compliance with the credit facility covenants at June 30, 2024.

Senior Notes

In June 2024, the Company fully redeemed its outstanding $893.1 million of 2024 Notes that were scheduled to mature on June 1, 2024. The redemption price was equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date. The aggregate of the principal amount and accrued interest paid upon redemption was $910.1 million.

The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at June 30, 2024.

	2026 Notes	2028 Notes	2031 Notes	2032 Notes	2044 Notes
Face value (in thousands)	$800,000	$1,000,000	$1,500,000	$800,000	$700,000
Maturity date	November 15, 2026	January 15, 2028	January 15, 2031	April 1, 2032	June 1, 2044
Interest payment dates	May 15, Nov 15	Jan 15, July 15	Jan 15, July 15	April 1, Oct 1	June 1, Dec 1
Make-whole redemption period (1)	Nov 15, 2023	Oct 15, 2027	July 15, 2030	January 1, 2032	Dec 1, 2043

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

The indentures governing the Company’s senior notes contain covenants that, among other things, limit the Company’s ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, or consolidate, merge or transfer certain assets. These covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at June 30, 2024.

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

Term Loan

In November 2022, the Company borrowed $750 million under a three-year term loan agreement that was scheduled to mature in November 2025. The Company repaid $100 million of the term loan during the three months ended March 31, 2024 and repaid the remaining $650 million during the three months ended June 30, 2024.

Note 8. Commitments and Contingencies

Transportation, gathering, and processing commitments – The Company has entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. Certain of the commitments, which have varying terms extending as far as 2031, require the Company to pay per-unit transportation, gathering, or processing charges regardless of the amount of capacity used. Future commitments remaining as of June 30, 2024 under the arrangements amount to approximately $990 million, of which $213 million is expected to be incurred in the remainder of 2024, $278

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

million in 2025, $218 million in 2026, $203 million in 2027, $70 million in 2028, and $8 million thereafter. A portion of these future costs will be borne by other interest owners. The Company is not committed under the above contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future. These commitments do not qualify as leases under ASC Topic 842 and are not recognized on the Company's balance sheet.

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

In January 2023, FourWorld Deep Value Opportunities Fund I, LLC, FourWorld Event Opportunities, LP, FW Deep Value Opportunities I, LLC, FourWorld Global Opportunities Fund, Ltd., FourWorld Special Opportunities Fund, LLC, Corbin ERISA Opportunity Fund Ltd., and Quadre Investments, L.P. (collectively, “FourWorld”), all former shareholders of the Company, filed a petition in the District Court of Oklahoma County, Oklahoma, seeking appraisal of their respective shares of the Company’s common stock in connection with the take-private transaction. In April 2024, Quadre Investments, L.P. filed a voluntary dismissal with prejudice. The Company continues to vigorously defend itself against these claims.

Note 9. Long-Term Incentive Compensation

The Company has granted incentive compensation awards to employees pursuant to the Continental Resources, Inc. 2022 Long-Term Incentive Plan. Awards granted prior to 2024 generally vest after three years of employee service. Awards granted in 2024 and thereafter generally vest annually, in one-third increments, over three years of employee service. The Company intends to settle all outstanding incentive awards vesting in the future in cash and, thus, the awards are classified as liability awards pursuant to ASC Topic 718, Compensation—Stock Compensation.

At June 30, 2024, the Company had recorded a current liability of $57.6 million and a non-current liability of $24.4 million in the captions “Current portion of incentive compensation liability” and “Incentive compensation liability, noncurrent,” respectively, in the condensed consolidated balance sheets associated with the awards. Such amounts reflect the Company’s estimate of expected future cash payments multiplied by the percentage of requisite service periods that employees have completed as of June 30, 2024. The Company’s compensation expense associated with such awards totaled $20.8 million and $12.7 million for the three months ended June 30, 2024 and 2023, respectively, and $53.3 million and $13.6 million for the six months ended June 30, 2024 and 2023, respectively, which is included in the caption “General and administrative expenses” in the condensed consolidated statements of income. As of June 30, 2024, there was approximately $122.5 million of unrecognized liabilities and compensation expense related to unvested awards, which are expected to be recognized over a weighted average period of 1.5 years.

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

Second Quarter 2024 Financial and Operating Metrics

Commodity prices have remained volatile due to various factors, some of which include global supply and demand, global inventory levels, and regional conflicts. Average NYMEX oil and natural gas prices for the periods presented are shown in the table below.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Average NYMEX prices:
WTI Crude oil ($/Bbl)	$81.81	$73.54	$79.69	$74.73
Henry Hub natural gas ($/Mcf)	$2.06	$2.16	$2.10	$2.40

The following table contains financial and operating metrics for the periods presented. Average sales prices exclude any effect of derivative transactions. Per-unit expenses have been calculated using sales volumes.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Average daily production:
Crude oil (Bbl per day)	231,646	235,581	234,777	220,987
Natural gas (Mcf per day) (1)	1,212,286	1,242,815	1,208,359	1,224,396
Crude oil equivalents (Boe per day)	433,693	442,716	436,170	425,053
Average sales prices:
Crude oil ($/Bbl)	$80.22	$72.75	$78.08	$74.13
Natural gas ($/Mcf) (1)	$1.75	$1.97	$2.13	$2.84
Production expenses ($/Boe)	$4.60	$4.32	$4.67	$4.64
Production and ad valorem taxes (% of net crude oil and natural gas sales)	8.3%	8.3%	8.2%	8.1%
Depreciation, depletion, amortization and accretion ($/Boe)	$15.79	$13.62	$15.85	$13.38
Total general and administrative expenses ($/Boe)	$1.63	$1.36	$1.85	$1.54

(1)
Natural gas production volumes, sales volumes, and sales prices presented throughout management's discussion and analysis reflect the combined value for natural gas and natural gas liquids.

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Results of Operations

The following table presents selected financial and operating information for the periods presented.

	Three months ended June 30,
In thousands	2024	2023
Crude oil, natural gas, and natural gas liquids sales	$1,901,788	$1,789,621
Gain (loss) on derivative instruments, net	4,729	223,127
Crude oil and natural gas service operations	20,430	24,243
Total revenues	1,926,947	2,036,991
Operating costs and expenses	(1,185,359)	(1,049,756)
Other expenses, net	(457,660)	(102,543)
Income before income taxes	283,928	884,692
Provision for income taxes	(148,535)	(193,388)
Income before equity in net loss of affiliate	135,393	691,304
Equity in net loss of affiliate	(1,305)	(495)
Net income	134,088	690,809
Net income (loss) attributable to noncontrolling interests	(191)	(4)
Net income attributable to Continental Resources	$134,279	$690,813

Production volumes:
Crude oil (MBbl)	21,079	21,438
Natural gas (MMcf)	110,318	113,096
Crude oil equivalents (MBoe)	39,466	40,287
Sales volumes:
Crude oil (MBbl)	21,294	21,534
Natural gas (MMcf)	110,318	113,096
Crude oil equivalents (MBoe)	39,681	40,383

Production

The following table summarizes the changes in our average daily Boe production by major operating area for the second quarter period.

Boe production per day	2Q 2024	2Q 2023	% Change
Bakken	195,470	195,595	(0)%
Anadarko Basin	141,034	157,933	(11)%
Powder River Basin	23,894	23,355	2%
Permian Basin	67,910	60,081	13%
All other	5,385	5,752	(6)%
Total	433,693	442,716	(2)%

The following table summarizes the changes in our production by product for the second quarter period.

	Three months ended June 30,					Volume
	2024		2023		Volume	percent
	Volume	Percent	Volume	Percent	change	change
Crude oil (MBbl)	21,079	53%	21,438	53%	(359)	(2)%
Natural gas (MMcf)	110,318	47%	113,096	47%	(2,778)	(2)%
Total (MBoe)	39,466	100%	40,287	100%	(821)	(2)%

The 2% decreases in both crude oil production and natural gas production in the 2024 second quarter were driven by natural declines in production coupled with planned moderation in capital spending and variation in the timing of new well completions compared to the prior period.

Revenues

Our revenues consist of sales of crude oil, natural gas, and natural gas liquids, gains and losses resulting from changes in the fair value of our derivative instruments, and revenues associated with crude oil and natural gas service operations.

Crude oil, natural gas, and natural gas liquids sales. Sales totaled $1.90 billion for the second quarter of 2024, a 6% increase compared to sales of $1.79 billion for the second quarter of 2023 due to an increase in crude oil sales prices, partially offset by a decrease in sales volumes as discussed below.

Total sales volumes for the second quarter of 2024 decreased 702 MBoe, or 2%, compared to the second quarter of 2023 due to the previously described decrease in production volumes. For the second quarter of 2024, our crude oil sales volumes decreased 1% and our natural gas sales volumes decreased 2% compared to the second quarter of 2023.

Our crude oil sales prices averaged $80.22 per barrel in the second quarter of 2024 compared to $72.75 per barrel for the second quarter of 2023. Our natural gas sales prices averaged $1.75 per Mcf for the second quarter of 2024 compared to $1.97 per Mcf for the second quarter of 2023.

Derivatives. Changes in settled and future commodity prices during the second quarter of 2024 had a net favorable impact on the fair value of our derivatives, which resulted in positive revenue adjustments totaling $4.7 million for the period, representing $87.5 million of cash gains partially offset by $82.7 million of unsettled non-cash losses, compared to positive revenue adjustments totaling $223.1 million in the second quarter of 2023.

Operating Costs and Expenses

Production Expenses. Production expenses increased $8.3 million, or 5%, to $182.7 million for the second quarter of 2024 compared to $174.4 million for the second quarter of 2023 due to an increase in the number of producing wells from drilling and completion activities and higher workover-related activities aimed at enhancing production from producing properties. Production expenses on a per-Boe basis averaged $4.60 per Boe for the second quarter of 2024 compared to $4.32 per Boe for the second quarter of 2023.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased $7.7 million, or 5%, to $149.4 million for the second quarter of 2024 compared to $141.7 million for the second quarter of 2023 due to the previously described increase in total commodity revenues. Our production taxes as a percentage of net sales averaged 8.3% for the second quarter of 2024, consistent with 8.3% for the second quarter of 2023.

Transportation, gathering, processing, and compression. These charges increased $11.0 million, or 14%, to $91.5 million for the second quarter of 2024 compared to $80.5 million for the second quarter of 2023 due to changes in marketing terms and arrangements utilized between periods and an increase in our working interest share of cost burdens in certain operating areas.

Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $76.4 million, or 14%, to $626.6 million for the second quarter of 2024 compared to $550.2 million for the second quarter of 2023 due to an increase in our DD&A rate per Boe as further discussed below. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Three months ended June 30,
$/Boe	2024	2023
Crude oil and natural gas	$15.14	$13.11
Other equipment	0.51	0.43
Asset retirement obligation accretion	0.14	0.08
Depreciation, depletion, amortization and accretion	$15.79	$13.62

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

Certain of our proved reserves have been revised downward over the past year prompted by decreases in rolling twelve-month average SEC commodity prices and other factors, which contributed to an increase in our DD&A rate for crude oil and natural gas properties along with variation in the mix of sales volumes across the Company’s operating areas between periods.

Property Impairments. Total property impairments decreased $12.3 million to $10.1 million for the second quarter of 2024 compared to $22.4 million for the second quarter of 2023 primarily due to the recognition of $10.3 million of proved property impairments in the prior period with no proved property impairments being recognized in the current period.

General and Administrative Expenses. Total G&A expenses increased $9.5 million, or 17%, to $64.6 million for the second quarter of 2024 compared to $55.1 million for the second quarter of 2023.

Total G&A expenses include charges for long-term incentive compensation awards of $20.8 million and $12.7 million for the second quarters of 2024 and 2023, respectively. This increase was due to an increase in estimated incentive compensation payment obligations arising from new grants and an increase in the value of outstanding awards as of June 30, 2024 compared to the June 30, 2023 valuation date.

G&A expenses other than incentive compensation awards totaled $43.8 million for the second quarter of 2024, consistent with $42.4 million for the second quarter of 2023.

The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Three months ended June 30,
$/Boe	2024	2023
General and administrative expenses	$1.11	$1.05
Long-term incentive compensation awards	0.52	0.31
Total general and administrative expenses	$1.63	$1.36

Interest Expense. Interest expense decreased $33.6 million, or 32%, to $71.8 million for the second quarter of 2024 compared to $105.4 million for the second quarter of 2023 due to a decrease in our weighted average outstanding debt balance from $8.3 billion for the second quarter of 2023 to $6.1 billion for the second quarter of 2024. This decrease was driven by debt reduction throughout the past year, including the reduction of credit facility borrowings, the repayment of our $750 million term loan, and the redemption of our $893 million of 2024 Notes.

Other income (expense)—Other. See Note 6. Fair Value Measurements—Stock Redemption Option in Notes to Unaudited Condensed Consolidated Financial Statements.

Income Taxes. For the second quarters of 2024 and 2023 we provided for income taxes at a combined federal and state tax rate of 23.5% of our pre-tax income. We recorded income tax provisions of $148.5 million and $193.4 million for the second quarters of 2024 and 2023, respectively, which resulted in effective tax rates of 52.3% and 21.9%, respectively, after taking into account the application of statutory tax rates, permanent taxable differences primarily related to the stock redemption option that impacted our effective tax rate for the second quarter of 2024 by 28.7%, estimated tax credits, and other items.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Results of Operations

The following table presents selected financial and operating information for the periods presented.

	Six months ended June 30,
In thousands	2024	2023
Crude oil, natural gas, and natural gas liquids sales	$3,811,631	$3,581,341
Gain (loss) on derivative instruments, net	(108,465)	605,906
Crude oil and natural gas service operations	44,325	43,597
Total revenues	3,747,491	4,230,844
Operating costs and expenses	(2,386,699)	(2,019,609)
Other expenses, net	(534,317)	(200,470)
Income before income taxes	826,475	2,010,765
Provision for income taxes	(262,589)	(433,144)
Income before equity in net loss of affiliate	563,886	1,577,621
Equity in net loss of affiliate	(2,212)	(1,158)
Net income	561,674	1,576,463
Net income attributable to noncontrolling interests	273	1,353
Net income attributable to Continental Resources	$561,401	$1,575,110

Production volumes:
Crude oil (MBbl)	42,729	39,999
Natural gas (MMcf)	219,921	221,616
Crude oil equivalents (MBoe)	79,383	76,935
Sales volumes:
Crude oil (MBbl)	42,818	39,820
Natural gas (MMcf)	219,921	221,616
Crude oil equivalents (MBoe)	79,472	76,756

Production

The following table summarizes the changes in our average daily Boe production by major operating area for the year to date period.

Boe production per day	YTD 6/30/2024	YTD 6/30/2023	% Change
Bakken	198,468	187,483	6%
Anadarko Basin	141,390	155,258	(9)%
Powder River Basin	25,216	23,344	8%
Permian Basin	65,699	53,155	24%
All other	5,397	5,813	(7)%
Total	436,170	425,053	3%

The following table summarizes the changes in our production by product for the year to date period.

	Six months ended June 30,					Volume
	2024		2023		Volume	percent
	Volume	Percent	Volume	Percent	change	change
Crude oil (MBbl)	42,729	54%	39,999	52%	2,730	7%
Natural gas (MMcf)	219,921	46%	221,616	48%	(1,695)	(1)%
Total (MBoe)	79,383	100%	76,935	100%	2,448	3%

The 7% increase in crude oil production and 1% decrease in natural gas production for year to date 2024 compared to year to date 2023 was driven by an increase in allocation of capital to oil-weighted projects in our operating areas and variation in the timing of new well completions between years.

Revenues

Crude oil, natural gas, and natural gas liquids sales. Sales for year to date 2024 totaled $3.81 billion, a 6% increase compared to $3.58 billion for the comparable 2023 period driven by increases in crude oil sales prices and crude oil sales volumes as discussed below.

Total sales volumes for year to date 2024 increased 2,716 MBoe, or 4%, compared to year to date 2023 primarily due to the previously described increase in crude oil production volumes. For year to date 2024, our crude oil sales volumes increased 8% while our natural gas sales volumes decreased 1% compared to year to date 2023.

Our crude oil sales prices averaged $78.08 per barrel for year to date 2024 compared to $74.13 per barrel for year to date 2023. Our natural gas sales prices averaged $2.13 per Mcf for year to date 2024 compared to $2.84 per Mcf for year to date 2023.

Derivatives. Changes in settled and future commodity prices during the six months ended June 30, 2024 had a net unfavorable impact on the fair value of our derivatives, which resulted in negative revenue adjustments totaling $108.5 million for the period, representing $182.7 million of cash gains more than offset by $291.1 million of unsettled non-cash losses, compared to positive revenue adjustments totaling $605.9 million in the comparable 2023 period.

Operating Costs and Expenses

Production Expenses. Production expenses increased $15.0 million, or 4%, to $371.4 million for year to date 2024 compared to $356.4 million for year to date 2023 due to an increase in the number of producing wells from drilling and completion activities, costs associated with adverse winter weather conditions in the Bakken and Powder River Basin in the 2024 first quarter, and higher workover-related activities aimed at enhancing production from producing properties. Production expenses on a per-Boe basis averaged $4.67 per Boe for year to date 2024, consistent with $4.64 per Boe for year to date 2023.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased $18.7 million, or 7%, to $296.5 million for year to date 2024 compared to $277.8 million for year to date 2023 due to the previously described increase in total commodity revenues. Our production taxes as a percentage of net sales averaged 8.2% for year to date 2024, consistent with 8.1% for year to date 2023.

Transportation, gathering, processing, and compression. These charges increased $41.0 million, or 26%, to $199.4 million for year to date 2024 compared to $158.4 million for year to date 2023 due to changes in marketing terms and arrangements utilized between periods and an increase in our working interest share of cost burdens in certain operating areas.

Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $232.7 million, or 23%, to $1.3 billion for year to date 2024 compared to $1.0 billion for year to date 2023 due to a 4% increase in total sales volumes, the previously described increase in our DD&A rate per Boe, and variation in the mix of sales volumes across the Company’s operating areas between periods. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Six months ended June 30,
$/Boe	2024	2023
Crude oil and natural gas	$15.21	$12.86
Other equipment	0.50	0.43
Asset retirement obligation accretion	0.14	0.09
Depreciation, depletion, amortization and accretion	$15.85	$13.38

Property Impairments. Total property impairments decreased $13.2 million to $22.2 million for year to date 2024 compared to $35.4 million for year to date 2023 primarily due to the recognition of $10.3 million of proved property impairments in the prior period with no proved property impairments being recognized in the current period.

General and Administrative Expenses. Total G&A expenses increased $28.5 million, or 24%, to $146.9 million for year to date 2024 compared to $118.4 million for year to date 2023.

Total G&A expenses include charges for long-term incentive compensation awards of $53.3 million and $13.6 million for the year to date periods of 2024 and 2023, respectively. This increase was due to an increase in estimated incentive compensation payment obligations arising from new grants, an increase in the value of outstanding awards as of June 30, 2024 compared to the June 30, 2023 valuation date, and a greater amount of forfeiture reversals of expense during the 2023 period.

G&A expenses other than incentive compensation awards totaled $93.6 million for year to date 2024, a decrease of $11.2 million compared to $104.8 million for year to date 2023 primarily due to changes in the nature and timing of employee-related costs and benefits recognized between periods and higher overhead recoveries from joint interest owners associated with our drilling, completion, and production activities compared to the prior period.

The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Six months ended June 30,
$/Boe	2024	2023
General and administrative expenses	$1.18	$1.36
Long-term incentive compensation awards	0.67	0.18
Total general and administrative expenses	$1.85	$1.54

Interest Expense. Interest expense decreased $53.5 million, or 26%, to $151.6 million for year to date 2024 compared to $205.1 million for year to date 2023 due to a decrease in our weighted average outstanding debt balance from $8.3 billion for year to date 2023 to $6.3 billion for year to date 2024. This decrease was driven by debt reduction throughout the past year, including the reduction of credit facility borrowings, the repayment of our $750 million term loan, and the redemption of our $893 million of 2024 Notes.

Other income (expense)—Other. See Note 6. Fair Value Measurements—Stock Redemption Option in Notes to Unaudited Condensed Consolidated Financial Statements.

Income Taxes. For the six months ended June 30, 2024 and 2023 we provided for income taxes at a combined federal and state tax rate of 23.5% of our pre-tax income. We recorded income tax provisions of $262.6 million and $433.1 million for the year to date periods of 2024 and 2023, respectively, which resulted in effective tax rates of 31.8% and 21.5%, respectively, after taking into account the application of statutory tax rates, permanent taxable differences primarily related to the stock redemption option that impacted our effective tax rate for the year to date period of 2024 by 9.9%, estimated tax credits, and other items.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows generated from operating activities, financing provided by our credit facility, and the issuance of debt securities. Additionally, asset dispositions and joint development arrangements have provided a source of cash flow for use in reducing debt and enhancing liquidity.

At July 31, 2024, we had $350 million of outstanding borrowings and $1.9 billion of borrowing availability under our credit facility. Our credit facility, which is unsecured and has no borrowing base subject to redetermination, does not mature until October 2026.

Based on our planned capital spending, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our credit facility and senior note indentures. Further, based on current market indications, we expect to meet our contractual cash commitments to third parties as of June 30, 2024, including those subsequently described under the heading Future Capital Requirements, recognizing we may be required to meet such commitments even if our business plan assumptions were to change. We monitor our capital spending closely based on actual and projected cash flows and have the ability to reduce spending or dispose of assets if needed to preserve liquidity and financial flexibility to fund our operations.

Cash Flows

Cash flows from operating activities

Net cash provided by operating activities increased $284 million, or 14%, to $2.35 billion for year to date 2024 compared to $2.07 billion for year to date 2023. The increase was primarily driven by our $230 million increase in crude oil, natural gas and NGL revenues. In addition, our cash payments for interest on outstanding debt decreased $50 million compared to the prior year to date period. These improvements in operating cash flows were partially offset by previously described increases in certain cash operating expenses including a $15 million increase in production expenses, a $19 million increase in production and ad valorem taxes, a $41 million increase in transportation, gathering, processing, and compression expenses, and a $10 million increase in cash payments for income taxes.

Cash flows from investing activities

Net cash used in investing activities totaled $1.02 billion for year to date 2024 compared to $2.00 billion for year to date 2023. Our investing cash flows for year to date 2024 included $1.36 billion of exploration and development costs compared to $1.72 billion for year to date 2023, reflecting variation in the timing of our capital spending between periods. For full year 2024 our capital expenditures budget attributable to us is $3.4 billion compared to $3.3 billion of non-acquisition capital spending in full year 2023. In addition, net cash used in investing activities was further decreased by lower acquisitions of producing crude oil and natural gas properties, with $1.2 million acquired for year to date 2024 compared to $143.8 million acquired for year to date 2023. Proceeds received from the sale of assets also increased by $443.2 million for year to date 2024 compared to the prior year to date period.

Cash flows from financing activities

Net cash used in financing activities for year to date 2024 totaled $1.25 billion, primarily consisting of $1.25 billion of net repayments of outstanding debt and $12.6 million of cash distributed to noncontrolling interests.

Net cash used in financing activities for year to date 2023 totaled $193.3 million, primarily consisting of $175 million of net repayments on outstanding debt and $19.6 million of cash distributed to noncontrolling interests.

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

We were in compliance with our credit facility covenants at June 30, 2024 and expect to maintain compliance. At June 30, 2024, our consolidated net debt to total capitalization ratio was 0.31. We do not believe the credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing if needed to support our business.

Future Capital Requirements

Our material future cash requirements are summarized below. Based on current market indications, we expect to meet our contractual cash commitments to third parties as of June 30, 2024, recognizing we may be required to meet such commitments even if our business plan assumptions were to change.

Senior notes

Our debt includes outstanding senior note obligations totaling $4.8 billion at June 30, 2024, exclusive of interest payment obligations thereon. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. We have no near-term senior note maturities, with our earliest scheduled maturity being our $800 million of 2026 Notes due in November 2026. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 7. Debt in Notes to Unaudited Condensed Consolidated Financial Statements.

We were in compliance with our senior note covenants at June 30, 2024 and expect to maintain compliance. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt do not trigger additional senior note covenants.

Credit facility borrowings

As of July 31, 2024, we had $350 million of outstanding borrowings on our credit facility. Our credit facility matures in October 2026.

Transportation, gathering, and processing commitments

We have entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities that require us to pay per-unit charges regardless of the amount of capacity used. Future commitments remaining as of June 30, 2024 under the arrangements amount to approximately $990 million. See Note 8. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Capital expenditures

Our capital expenditures budget for 2024 is expected to be $3.4 billion. Costs of acquisitions and investments are not budgeted, with the exception of planned levels of spending for mineral acquisitions.

For the six months ended June 30, 2024, we invested $1.4 billion in our capital program, excluding $17 million of unbudgeted acquisitions and $19 million of mineral acquisitions attributable to Franco-Nevada.

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

Cash payments for income taxes

For the six months ended June 30, 2024, we made cash payments for federal and state income taxes totaling $356 million, representing payments associated with 2023 tax return filing extensions and estimated quarterly payments for 2024 federal and state income taxes based on estimates of taxable income for 2024. Significant judgment is involved in estimating future taxable income, as we are required to make assumptions about future commodity prices, projected production, development activities, capital spending, profitability, and general economic conditions, all of which are subject to material revision in future periods as better information becomes available. If commodity prices remain at current levels, we expect to continue generating significant taxable income through at least year-end 2024, which would result in us continuing to make estimated tax payments in the third and fourth quarters of 2024. Because of the significant uncertainty inherent in numerous factors utilized in projecting taxable income, we cannot predict the amount of future income tax payments with certainty.

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

At June 30, 2024 we have recognized a current liability of $57.6 million and a non-current liability of $24.4 million associated with unvested awards granted to employees that are scheduled to vest in 2025, 2026, and 2027. Our recognized liabilities will be remeasured each reporting period leading up to the applicable award vesting dates to reflect additional services rendered by employees and to reflect changes in expected cash payments arising from underlying changes in the value of the Company based on independent third party appraisals.

Stock redemption option

See Note 6. Fair Value Measurements—Stock Redemption Option in Notes to Unaudited Condensed Consolidated Financial Statements.

Derivative Instruments

The fair value of our derivative instruments at June 30, 2024 was a net asset of $216.8 million. See Note 5. Derivative Instruments in Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of our hedging activities, including a summary of derivative contracts in place as of June 30, 2024. The estimated fair value of our derivatives is highly sensitive to market price volatility and therefore subject to significant fluctuations from period to period. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for information on how hypothetical changes in commodity prices would impact the fair value of our derivatives as of June 30, 2024.

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

Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of crude oil, natural gas, and natural gas liquids. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas and natural gas liquids production. Commodity prices have been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including differences between product prices at sales points and the applicable index prices. Based on our average daily production for the six months ended June 30, 2024, and excluding the effect of derivative instruments in place, our annual revenue would increase or decrease by approximately $857 million for each $10.00 per barrel change in crude oil prices at June 30, 2024 and $441 million for each $1.00 per Mcf change in natural gas prices at June 30, 2024.

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

The fair value of our derivative instruments at June 30, 2024 was a net asset of $216.8 million, which is comprised of a $239.8 million net asset associated with our natural gas derivatives partially offset by a $23.0 million net liability associated with our crude oil derivatives. The following table shows how a hypothetical +/- 10% change in the underlying forward prices used to calculate the fair value of our derivatives would impact the fair value estimates as of June 30, 2024.

		Hypothetical Fair Value
In thousands	Change in Forward Price	Asset (Liability)
Crude Oil	-10%	$107,422
Crude Oil	+10%	$(153,471)
Natural Gas	-10%	$499,198
Natural Gas	+10%	$(19,532)

Changes in the fair value of our derivatives from the above price sensitivities would produce a corresponding change in our total revenues.

Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($1.1 billion in receivables at June 30, 2024), and our joint interest and other receivables ($311 million at June 30, 2024).

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

Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $42 million at June 30, 2024, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on a co-owner's interest in the well, to net production proceeds against amounts owed in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

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

We had $350 million of variable rate borrowings outstanding on our credit facility at July 31, 2024. The impact of a 0.25% increase in interest rates on this amount of debt would result in increased interest expense and reduced income before income taxes of approximately $0.9 million per year.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of June 30, 2024 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2024, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CONTINENTAL RESOURCES, INC.

Date:	August 5, 2024	By:	/s/ John D. Hart
John D. Hart
Chief Financial Officer and Executive Vice President of Strategic Planning (Duly Authorized Officer and Principal Financial Officer)