Form 10-Q
period 2024-09-30
CONTINENTAL RESOURCES, INC
filed 2024-11-12
CIK 732834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of September 30, 2024, there are no publicly traded common shares of Continental Resources, Inc.

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

iii

PART I. Financial Information

ITEM 1. Financial Statements

Continental Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
In thousands, except par values and share data	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,793	$26,397
Receivables:
Crude oil, natural gas, and natural gas liquids sales	970,420	1,196,262
Joint interest and other	325,351	350,907
Allowance for credit losses	(3,915)	(3,172)
Receivables, net	1,291,856	1,543,997
Derivative assets	215,069	353,261
Inventories	193,246	190,762
Prepaid expenses and other	124,238	33,450
Total current assets	1,857,202	2,147,867
Net property and equipment, based on successful efforts method of accounting	19,729,508	19,786,889
Investment in unconsolidated affiliates	259,473	240,484
Operating lease right-of-use assets	24,976	38,656
Derivative assets, noncurrent	167,699	155,252
Other noncurrent assets	17,842	18,293
Total assets	$22,056,700	$22,387,441
Liabilities and equity
Current liabilities:
Accounts payable trade	$912,138	$835,012
Revenues and royalties payable	585,547	768,381
Accrued liabilities and other	343,136	354,537
Current portion of incentive compensation liability	66,498	130,583
Current portion of income tax liabilities	—	84,556
Derivative liabilities	2	—
Current portion of operating lease liabilities	7,823	18,112
Current portion of long-term debt	2,564	895,105
Total current liabilities	1,917,708	3,086,286
Long-term debt, net of current portion	4,963,111	5,734,007
Other noncurrent liabilities:
Deferred income tax liabilities, net	2,836,574	2,867,283
Incentive compensation liability, noncurrent	30,674	41,707
Asset retirement obligations, noncurrent	409,686	391,957
Derivative liabilities, noncurrent	—	586
Operating lease liabilities, noncurrent	16,064	19,482
Other noncurrent liabilities	387,791	36,346
Total other noncurrent liabilities	3,680,789	3,357,361
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized
299,610,267 shares issued and outstanding at September 30, 2024 and December 31, 2023	2,996	2,996
Retained earnings	11,131,184	9,850,687
Total shareholders’ equity attributable to Continental Resources	11,134,180	9,853,683
Noncontrolling interests	360,912	356,104
Total equity	11,495,092	10,209,787
Total liabilities and equity	$22,056,700	$22,387,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2024	2023	2024	2023
Revenues:
Crude oil, natural gas, and natural gas liquids sales	$1,711,932	$2,082,331	$5,523,563	$5,663,672
Gain (loss) on derivative instruments, net	270,001	(335,111)	161,536	270,795
Crude oil and natural gas service operations	24,207	30,119	68,532	73,716
Total revenues	2,006,140	1,777,339	5,753,631	6,008,183

Operating costs and expenses:
Production expenses	193,838	175,804	565,212	532,197
Production and ad valorem taxes	131,753	162,535	428,252	440,364
Transportation, gathering, processing, and compression	89,206	86,873	288,603	245,267
Exploration expenses	3,900	2,835	10,990	10,747
Crude oil and natural gas service operations	20,318	22,364	69,673	61,343
Depreciation, depletion, amortization and accretion	613,940	576,995	1,873,282	1,603,618
Property impairments	12,532	11,027	34,718	46,469
General and administrative expenses	64,630	112,368	211,554	230,752
Net (gain) loss on sale of assets and other	3,439	51,389	37,971	51,041
Total operating costs and expenses	1,133,556	1,202,190	3,520,255	3,221,798
Income from operations	872,584	575,149	2,233,376	2,786,385
Other income (expense):
Interest expense	(63,677)	(100,885)	(215,313)	(306,014)
Loss on extinguishment of debt	—	—	(1,600)	—
Other	49,449	3,902	(331,632)	8,561
	(14,228)	(96,983)	(548,545)	(297,453)
Income before income taxes	858,356	478,166	1,684,831	2,488,932
Provision for income taxes	(138,470)	(105,994)	(401,059)	(539,139)
Income before equity in net loss of affiliate	719,886	372,172	1,283,772	1,949,793
Equity in net loss of affiliate	(769)	(883)	(2,981)	(2,041)
Net income	719,117	371,289	1,280,791	1,947,752
Net income attributable to noncontrolling interests	60	501	333	1,854
Net income attributable to Continental Resources	$719,057	$370,788	$1,280,458	$1,945,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

Three months ended September 30, 2024
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at June 30, 2024	299,610,267	$2,996	$10,412,107	$10,415,103	$363,885	$10,778,988
Net income	—	—	719,057	719,057	60	719,117
Change in dividends payable	—	—	20	20	—	20
Contributions from noncontrolling interests	—	—	—	—	2,149	2,149
Distributions to noncontrolling interests	—	—	—	—	(5,182)	(5,182)
Balance at September 30, 2024	299,610,267	$2,996	$11,131,184	$11,134,180	$360,912	$11,495,092

Nine months ended September 30, 2024
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2023	299,610,267	$2,996	$9,850,687	$9,853,683	$356,104	$10,209,787
Net income	—	—	1,280,458	1,280,458	333	1,280,791
Change in dividends payable	—	—	39	39	—	39
Contributions from noncontrolling interests	—	—	—	—	21,745	21,745
Distributions to noncontrolling interests	—	—	—	—	(17,270)	(17,270)
Balance at September 30, 2024	299,610,267	$2,996	$11,131,184	$11,134,180	$360,912	$11,495,092

Three months ended September 30, 2023
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at June 30, 2023	299,610,267	$2,996	$8,329,936	$8,332,932	$362,513	$8,695,445
Net income	—	—	370,788	370,788	501	371,289
Change in dividends payable	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	2,636	2,636
Distributions to noncontrolling interests	—	—	—	—	(5,341)	(5,341)
Balance at September 30, 2023	299,610,267	$2,996	$8,700,724	$8,703,720	$360,309	$9,064,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity (Continued)

Nine months ended September 30, 2023
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2022	299,610,267	$2,996	$6,754,174	$6,757,170	$372,438	$7,129,608
Net income	—	—	1,945,898	1,945,898	1,854	1,947,752
Change in dividends payable	—	—	652	652	—	652
Contributions from noncontrolling interests	—	—	—	—	8,809	8,809
Distributions to noncontrolling interests	—	—	—	—	(22,792)	(22,792)
Balance at September 30, 2023	299,610,267	$2,996	$8,700,724	$8,703,720	$360,309	$9,064,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
In thousands	2024	2023
Cash flows from operating activities
Net income	$1,280,791	$1,947,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,867,675	1,607,034
Property impairments	34,718	46,469
Non-cash (gain) loss on derivatives	125,161	(61,371)
Provision (benefit) for deferred income taxes	(30,710)	168,368
Equity in net loss of affiliate	2,981	2,041
Net (gain) loss on sale of assets	36,401	51,041
Loss on extinguishment of debt	1,600	—
Other, net	379,049	11,547
Changes in assets and liabilities:
Accounts receivable	250,153	65,699
Inventories	(2,406)	(34,626)
Other current assets	(90,196)	(2,955)
Accounts payable trade	53,685	(30,138)
Revenues and royalties payable	(182,764)	(31,810)
Accrued liabilities and other	(13,501)	(11,837)
Incentive compensation liability	(75,118)	(57,399)
Current income taxes liability	(84,556)	(85,482)
Other noncurrent assets and liabilities	(18,855)	(14,976)
Net cash provided by operating activities	3,534,108	3,569,357
Cash flows from investing activities
Exploration and development	(2,142,748)	(2,798,272)
Purchase of producing crude oil and natural gas properties	(1,246)	(162,022)
Purchase of other property and equipment	(161,188)	(169,649)
Proceeds from sale of assets	467,048	377,428
Contributions to unconsolidated affiliates	(21,473)	(18,624)
Net cash used in investing activities	(1,859,607)	(2,771,139)
Cash flows from financing activities
Credit facility borrowings	3,016,000	4,084,000
Repayment of credit facility	(3,041,000)	(4,313,000)
Redemption of senior notes	(893,126)	(636,000)
Repayment of other debt	(751,863)	(1,799)
Debt issuance costs	—	(242)
Contributions from noncontrolling interests	21,560	7,666
Distributions to noncontrolling interests	(17,334)	(25,326)
Dividends paid on common stock	(2,342)	(2,052)
Net cash used in financing activities	(1,668,105)	(886,753)
Net change in cash and cash equivalents	6,396	(88,535)
Cash and cash equivalents at beginning of period	26,397	137,788
Cash and cash equivalents at end of period	$32,793	$49,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Business

Nature of Business

Continental Resources, Inc. (the “Company”) was formed in 1967 and is incorporated under the laws of the State of Oklahoma. The Company’s principal business is the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. Additionally, the Company pursues the acquisition and management of perpetually owned minerals located in certain of its key operating areas. For the nine months ended September 30, 2024, crude oil accounted for 54% of the Company’s total production and 88% of its crude oil, natural gas, and natural gas liquids revenues.

Voluntary Filer

The Company is privately owned by its founder, Harold G. Hamm, certain members of his family and their affiliated entities (the “Hamm Family”). As of September 30, 2024, the Hamm Family holds approximately 299.6 million shares of common stock of the Company. As a privately held company, certain of the corporate governance, disclosure, and other provisions applicable to a company with listed equity securities and reporting obligations under the Securities Exchange Act of 1934 do not apply to us. We continue to furnish Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K with the SEC as required by our senior note indentures.

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

The condensed consolidated financial statements as of September 30, 2024 and for the three and nine month periods ended September 30, 2024 and 2023 are unaudited. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited balance sheet included in the 2023 Form 10-K. The Company evaluated its September 30, 2024 financial statements for subsequent events through November 12, 2024, the date the financial statements were available to be issued.

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

	Nine months ended September 30,
In thousands	2024	2023
Supplemental cash flow information:
Cash paid for interest	$227,609	$303,011
Cash paid for income taxes (1)	614,401	456,253
Cash received for income tax refunds	3,266	2
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	15,785	9,057

(1)
Amounts represent estimated quarterly payments for U.S. federal and state income taxes based on estimates of taxable income for the year.

As of September 30, 2024 and December 31, 2023, the Company had $386.2 million and $367.2 million, respectively, of accrued capital expenditures included in “Net property and equipment” with an offsetting amount in “Accounts payable trade” in the condensed consolidated balance sheets.

Note 4. Revenues

The following table presents the disaggregation of the Company's crude oil and natural gas revenues by operating area for the three and nine months ended September 30, 2024 and 2023. Sales of natural gas and NGLs are combined, as a substantial majority of the Company's natural gas sales contracts represent wellhead sales of unprocessed gas.

	Three months ended September 30, 2024			Three months ended September 30, 2023
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken	$835,950	$51,336	$887,286	$1,089,502	$79,952	$1,169,454
Anadarko Basin	213,883	112,981	326,864	288,993	168,442	457,435
Powder River Basin	92,570	8,429	100,999	106,407	9,333	115,740
Permian Basin	349,384	11,537	360,921	269,787	23,960	293,747
All other	35,838	24	35,862	45,921	34	45,955
Crude oil, natural gas, and natural gas liquids sales	$1,527,625	$184,307	$1,711,932	$1,800,610	$281,721	$2,082,331

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken	$2,634,637	$192,682	$2,827,319	$2,732,748	$292,621	$3,025,369
Anadarko Basin	729,908	386,280	1,116,188	754,983	527,240	1,282,223
Powder River Basin	315,112	30,864	345,976	302,577	31,437	334,014
Permian Basin	1,073,837	42,798	1,116,635	826,361	59,666	886,027
All other	117,371	74	117,445	135,903	136	136,039
Crude oil, natural gas, and natural gas liquids sales	$4,870,865	$652,698	$5,523,563	$4,752,572	$911,100	$5,663,672

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

At September 30, 2024 the Company had outstanding derivative contracts as set forth in the tables below.

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
October 2024 - December 2024
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

	Three months ended September 30,		Nine months ended September 30,
In thousands	2024	2023	2024	2023
Cash received (paid) on derivatives:
Crude oil fixed price swaps	$18,258	$(24,416)	$3,410	$15,335
Crude oil NYMEX roll swaps	(1,957)	976	76	3,542
Natural gas basis swaps	—	960	—	2,942
Natural gas WAHA swaps	13,262	3,384	40,184	12,747
Natural gas fixed price swaps	74,480	53,110	226,958	146,737
Natural gas collars	—	—	16,069	24,380
Natural gas 3-way collars	—	—	—	3,741
Cash received on derivatives, net	104,043	34,014	286,697	209,424
Non-cash gain (loss) on derivatives:
Crude oil fixed price swaps	113,723	(344,555)	(53,757)	(191,926)
Crude oil NYMEX roll swaps	1,851	(7,006)	(6,825)	(7,723)
Natural gas basis swaps	—	(806)	—	(7,407)
Natural gas WAHA swaps	(8,348)	3,193	(21,523)	(7,566)
Natural gas fixed price swaps	58,732	(24,707)	(31,133)	241,284
Natural gas collars	—	4,756	(11,923)	35,307
Natural gas 3-way collars	—	—	—	(598)
Non-cash gain (loss) on derivatives, net	165,958	(369,125)	(125,161)	61,371
Gain (loss) on derivative instruments, net	$270,001	$(335,111)	$161,536	$270,795

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

In thousands	September 30, 2024	December 31, 2023
Commodity derivative assets:
Gross amounts of recognized assets	$385,901	$510,375
Gross amounts offset on balance sheet	(3,133)	(1,862)
Net amounts of assets on balance sheet	382,768	508,513
Commodity derivative liabilities:
Gross amounts of recognized liabilities	(3,135)	(2,448)
Gross amounts offset on balance sheet	3,133	1,862
Net amounts of liabilities on balance sheet	$(2)	$(586)

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed consolidated balance sheets.

In thousands	September 30, 2024	December 31, 2023
Derivative assets	$215,069	$353,261
Derivative assets, noncurrent	167,699	155,252
Net amounts of assets on balance sheet	382,768	508,513
Derivative liabilities	(2)	—
Derivative liabilities, noncurrent	—	(586)
Net amounts of liabilities on balance sheet	(2)	(586)
Total derivative assets (liabilities), net	$382,766	$507,927

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

The following tables summarize the valuation of derivative instruments by pricing levels that were accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

	Fair value measurements at September 30, 2024 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Crude oil fixed price swaps	$—	$92,488	$—	$92,488
Crude oil NYMEX roll swaps	—	62	—	62
Natural gas WAHA swaps	—	—	—	—
Natural gas fixed price swaps	—	290,216	—	290,216
Natural gas collars	—	—	—	—
Total	$—	$382,766	$—	$382,766

	Fair value measurements at December 31, 2023 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Crude oil fixed price swaps	$—	$146,243	$—	$146,243
Crude oil NYMEX roll swaps	—	6,888	—	6,888
Natural gas WAHA swaps	—	21,523	—	21,523
Natural gas fixed price swaps	—	321,350	—	321,350
Natural gas collars	—	11,923	—	11,923
Total	$—	$507,927	$—	$507,927

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Redemption Option

In conjunction with estate planning for Harold G. Hamm, in June 2024 Continental entered into a Redemption Agreement with Mr. Hamm and certain members of his family whereby, following Mr. Hamm’s passing, his estate may, but is not obligated to, elect from time-to-time to require Continental to redeem sufficient shares to enable the estate to fund the payment of estate taxes and interest as they become due. Mr. Hamm’s potential estate tax liability is expected to be primarily based on the fair market value his estate assigns to his Continental stock at the time of passing. Mr. Hamm currently owns approximately 52% of Continental’s outstanding common stock. The future value of Continental and resulting estate tax liability are subject to numerous uncertainties and cannot be reasonably quantified at present. The agreement contemplates that Mr. Hamm’s estate will defer and pay the potential estate taxes and related interest in installments over a period of up to 14 years as permitted by the Internal Revenue Code, with the first five years being comprised of interest-only payments and the remaining nine years being comprised of principal and interest payments. Assuming the estate elects to exercise its redemption rights, Continental’s potential obligations are expected to occur over the same 14 year period in conjunction with the estate’s installment payments. The redemption agreement has no specified number of shares to be redeemed, no specified share repurchase price, no fixed duration of time, and no determinable cash outflows, all of which are unknown and subject to change based on the tax laws in effect and the value of Continental to be determined after Mr. Hamm’s passing. Although the timing and amount of Continental’s potential obligations under the agreement cannot be reasonably quantified, at September 30, 2024 the Company has recognized a $342 million liability on its balance sheet within the caption “Other noncurrent liabilities” with a corresponding charge to "Other income (expense)—Other” on the statement of income for the nine months ended September 30, 2024 to reflect the intrinsic value of the redemption optionality features contained in the arrangement pursuant to ASC Topic 820, Fair Value Measurement. Such value was determined using simulation models that consider various unobservable inputs and thus represents a Level 3 measurement under the ASC 820 valuation hierarchy.

Note 7. Debt

The Company's debt, net of unamortized discounts, premiums, and debt issuance costs totaling $35.2 million and $41.7 million at September 30, 2024 and December 31, 2023, respectively, consists of the following.

In thousands	September 30, 2024	December 31, 2023
Credit facility	$185,000	$210,000
Term Loan	—	748,092
Notes payable	15,789	17,642
3.8% Senior Notes due 2024	—	892,610
2.268% Senior Notes due 2026	796,674	795,541
4.375% Senior Notes due 2028	995,303	994,327
5.75% Senior Notes due 2031	1,486,737	1,485,460
2.875% Senior Notes due 2032	793,546	792,977
4.9% Senior Notes due 2044	692,626	692,463
Total debt	$4,965,675	$6,629,112
Less: Current portion of long-term debt	2,564	895,105
Long-term debt, net of current portion	$4,963,111	$5,734,007

Credit Facility

At September 30, 2024 the Company had a credit facility, maturing in October 2026, with aggregate lender commitments totaling $2.255 billion. On October 29, 2024, the Company replaced the prior facility with a new facility containing substantially the same terms as the prior facility with the exception of the change to the terms governing the calculation described under “New Facility” below. The New Facility extended the maturity date to October 2029 and reduced the aggregate lender commitments to $1.80 billion. The New Facility also revised the financial covenant calculation for consolidated net debt to total capitalization to exclude certain accounting impacts of the Redemption Agreement described in Note 6. Fair Value Measurements—Stock Redemption Option. The New Facility remains unsecured and has no borrowing base requirement subject to redetermination.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company had $185 million of outstanding borrowings on its credit facility at September 30, 2024. Credit facility borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company’s senior, unsecured, long-term indebtedness. The weighted-average interest rate on outstanding credit facility borrowings at September 30, 2024 was 6.7%. The Company incurs commitment fees based on currently assigned credit ratings of 0.20% per annum on the daily average amount of unused borrowing availability.

The New Facility contains certain restrictive covenants, including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00, which is unchanged from the prior credit facility. This ratio represents the ratio of (a) net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by (b) the sum of net debt plus total shareholders' equity (i) plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014 and (ii) plus (to the extent resulting in a reduction of total shareholders’ equity) or minus (to the extent resulting in an increase of total shareholders’ equity), as applicable, the amount of the non-cash impact of the accounting treatment for the Redemption Agreement. The Company was in compliance with the credit facility covenants at September 30, 2024.

Senior Notes

The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at September 30, 2024.

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

The indentures governing the Company’s senior notes contain covenants that, among other things, limit the Company’s ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, or consolidate, merge or transfer certain assets. These covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at September 30, 2024.

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

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Redemption of Senior Notes

In June 2024, the Company repaid its outstanding $893.1 million of 2024 Notes that were scheduled to mature on June 1, 2024. The redemption price was equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date. The aggregate of the principal amount and accrued interest paid upon redemption was $910.1 million.

Repayment of Term Loan

In November 2022, the Company borrowed $750 million under a three-year term loan agreement that was scheduled to mature in November 2025. The Company repaid $100 million of the term loan during the three months ended March 31, 2024 and repaid the remaining $650 million during the three months ended June 30, 2024.

Note 8. Commitments and Contingencies

Transportation, gathering, and processing commitments – The Company has entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. Certain of the commitments, which have varying terms extending as far as 2031, require the Company to pay per-unit transportation, gathering, or processing charges regardless of the amount of capacity used. Future commitments remaining as of September 30, 2024 under the arrangements amount to approximately $868 million, of which $88 million is expected to be incurred in the remainder of 2024, $281 million in 2025, $218 million in 2026, $203 million in 2027, $70 million in 2028, and $8 million thereafter. A portion of these future costs will be borne by other interest owners. The Company is not committed under the above contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future. These commitments do not qualify as leases under ASC Topic 842 and are not recognized on the Company's balance sheet.

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

At September 30, 2024, the Company had recorded a current liability of $66.5 million and a non-current liability of $30.7 million in the captions “Current portion of incentive compensation liability” and “Incentive compensation liability, noncurrent,” respectively, in the condensed consolidated balance sheets associated with the awards. Such amounts reflect the Company’s estimate of expected future cash payments multiplied by the percentage of requisite service periods that employees have completed as of September 30, 2024. The Company’s compensation expense associated with such awards totaled $15.9 million and $61.4 million for the three months ended September 30, 2024 and 2023, respectively, and $69.2 million and $86.9 million for the nine months ended September 30, 2024 and 2023, respectively, which is included in the caption “General and administrative expenses” in the condensed consolidated statements of income. As of September 30, 2024, there was approximately $92.0 million of unrecognized liabilities and compensation expense related to unvested awards, which are expected to be recognized over a weighted average period of 1.3 years.

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

Third Quarter 2024 Financial and Operating Metrics

Commodity prices have remained volatile due to various factors, some of which include global supply and demand, global inventory levels, and regional conflicts. Average NYMEX oil and natural gas prices for the periods presented are shown in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Average NYMEX prices:
WTI Crude oil ($/Bbl)	$76.43	$82.25	$78.58	$77.27
Henry Hub natural gas ($/Mcf)	$2.11	$2.59	$2.11	$2.46

The following table contains financial and operating metrics for the periods presented. Average sales prices exclude any effect of derivative transactions. Per-unit expenses have been calculated using sales volumes.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Average daily production:
Crude oil (Bbl per day)	218,196	240,205	229,210	227,464
Natural gas (Mcf per day) (1)	1,147,213	1,292,533	1,187,829	1,247,358
Crude oil equivalents (Boe per day)	409,398	455,627	427,181	435,357
Average sales prices:
Crude oil ($/Bbl)	$74.80	$81.99	$77.02	$76.93
Natural gas ($/Mcf) (1)	$1.75	$2.37	$2.01	$2.68
Production expenses ($/Boe)	$5.10	$4.21	$4.81	$4.49
Production and ad valorem taxes (% of net crude oil and natural gas sales)	8.1%	8.1%	8.2%	8.1%
Depreciation, depletion, amortization and accretion ($/Boe)	$16.15	$13.81	$15.94	$13.53
Total general and administrative expenses ($/Boe)	$1.70	$2.69	$1.80	$1.95

(1)
Natural gas production volumes, sales volumes, and sales prices presented throughout management's discussion and analysis reflect the combined value for natural gas and natural gas liquids.

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

Results of Operations

The following table presents selected financial and operating information for the periods presented.

	Three months ended September 30,
In thousands	2024	2023
Crude oil, natural gas, and natural gas liquids sales	$1,711,932	$2,082,331
Gain (loss) on derivative instruments, net	270,001	(335,111)
Crude oil and natural gas service operations	24,207	30,119
Total revenues	2,006,140	1,777,339
Operating costs and expenses	(1,133,556)	(1,202,190)
Other expenses, net	(14,228)	(96,983)
Income before income taxes	858,356	478,166
Provision for income taxes	(138,470)	(105,994)
Income before equity in net loss of affiliate	719,886	372,172
Equity in net loss of affiliate	(769)	(883)
Net income	719,117	371,289
Net income attributable to noncontrolling interests	60	501
Net income attributable to Continental Resources	$719,057	$370,788
Production volumes:
Crude oil (MBbl)	20,074	22,099
Natural gas (MMcf)	105,544	118,913
Crude oil equivalents (MBoe)	37,665	41,918
Sales volumes:
Crude oil (MBbl)	20,424	21,960
Natural gas (MMcf)	105,544	118,913
Crude oil equivalents (MBoe)	38,014	41,779

Production

The following table summarizes the changes in our average daily Boe production by major operating area for the third quarter period.

Boe production per day	3Q 2024	3Q 2023	% Change
Bakken	191,784	214,551	(11)%
Anadarko Basin	121,578	159,090	(24)%
Powder River Basin	22,273	22,750	(2)%
Permian Basin	68,562	53,646	28%
All other	5,201	5,590	(7)%
Total	409,398	455,627	(10)%

The following table summarizes the changes in our production by product for the third quarter period.

	Three months ended September 30,					Volume
	2024		2023		Volume	percent
	Volume	Percent	Volume	Percent	change	change
Crude oil (MBbl)	20,074	53%	22,099	53%	(2,025)	(9)%
Natural gas (MMcf)	105,544	47%	118,913	47%	(13,369)	(11)%
Total (MBoe)	37,665	100%	41,918	100%	(4,253)	(10)%

The 9% decrease in crude oil production and 11% decrease in natural gas production in the 2024 third quarter were primarily driven by natural declines in production coupled with planned moderation in capital spending, asset divestitures, and variation in the timing of new well completions compared to the prior period.

Revenues

Our revenues consist of sales of crude oil, natural gas, and natural gas liquids, gains and losses resulting from changes in the fair value of our derivative instruments, and revenues associated with crude oil and natural gas service operations.

Crude oil, natural gas, and natural gas liquids sales. Sales totaled $1.71 billion for the third quarter of 2024, an 18% decrease compared to sales of $2.08 billion for the third quarter of 2023 due to decreases in crude oil and natural gas sales prices coupled with a decrease in sales volumes as discussed below.

Total sales volumes for the third quarter of 2024 decreased 3,765 MBoe, or 9%, compared to the third quarter of 2023 due to the previously described decrease in production volumes. For the third quarter of 2024, our crude oil sales volumes decreased 7% and our natural gas sales volumes decreased 11% compared to the third quarter of 2023.

Our crude oil sales prices averaged $74.80 per barrel in the third quarter of 2024 compared to $81.99 per barrel for the third quarter of 2023. Our natural gas sales prices averaged $1.75 per Mcf for the third quarter of 2024 compared to $2.37 per Mcf for the third quarter of 2023.

Derivatives. Changes in settled and future commodity prices during the third quarter of 2024 had a net favorable impact on the fair value of our derivatives, which resulted in positive revenue adjustments totaling $270.0 million for the period, representing $104.0 million of cash gains and $166.0 million of unsettled non-cash gains, compared to negative revenue adjustments totaling $335.1 million in the third quarter of 2023.

Operating Costs and Expenses

Production Expenses. Production expenses increased $18.0 million, or 10%, to $193.8 million for the third quarter of 2024 compared to $175.8 million for the third quarter of 2023 due to an increase in the number of producing wells from drilling and completion activities and higher workover-related activities aimed at enhancing production from producing properties. Production expenses on a per-Boe basis averaged $5.10 per Boe for the third quarter of 2024 compared to $4.21 per Boe for the third quarter of 2023.

Production and Ad Valorem Taxes. Production and ad valorem taxes decreased $30.8 million, or 19%, to $131.8 million for the third quarter of 2024 compared to $162.5 million for the third quarter of 2023 due to the previously described decrease in total commodity revenues. Our production taxes as a percentage of net sales averaged 8.1% for the third quarter of 2024, consistent with 8.1% for the third quarter of 2023.

Transportation, gathering, processing, and compression. These charges increased $2.3 million, or 3%, to $89.2 million for the third quarter of 2024 compared to $86.9 million for the third quarter of 2023 due to changes in marketing terms and arrangements utilized between periods and an increase in our working interest share of cost burdens in certain operating areas.

Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $36.9 million, or 6%, to $613.9 million for the third quarter of 2024 compared to $577.0 million for the third quarter of 2023 due to an increase in our DD&A rate per Boe as further discussed below. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Three months ended September 30,
$/Boe	2024	2023
Crude oil and natural gas	$15.48	$13.28
Other equipment	0.53	0.45
Asset retirement obligation accretion	0.14	0.08
Depreciation, depletion, amortization and accretion	$16.15	$13.81

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

General and Administrative Expenses. Total G&A expenses decreased $47.7 million, or 42%, to $64.6 million for the third quarter of 2024 compared to $112.4 million for the third quarter of 2023.

Total G&A expenses include charges for long-term incentive compensation awards of $15.9 million and $61.4 million for the third quarters of 2024 and 2023, respectively. This decrease was driven by changes in the remeasurement of outstanding award liabilities resulting from variation in the value of the Company between periods, which led to volatility in the magnitude of expense recognized in the 2023 period relative to the 2024 period.

G&A expenses other than incentive compensation awards totaled $48.7 million for the third quarter of 2024, generally consistent with $51.0 million for the third quarter of 2023.

The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Three months ended September 30,
$/Boe	2024	2023
General and administrative expenses	$1.28	$1.22
Long-term incentive compensation awards	0.42	1.47
Total general and administrative expenses	$1.70	$2.69

Interest Expense. Interest expense decreased $37.2 million, or 37%, to $63.7 million for the third quarter of 2024 compared to $100.9 million for the third quarter of 2023 due to a decrease in our weighted average outstanding debt balance from $7.9 billion for the third quarter of 2023 to $5.3 billion for the third quarter of 2024. This decrease was driven by debt reduction throughout the past year, including the reduction of credit facility borrowings, the repayment of our $750 million term loan, and the redemption of our $893.1 million of 2024 Notes.

Other income (expense)—Other. In the third quarter of 2024 the fair value of the option liability described in Note 6. Fair Value Measurements—Stock Redemption Option in Notes to Unaudited Condensed Consolidated Financial Statements was remeasured, which resulted in a $46 million decrease in the liability and corresponding recognition of income in the third quarter period reflecting a reduction in value as of September 30, 2024 compared to the June 30, 2024 valuation.

Income Taxes. For the third quarters of 2024 and 2023 we provided for income taxes at a combined federal and state tax rate of 23.5% of our pre-tax income. We recorded income tax provisions of $138.5 million and $106.0 million for the third quarters of 2024 and 2023, respectively, which resulted in effective tax rates of 16.1% and 22.2%, respectively, after taking into account the application of statutory tax rates, permanent taxable differences, estimated tax credits, and other items.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Results of Operations

The following table presents selected financial and operating information for the periods presented.

	Nine months ended September 30,
In thousands	2024	2023
Crude oil, natural gas, and natural gas liquids sales	$5,523,563	$5,663,672
Gain (loss) on derivative instruments, net	161,536	270,795
Crude oil and natural gas service operations	68,532	73,716
Total revenues	5,753,631	6,008,183
Operating costs and expenses	(3,520,255)	(3,221,798)
Other expenses, net	(548,545)	(297,453)
Income before income taxes	1,684,831	2,488,932
Provision for income taxes	(401,059)	(539,139)
Income before equity in net loss of affiliate	1,283,772	1,949,793
Equity in net loss of affiliate	(2,981)	(2,041)
Net income	1,280,791	1,947,752
Net income attributable to noncontrolling interests	333	1,854
Net income attributable to Continental Resources	$1,280,458	$1,945,898
Production volumes:
Crude oil (MBbl)	62,803	62,098
Natural gas (MMcf)	325,465	340,529
Crude oil equivalents (MBoe)	117,048	118,852
Sales volumes:
Crude oil (MBbl)	63,242	61,780
Natural gas (MMcf)	325,465	340,529
Crude oil equivalents (MBoe)	117,486	118,535

Production

The following table summarizes the changes in our average daily Boe production by major operating area for the year to date period.

Boe production per day	YTD 9/30/2024	YTD 9/30/2023	% Change
Bakken	196,224	196,605	(0)%
Anadarko Basin	134,737	156,550	(14)%
Powder River Basin	24,228	23,144	5%
Permian Basin	66,660	53,320	25%
All other	5,332	5,738	(7)%
Total	427,181	435,357	(2)%

The following table summarizes the changes in our production by product for the year to date period.

	Nine months ended September 30,					Volume
	2024		2023		Volume	percent
	Volume	Percent	Volume	Percent	change	change
Crude oil (MBbl)	62,803	54%	62,098	52%	705	1%
Natural gas (MMcf)	325,465	46%	340,529	48%	(15,064)	(4)%
Total (MBoe)	117,048	100%	118,852	100%	(1,804)	(2)%

The 1% increase in crude oil production and 4% decrease in natural gas production for year to date 2024 compared to year to date 2023 was driven by an increase in allocation of capital to oil-weighted projects in our operating areas and variation in the timing of new well completions between years.

Revenues

Crude oil, natural gas, and natural gas liquids sales. Sales for year to date 2024 totaled $5.52 billion, a 2% decrease compared to $5.66 billion for the comparable 2023 period driven by decreases in natural gas sales prices and natural gas sales volumes as discussed below.

Total sales volumes for year to date 2024 decreased 1,049 MBoe, or 1%, compared to year to date 2023 primarily due to the previously described decrease in natural gas production volumes. For year to date 2024, our crude oil sales volumes increased 2% while our natural gas sales volumes decreased 4% compared to year to date 2023.

Our crude oil sales prices averaged $77.02 per barrel for year to date 2024 compared to $76.93 per barrel for year to date 2023. Our natural gas sales prices averaged $2.01 per Mcf for year to date 2024 compared to $2.68 per Mcf for year to date 2023.

Derivatives. Changes in settled and future commodity prices during the nine months ended September 30, 2024 had a net favorable impact on the fair value of our derivatives, which resulted in positive revenue adjustments totaling $161.5 million for the period, representing $286.7 million of cash gains partially offset by $125.2 million of unsettled non-cash losses, compared to positive revenue adjustments totaling $270.8 million in the comparable 2023 period.

Operating Costs and Expenses

Production Expenses. Production expenses increased $33.0 million, or 6%, to $565.2 million for year to date 2024 compared to $532.2 million for year to date 2023 due to an increase in the number of producing wells from drilling and completion activities, costs associated with adverse winter weather conditions in the Bakken and Powder River Basin in the 2024 first quarter, and higher workover-related activities aimed at enhancing production from producing properties. Production expenses on a per-Boe basis averaged $4.81 per Boe for year to date 2024 compared to $4.49 per Boe for year to date 2023.

Production and Ad Valorem Taxes. Production and ad valorem taxes decreased $12.1 million, or 3%, to $428.3 million for year to date 2024 compared to $440.4 million for year to date 2023 due to the previously described decrease in total commodity revenues. Our production taxes as a percentage of net sales averaged 8.2% for year to date 2024, consistent with 8.1% for year to date 2023.

Transportation, gathering, processing, and compression. These charges increased $43.3 million, or 18%, to $288.6 million for year to date 2024 compared to $245.3 million for year to date 2023 due to changes in marketing terms and arrangements utilized between periods and an increase in our working interest share of cost burdens in certain operating areas.

Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $269.7 million, or 17%, to $1.87 billion for year to date 2024 compared to $1.60 billion for year to date 2023 due to the previously described increase in our DD&A rate per Boe and variation in the mix of sales volumes across the Company’s operating areas between periods. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Nine months ended September 30,
$/Boe	2024	2023
Crude oil and natural gas	$15.29	$13.00
Other equipment	0.51	0.44
Asset retirement obligation accretion	0.14	0.09
Depreciation, depletion, amortization and accretion	$15.94	$13.53

Property Impairments. Total property impairments decreased $11.8 million to $34.7 million for year to date 2024 compared to $46.5 million for year to date 2023 primarily due to the recognition of $10.3 million of proved property impairments in the prior period with no proved property impairments being recognized in the current period.

General and Administrative Expenses. Total G&A expenses decreased $19.2 million, or 8%, to $211.6 million for year to date 2024 compared to $230.8 million for year to date 2023.

Total G&A expenses include charges for long-term incentive compensation awards of $69.2 million and $86.9 million for the year to date periods of 2024 and 2023, respectively. This decrease was driven by changes in the remeasurement of outstanding award liabilities resulting from variation in the value of the Company between periods, which led to volatility in the magnitude of expense recognized in the 2023 period relative to the 2024 period coupled with a greater amount of forfeiture reversals of expense during the 2023 period.

G&A expenses other than incentive compensation awards totaled $142.4 million for year to date 2024, generally consistent with $143.9 million for year to date 2023.

The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Nine months ended September 30,
$/Boe	2024	2023
General and administrative expenses	$1.21	$1.21
Long-term incentive compensation awards	0.59	0.74
Total general and administrative expenses	$1.80	$1.95

Interest Expense. Interest expense decreased $90.7 million, or 30%, to $215.3 million for year to date 2024 compared to $306.0 million for year to date 2023 due to a decrease in our weighted average outstanding debt balance from $8.1 billion for year to date 2023 to $6.0 billion for year to date 2024. This decrease was driven by debt reduction throughout the past year, including the reduction of credit facility borrowings, the repayment of our $750 million term loan, and the redemption of our $893 million of 2024 Notes.

Other income (expense)—Other. See Note 6. Fair Value Measurements—Stock Redemption Option in Notes to Unaudited Condensed Consolidated Financial Statements.

Income Taxes. For the nine months ended September 30, 2024 and 2023 we provided for income taxes at a combined federal and state tax rate of 23.5% of our pre-tax income. We recorded income tax provisions of $401.1 million and $539.1 million for the year to date periods of 2024 and 2023, respectively, which resulted in effective tax rates of 23.8% and 21.7%, respectively, after taking into account the application of statutory tax rates, permanent taxable differences, estimated tax credits, and other items.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows generated from operating activities, financing provided by our credit facility, and the issuance of debt securities. Additionally, asset dispositions and joint development arrangements have provided a source of cash flow for use in reducing debt and enhancing liquidity.

On October 29, 2024, we entered into a new credit facility (“New Facility”) to replace our prior credit facility. The New Facility extended the maturity date from October 2026 to October 2029 and reduced the aggregate lender commitments from $2.255 billion to $1.80 billion. At October 31, 2024, we had $100 million of outstanding borrowings and $1.7 billion of borrowing availability under our New Facility. Our New Facility remains unsecured and has no borrowing base requirement subject to redetermination.

Based on our planned capital spending, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our New Facility and senior note indentures. Further, based on current market indications, we expect to meet our contractual cash commitments to third parties as of September 30, 2024, including those subsequently described under the heading Future Capital Requirements, recognizing we may be required to meet such commitments even if our business plan assumptions were to change. We monitor our capital spending closely based on actual and projected cash flows and have the ability to reduce spending or dispose of assets if needed to preserve liquidity and financial flexibility to fund our operations.

Cash Flows

Cash flows from operating activities

Net cash provided by operating activities decreased $35 million, or 1%, to $3.53 billion for year to date 2024 compared to $3.57 billion for year to date 2023. The decrease was primarily driven by our $140 million decrease in crude oil, natural gas and NGL revenues along with increases in certain cash operating expenses including a $33 million increase in production expenses, a $43 million increase in transportation, gathering, processing, and compression expenses, and a $158 million increase in cash payments for income taxes. These decreases in cash flows were partially offset by a $77 million increase in realized cash gains on matured commodity derivatives, a $75 million decrease in cash payments for interest on our outstanding debt, and a $12 million decrease in production and ad valorem taxes.

Cash flows from investing activities

Net cash used in investing activities totaled $1.86 billion for year to date 2024 compared to $2.77 billion for year to date 2023. Our investing cash flows for year to date 2024 included $2.14 billion of exploration and development costs compared to $2.80 billion for year to date 2023, reflecting variation in the timing of our capital spending between periods. For full year 2024 our capital expenditures budget attributable to us is $3.4 billion compared to $3.3 billion of non-acquisition capital spending in full year 2023. In addition, net cash used in investing activities was further decreased by lower acquisitions of producing crude oil and natural gas properties, with $1.2 million acquired for year to date 2024 compared to $162.0 million acquired for year to date 2023. Proceeds received from the sale of assets also increased by $89.6 million for year to date 2024 compared to the prior year to date period.

Cash flows from financing activities

Net cash used in financing activities for year to date 2024 totaled $1.67 billion driven by $1.67 billion of net repayments of outstanding debt.

Net cash used in financing activities for year to date 2023 totaled $886.8 million, primarily consisting of $866.8 million of net repayments on outstanding debt and $25.3 million of cash distributed to noncontrolling interests.

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

Credit facility

On October 29, 2024, we entered into a New Facility, maturing in October 2029, with aggregate lender commitments totaling $1.80 billion. The commitments are from a syndicate of 14 banks and financial institutions. We believe each member of the current syndicate has the capability to fund its commitment.

The commitments under our New Facility are not dependent on a borrowing base calculation subject to periodic redetermination based on changes in commodity prices and proved reserves. Additionally, downgrades or other negative rating actions with respect to our credit rating do not trigger a reduction in our current credit facility commitments, nor do such actions trigger a security requirement or change in covenants.

Our New Facility contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, incur liens, engage in sale and leaseback transactions, or merge, consolidate or sell all or substantially all of our assets. Our New Facility also contains a requirement that we maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00, which is unchanged from the prior credit facility. See Notes to Unaudited Condensed Consolidated Financial Statements–Note 7. Debt for a discussion of how this ratio is calculated pursuant to our credit agreement, as entered into on October 29, 2024.

We were in compliance with our credit facility covenants at September 30, 2024 and expect to maintain compliance. At September 30, 2024, our consolidated net debt to total capitalization ratio calculated pursuant to our New Facility was 0.28. We do not believe the New Facility covenants are reasonably likely to limit our ability to undertake additional debt financing if needed to support our business.

Future Capital Requirements

Our material future cash requirements are summarized below. Based on current market indications, we expect to meet our contractual cash commitments to third parties as of September 30, 2024, recognizing we may be required to meet such commitments even if our business plan assumptions were to change.

Senior notes

Our debt includes outstanding senior note obligations totaling $4.8 billion at September 30, 2024, exclusive of interest payment obligations thereon. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 7. Debt in Notes to Unaudited Condensed Consolidated Financial Statements.

We were in compliance with our senior note covenants at September 30, 2024 and expect to maintain compliance. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt do not trigger additional senior note covenants.

Credit facility borrowings

As of October 31, 2024, we had $100 million of outstanding borrowings on our New Facility. Our New Facility matures in October 2029.

Transportation, gathering, and processing commitments

We have entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities that require us to pay per-unit charges regardless of the amount of capacity used. Future commitments remaining as of September 30, 2024 under the arrangements amount to approximately $868 million. See Note 8. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Capital expenditures

Our capital expenditures budget for 2024 is expected to be $3.4 billion. Costs of acquisitions and investments are not budgeted, with the exception of planned levels of spending for mineral acquisitions.

For the nine months ended September 30, 2024, we invested $2.3 billion in our capital program, excluding $17 million of unbudgeted acquisitions and $21 million of mineral acquisitions attributable to Franco-Nevada.

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

Cash payments for income taxes

For the nine months ended September 30, 2024, we made cash payments for federal and state income taxes totaling $614 million, representing payments associated with 2023 tax return filing extensions and estimated quarterly payments for 2024 federal and state income taxes based on estimates of taxable income for 2024. Significant judgment is involved in estimating future taxable income, as we are required to make assumptions about future commodity prices, projected production, development activities, capital spending, profitability, and general economic conditions, all of which are subject to material revision in future periods as better information becomes available. If commodity prices remain at current levels, we expect to continue generating significant taxable income through at least year-end 2025, which would result in us continuing to make estimated tax payments on a quarterly basis in 2025. Because of the significant uncertainty inherent in numerous factors utilized in projecting taxable income, we cannot predict the amount of future income tax payments with certainty.

Long-term incentive compensation awards

At December 31, 2023 we had recognized a current liability of $131 million on the condensed consolidated balance sheet associated with unvested incentive compensation awards granted to employees, which was subsequently paid in cash to employees in February 2024 upon the scheduled vesting of the awards. We granted additional incentive compensation awards in 2024 and intend to continue granting additional awards on an annual basis that we plan to settle in cash upon vesting.

At September 30, 2024 we have recognized a current liability of $66.5 million and a non-current liability of $30.7 million associated with unvested awards granted to employees that are scheduled to vest in 2025, 2026, and 2027. Our recognized liabilities will be remeasured each reporting period leading up to the applicable award vesting dates to reflect additional services rendered by employees and to reflect changes in expected cash payments arising from underlying changes in the value of the Company based on independent third party appraisals.

Stock redemption option

See Note 6. Fair Value Measurements—Stock Redemption Option in Notes to Unaudited Condensed Consolidated Financial Statements.

Derivative Instruments

The fair value of our derivative instruments at September 30, 2024 was a net asset of $382.8 million. See Note 5. Derivative Instruments in Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of our hedging activities, including a summary of derivative contracts in place as of September 30, 2024. The estimated fair value of our derivatives is highly sensitive to market price volatility and therefore subject to significant fluctuations from period to period. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for information on how hypothetical changes in commodity prices would impact the fair value of our derivatives as of September 30, 2024.

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

Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of crude oil, natural gas, and natural gas liquids. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas and natural gas liquids production. Commodity prices have been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including differences between product prices at sales points and the applicable index prices. Based on our average daily production for the nine months ended September 30, 2024, and excluding the effect of derivative instruments in place, our annual revenue would increase or decrease by approximately $837 million for each $10.00 per barrel change in crude oil prices at September 30, 2024 and $434 million for each $1.00 per Mcf change in natural gas prices at September 30, 2024.

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

The fair value of our derivative instruments at September 30, 2024 was a net asset of $382.8 million, which is comprised of a $290.2 million net asset associated with our natural gas derivatives and a $92.6 million net asset associated with our crude oil derivatives. The following table shows how a hypothetical +/- 10% change in the underlying forward prices used to calculate the fair value of our derivatives would impact the fair value estimates as of September 30, 2024.

		Hypothetical Fair Value
In thousands	Change in Forward Price	Asset (Liability)
Crude Oil	-10%	$153,365
Crude Oil	+10%	$31,735
Natural Gas	-10%	$530,052
Natural Gas	+10%	$50,381

Changes in the fair value of our derivatives from the above price sensitivities would produce a corresponding change in our total revenues.

Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($970 million in receivables at September 30, 2024), and our joint interest and other receivables ($325 million at September 30, 2024).

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

Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $48 million at September 30, 2024, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on a co-owner's interest in the well, to net production proceeds against amounts owed in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

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

We had $100 million of variable rate borrowings outstanding on our credit facility at October 31, 2024. The impact of a 0.25% increase in interest rates on this amount of debt would result in increased interest expense and reduced income before income taxes of approximately $0.3 million per year.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of September 30, 2024 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

The exhibits required to be filed pursuant to Item 601 of Regulation S-K are set forth below.

3.1*	Sixth Amended and Restated Certificate of Incorporation of Continental Resources, Inc.

3.2*	Sixth Amended and Restated Bylaws of Continental Resources, Inc.

10.1*

Revolving Credit Agreement dated as of October 29, 2024 by and among (i) Continental Resources, Inc. as borrower, (ii) Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, The Mineral Resources Company, Continental Innovations LLC, SCS1 Holdings LLC, Jagged Peak Energy LLC and Parsley SoDe Water LLC, as guarantors, (iii) MUFG Bank, LTD., as administrative agent, and (iv) the banks and other financial institutions party thereto as lenders.

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

CONTINENTAL RESOURCES, INC.

Date:	November 12, 2024	By:	/s/ John D. Hart
John D. Hart
Chief Financial Officer and Executive Vice President of Strategic Planning (Duly Authorized Officer and Principal Financial Officer)