Form 10-K
period 2024-12-31
CONTINENTAL RESOURCES, INC
filed 2025-02-24
CIK 732834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

i

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
•
the timing and amount of income tax payments and payments the Company may be obligated to make pursuant to the stock redemption agreement described in Note 7. Fair Value Measurements—Stock Redemption Option;
•
current and potential litigation matters;
•
geopolitical events and conditions in, or affecting other, crude oil-producing or natural gas-producing nations;
•
credit markets;
•
our liquidity and access to capital;
•
the impact of governmental policies, laws, regulations, tariffs, as well as regulatory and legal proceedings involving us and of scheduled or potential regulatory or legal changes;
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

Our Business Strategies

Our business strategies continue to be focused on increasing enterprise value by finding and developing crude oil and natural gas reserves at low costs and attractive rates of return. For 2025, our primary business strategies will include:

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

The table below sets forth estimated proved crude oil and natural gas reserves information by reserve category as of December 31, 2024. Proved reserves attributable to noncontrolling interests are not material relative to our consolidated reserves and are not separately presented herein. Our reserve estimates as of December 31, 2024 are based primarily on a reserve report prepared by Ryder Scott. In preparing its report, Ryder Scott evaluated properties representing approximately 97% of our total proved reserves as of December 31, 2024. Our internal technical staff evaluated the remaining properties. A copy of Ryder Scott’s summary report is included as an exhibit to this Annual Report on Form 10-K.

Our estimated proved reserves and related future net revenues at December 31, 2024 were determined using the 12-month unweighted arithmetic average of the first-day-of-the-month commodity prices for the period of January 2024 through December 2024, without giving effect to derivative transactions, and were held constant throughout the lives of the properties. These prices were $75.48 per Bbl for crude oil and $2.13 per MMBtu for natural gas ($71.59 per Bbl for crude oil and $1.55 per Mcf for natural gas adjusted for location and quality differentials).

The following table summarizes our estimated proved reserves by commodity and reserve classification as of December 31, 2024.

	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Proved developed producing	405,269	3,288,444	953,343
Proved developed non-producing	3,125	19,901	6,442
Proved undeveloped	430,512	2,607,079	865,025
Total proved reserves	838,906	5,915,424	1,824,810

The following table provides additional information regarding our estimated proved crude oil and natural gas reserves by region as of December 31, 2024.

	Proved Developed			Proved Undeveloped
	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Bakken	172,985	998,121	339,339	133,569	507,806	218,203
Anadarko Basin	76,801	1,871,025	388,638	91,933	1,510,066	343,611
Powder River Basin	38,208	133,604	60,475	62,982	118,219	82,685
Permian Basin	93,688	298,052	143,364	142,028	470,988	220,526
All other	26,712	7,543	27,969	—	—	—
Total	408,394	3,308,345	959,785	430,512	2,607,079	865,025

The following table provides information regarding changes in total estimated proved reserves for the periods presented.

	Year Ended December 31,
MBoe	2024	2023	2022
Proved reserves at beginning of year	1,847,089	1,863,764	1,645,310
Revisions of previous estimates	(276,784)	(369,264)	(133,061)
Extensions, discoveries and other additions	452,530	438,367	395,490
Production	(155,914)	(160,660)	(146,657)
Sales of minerals in place	(42,223)	(15,594)	(144)
Purchases of minerals in place	112	90,476	102,826
Proved reserves at end of year	1,824,810	1,847,089	1,863,764

Revisions of previous estimates. Revisions for 2024 are comprised of (i) downward price revisions of 6 MMBo and 138 Bcf (totaling 29 MMBoe) due to a decrease in average crude oil and natural gas prices in 2024 compared to 2023, (ii) the removal of 86 MMBo and 382 Bcf (totaling 149 MMBoe) of PUD reserves no longer scheduled to be drilled within five years of initial booking due to continual refinement of our drilling and development programs and reallocation of capital to areas providing the best opportunities to improve efficiencies, recoveries, and rates of return, (iii) downward revisions of 79 MMBo and 569 Bcf (totaling 174 MMBoe) from the removal of PUD reserves due to changes in anticipated well densities, economics, performance, and other factors, and (iv) downward revisions of 13 MMBo and upward revisions of 528 Bcf (totaling a net upward revision of 75 MMBoe) due to changes in ownership interests, operating costs, anticipated production, and other factors.

Extensions, discoveries and other additions. Extensions, discoveries and other additions for each of the three years reflected in the table above were due to successful drilling and completion activities and continual refinement of our drilling programs. For 2024, proved reserve additions totaled 453 MMBoe. See the subsequent section titled Summary of Crude Oil and Natural Gas Properties and Projects for a discussion of our 2024 drilling activities.

Sales of minerals in place. We had no individually significant dispositions of proved reserves in the past three years.

Purchases of minerals in place. Purchases in 2024, 2023, and 2022 were attributable to our acquisitions of properties as discussed in Part II. Item 8. Notes to Consolidated Financial Statements—Note 2. Property Acquisitions and Dispositions.

Proved Undeveloped Reserves

All of our PUD reserves at December 31, 2024 are located in our most active development areas. The following table provides information regarding changes in our PUD reserves for the year ended December 31, 2024. Our PUD reserves at December 31, 2024 include 69 MMBoe of reserves associated with wells where drilling has occurred but the wells have not been completed or are completed but not producing (“DUC wells”). Our DUC wells are classified as PUD reserves when relatively major expenditures are required to complete and produce from the wells.

	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Proved undeveloped reserves at December 31, 2023	512,183	2,376,765	908,310
Revisions of previous estimates	(171,172)	(859,093)	(314,354)
Extensions, discoveries and other additions	181,047	1,398,906	414,198
Sales of minerals in place	(1,448)	(4,273)	(2,160)
Conversion to proved developed reserves	(90,098)	(305,226)	(140,969)
Proved undeveloped reserves at December 31, 2024	430,512	2,607,079	865,025

Revisions of previous estimates. As previously discussed, in 2024 we removed 86 MMBo and 382 Bcf (totaling 149 MMBoe) of PUD reserves no longer scheduled to be drilled within five years of initial booking due to continual refinement of our drilling and development programs and reallocation of capital to areas providing the best opportunities to improve efficiencies, recoveries, and rates of return. Additionally, changes in anticipated well densities, economics, performance, and other factors resulted in downward PUD reserve revisions of 79 MMBo and 569 Bcf (totaling 174 MMBoe) in 2024. The decreases in average crude oil and natural gas prices in 2024 resulted in downward price revisions of 1 MMBo and 14 Bcf (totaling 3 MMBoe). Finally, changes in ownership interests, operating costs, anticipated production, and other factors resulted in downward revisions of 5 MMBo and upward revisions of 106 Bcf (totaling a net upward revision of 12 MMBoe) in 2024.

Extensions, discoveries and other additions. Extensions, discoveries and other additions were due to successful drilling activities and continual refinement of our drilling and development programs.

Sales of minerals in place. We had no individually significant dispositions of PUD reserves in 2024.

Conversion to proved developed reserves. In 2024, we developed approximately 16% of our PUD locations and 16% of our PUD reserves booked as of December 31, 2023 through the drilling and completion of 334 gross (184 net) development wells at an aggregate capital cost of approximately $1.3 billion incurred in 2024.

Development plans. We have acquired substantial leasehold positions in our key operating areas. Our drilling programs to date in our historical operating areas have focused on proving our undeveloped leasehold acreage through strategic drilling, thereby increasing the amount of leasehold acreage in the secondary term of the lease with no further drilling obligations (i.e., categorized as held by production) and resulting in a reduced amount of leasehold acreage in the primary term of the lease. While we may opportunistically drill strategic exploratory wells, a substantial portion of our future capital expenditures will be focused on developing our PUD locations, including our drilled but not completed locations. Our inventory of DUC wells classified as PUDs total 146 gross (76 net) operated and non-operated locations at December 31, 2024 and represent 8% of our PUD reserves at that date. The costs to drill our uncompleted wells were incurred prior to December 31, 2024 and only the remaining completion costs are included in future development plans.

Estimated future development costs relating to the development of PUD reserves at December 31, 2024 are projected to be approximately $1.9 billion in 2025, $1.8 billion in 2026, $2.1 billion in 2027, $2.2 billion in 2028, and $1.8 billion in 2029. These capital expenditure projections have been established based on an expectation of drilling and completion costs, available cash flows, borrowing capacity, and the commodity price environment in effect at the time of preparing our reserve estimates and may be adjusted as market conditions evolve. Development of our existing PUD reserves at December 31, 2024 is expected to occur within five years of the date of initial booking of the PUDs. PUD reserves not expected to be drilled within five years of initial booking because of changes in business strategy or for other reasons have been removed from our reserves at December 31, 2024. We had no PUD reserves at December 31, 2024 that remain undrilled beyond five years from the date of initial booking.

Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process

Ryder Scott, our independent reserves evaluation consulting firm, estimated, in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC, 97% of our total proved reserves as of December 31, 2024 included in this Form 10-K. The Ryder Scott technical personnel responsible for preparing the reserve estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Refer to Exhibit 99 included with this Form 10-K for further discussion of the qualifications of Ryder Scott personnel.

We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent reserves engineers to ensure the integrity, accuracy and timeliness of data furnished to Ryder Scott in their reserves estimation process. Our Manager of Corporate Resource Development is the technical person primarily responsible for overseeing the preparation of our reserve estimates. The Manager of Corporate Resource Development reports to our Chief Financial Officer and Executive Vice President of Strategic Planning. Our technical team is in contact regularly with representatives of Ryder Scott to review properties and discuss methods and assumptions used in Ryder Scott’s preparation of the year-end reserves estimates. Proved reserves information is reviewed by certain members of senior management before the information is filed with the SEC on Form 10-K.

Developed and Undeveloped Acreage

The following table presents our total gross and net developed and undeveloped acres by region as of December 31, 2024:

	Developed acres		Undeveloped acres		Total
	Gross	Net	Gross	Net	Gross	Net
Bakken	1,104,072	710,177	99,035	56,591	1,203,107	766,768
Anadarko Basin	471,644	284,833	413,208	218,831	884,852	503,664
Powder River Basin	238,865	181,252	252,114	179,424	490,979	360,676
Permian Basin	127,409	112,743	153,308	102,964	280,717	215,707
All other	164,345	141,272	220,880	141,424	385,225	282,696
Total	2,106,335	1,430,277	1,138,545	699,234	3,244,880	2,129,511

The following table sets forth the number of gross and net undeveloped acres as of December 31, 2024 scheduled to expire over the next three years by region unless production is established within the spacing units covering the acreage prior to the expiration dates or the leases are renewed.

	2025		2026		2027
	Gross	Net	Gross	Net	Gross	Net
Bakken	5,410	3,134	12,047	7,584	2,766	1,300
Anadarko Basin	88,060	48,187	36,939	22,798	29,456	16,771
Powder River Basin	4,198	2,985	10,206	6,764	2,332	915
Permian Basin	20,221	15,163	35,714	27,401	28,595	11,456
All other	11,438	6,111	23,290	16,356	15,355	8,974
Total	129,327	75,580	118,196	80,903	78,504	39,416

Drilling Activity

During the three years ended December 31, 2024, we participated in the drilling and completion of exploratory and development wells as set forth in the table below.

	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Crude oil	47	39.3	33	25.9	17	12.1
Natural gas	—	—	—	—	2	—
Dry holes	—	—	—	—	1	1
Total exploratory wells	47	39.3	33	25.9	20	13.1
Development wells:
Crude oil	417	194.5	548	259.0	407	153.6
Natural gas	2	0.1	27	7.6	65	28.8
Dry holes	—	—	—	—	—	—
Total development wells	419	194.6	575	266.6	472	182.4
Total wells	466	233.9	608	292.5	492	195.5

As of December 31, 2024, there were 260 gross (134 net) operated and non-operated wells that have been spud and are in the process of drilling, completing or waiting on completion.

Summary of Crude Oil and Natural Gas Properties and Projects

Following is a discussion of 2024 activities in our key operating areas.

Bakken Field

Our total Bakken production averaged 189,787 Boe per day for the fourth quarter of 2024, down 14% from the 2023 fourth quarter. For the year ended December 31, 2024, our average daily Bakken production decreased 4% compared to 2023. In 2024, we participated in the drilling and completion of 242 gross (96 net) wells in the Bakken compared to 363 gross (166 net) wells in 2023.

Our Bakken properties represented 31% of our total proved reserves at December 31, 2024 and 45% of our average daily Boe production for the 2024 fourth quarter. Our total proved Bakken field reserves as of December 31, 2024 were 558 MMBoe, a decrease of 14% compared to December 31, 2023. Our inventory of proved undeveloped drilling locations in the Bakken totaled 690 gross (368 net) wells as of December 31, 2024.

Anadarko Basin

Our properties in the Anadarko Basin represented 40% of our total proved reserves as of December 31, 2024 and 30% of our average daily Boe production for the fourth quarter of 2024. Production in the Anadarko Basin averaged 126,068 Boe per day during the fourth quarter of 2024, down 13% compared to the 2023 fourth quarter. We participated in the drilling and completion of 95 gross (45 net) wells in the Anadarko Basin during 2024 compared to 120 gross (43 net) wells in 2023.

Our proved reserves in the Anadarko Basin as of December 31, 2024 totaled 732 MMBoe, an increase of 12% compared to December 31, 2023. Our inventory of proved undeveloped drilling locations in the Anadarko Basin totaled 338 gross (202 net) wells as of December 31, 2024.

Powder River Basin

Our Powder River properties represented 8% of our total proved reserves as of December 31, 2024 and 6% of our average daily Boe production for the 2024 fourth quarter. Our production in the Powder River Basin averaged 27,215 Boe per day for the fourth quarter of 2024, an increase of 6% compared to the 2023 fourth quarter. During 2024, we participated in the drilling and completion of 56 gross (25 net) wells in the play compared to 53 gross (17 net) wells in 2023.

Our proved reserves in the Powder River Basin totaled 143 MMBoe as of December 31, 2024, an increase of 3% compared to December 31, 2023. Our inventory of proved undeveloped drilling locations in the play totaled 133 gross (94 net) wells as of December 31, 2024.

Permian Basin

Our Permian properties represented 20% of our total proved reserves at December 31, 2024 and 18% of our average daily Boe production for the 2024 fourth quarter. Our production in the Permian Basin averaged 74,334 Boe per day for the fourth quarter of 2024, an increase of 27% compared to the 2023 fourth quarter. During 2024, we participated in the drilling and completion of 73 gross (68 net) wells in the play compared to 72 gross (66 net) wells in 2023.

Our proved reserves in the Permian Basin totaled 364 MMBoe as of December 31, 2024, a decrease of 6% compared to December 31, 2023. Our inventory of proved undeveloped drilling locations in the play totaled 422 gross (361 net) wells at year-end 2024.

Production and Price History

The following table sets forth information concerning our production results, average sales prices and production costs for the years ended December 31, 2024, 2023 and 2022 in total and for each field containing 15 percent or more of our total proved reserves as of December 31, 2024.

	Year ended December 31,
	2024	2023	2022
Net production volumes:
Crude oil (MBbls)
North Dakota Bakken	44,197	48,032	39,917
SCOOP	12,426	11,652	10,051
Permian Delaware	17,343	14,762	11,832
Total Company	84,139	84,710	72,827
Natural gas (MMcf)
North Dakota Bakken	153,389	146,026	124,411
SCOOP	169,031	179,165	185,755
Permian Delaware	38,414	27,980	20,804
Total Company	430,649	455,698	442,980
Crude oil equivalents (MBoe)
North Dakota Bakken	69,762	72,370	60,652
SCOOP	40,598	41,513	41,010
Permian Delaware	23,745	19,425	15,300
Total Company	155,914	160,660	146,657
Average sales prices:
Crude oil ($/Bbl)
North Dakota Bakken	$75.01	$76.41	$94.51
SCOOP	74.92	76.82	94.58
Permian Delaware	76.39	76.21	95.14
Total Company	75.18	76.89	94.95
Natural gas ($/Mcf)
North Dakota Bakken	$1.80	$2.54	$8.30
SCOOP	2.76	2.93	7.00
Permian Delaware	1.54	2.53	7.27
Total Company	2.16	2.60	7.15
Average costs per Boe:
Production expenses ($/Boe)
North Dakota Bakken	$5.82	$5.23	$5.05
SCOOP	1.79	1.50	1.44
Permian Delaware	5.41	5.72	7.27
Total Company	4.94	4.47	4.24
Production and ad valorem taxes ($/Boe)	$3.57	$3.76	$4.98
General and administrative expenses ($/Boe)	$1.69	$1.74	$2.74
DD&A expense ($/Boe)	$15.93	$14.11	$12.86

The following table sets forth information regarding our average daily production by region for the fourth quarter of 2024:

	Fourth Quarter 2024 Daily Production
	Crude Oil (Bbls per day)	Natural Gas (Mcf per day)	Total (Boe per day)
Bakken	120,054	418,400	189,787
Anadarko Basin	37,169	533,390	126,068
Powder River Basin	17,948	55,600	27,215
Permian Basin	51,692	135,850	74,334
All other	5,050	68	5,061
Total	231,913	1,143,308	422,465

Productive Wells

Gross wells represent the number of wells in which we own a working interest and net wells represent the total of our fractional working interests owned in gross wells. The following table presents the total gross and net productive wells by region and by crude oil or natural gas completion as of December 31, 2024. One or more completions in the same well bore are counted as one well.

	Crude Oil Wells		Natural Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Bakken	6,181	2,328	—	—	6,181	2,328
Anadarko Basin	997	453	731	242	1,728	695
Powder River Basin	652	454	12	10	664	464
Permian Basin	619	520	52	29	671	549
All other	264	250	20	2	284	252
Total	8,713	4,005	815	283	9,528	4,288

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

Regulation of the Crude Oil and Natural Gas Industry

All of our operations are conducted onshore in the United States. The crude oil and natural gas industry in the United States is subject to various types of regulation at the federal, state and local levels. Laws, rules, regulations, policies, and interpretations affecting our industry have been and are pervasive with the frequent imposition of new or increased requirements. These laws, regulations and other requirements often carry substantial penalties for failure to comply and may have a significant effect on our operations and may increase the cost of doing business and reduce our profitability. In addition, because public policy changes affecting the crude oil and natural gas industry are commonplace and because laws, rules and regulations may be enacted, amended, repealed, or reinterpreted, we are unable to predict the future cost or impact of complying with such laws, rules and regulations. We do not expect future legislative or regulatory initiatives will affect us materially different than they will affect our similarly situated competitors.

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

Human Capital

Employees and Labor Relations

As of December 31, 2024, we employed 1,395 people, all of which were employed in the United States, with 795 employees being located at our corporate headquarters in Oklahoma City, Oklahoma and 600 employees located in our field offices located in Oklahoma, North Dakota, South Dakota, Montana, Wyoming, and Texas. None of our employees are subject to collective bargaining agreements. We believe our overall relations with our workforce are good.

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

We encourage each of our employees to be a proactive participant in ensuring the safety of all of the Company’s personnel. We’ve established programs to recognize and reward Company employees and contractors who observe and report outstanding safety and environmental behavior such as utilizing stop work authority, looking out for a co-worker, reporting incidents and near misses, or following proper safety procedures. This program positively impacts safety culture and performance.

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

Health and Wellness

We offer various benefit programs designed to promote the health and well-being of our employees and their families. These benefits include medical, dental, and vision insurance plans; disability and life insurance plans; paid time off, and other personal leave; and healthcare flexible spending accounts, among other things. In addition to these programs, we have a number of other programs designed to further promote the health and wellness of our employees. For instance, employees at our corporate headquarters have access to our fitness center. Additionally, we have an employee assistance program that offers counseling and referral services for a broad range of personal and family situations. We also offer a wellness plan that includes annual biometric screenings, flu shots, and smoking cessation programs to encourage total body wellness.

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
•
the nature, extent, and impact of domestic and foreign governmental laws, regulations, and taxation, including environmental laws as well as regulations governing the imposition of trade restrictions and foreign and domestic tariffs;
•
executive, regulatory or legislative actions by Congress, the Presidential Office, or states in which we operate;
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
•
military and political conditions in, or affecting other, crude oil-producing and natural gas-producing nations, including the continuation of, or any increase in the severity of, conflicts in Ukraine or the Middle East;
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

Lower commodity prices may also reduce our access to capital and lead to a downgrade or other negative rating action with respect to our credit rating. A downgrade of our credit rating could negatively impact our cost of capital, increase borrowing costs under our revolving credit facility, and limit our ability to access debt capital markets and execute aspects of our business plans. As a result, substantial declines in commodity prices or extended periods of low commodity prices may materially and adversely affect our future business, financial condition, results of operations, cash flows, liquidity and ability to meet our capital expenditure needs and commitments.

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
title issues;
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

The process of estimating crude oil and natural gas reserves is complex and inherently imprecise. It requires interpretation of available technical data and many assumptions, including assumptions relating to current and future economic conditions, production rates, drilling and operating expenses, and commodity prices. Any significant inaccuracy in these interpretations or assumptions could materially affect our estimated quantities and value of our reserves. See Part I, Item 1. Business—Crude Oil and Natural Gas Operations—Proved Reserves for information about our estimated crude oil and natural gas reserves as of December 31, 2024.

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

In addition, the development of our proved undeveloped reserves may take longer than anticipated and may not be ultimately developed or produced. At December 31, 2024, approximately 47% of our total estimated proved reserves (by volume) were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. Our reserve estimates assume we can and will make these expenditures and conduct these operations successfully. These assumptions may not prove to be accurate. Our reserve report at December 31, 2024 includes estimates of total future development costs over the next five years associated with our proved undeveloped reserves of approximately $9.8 billion. We cannot be certain the estimated costs of the development of these reserves are accurate, development will occur as scheduled, or the results of such development will be as estimated. If we choose not to spend the capital to develop these reserves, or if we are not otherwise able to successfully develop these reserves as a result of our inability to fund necessary capital expenditures or otherwise, we may be required to remove the associated volumes from our reported proved reserves. Proved undeveloped reserves generally must be drilled within five years from the date of initial booking under SEC reserve rules. Changes in the timing of development plans that impact our ability to develop such reserves in the required time frame have resulted, and may in the future result, in fluctuations in reserves between periods as reserves booked in one period may need to be removed in a subsequent period.

Additionally, unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage will expire. If we are not able to renew leases before they expire, any proved undeveloped reserves associated with such leases will be removed from our proved reserves. The combined net acreage expiring in the next three years represents 28% of our total net undeveloped acreage at December 31, 2024.

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

The disruption of transportation, processing, refining, or export facilities due to contractual disputes or litigation, labor disputes, maintenance, civil disturbances, international trade disputes, public protests, terrorist attacks, cybersecurity attacks, adverse climatic events, natural disasters, seismic events, health epidemics and concerns, changes in tax and energy policies or tariffs, federal, state and international regulatory developments, changes in supply and demand, equipment failures or accidents, including pipeline and gathering system ruptures or train derailments, and general economic conditions could negatively impact our ability to achieve the most favorable prices for our crude oil and natural gas production. We have no control over when or if access to such facilities would be restored or the impact on prices in the areas we operate. A significant shut-in of production in connection with any of the aforementioned items could materially affect our cash flows, and if a substantial portion of the impacted production fulfills transportation or processing commitments or is hedged at lower than market prices, those commitments or financial hedges would have to be paid from borrowings in the absence of sufficient operating cash flows.

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

The crude oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the exploration, development, exploitation, production and acquisition of crude oil and natural gas reserves. We monitor and adjust our capital spending plans upward or downward depending on market conditions. Our 2025 capital budget, based on our current expectations of commodity prices and costs, is expected to be funded from operating cash flows. However, the sufficiency of our cash flows from operations is subject to a number of variables, including but not limited to:

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

We have a revolving credit facility with lender commitments totaling $1.80 billion that matures in October 2029. In the future, we may not be able to access adequate funding under our revolving credit facility if our lenders are unwilling or unable to meet their funding obligations or increase their commitments under the credit facility. Our lenders could decline to increase their commitments based on our financial condition, the financial condition of our industry or the economy as a whole or for other reasons beyond our control. Due to these and other factors, we cannot be certain that funding, if needed, will be available to the extent required or on terms we find acceptable. If operating cash flows are insufficient and we are unable to access funding or execute debt capital transactions when needed on acceptable terms, we may not be able to fully implement our business plans, fund our capital program and commitments, complete new property acquisitions to replace reserves, take advantage of business opportunities, respond to competitive pressures, or refinance debt obligations as they come due. Should any of the above risks occur, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Some of the properties in which we have an ownership interest are operated by other companies and involve third-party working interest owners. As of December 31, 2024, non-operated properties represented 12% of our estimated proved developed reserves, 5% of our estimated proved undeveloped reserves, and 9% of our estimated total proved reserves. We have limited ability to influence or control the operations or future development of non-operated properties, including the marketing of oil and gas production, compliance with environmental, occupational safety and health and other regulations, or the amount of expenditures required to fund the development and operation of such properties. Moreover, we are dependent on other working interest owners on these projects to fund their contractual share of capital and operating expenditures. These limitations and our dependence on the operators and other working interest owners for these projects could cause us to incur unexpected future costs and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As a result of our strategy of assessing and executing on accretive acquisitions, the size and geographic footprint of our business has increased and may continue to do so, including into new jurisdictions. Our future success will depend, in part, on our ability to manage our expanded business, which may pose challenges including those related to the management and monitoring of new operations and basins and associated increased costs and complexity. We believe our acquisitions will complement our business strategies by delivering enhanced cash flows and corporate returns, among other things. However, the anticipated benefits of the transactions may be less significant than expected or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits within anticipated timing or at all, our business, financial condition and operating results may be adversely affected.

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

Volatility in the financial markets or in global economic conditions, including consequences resulting from domestic political uncertainty, geopolitical events, international trade disputes and domestic and foreign tariffs, and health epidemics could adversely impact our business.

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

Trade restrictions or other governmental actions related to domestic and foreign tariffs or trade policies have impacted in the past, and have the potential to further impact, our business and industry by increasing the cost of materials used in various aspects of upstream, midstream, and downstream oil and gas activities. Furthermore, tariffs and any quantitative import restrictions, particularly those impacting the cost and availability of steel and aluminum, and certain manufactured production equipment, may cause disruption in the energy industry's supply chain, resulting in the delay or cessation of drilling and completion efforts or the postponement or cancellation of new pipeline transportation projects the U.S. industry is relying on to transport its onshore production to market, as well as endangering U.S. liquefied natural gas export projects resulting in negative impacts on natural gas production. Additionally, trade and/or tariff disputes have impacted in the past, and have the potential to further impact, domestic and global economies overall, which could result in reduced demand for crude oil and natural gas. Any of the above consequences could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of the date of this report, we do not believe that the Company has experienced any material losses relating to cybersecurity attacks; however, there can be no assurance that we will not suffer material losses in the future either as a result of a breach of our systems or those of our business associates. As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Additionally, the growth of cybersecurity attacks has resulted in evolving legal and compliance matters which may impose significant costs that may increase over time.

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

Severe weather events and natural disasters such as hurricanes, tornadoes, seismic events, floods, blizzards, extreme cold, drought, fires, and ice storms affecting the areas in which we operate, including our corporate headquarters, could cause disruptions and in some cases suspension of our or our third party service providers' operations, which could have a material adverse effect on our business. Our planning for normal climatic variation, natural disasters, insurance programs and emergency recovery plans may inadequately mitigate the effects of such climatic conditions, and not all such effects can be predicted, eliminated or insured against. Longer term changes in temperature and precipitation patterns may result in changes to the amount, timing, or location of demand for energy or our production. While we consider these factors in our disaster preparedness and response and business continuity planning, we may not consider or prepare for every eventuality in such planning.

Financial Risks

Our revolving credit facility and indentures for our senior notes contain certain covenants and restrictions, the violation of which could adversely affect our business, financial condition and results of operations.

Our revolving credit facility contains restrictive covenants with which we must comply, including covenants that limit our ability to, among other things, incur additional indebtedness, incur liens, engage in sale and leaseback transactions, and merge, consolidate or sell all or substantially all of our assets. Our revolving credit facility also contains a requirement that we maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. See Part II, Item 8. Notes to Consolidated Financial Statements—Note 8. Debt for a discussion of how this ratio is calculated pursuant to our credit agreement. At December 31, 2024, we had $20 million of outstanding borrowings and $1.78 billion of available borrowing capacity on our credit facility and our consolidated net debt to total capitalization ratio, as defined, was 0.26.

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

Our principal exposure to credit risk is through the sale of our crude oil and natural gas production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($1.2 billion in receivables at December 31, 2024) and our joint interest and other receivables ($382 million at December 31, 2024). These counterparties may experience insolvency or liquidity issues and may not be able to meet their obligations and liabilities owed to us, particularly during a period of depressed commodity prices. Defaults by these counterparties could adversely impact our financial condition and results of operations.

Additionally, we rely on field service companies and midstream companies for services associated with the drilling and completion of wells and for certain midstream services. A prolonged worsening of commodity prices may result in a material adverse impact on the liquidity and financial position of the parties with whom we do business, resulting in delays in payment of, or non-payment of, amounts owed to us, delays in operations, loss of access to equipment and facilities and similar impacts. These events could have an adverse impact on our business, financial condition, results of operations and cash flows.

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

Our crude oil and natural gas exploration and production operations are subject to stringent federal, state and local legal requirements governing environmental protection and occupational safety and health. These requirements may take the form of laws, regulations, executive actions and various other legal initiatives. See Part I, Item 1. Business—Regulation of the Crude Oil and Natural Gas Industry for a summary of certain significant environmental and occupational safety and health legal requirements that govern us. Such requirements include those pertaining to air emissions, including natural gas flaring limitations and ozone standards; climate change, including restriction of methane or other greenhouse gas emissions and suspensions of, or more stringent limitations upon, new leasing and permitting on federal lands and waters; hydraulic fracturing; waste water disposal; occupational safety standards, and other risks or regulations relating to environmental protection. One or more of these legal requirements could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, because public policy changes affecting the crude oil and natural gas industry are commonplace and because laws, rules and regulations may be enacted, amended, repealed, or reinterpreted, we are unable to predict the future cost or impact of complying with such laws, rules and regulations.

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

Failure to comply with laws and regulations, including those summarized in Part I, Item 1. Business—Regulation of the Crude Oil and Natural Gas Industry, may trigger a variety of administrative, civil and criminal enforcement investigations or actions, including investigatory actions, the assessment of monetary penalties, the imposition of remedial requirements, the issuance of orders or judgments limiting or enjoining future operations, criminal sanctions, or litigation. Moreover, changes to existing laws or regulations or changes in interpretations of laws and regulations may unfavorably impact us or the infrastructure used for transporting our products. Similarly, changes in regulatory policies and priorities could result in the imposition of new laws or regulations that adversely impact us or our industry. Any such changes could increase our operating costs, delay our operations or otherwise alter the way we conduct our business, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.

Rules and regulations governing U.S. federal, state, and local income taxation are continually under review and subject to change. It cannot be predicted if changes to current U.S. tax laws and regulations will be introduced as legislation or, if introduced, later enacted and, if enacted, what form such enacted legislation would take. While certain changes to tax laws and regulations may negatively impact our business, certain changes may be beneficial.

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

Companies across all industries are facing scrutiny from a wide array of stakeholders related to their ESG practices. ESG standards are evolving and if we are perceived to have not responded appropriately to certain standards, regardless of whether there is a legal requirement to do so, we may suffer from reputational damage and our business or financial condition, could be materially and adversely affected. Attention to climate change, societal expectations on companies to address climate change, and potential consumer use of alternative forms of energy may result in increased costs, reduced demand for hydrocarbon products, reduced profits, increased investigations and litigation, and negative impacts on our ability to recruit necessary talent, and our access to debt capital markets.

Institutional lenders who provide financing for fossil fuel energy companies may become more attentive to lending practices that favor power sources such as wind and solar and some of them may elect not to provide funding for fossil fuel energy companies or impose certain ESG-related targets or goals as a condition to funding. While we cannot predict what polices may result from these developments, such efforts could make it more difficult for fossil fuel companies to secure funding as well as negatively affect the cost of, and terms for, financings to fund growth projects or other aspects of our business.

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

The Company has a cybersecurity team with relevant subject-matter expertise that is part of the Company’s Information Technology department (the “Cybersecurity Team”). This team reports to the Company’s Vice President and Chief Information Officer (“CIO”) and is led by the Company’s Chief Information Security Officer (“CISO”), who has primary responsibility for oversight of the Company’s assessment, identification, and management of cybersecurity risks. The CIO and CISO jointly determine whether a given cybersecurity matter is sufficiently important to warrant elevating it to the attention of the Company’s Cybersecurity Executive Committee (defined below) and/or Board of Directors. Our CISO has received certifications relating to information security, security leadership, and forensics from the Global Information Assurance organization.

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

Since the Company is private, it has no independent members of its Board of Directors. All of the Company’s directors are also executive officers. The body primarily responsible for oversight of the Cybersecurity Team is the Cybersecurity Executive Committee, which is composed of the Company’s President and Chief Executive Officer; Executive Vice President, Chief Culture Officer and Administrative Officer (both of whom are also members of the Company’s Board of Directors); Chief Financial Officer and Executive Vice President of Strategic Planning; Senior Vice President, General Counsel and Secretary; CIO; and the Director of Corporate Security. The Cybersecurity Executive Committee meets regularly and during these meetings its members review and discuss cybersecurity information provided by the CISO, which may include: (i) metrics relevant to cybersecurity issues; (ii) summaries of changes or proposed changes to the Company’s cybersecurity program; and (iii) cybersecurity risk and threat updates. Information regarding any critical cybersecurity-related matter is communicated to the Cybersecurity Executive Committee as soon as practicable.

In addition, the CISO periodically briefs the Company's Audit Committee regarding cybersecurity matters at a regularly scheduled committee meeting and these briefings cover the same types of information as is presented to the Cybersecurity Executive Committee. The Audit Committee is composed of the two members of the Board of Directors who are also members of the Cybersecurity Executive Committee.

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

Financial and Operating Metrics

Commodity prices have remained volatile due to various factors, some of which include global supply and demand, global inventory levels, and regional conflicts. Average NYMEX oil prices for the years ended December 31, 2024, 2023, and 2022 were $75.75, $77.57, and $94.17, respectively. Average NYMEX gas prices for the years ended December 31, 2024, 2023, and 2022 were $2.26, $2.73, and $6.72, respectively. The following table contains financial and operating metrics for the periods presented. Average sales prices exclude any effect of derivative transactions. Per-unit expenses have been calculated using sales volumes.

	Year ended December 31,
	2024	2023	2022
Average daily production:
Crude oil (Bbl per day)	229,889	232,083	199,526
Natural gas (Mcf per day) (1)	1,176,638	1,248,488	1,213,643
Crude oil equivalents (Boe per day)	425,995	440,164	401,800
Average sales prices:
Crude oil ($/Bbl)	$75.18	$76.89	$94.95
Natural gas ($/Mcf) (1)	$2.16	$2.60	$7.15
Production expenses ($/Boe)	$4.94	$4.47	$4.24
Production and ad valorem taxes (% of net crude oil and natural gas sales)	8.1%	8.2%	7.5%
DD&A ($/Boe)	$15.93	$14.11	$12.86
Total general and administrative expenses ($/Boe)	$1.69	$1.74	$2.74

(1)
Natural gas production volumes, sales volumes, and sales prices presented throughout management's discussion and analysis reflect the combined value for natural gas and natural gas liquids.

Results of Operations

The following table presents selected financial and operating information for the periods presented.

	Year Ended December 31,
In thousands	2024	2023	2022
Crude oil, natural gas, and natural gas liquids sales	$7,256,685	$7,684,263	$10,074,675
Gain (loss) on derivative instruments, net	27,168	943,768	(671,095)
Crude oil and natural gas service operations	93,776	103,710	70,128
Total revenues	7,377,629	8,731,741	9,473,708
Operating costs and expenses	(4,623,931)	(4,419,008)	(4,120,028)
Other expenses, net	(265,131)	(383,786)	(285,267)
Income before income taxes	2,488,567	3,928,947	5,068,413
Provision for income taxes	(471,849)	(827,630)	(1,020,804)
Income before equity in net loss of affiliate	2,016,718	3,101,317	4,047,609
Equity in net loss of affiliate	(3,653)	(3,129)	(1,489)
Net income	2,013,065	3,098,188	4,046,120
Net income attributable to noncontrolling interests	1,287	2,361	21,562
Net income attributable to Continental Resources	$2,011,778	$3,095,827	$4,024,558

Production volumes:
Crude oil (MBbl)	84,139	84,710	72,827
Natural gas (MMcf)	430,649	455,698	442,980
Crude oil equivalents (MBoe)	155,914	160,660	146,657
Sales volumes:
Crude oil (MBbl)	84,167	84,508	72,732
Natural gas (MMcf)	430,649	455,698	442,980
Crude oil equivalents (MBoe)	155,942	160,457	146,562

Year ended December 31, 2024 compared to the year ended December 31, 2023

Below is a discussion of changes in our results of operations for 2024 compared to 2023. A discussion of changes in our results of operations for 2023 compared to 2022 has been omitted from this Form 10-K, but may be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 22, 2024.

Production

The following table summarizes the changes in our average daily Boe production by major operating area for the periods presented.

	Fourth Quarter			Year Ended December 31,
Boe production per day	2024	2023	% Change	2024	2023	% Change
Bakken	189,787	220,428	(14)%	194,606	202,610	(4)%
Anadarko Basin	126,068	144,158	(13)%	132,558	153,426	(14)%
Powder River Basin	27,215	25,577	6%	24,979	23,757	5%
Permian Basin	74,334	58,601	27%	68,589	54,651	26%
All other	5,061	5,666	(11)%	5,263	5,720	(8)%
Total	422,465	454,430	(7)%	425,995	440,164	(3)%

The following table summarizes the changes in our production by product for the periods presented.

	Year Ended December 31,					Volume
	2024		2023		Volume	percent
	Volume	Percent	Volume	Percent	decrease	decrease
Crude oil (MBbl)	84,139	54%	84,710	53%	(571)	(1)%
Natural gas (MMcf)	430,649	46%	455,698	47%	(25,049)	(5)%
Total (MBoe)	155,914	100%	160,660	100%	(4,746)	(3)%

The 1% decrease in crude oil production and 5% decrease in natural gas production in 2024 compared to 2023 were primarily driven by natural declines in production coupled with planned moderation in capital spending, asset divestitures and variation in the timing of new well completions between years.

Revenues

Our revenues consist of sales of crude oil, natural gas, and natural gas liquids, gains and losses resulting from changes in the fair value of our derivative instruments, and revenues associated with crude oil and natural gas service operations.

Crude oil, natural gas, and natural gas liquids sales. Sales for 2024 totaled $7.26 billion, a 6% decrease compared to sales of $7.68 billion for 2023 due to decreases in sales prices coupled with a decrease in sales volumes as discussed below.

Total sales volumes for 2024 decreased 4,515 MBoe, or 3%, compared to 2023 primarily due to the previously described decrease in natural gas production volumes. For 2024, our crude oil sales volumes were consistent with 2023 while our natural gas sales volumes decreased 5% compared to 2023.

Our crude oil sales prices averaged $75.18 per barrel for 2024, a decrease of 2% compared to $76.89 per barrel for 2023 due to a decrease in market prices resulting from changes in various macroeconomic conditions between periods.

Our natural gas sales prices averaged $2.16 per Mcf for 2024, a decrease of 17% compared to $2.60 per Mcf for 2023 due to a decrease in market prices for residue gas and natural gas liquids.

Derivatives. Changes in settled and future commodity prices in 2024 had a net favorable impact on the fair value of our derivatives, which resulted in positive revenue adjustments of $27.2 million for the year, representing $377.6 million of realized cash gains partially offset by $350.4 million of unsettled non-cash losses, compared to positive revenue adjustments totaling $943.8 million in 2023.

Crude oil and natural gas service operations. Our crude oil and natural gas service operations consist primarily of revenues associated with water gathering, recycling, delivery, and disposal activities, which are impacted by our production volumes and the timing and extent of our drilling and completion projects. Revenues associated with such activities decreased $9.9 million, or 10%, from $103.7 million for 2023 to $93.8 million for 2024 due to decreased water handling activities resulting from decreases in completion activities and production volumes compared to 2023.

Operating Costs and Expenses

Production expenses. Production expenses increased $53.4 million, or 7%, to $770.9 million for 2024 compared to $717.5 million for 2023 due to an increase in the number of producing wells from drilling and completion activities, costs associated with adverse winter weather conditions in the Bakken and Powder River Basin in the 2024 first quarter, and higher workover-related activities aimed at enhancing production from producing properties. Production expenses on a per-Boe basis averaged $4.94 per Boe for 2024 compared to $4.47 per Boe for 2023.

Production and ad valorem taxes. Production and ad valorem taxes decreased $47.4 million, or 8%, to $556.2 million for 2024 compared to $603.5 million for 2023 due to the previously described decrease in crude oil, natural gas, and NGL sales. Our production taxes as a percentage of net sales averaged 8.1% for 2024 compared to 8.2% for 2023.

Transportation, gathering, processing, and compression. These charges increased $29.0 million, or 9%, to $367.2 million for 2024 compared to $338.2 million for 2023 due to changes in marketing terms and arrangements utilized between periods and an increase in our working interest share of cost burdens in certain operating areas.

Depreciation, depletion, amortization and accretion (“DD&A”). Total DD&A amounted to $2.48 billion for 2024, an increase of $219.1 million, or 10%, compared to $2.26 billion for 2023, due to an increase in our DD&A rate per Boe as further discussed below. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Year ended December 31,
$/Boe	2024	2023
Crude oil and natural gas properties	$15.26	$13.58
Other equipment	0.53	0.44
Asset retirement obligation accretion	0.14	0.09
Depreciation, depletion, amortization and accretion	$15.93	$14.11

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

Our proved reserves have been revised downward over the past year prompted by decreases in rolling twelve-month average SEC commodity prices and other factors, which contributed to an increase in our DD&A rate for crude oil and natural gas properties in 2024 compared to 2023 along with variation in the mix of sales volumes across the Company's operating areas between periods.

Property impairments. Property impairments decreased $23.6 million to $43.2 million for 2024 compared to $66.8 million for 2023 due in part to $15.5 million of proved property impairments recognized in 2023 compared to no proved property impairments being recognized in 2024. Additionally, impairments of unproved properties decreased $8.1 million in 2024 compared to 2023 reflecting a decrease in the amortization of undeveloped leasehold costs over the past year.

General and administrative (“G&A”) expenses. G&A expenses decreased $15.3 million, or 5%, to $264.0 million for 2024 compared to $279.3 million for 2023. Total G&A expenses include charges for long-term incentive compensation awards of $83.7 million for 2024 compared to $91.3 million for 2023. G&A expenses other than incentive compensation awards totaled $180.3 million for 2024, a decrease of $7.6 million, or 4%, compared to $188.0 million for 2023 primarily due to higher overhead and cost recoveries from joint interest owners compared to 2023.

The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Year ended December 31,
$/Boe	2024	2023
General and administrative expenses	$1.15	$1.17
Long-term incentive compensation awards	0.54	0.57
Total general and administrative expenses	$1.69	$1.74

Interest expense. Interest expense decreased $120.0 million, or 30%, to $275.7 million for 2024 compared to $395.8 million for 2023 due to a decrease in our annual weighted average outstanding debt balance from $7.9 billion in 2023 to $5.8 billion in 2024. This decrease was driven by debt reduction throughout 2024, including the reduction of credit facility borrowings, the repayment of our $750 million term loan, and the redemption of our $893 million of 2024 Notes. Our outstanding debt totaled $4.8 billion at December 31, 2024.

Income Taxes. We provided for income taxes at a combined federal and state tax rate of 23.5% for both 2024 and 2023. We recorded income tax provisions of $471.8 million and $827.6 million for 2024 and 2023, respectively, which resulted in effective tax rates of 19.0% and 21.1%, respectively, after taking into account the application of statutory tax rates, permanent taxable differences, estimated tax credits, and other items. See Part II, Item 8. Notes to Consolidated Financial Statements—Note 11. Income Taxes for a summary of the sources and tax effects of items comprising our income tax provision and resulting effective tax rates for 2024 and 2023.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows generated from operating activities, financing provided by our credit facility and the issuance of debt securities. Additionally, asset dispositions and joint development arrangements have provided a source of cash flow for use in reducing debt and enhancing liquidity.

At February 1, 2025, we had $1.8 billion of borrowing availability under our credit facility. Our credit facility, which is unsecured and has no borrowing base subject to redetermination, does not mature until October 2029.

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

Cash Flows

Cash flows from operating activities

Net cash provided by operating activities decreased $422.2 million, or 8%, to $4.64 billion for 2024 compared to $5.06 billion for 2023. This decrease was driven by a $427.6 million decrease in crude oil, natural gas, and NGL revenues along with increases in certain cash operating expenses including a $53.4 million increase in production expenses, a $29.0 million increase in transportation, gathering, processing, and compression expenses, and a $139.2 million increase in cash payments for income taxes. These decreases in cash flows were partially offset by a $120.4 million improvement in realized cash settlements on matured commodity derivatives, a $116.8 million decrease in cash paid for interest, and a $47.4 million decrease in production and ad valorem taxes.

Cash flows used in investing activities

Net cash used in investing activities totaled $2.78 billion for 2024 compared to $3.56 billion for 2023. Our investing cash flows for 2024 included $3.03 billion of exploration and development costs compared to $3.55 billion of exploration and development costs for 2023, reflecting variation in the timing of our capital spending between periods. In addition, net cash used in investing activities was further decreased by lower acquisitions of producing crude oil and natural gas properties, with $9 million acquired in 2024 compared to $161 million acquired in 2023, as well as increased proceeds from the sale of assets with $546 million of proceeds received in 2024 compared to $390 million of proceeds received in 2023.

Cash flows from financing activities

Net cash used in financing activities for 2024 totaled $1.84 billion, primarily consisting of $190 million of net repayments on our credit facility, $893 million of cash used to redeem senior notes, and $752 million of cash used for the repayment of our term loan.

Net cash used in financing activities for 2023 totaled $1.61 billion, primarily consisting of $950 million of net repayments on our credit facility and $636 million of cash used to redeem senior notes.

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

Based on current market indications supported by cash flow protection provided by our hedge portfolio against commodity price declines, our budgeted capital spending plans for 2025 are expected to be funded from operating cash flows. Any deficiencies in operating cash flows relative to budgeted spending are expected to be funded by borrowings under our credit facility. If cash flows are materially impacted by declines in commodity prices, we have the ability to reduce our capital expenditures or utilize the availability of our credit facility if needed to fund our operations.

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

Credit facility

We have an unsecured credit facility, maturing in October 2029, with aggregate lender commitments totaling $1.8 billion. The commitments are from a syndicate of 14 banks and financial institutions. We believe each member of the current syndicate has the capability to fund its commitment.

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

We were in compliance with our credit facility covenants at December 31, 2024 and expect to maintain compliance. At December 31, 2024, our consolidated net debt to total capitalization ratio was 0.26. We do not believe the credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing if needed to support our business.

Future Capital Requirements

Our material future cash requirements are summarized below. Based on current market indications, we expect to meet our contractual cash commitments to third parties as of December 31, 2024, recognizing we may be required to meet such commitments even if our business plan assumptions were to change.

Senior notes

Our debt includes outstanding senior note obligations totaling $4.8 billion at December 31, 2024, exclusive of interest payment obligations thereon. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. The earliest scheduled senior note maturity is our $800 million of 2026 Notes due in November 2026. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 8. Debt in Part II, Item 8. Notes to Consolidated Financial Statements.

We were in compliance with our senior note covenants at December 31, 2024 and expect to maintain compliance. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt do not trigger additional senior note covenants.

Credit facility borrowings

As of February 1, 2025, we had no outstanding borrowings on our credit facility. Our credit facility matures in October 2029.

Transportation, gathering, and processing commitments

We have entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities that require us to pay per-unit charges regardless of the amount of capacity used. Future commitments remaining as of December 31, 2024 under the arrangements amount to approximately $799 million. A portion of these future costs will be borne by other interest owners. See Part II, Item 8. Notes to Consolidated Financial Statements—Note 13. Commitments and Contingencies for additional information.

Capital Expenditures

For the year ended December 31, 2024, we invested $3.27 billion in our capital program excluding $24.3 million of unbudgeted acquisitions, excluding $20.5 million of mineral acquisitions attributable to Franco-Nevada, and including $9.2 million of capital costs associated with increased accruals for capital expenditures as compared to December 31, 2023.

For 2025, our capital expenditures budget attributable to us is $2.83 billion. Costs of acquisitions and investments, such as those described in Note 18. Equity Investment in Part II, Item 8. Notes to Consolidated Financial Statements, are not included in our 2025 capital budget, with the exception of planned levels of spending for mineral acquisitions.

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

Cash Payments for Income Taxes

For the year ended December 31, 2024, we made cash payments for federal and state income taxes totaling $705.4 million, representing payments associated with 2023 tax return filing extensions and estimated quarterly payments for 2024 federal and state income taxes based on estimates of taxable income for 2024. Significant judgment is involved in estimating future taxable income as we are required to make assumptions about future commodity prices, projected production, development activities, capital spending, profitability, and general economic conditions, all of which are subject to material revision in future periods as better information becomes available. If commodity prices remain at current levels, we expect to continue generating significant taxable income through at least year-end 2025, which would result in us continuing to make estimated tax payments on a quarterly basis in 2025. Because of the significant uncertainty inherent in numerous factors utilized in projecting taxable income, we cannot predict the amount of future income tax payments with certainty.

Long-term incentive compensation awards

As discussed in Note 15. Incentive Compensation in Part II, Item 8. Notes to Consolidated Financial Statements we have recognized a current liability of $74.5 million and a non-current liability of $36.5 million in the consolidated balance sheets associated with unvested incentive compensation awards granted to employees that are scheduled to vest in 2025, 2026, and 2027. We intend to settle these awards in cash at the time vesting occurs. Our recognized liabilities will be remeasured each reporting period leading up to the applicable award vesting dates to reflect additional service rendered by employees and to reflect changes in expected cash payments arising from underlying changes in the value of the Company based on independent third party appraisals. The current liability at December 31, 2024 was paid in cash to employees in February 2025 upon the scheduled vesting of awards. We intend to grant additional awards on an annual basis that we plan to settle in cash upon vesting.

Stock redemption option

See Note 7. Fair Value Measurements—Stock Redemption Option in Part II, Item 8. Notes to Consolidated Financial Statements.

Delivery Commitments

We have various natural gas volume delivery commitments that are related to our key operating areas. We expect to primarily fulfill our contractual natural gas obligations with production from our proved reserves. However, we may purchase third-party volumes to satisfy our commitments. Additionally, in the Permian Basin certain of our firm sales contracts for crude oil include delivery commitments that specify the delivery of a fixed and determinable quantity. We expect to primarily fulfill our contractual crude oil obligations with production from our proved reserves. As of December 31, 2024, we were committed to deliver the following fixed quantities of natural gas and crude oil production. The volumes disclosed herein represent gross production associated with properties operated by us and do not reflect our net proportionate share of such amounts.

Year Ending	Natural Gas	Crude Oil
December 31,	Bcf	MMBo
2025	117	13
2026	99	3
2027	70	—
2028	30	—
2029	10	—
2030	10	—
2031	8	—

Senior note repurchases and redemptions

In recent years we have redeemed or repurchased a portion of our outstanding senior notes. From time to time, we may execute additional redemptions or repurchases of our senior notes for cash in open market transactions, privately negotiated transactions, or otherwise. The timing and amount of any such redemptions or repurchases will depend on prevailing market conditions, our liquidity and prospects for future access to capital, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Derivative Instruments

The fair value of our derivative instruments at December 31, 2024 was a net asset of $157.5 million. See Note 6. Derivative Instruments in Part II, Item 8. Notes to Consolidated Financial Statements for further discussion of our hedging activities, including a summary of derivative contracts in place as of December 31, 2024. The estimated fair value of our derivatives is highly sensitive to market price volatility and therefore subject to significant fluctuations from period to period. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for information on how hypothetical changes in commodity prices would impact the fair value of our derivatives as of December 31, 2024. Between January 1, 2025 and February 14, 2025 we entered into additional derivative instruments as summarized below.

Crude oil derivatives			Weighted Average Hedge Price ($/Bbl)

Period and Type of Contract	Average Volumes Hedged		Roll Swaps	Fixed Swaps
January 2025 - December 2025
Fixed Swaps - WTI	52,000	Bbls/day		$70.64
February 2025 - December 2025
Roll Swaps - NYMEX	51,700	Bbls/day	$0.94

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

Crude Oil and Natural Gas Reserves Estimation

Our external independent reserve engineers, Ryder Scott, and internal technical staff prepare the estimates of our crude oil and natural gas reserves and associated future net cash flows. Even though Ryder Scott and our internal technical staff are knowledgeable and follow authoritative guidelines for estimating reserves, they must make a number of subjective assumptions based on professional judgments in developing the reserve estimates. Estimates of reserves and their values, future production rates, and future costs and expenses are inherently uncertain for various reasons, including many factors beyond the Company’s control. Reserve estimates are updated annually and take into account recent production levels and other technical information about each of our properties.

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

No impairments were recognized for our proved crude oil and natural gas properties for the year ended December 31, 2024 as estimated future cash flows were determined to be in excess of cost basis. Commodity price assumptions used for the year-end December 31, 2024 impairment calculations were based on publicly available average annual forward commodity strip prices through year-end 2029 and were then escalated at 3% per year thereafter. Holding all other factors constant, as forward commodity prices decrease, our probability for recognizing producing property impairments may increase, or the magnitude of impairments to be recognized may increase. Conversely, as forward commodity prices increase, our probability for recognizing producing property impairments may decrease, or the magnitude of impairments to be recognized may decrease or be eliminated. As of December 31, 2024, the publicly available forward commodity strip prices for the year 2029 used in our fourth quarter impairment calculations averaged $63.01 per barrel for crude oil and $3.58 per Mcf for natural gas. If forward commodity prices materially decrease from current levels for an extended period, impairments of producing properties may be recognized in the future. Because of the uncertainty inherent in the numerous factors utilized in determining the fair value of producing properties, we cannot predict the timing and amount of future impairment charges, if any.

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

In assessing the realizability of deferred tax assets, management must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We apply judgment to determine the weight of both positive and negative evidence in order to conclude whether a valuation allowance is necessary for our deferred tax assets. In determining whether a valuation allowance is required, we consider, among other factors, our financial position, results of operations, projected future taxable income, reversal of existing deferred tax liabilities against deferred tax assets, and tax planning strategies. Significant judgment is involved in this determination as we are required to make assumptions about future commodity prices, projected production, development activities, profitability of future business strategies and forecasted economics in the oil and gas industry. Additionally, changes in the effective tax rate resulting from changes in tax law and our level of earnings may limit utilization of deferred tax assets and may affect the valuation of deferred tax balances in the future. Changes in judgment regarding future realization of deferred tax assets may result in a reversal of all or a portion of a valuation allowance. We believe our deferred tax assets at December 31, 2024 will ultimately be realized. We will continue to evaluate both the positive and negative evidence on a quarterly basis in determining the need for a valuation allowance with respect to our deferred tax assets.

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

Legislative and Regulatory Developments

The crude oil and natural gas industry in the United States is subject to various types of regulation at the federal, state and local levels that result in stringent and costly requirements for our business. See Part I, Item 1. Business—Regulation of the Crude Oil and Natural Gas Industry for a summary of significant laws and regulations that may affect us in the areas in which we operate. There is the potential for the revision or repeal of existing laws and regulations or the adoption of new legislation that could affect our industry.

Inflation

Inflationary pressures experienced in recent years may continue in 2025. Some of the underlying factors impacting inflation may include, but are not limited to, global supply chain disruptions, the imposition of trade restrictions or other governmental actions related to tariffs or trade policies, shipping bottlenecks, labor market constraints, increased competition for goods and services in response to improved energy industry operating conditions, and side effects from monetary and fiscal policies. If inflationary pressures persist or worsen, we may incur additional costs for equipment and materials, and from service providers. Our budgeted expenditures include an estimate for the impact of cost inflation and, despite inflationary pressures, we expect to continue generating significant amounts of free cash flow at current commodity price levels.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

General. We are exposed to a variety of market risks including commodity price risk, credit risk, and interest rate risk. We seek to address these risks through a program of risk management which may include the use of derivative instruments.

Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of our crude oil, natural gas, and natural gas liquids. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas and natural gas liquids production. Commodity prices have been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index prices. Based on our average daily production for the quarter ended December 31, 2024, and excluding any effect of our derivative instruments in place, our annual revenue would increase or decrease by approximately $846 million for each $10.00 per barrel change in crude oil prices at December 31, 2024 and $417 million for each $1.00 per Mcf change in natural gas prices at December 31, 2024.

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

The fair value of our derivative instruments at December 31, 2024 was a net asset of $157.5 million, which is comprised of a $145 million net asset associated with our natural gas derivatives and a $12.5 million net asset associated with our crude oil derivatives. The following table shows how a hypothetical +/- 10% change in the underlying forward prices used to calculate the fair value of our derivatives would impact the fair value estimates as of December 31, 2024.

		Hypothetical Fair Value
In thousands	Change in Forward Price	Asset (Liability)
Crude Oil	-10%	$22,574
Crude Oil	+10%	$2,491
Natural Gas	-10%	$376,230
Natural Gas	+10%	$(86,275)

Changes in the fair value of our derivatives from the above price sensitivities would produce a corresponding change in our total revenues.

Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our crude oil and natural gas production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($1.2 billion in receivables at December 31, 2024) and our joint interest and other receivables ($382 million at December 31, 2024).

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

Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $65 million at December 31, 2024, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on a co-owner’s interest in the well, to net production proceeds against amounts owed in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

Interest Rate Risk. Our exposure to changes in interest rates relates to variable-rate borrowings we may have outstanding from time to time on our credit facility. Such borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to our senior, unsecured, long-term indebtedness. All of our other long-term indebtedness is fixed rate and does not expose us to the risk of cash flow loss due to changes in market interest rates.

We had no variable rate borrowings outstanding on our credit facility at February 1, 2025.

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

The following table presents our debt maturities and the weighted average interest rates by expected maturity date as of December 31, 2024:

In thousands	2025	2026	2027	2028	2029	Thereafter	Total
Fixed rate debt:
Senior Notes:
Principal amount (1)	$—	$800,000	$—	$1,000,000	$—	$3,000,000	$4,800,000
Weighted-average interest rate	—	2.3%	—	4.4%	—	4.8%	4.2%
Notes payable:
Principal amount (1)	$2,587	$2,681	$2,777	$2,876	$2,981	$1,318	$15,220
Interest rate	3.5%	3.5%	3.5%	3.5%	3.5%	3.5%	3.5%
Variable rate debt:
Credit facility:
Principal amount	$—	$—	$—	$—	$20,000	$—	$20,000
Weighted-average interest rate	—	—	—	—	6.1%	—	6.1%

(1)
Amounts represent scheduled maturities and do not reflect any discount or premium at which the notes were issued or any debt issuance costs.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Continental Resources, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Continental Resources, Inc. (an Oklahoma corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of proved crude oil and natural gas reserves as it relates to the recognition of depletion expense, proved and unproved crude oil and natural gas reserves used in the assessment and measurement of impairment of proved oil and gas properties (herein referred to as “the crude oil and natural gas reserves”).

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

The principle consideration for our determination that proved crude oil and natural gas reserves as it relates to the recognition of depletion expense and proved and unproved crude oil and natural gas reserves for the assessment/measurement of impairment of crude oil and natural gas properties is a critical audit matter is that relatively minor changes in certain highly subjective inputs and assumptions that are necessary to estimate the volumes of future cash flows of the Company's crude oil and natural gas reserves could have a significant impact on the measurement of depletion expense or the assessment/measurement of impairment expense of crude oil and natural gas properties.

Our audit procedures related to the estimation of proved crude oil and natural gas reserves as it relates to the recognition of depletion expense and proved and unproved crude oil and natural gas reserves for the assessment and measurement of impairment and the amount of crude oil and natural gas properties, included the following, among others:

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
•
To the extent key inputs and assumptions used to determine crude oil and natural gas reserve volumes and other cash flow inputs and assumptions are derived from the Company's accounting records, including, but not limited to: historical pricing differentials, operating costs, estimated capital costs, discount rates, and ownership interests, we tested management's process for determining the assumptions, including examining underlying support on a sample basis. Specifically, our audit procedures involved testing management's assumptions as follows:
◦
We compared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year and examined contractual support for the pricing differentials
◦
We evaluated the models used to estimate the operating costs at year end and compared to historical operating costs
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
◦
We evaluated the reasonableness of the Company’s classification of reserves as proved or unproved
◦
We evaluated the reasonableness of risk-adjustment factors applied to unproved crude oil and natural gas reserves that were taken into consideration to determine estimated future net cash flows used to evaluate proved property impairment

Accounting treatment and valuation of the optionality features of the share Redemption Agreement.

As described in Note 7 to the consolidated financial statements, the Company entered into a share Redemption Agreement in June 2024 with Harold Hamm and certain members of his family. This agreement was subsequently amended in December 2024. The resulting liability for the optionality features contained in this agreement is specifically impacted by the timing of the redemption, if any, and the potential estate tax liability for Mr. Hamm’s estate. We identified the accounting treatment and the valuation of the optionality features of the Redemption Agreement and the December 2024 amendment developed using significant level 3 unobservable inputs as a critical audit matter.

The principal consideration for our determination that the accounting treatment and valuation of the optionality features of the Redemption Agreement is a critical audit matter is that the estimate involves significant management judgment, highly subjective and complex estimations, and unobservable inputs. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Our audit procedures related to the accounting and valuation of the optionality features of the Redemption Agreement and the December 2024 amendment included the following, among others.

•
We evaluated management’s accounting treatment for the Redemption Agreement and the December 2024 amendment using Grant Thornton subject matter specialists.
•
We assessed the independence, objectivity, and professional qualifications of the Company’s external valuation experts, made inquiries of these specialists regarding the process followed and judgments used to make significant estimates, including but not limited to the potential estate tax liability and value of the shares at the time of a potential redemption, and the estimated fair value of the Company’s shares.
•
We evaluated the appropriateness of key inputs and assumptions used to determine the fair value of the optionality features of the Redemption Agreement which were derived from the Company's accounting records
•
We evaluated the reasonableness of key inputs and assumptions utilized by management, including, but not limited to: the anticipated timing and probability of a redemption, the potential value of estate tax liability, and the quantity of shares required to satisfy the potential estate tax obligations.
•
We utilized Grant Thornton valuation specialists to audit the appropriateness of the methodology, including the appropriateness of key inputs and assumptions utilized therein and developed an independent expectation of the value of the optionality features of the Redemption Agreement and the December 2024 amendment.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Oklahoma City, Oklahoma

February 24, 2025

Continental Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
In thousands, except par values and share data	2024	2023
Assets
Current assets:
Cash and cash equivalents	$39,064	$26,397
Receivables:
Crude oil, natural gas, and natural gas liquids sales	1,176,280	1,196,262
Joint interest and other	381,760	350,907
Allowance for credit losses	(4,121)	(3,172)
Receivables, net	1,553,919	1,543,997
Derivative assets	95,227	353,261
Inventories	184,251	190,762
Prepaid expenses and other	32,648	33,450
Total current assets	1,905,109	2,147,867
Net property and equipment, based on successful efforts method of accounting	20,037,922	19,786,889
Investment in unconsolidated affiliates	258,359	240,484
Operating lease right-of-use assets	20,933	38,656
Derivative assets, noncurrent	62,426	155,252
Other noncurrent assets	20,832	18,293
Total assets	$22,305,581	$22,387,441
Liabilities and equity
Current liabilities:
Accounts payable trade	$845,160	$835,012
Revenues and royalties payable	682,461	768,381
Accrued liabilities and other	413,036	354,537
Current portion of incentive compensation liability	74,494	130,583
Current portion of income tax liabilities	21,659	84,556
Current portion of operating lease liabilities	4,046	18,112
Current portion of long-term debt	2,587	895,105
Total current liabilities	2,043,443	3,086,286
Long-term debt, net of current portion	4,798,860	5,734,007
Other noncurrent liabilities:
Deferred income tax liabilities, net	2,704,069	2,867,283
Incentive compensation liability, noncurrent	36,468	41,707
Asset retirement obligations, noncurrent	432,495	391,957
Derivative liabilities, noncurrent	143	586
Operating lease liabilities, noncurrent	15,823	19,482
Other noncurrent liabilities	48,783	36,346
Total other noncurrent liabilities	3,237,781	3,357,361
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock (Note 16)	2,996	2,996
Retained earnings	11,862,515	9,850,687
Total shareholders’ equity attributable to Continental Resources	11,865,511	9,853,683
Noncontrolling interests	359,986	356,104
Total equity	12,225,497	10,209,787
Total liabilities and equity	$22,305,581	$22,387,441

The accompanying notes are an integral part of these consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
In thousands, except per share data	2024	2023	2022
Revenues:
Crude oil, natural gas, and natural gas liquids sales	$7,256,685	$7,684,263	$10,074,675
Gain (loss) on derivative instruments, net	27,168	943,768	(671,095)
Crude oil and natural gas service operations	93,776	103,710	70,128
Total revenues	7,377,629	8,731,741	9,473,708

Operating costs and expenses:
Production expenses	770,875	717,478	621,921
Production and ad valorem taxes	556,174	603,534	730,132
Transportation, gathering, processing, and compression	367,247	338,217	316,414
Exploration expenses	12,369	16,368	23,068
Crude oil and natural gas service operations	88,078	82,392	37,002
Depreciation, depletion, amortization and accretion	2,483,444	2,264,334	1,885,465
Property impairments	43,199	66,798	70,417
Transaction costs	—	—	33,796
General and administrative expenses	264,029	279,306	401,551
Net (gain) loss on sale of assets and other	38,516	50,581	262
Total operating costs and expenses	4,623,931	4,419,008	4,120,028
Income from operations	2,753,698	4,312,733	5,353,680
Other income (expense):
Interest expense	(275,748)	(395,765)	(300,662)
Loss on extinguishment of debt	(1,600)	—	(403)
Other	12,217	11,979	15,798
	(265,131)	(383,786)	(285,267)
Income before income taxes	2,488,567	3,928,947	5,068,413
Provision for income taxes	(471,849)	(827,630)	(1,020,804)
Income before equity in net loss of affiliate	2,016,718	3,101,317	4,047,609
Equity in net loss of affiliate	(3,653)	(3,129)	(1,489)
Net income	2,013,065	3,098,188	4,046,120
Net income attributable to noncontrolling interests	1,287	2,361	21,562
Net income attributable to Continental Resources	$2,011,778	$3,095,827	$4,024,558

The accompanying notes are an integral part of these consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Consolidated Statements of Equity

	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2021	364,297,520	$3,643	$1,131,602	$—	$6,340,211	$7,475,456	$380,869	$7,856,325
Net income	—	—	—	—	4,024,558	4,024,558	21,562	4,046,120
Cash dividends declared	—	—	—	—	(287,035)	(287,035)	—	(287,035)
Change in dividends payable	—	—	—	—	205	205	—	205
Common stock repurchased prior to take-private transaction	—	—	—	(99,855)	—	(99,855)	—	(99,855)
Common stock retired prior to take-private transaction	(1,842,422)	(18)	(99,837)	99,855	—	—	—	—
Stock-based compensation	—	—	(8,085)	—	—	(8,085)	—	(8,085)
Restricted stock:
Granted	1,575,847	16	—	—	—	16	—	16
Repurchased and canceled	(627,742)	(7)	(35,438)	—		(35,445)	—	(35,445)
Forfeited	(384,536)	(4)	—	—	—	(4)	—	(4)
Restricted stock canceled from take-private transaction	(5,349,141)	(53)	—	—	—	(53)	—	(53)
Take-private transaction (see Note 1)	(58,059,259)	(581)	(988,242)	—	(3,323,765)	(4,312,588)	—	(4,312,588)
Contributions from noncontrolling interests	—	—	—	—	—	—	12,498	12,498
Distributions to noncontrolling interests	—	—	—	—	—	—	(42,491)	(42,491)
Balance at December 31, 2022	299,610,267	$2,996	$—	$—	$6,754,174	$6,757,170	$372,438	$7,129,608
Net income	—	—	—	—	3,095,827	3,095,827	2,361	3,098,188
Change in dividends payable	—	—	—	—	686	686	—	686
Contributions from noncontrolling interests	—	—	—	—	—	—	10,188	10,188
Distributions to noncontrolling interests	—	—	—	—	—	—	(28,883)	(28,883)
Balance at December 31, 2023	299,610,267	$2,996	$—	$—	$9,850,687	$9,853,683	$356,104	$10,209,787
Net income	—	—	—	—	2,011,778	2,011,778	1,287	2,013,065
Change in dividends payable	—	—	—	—	50	50	—	50
Contributions from noncontrolling interests	—	—	—	—	—	—	24,459	24,459
Distributions to noncontrolling interests	—	—	—	—	—	—	(21,864)	(21,864)
Balance at December 31, 2024	299,610,267	$2,996	$—	$—	$11,862,515	$11,865,511	$359,986	$12,225,497

The accompanying notes are an integral part of these consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2024	2023	2022
Cash flows from operating activities:
Net income	$2,013,065	$3,098,188	$4,046,120
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, amortization and accretion	2,485,265	2,265,948	1,886,491
Property impairments	43,199	66,798	70,417
Non-cash (gain) loss on derivatives, net	350,417	(686,598)	212,976
Stock-based compensation	—	—	217,650
Provision (benefit) for deferred income taxes	(163,214)	328,970	398,429
Equity in net loss of affiliate	3,653	3,129	1,489
Dry hole costs	—	—	12,305
Net (gain) loss on sale of assets and other	36,791	50,581	262
Loss on extinguishment of debt	1,600	—	403
Other, net	56,612	21,594	27,294
Changes in assets and liabilities:
Accounts receivable	(11,468)	222,091	(372,529)
Inventories	5,589	(17,600)	(67,478)
Other current assets	623	(6,118)	(10,242)
Accounts payable trade	2,622	(38,740)	164,071
Revenues and royalties payable	(85,351)	(111,738)	253,286
Accrued liabilities and other	54,698	2,940	51,222
Incentive compensation liability	(61,329)	(53,429)	—
Current income taxes liability	(62,897)	(67,593)	152,149
Other noncurrent assets and liabilities	(31,044)	(17,436)	(4,625)
Net cash provided by operating activities	4,638,831	5,060,987	7,039,690
Cash flows from investing activities:
Exploration and development	(3,030,955)	(3,550,502)	(2,838,075)
Purchase of producing crude oil and natural gas properties	(8,557)	(161,408)	(421,850)
Purchase of other property and equipment	(268,437)	(205,356)	(68,189)
Proceeds from sale of assets	546,109	390,034	5,740
Contributions to unconsolidated affiliates	(21,527)	(33,862)	(212,294)
Net cash used in investing activities	(2,783,367)	(3,561,094)	(3,534,668)
Cash flows from financing activities:
Credit facility borrowings	3,932,000	4,792,000	3,886,000
Repayment of credit facility	(4,122,000)	(5,742,000)	(3,226,000)
Redemption and repurchase of Senior Notes	(893,126)	(636,000)	(31,829)
Proceeds from other debt	—	—	750,000
Repayment of other debt	(752,495)	(2,410)	(2,326)
Debt issuance costs	(5,359)	(242)	(5,148)
Contributions from noncontrolling interests	22,953	10,580	13,665
Distributions to noncontrolling interests	(22,428)	(31,156)	(40,685)
Repurchase of common stock prior to take-private transaction	—	—	(99,855)
Take-private transaction (see Note 1)	—	—	(4,312,642)
Repurchase of restricted stock for tax withholdings	—	—	(35,444)
Dividends paid on common stock	(2,342)	(2,056)	(283,838)
Net cash used in financing activities	(1,842,797)	(1,611,284)	(3,388,102)
Net change in cash and cash equivalents	12,667	(111,391)	116,920
Cash and cash equivalents at beginning of period	26,397	137,788	20,868
Cash and cash equivalents at end of period	$39,064	$26,397	$137,788

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

2022 Take-Private Transaction

On November 22, 2022, the Company completed a series of take-private transactions with Omega Acquisition, Inc, an entity owned by the Company’s founder, Harold G. Hamm, pursuant to which the Company became wholly owned by Mr. Hamm, certain members of his family and their affiliated entities (the “Hamm Family”). A total of 58.1 million shares of Continental’s common stock were purchased pursuant to the take-private transaction for total cash consideration of $4.31 billion. The 2022 purchase of outstanding shares was funded by Continental through the use of $2.2 billion of cash on hand, $1.3 billion of credit facility borrowings, and the execution of a $750 million three-year term loan. See the Consolidated Statements of Equity for the year ended December 31, 2022 for the impact on the components of Shareholders’ Equity resulting from the take-private transaction.

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

The Company evaluated its December 31, 2024 financial statements for subsequent events through February 24, 2025, the date the financial statements were available to be issued.

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

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in accounts that may not be federally insured. As of December 31, 2024, the Company had cash deposits in excess of federally insured amounts of approximately $37.1 million. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Accounts receivable

Receivables arising from crude oil and natural gas sales and joint interest receivables are generally unsecured. Accounts receivable are due within 30 days and are considered delinquent after 60 days. The Company writes off specific receivables when they become noncollectable and any payments subsequently received on those receivables are credited to the allowance for credit losses. Write-offs of noncollectable receivables have historically not been material. The Company’s allowance for credit losses totaled $4.1 million and $3.2 million as of December 31, 2024 and 2023, respectively. See Note 10. Allowance for Credit Losses for additional information.

Concentration of credit risk

The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with significant purchasers. For the year ended December 31, 2024, sales to the Company's largest purchaser accounted for approximately 10.2% of the Company's total crude oil and natural gas sales. No other purchaser accounted for more than 10% of the Company’s total crude oil, natural gas, and natural gas liquids sales for 2024. The Company generally does not require collateral and does not believe the loss of any single purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.

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

The components of inventory as of December 31, 2024 and 2023 consisted of the following:

	December 31,
In thousands	2024	2023
Tubular goods and equipment	$61,502	$65,205
Crude oil	122,608	125,557
Natural gas	141	—
Total	$184,251	$190,762

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

Depreciation and amortization of service property and equipment are provided in amounts sufficient to expense the cost of depreciable assets to operations over their estimated useful lives using the straight-line method. The estimated useful lives of service property and equipment are as follows:

Service property and equipment	Useful Lives In Years
Automobiles and aircraft	5-15
Machinery and equipment	6-30
Gathering and recycling systems	15-30
Storage tanks	10-30
Office and computer equipment, software, furniture and fixtures	3-25
Buildings and improvements	4-40

Depreciation, depletion and amortization

Depreciation, depletion and amortization of capitalized drilling and development costs of producing crude oil and natural gas properties, including related support equipment and facilities, are computed using the unit-of-production method on a field basis based on total estimated proved developed reserves. Amortization of producing leaseholds is based on the unit-of-production method using total estimated proved reserves. In arriving at rates under the unit-of-production method, the quantities of recoverable crude oil and natural gas reserves are established based on estimates made by the Company’s internal geologists and engineers and external independent reserve engineers. Upon sale or retirement of properties, the cost and related accumulated depreciation, depletion and amortization are eliminated from the accounts and the resulting gain or loss, if any, is recognized. Sales of proved properties constituting a part of an amortization base are accounted for as normal retirements with no gain or loss recognized if doing so does not significantly affect the unit-of-production amortization rate. Unit-of-production rates are revised whenever there is an indication of a need, but at least in conjunction with annual reserve reports. Revisions are accounted for prospectively as changes in accounting estimates.

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

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s primary asset retirement obligations relate to future plugging and abandonment costs and related disposal of facilities on its crude oil and natural gas properties. The following table summarizes the changes in the Company’s future abandonment liabilities from January 1, 2022 through December 31, 2024:

In thousands	2024	2023	2022
Asset retirement obligations at January 1	$401,928	$261,087	$219,824
Accretion expense	22,239	14,818	12,857
Revisions (1)	15,352	112,803	(6,672)
Plus: Additions for new assets	18,720	18,929	37,413
Less: Plugging costs and sold assets	(17,423)	(5,709)	(2,335)
Total asset retirement obligations at December 31	$440,816	$401,928	$261,087
Less: Current portion of asset retirement obligations at December 31 (2)	8,321	9,971	3,935
Non-current portion of asset retirement obligations at December 31	$432,495	$391,957	$257,152

(1)
Revisions primarily represent changes in the present value of liabilities resulting from changes in estimated costs and economic lives of producing properties.
(2)
Balance is included in the caption “Accrued liabilities and other” in the consolidated balance sheets.

As of December 31, 2024 and 2023, net property and equipment on the consolidated balance sheets included $200.3 million and $204.2 million, respectively, of net asset retirement costs.

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

The Company had aggregate capitalized costs of $40.5 million and $46.5 million (net of accumulated amortization of $36.6 million and $37.3 million) relating to its long-term debt at December 31, 2024 and 2023, respectively.

Unamortized capitalized costs associated with the Company’s Notes and note payable totaled $31.7 million and $39.4 million at December 31, 2024 and 2023, respectively, and are reflected as a reduction of “Long-term debt, net of current portion” on the consolidated balance sheets.

Unamortized capitalized costs associated with the Company’s revolving credit facility totaled $8.7 million and $7.1 million at December 31, 2024 and 2023, respectively, and are reflected in “Other noncurrent assets” on the consolidated balance sheets.

For the years ended December 31, 2024, 2023 and 2022, the Company recognized amortization expense associated with capitalized debt issuance costs of $8.5 million, $10.0 million, and $9.3 million, respectively, which are reflected in “Interest expense” on the consolidated statements of income.

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

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash, trade receivables, trade payables, derivative instruments, stock redemption option, and long-term debt. See Note 7. Fair Value Measurements for a discussion of the methods used to determine fair value for the Company’s financial instruments and the quantification of fair value at December 31, 2024 and 2023.

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

Adoption of new accounting pronouncement and segment reporting

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires incremental disclosures related to reportable segments and requires additional disclosures of significant segment expenses among other items. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company retrospectively adopted ASU 2023-07 for the year ending December 31, 2024.

The Company has one reportable segment due to the similar nature of its business, which is the exploration, development, and production of crude oil, natural gas, and natural gas liquids in the United States. The Company's President and CEO is the chief operating decision maker and he reviews consolidated net income to assess performance and determine how to allocate resources. The measure of segment assets is reported on the consolidated balance sheets as total assets. As a single reportable segment entity, the financial information is contained in Part II. Item 8. Consolidated Financial Statements.

Recently issued accounting pronouncements not yet adopted

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Income Taxes (Topic 280): Improvements to Income Tax Disclosures. This ASU requires public business entities on an annual basis to disclose specific categories in a tabular rate reconciliation and provide additional information for reconciling items that meet a five percent quantitative threshold. Additionally, the ASU requires all entities to disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes, as well as individual jurisdictions where income taxes paid are equal to or greater than five percent of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the adoption should be applied on a prospective basis, with a retrospective application permitted in the financial statements. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures. We intend to adopt the provisions of this ASU in the fourth quarter of 2025.

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

entities to disclose certain additional expense information including, among other items, purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each consolidated statements of income expense caption. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the update should be applied on a prospective basis, with a retrospective application permitted in the financial statements. The Company is currently evaluating the impact of the new standard on our consolidated financial statements and related disclosures.

Note 2. Property Acquisitions and Dispositions

2024

In 2024, the Company executed acquisitions of oil and gas properties in various areas for cash consideration totaling $24 million. The Company accounted for each acquisition as an asset acquisition under ASC Topic 805—Business Combinations. Of the purchase prices, a total of $8 million was allocated to proved properties and a total of $16 million was allocated to unproved properties.

In 2024, the Company executed sales of oil and gas properties in various areas for cash proceeds totaling $546 million and recognized pre-tax net losses on the transactions totaling $31 million. The disposed properties represented an immaterial portion of the Company's production and proved reserves.

2023

In 2023, the Company executed acquisitions of oil and gas properties in various areas for cash consideration totaling $681 million. The Company accounted for each acquisition as an asset acquisition under ASC Topic 805—Business Combinations. Of the purchase prices, a total of $161 million was allocated to proved properties and a total of $520 million was allocated to unproved properties.

In 2023, the Company executed sales of oil and gas properties in various areas for cash proceeds totaling $390 million and recognized pre-tax net losses on the transactions totaling $51 million. The disposed properties represented an immaterial portion of the Company's production and proved reserves.

2022

In 2022, the Company executed acquisitions of oil and gas properties in various areas for cash consideration totaling $714 million. The Company accounted for each acquisition as an asset acquisition under ASC Topic 805—Business Combinations. Of the purchase prices, a total of $422 million was allocated to proved properties and a total of $292 million was allocated to unproved properties.

Note 3. Supplemental Cash Flow Information

The following table discloses supplemental cash flow information about cash paid for interest and income tax payments and refunds. Also disclosed is information about investing activities that affects recognized assets and liabilities but does not result in cash receipts or payments.

	Year ended December 31,
In thousands	2024	2023	2022
Supplemental cash flow information:
Cash paid for interest	$270,934	$387,686	$279,571
Cash paid for income taxes (1)	705,405	566,253	470,147
Cash received for income tax refunds	3,266	2	16
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	34,072	131,732	30,741

(1)
Amounts represent estimated quarterly payments for 2024, 2023, and 2022 federal and state income taxes based on an estimate of taxable income for each respective year.

As of December 31, 2024 and 2023, the Company had $376.4 million and $367.2 million, respectively, of accrued capital expenditures included in “Net property and equipment” with an offsetting amount in “Accounts payable trade” in the consolidated balance sheets.

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Net Property and Equipment

Net property and equipment includes the following at December 31, 2024 and 2023.

	December 31,
In thousands	2024	2023
Proved crude oil and natural gas properties	$38,176,634	$37,400,304
Unproved crude oil and natural gas properties	1,674,548	1,775,662
Service properties, equipment and other	1,265,908	1,014,093
Total property and equipment	41,117,090	40,190,059
Accumulated depreciation, depletion and amortization	(21,079,168)	(20,403,170)
Net property and equipment	$20,037,922	$19,786,889

Note 5. Accrued Liabilities and Other

Accrued liabilities and other includes the following at December 31, 2024 and 2023:

	December 31,
In thousands	2024	2023
Prepaid advances from joint interest owners	$65,495	$36,923
Accrued compensation	87,331	88,644
Accrued production taxes, ad valorem taxes and other non-income taxes	125,574	133,456
Accrued interest	70,581	79,640
Current portion of asset retirement obligations	8,321	9,971
Other	55,734	5,903
Accrued liabilities and other	$413,036	$354,537

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

At December 31, 2024 the Company had outstanding derivative contracts as set forth in the tables below.

Natural gas derivatives
Period and Type of Contract	Average Volumes Hedged		Weighted Average Hedge Price ($/MMBtu)
January 2025 - December 2025
Swaps - Henry Hub	603,000	MMBtus/day	$3.91
January 2026 - December 2026
Swaps - Henry Hub	635,000	MMBtus/day	$4.11
January 2027 - December 2027
Swaps - Henry Hub	613,000	MMBtus/day	$3.92

Crude oil derivatives
Period and Type of Contract	Average Volumes Hedged		Weighted Average Hedge Price ($/Bbl)
January 2025 - February 2025
Fixed Swaps - WTI	24,000	Bbls/day	$80.25

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

	Year ended December 31,
In thousands	2024	2023	2022
Cash received (paid) on derivatives:
Crude oil fixed price swaps	$58,950	$17,989	$—
Crude oil NYMEX roll swaps	(12)	3,519	(9,234)
Natural gas basis swaps	—	4,818	9,674
Natural gas WAHA swaps	40,184	19,435	(16,350)
Natural gas fixed price swaps	262,394	178,529	(353,326)
Natural gas collars	16,069	29,139	(66,596)
Natural gas three-way collars	—	3,741	(22,287)
Cash received (paid) on derivatives, net	377,585	257,170	(458,119)
Non-cash gain (loss) on derivatives:
Crude oil fixed price swaps	(133,711)	134,548	11,696
Crude oil NYMEX roll swaps	(6,888)	4,051	1,879
Natural gas basis swaps	—	(8,910)	9,088
Natural gas WAHA swaps	(21,523)	2,138	19,386
Natural gas fixed price swaps	(176,372)	513,129	(219,388)
Natural gas collars	(11,923)	42,240	(34,303)
Natural gas three-way collars	—	(598)	(1,334)
Non-cash gain (loss) on derivatives, net	(350,417)	686,598	(212,976)
Gain (loss) on derivative instruments, net	$27,168	$943,768	$(671,095)

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

The following table presents the gross amounts of recognized derivative assets and liabilities, the amounts offset under netting arrangements with counterparties, and the resulting net amounts presented in the consolidated balance sheets at December 31, 2024 and 2023, all at fair value.

	December 31,
In thousands	2024	2023
Commodity derivative assets:
Gross amounts of recognized assets	$168,023	$510,375
Gross amounts offset on balance sheet	(10,370)	(1,862)
Net amounts of assets on balance sheet	157,653	508,513
Commodity derivative liabilities:
Gross amounts of recognized liabilities	(10,513)	(2,448)
Gross amounts offset on balance sheet	10,370	1,862
Net amounts of liabilities on balance sheet	$(143)	$(586)

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the consolidated balance sheets.

	December 31,
In thousands	2024	2023
Derivative assets	$95,227	$353,261
Derivative assets, noncurrent	62,426	155,252
Net amounts of assets on balance sheet	157,653	508,513
Derivative liabilities	—	—
Derivative liabilities, noncurrent	(143)	(586)
Net amounts of liabilities on balance sheet	(143)	(586)
Total derivative assets (liabilities), net	$157,510	$507,927

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

The following tables summarize the valuation of derivative instruments by pricing levels that were accounted for at fair value on a recurring basis as of December 31, 2024 and 2023.

	Fair value measurements at December 31, 2024 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Crude oil fixed price swaps	$—	$12,533	$—	$12,533
Natural gas fixed price swaps	$—	$144,977	$—	$144,977
Total	$—	$157,510	$—	$157,510

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Fair value measurements at December 31, 2023 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Crude oil fixed price swaps	$—	$146,243	$—	$146,243
Crude oil NYMEX roll swaps	—	6,888	—	6,888
Natural gas WAHA swaps	—	21,523	—	21,523
Natural gas fixed price swaps	—	321,350	—	321,350
Natural gas collars	—	11,923	—	11,923
Total	$—	$507,927	$—	$507,927

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets are reported at fair value on a nonrecurring basis in the consolidated financial statements. The following methods and assumptions were used to estimate the fair values for those assets.

Asset impairments – Proved crude oil and natural gas properties are reviewed for impairment on a field-by-field basis each quarter. The estimated future cash flows expected in connection with the field are compared to the carrying amount of the field to determine if the carrying amount is recoverable. If the carrying amount of the field exceeds its estimated undiscounted future cash flows, the carrying amount of the field is reduced to its estimated fair value. Risk-adjusted probable and possible reserves may be taken into consideration when determining estimated future net cash flows and fair value when such reserves exist and are economically recoverable. Due to the unavailability of relevant comparable market data, a discounted cash flow method is used to determine the fair value of proved properties. Significant unobservable inputs (Level 3) utilized in the determination of discounted future net cash flows include future commodity prices adjusted for differentials, forecasted production based on decline curve analysis, estimated future operating and development costs, property ownership interests, and a 10% discount rate. At December 31, 2024, the Company’s commodity price assumptions were based on forward NYMEX strip prices through year-end 2029 and were then escalated at 3% per year thereafter. Operating cost assumptions were based on current costs escalated at 3% per year beginning in 2026.

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

For the year ended December 31, 2024, estimated future net cash flows were determined to be in excess of cost basis, and therefore no impairments were recorded for the Company's proved crude oil and natural gas properties in 2024. For the years ended December 31, 2023 and 2022, the Company determined the carrying amounts of certain proved properties were not recoverable from future cash flows, and therefore, were impaired. Such impairments totaled $15.5 million and $17.5 million for 2023 and 2022, respectively.

Certain unproved crude oil and natural gas properties were impaired during the years ended December 31, 2024, 2023, and 2022, reflecting recurring amortization of undeveloped leasehold costs on properties the Company expects will not be transferred to proved properties over the lives of the leases based on drilling plans, experience of successful drilling, and the average holding period.

The following table sets forth the non-cash impairments of both proved and unproved properties for the indicated periods. Proved and unproved property impairments are recorded under the caption “Property impairments” in the consolidated statements of income.

	Year ended December 31,
In thousands	2024	2023	2022
Proved property impairments	$—	$15,455	$17,520
Unproved property impairments	43,199	51,343	52,897
Total	$43,199	$66,798	$70,417

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Financial Instruments Not Recorded at Fair Value

The following table sets forth the estimated fair values of financial instruments that are not recorded at fair value in the consolidated financial statements. See Note 8. Debt for discussion of the changes in the Company’s outstanding debt in 2024 and 2023.

	December 31, 2024		December 31, 2023
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt:
Credit facility	$20,000	$20,000	$210,000	$210,000
Term Loan	—	—	748,092	748,092
Notes payable	15,159	13,900	17,642	16,300
3.8% Senior Notes due 2024	—	—	892,610	886,400
2.268% Senior Notes due 2026	797,056	758,400	795,541	736,400
4.375% Senior Notes due 2028	995,635	972,200	994,327	968,000
5.75% Senior Notes due 2031	1,487,175	1,481,700	1,485,460	1,490,900
2.875% Senior Notes due 2032	793,740	655,500	792,977	647,100
4.9% Senior Notes due 2044	692,682	564,800	692,463	556,400
Total debt	$4,801,447	$4,466,500	$6,629,112	$6,259,592

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

Stock Redemption Option

In conjunction with estate planning for Harold G. Hamm, in June 2024 Continental entered into a Redemption Agreement with Mr. Hamm and certain members of his family whereby, following Mr. Hamm’s passing, his estate may, but is not obligated to, elect from time-to-time to require Continental to redeem sufficient shares to enable the estate to fund the payment of estate taxes and interest as they become due. Mr. Hamm’s potential estate tax liability is expected to be primarily based on the fair market value his estate assigns to his Continental stock at the time of passing. The future value of Continental, the resulting estate tax liability, and the potential number of shares Continental may be required to redeem under the agreement are subject to numerous uncertainties and cannot be reasonably quantified at present. The agreement contemplates that Mr. Hamm’s estate will defer and pay the potential estate taxes and related interest in installments over a period of up to 14 years as permitted by the Internal Revenue Code, with the first five years being comprised of interest-only payments and the remaining nine years being comprised of principal and interest payments. Assuming the estate elects to exercise its redemption rights, Continental’s potential obligations are expected to occur over the same 14 year period in conjunction with the estate’s installment payments. The redemption agreement has no specified number of shares to be redeemed, no specified share repurchase price, no fixed duration of time, and no determinable cash outflows, all of which are unknown and subject to change based on the tax laws in effect and the value of Continental to be determined after Mr. Hamm’s passing.

In June 2024 upon execution of the agreement, the Company initially recognized a $388 million liability on its balance sheet within the caption “Other noncurrent liabilities” with a corresponding charge to "Other income (expense)—Other” on the statement of income for the second quarter of 2024 to reflect the fair value of the redemption optionality features contained in the arrangement pursuant to ASC Topic 820, Fair Value Measurement. Such value was determined using simulation models that consider various unobservable inputs and thus represents a Level 3 measurement under the ASC 820 valuation hierarchy.

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In the third quarter of 2024, the fair value of the liability was remeasured pursuant to ASC 820, which resulted in a $46 million decrease in the liability to $342 million and corresponding recognition of income in the 2024 third quarter period reflecting a reduction in value as of September 30, 2024 compared to the June 30, 2024 valuation.

In December 2024, certain terms of the Redemption Agreement were amended that impact the method for determining the potential redemption price and number of shares the Company may be required to redeem. Under the original agreement executed in June 2024, the share price used to determine the number of shares to be redeemed was to be determined once at the time of Mr. Hamm's passing and that price would become fixed and any subsequent share repurchases made over a potential 14-year period would be executed using that original fixed price. Under the amended agreement, the fixed redemption price feature was replaced whereby the fair market value of Continental's stock will be determined on an as-needed basis if share repurchases are required to be made, and the resulting repurchases will be executed at the then-current fair market value of the shares.

As a result of the December amendment, the Company remeasured its previously recognized liability to reflect the modified terms of the agreement. This remeasurement resulted in a full derecognition of its $342 million liability at December 31, 2024 and corresponding recognition of income within "Other income (expense)—Other” in the 2024 fourth quarter, thereby reversing all previously recognized financial statement impacts of the agreement. There were no share repurchases or settlements under the agreement during the year ended December 31, 2024.

Note 8. Debt

The Company's debt, net of unamortized discounts, premiums, and debt issuance costs totaling $33.8 million and $41.7 million at December 31, 2024 and 2023, respectively, consists of the following.

	December 31,
In thousands	2024	2023
Credit facility	$20,000	$210,000
Term loan	—	748,092
Notes payable	15,159	17,642
3.8% Senior Notes due 2024	—	892,610
2.268% Senior Notes due 2026	797,056	795,541
4.375% Senior Notes due 2028	995,635	994,327
5.75% Senior Notes due 2031	1,487,175	1,485,460
2.875% Senior Notes due 2032	793,740	792,977
4.9% Senior Notes due 2044	692,682	692,463
Total debt	4,801,447	6,629,112
Less: Current portion of long-term debt	2,587	895,105
Long-term debt, net of current portion	$4,798,860	$5,734,007

Credit Facility

The Company has a credit facility, maturing in October 2029, with aggregate lender commitments totaling $1.8 billion. The credit facility is unsecured and has no borrowing base requirement subject to redetermination.

The Company had $20 million of outstanding borrowings on its credit facility at December 31, 2024. Credit facility borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company’s senior, unsecured, long-term indebtedness. The weighted-average interest rate on outstanding credit facility borrowings at December 31, 2024 was 6.1%.

The Company had approximately $1.78 billion of borrowing availability on its credit facility at December 31, 2024 after considering outstanding borrowings and letters of credit. The Company incurs commitment fees based on currently assigned credit ratings of 0.20% per annum on the daily average amount of unused borrowing availability.

The credit facility contains certain restrictive covenants, including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of (a) net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by (b) the sum of net debt plus total shareholders' equity (i) plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014 and (ii) plus (to the extent resulting in a reduction of total shareholders’ equity) or minus (to

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

the extent resulting in an increase of total shareholders’ equity), as applicable, the amount of the non-cash impact of the accounting treatment for the Redemption Agreement, which amount shall be further adjusted, (x) if the Redemption Agreement is amended without the lenders consent and has the effect of materially increasing the scope of the Company's obligations beyond the last form of the Redemption Agreement that was approved by the lenders and (y) to reflect the impact of any cash payments actually made under the agreement. The Company was in compliance with the credit facility covenants at December 31, 2024.

Senior Notes

The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at December 31, 2024.

	2026 Notes	2028 Notes	2031 Notes	2032 Notes	2044 Notes
Face value (in thousands)	$800,000	$1,000,000	$1,500,000	$800,000	$700,000
Maturity date	November 15, 2026	January 15, 2028	January 15, 2031	April 1, 2032	June 1, 2044
Interest payment dates	May 15, Nov 15	Jan 15, July 15	Jan 15, Jul 15	April 1, Oct 1	June 1, Dec 1
Make-whole redemption period (1)	Nov 15, 2023	Oct 15, 2027	Jul 15, 2030	January 1. 2032	Dec 1, 2043

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

The indentures governing the Company’s senior notes contain covenants that, among other things, limit the Company’s ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, or consolidate, merge or transfer certain assets. These covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at December 31, 2024.

The senior notes are obligations of Continental Resources, Inc. Additionally, certain of the Company’s wholly-owned consolidated subsidiaries (Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, The Mineral Resources Company, LLC, SCS1 Holdings LLC, Continental Innovations LLC, Jagged Peak Energy LLC, and Parsley SoDe Water LLC) fully and unconditionally guarantee the senior notes on a joint and several basis. The financial information of the guarantor group is not materially different from the consolidated financial statements of the Company. The Company’s other subsidiaries, whose assets, equity, and results of operations attributable to the Company are not material, do not guarantee the senior notes.

Retirement of Senior Notes

2024

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

Repayment of Term Loan

In November 2022, the Company borrowed $750 million under a three-year term loan agreement that was scheduled to mature in November 2025. The Company repaid $100 million of the term loan during the three months ended March 31, 2024 and repaid the

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

remaining $650 million during the three months ended June 30, 2024. The Company recognized a pre-tax loss on extinguishment of debt totaling $1.6 million related to the repayments.

Notes Payable

In June 2020, the Company borrowed an aggregate of $26.0 million under two 10-year amortizing term loans secured by the Company’s corporate office building and its interest in parking facilities in Oklahoma City, Oklahoma. The loans mature in May 2030 and bear interest at a fixed rate of 3.50% per annum through June 9, 2025, at which time the interest rate will be reset and fixed through the maturity date. Principal and interest are payable monthly through the maturity date and, accordingly, $2.6 million is included as a current liability in the caption “Current portion of long-term debt” in the consolidated balance sheets as of December 31, 2024 associated with the loans.

Note 9. Revenues

Below is a discussion of the nature, timing, and presentation of revenues arising from the Company’s major revenue-generating arrangements.

Operated crude oil revenues – The Company pays third parties to transport the majority of its operated crude oil production from lease locations to downstream market centers, at which time the Company’s customers take title and custody of the product in exchange for prices based on the particular market where the product was delivered. Operated crude oil revenues are recognized during the month in which control transfers to the customer and it is probable the Company will collect the consideration it is entitled to receive. Crude oil sales proceeds from operated properties are generally received by the Company within one month after the month in which a sale has occurred. Operated crude oil revenues are presented separately from transportation expenses, as the Company controls the operated production prior to its transfer to customers. Transportation expenses associated with the Company’s operated crude oil production totaled $317.8 million, $284.2 million, and $254.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Under certain arrangements, the Company may elect to take a volume of processed residue gas and/or NGLs in-kind at the tailgate of the midstream customer’s processing plant in lieu of a monetary settlement for the sale of the Company's operated production. When the Company elects to take volumes in kind, it takes possession of the processed products at the tailgate of the processing facility and either sells them at the tailgate or pays third parties to transport the products to downstream delivery points, where it then sells to customers at prices applicable to those downstream markets. In such situations, operated revenues are recognized during the month in which control transfers to the customer at the delivery point and it is probable the Company will collect the consideration it is entitled to receive. Operated sales proceeds are generally received by the Company within one month after the month in which a sale has occurred. In these scenarios, the Company’s revenues include the pricing adjustments applied by the midstream processing entity according to the applicable contractual pricing formula, but exclude the transportation expenses the Company incurs to transport the processed products to downstream customers. Transportation expenses associated with these arrangements totaled $49.5 million, $54.0 million, and $62.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

	Year ended December 31,
	2024			2023			2022
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken	$3,386,418	$283,248	$3,669,666	$3,777,412	$380,359	$4,157,771	$3,899,749	$1,051,870	$4,951,619
Anadarko Basin	968,795	532,747	1,501,542	999,009	687,687	1,686,696	1,109,405	1,839,473	2,948,878
Powder River Basin	428,667	46,412	475,079	410,963	43,968	454,931	557,943	125,065	683,008
Permian Basin	1,394,808	66,135	1,460,943	1,135,421	74,133	1,209,554	1,122,290	151,217	1,273,507
All other	149,361	94	149,455	175,118	193	175,311	216,616	1,047	217,663
Crude oil, natural gas, and natural gas liquids sales	$6,328,049	$928,636	$7,256,685	$6,497,923	$1,186,340	$7,684,263	$6,906,003	$3,168,672	$10,074,675

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

The Company's outstanding crude oil sales contracts at December 31, 2024 are primarily short-term in nature with contract terms of less than one year. For such contracts, the Company has utilized the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations, if any, if the performance obligation is part of a contract that has an original expected duration of one year or less.

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

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Revenues from previously satisfied performance obligations

To record revenues for commodity sales, at the end of each month the Company estimates the amount of production delivered and sold to customers and the prices to be received for such sales. Differences between estimated revenues and actual amounts received for all prior months are recorded in the month payment is received from the customer and are reflected in the financial statements within the caption “Crude oil, natural gas, and natural gas liquids sales”. Revenues recognized during the years ended December 31, 2024, 2023, and 2022 related to performance obligations satisfied in prior reporting periods were not material.

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

Historically, the Company’s credit losses on receivables have been immaterial. The Company’s aggregate allowance for credit losses totaled $4.1 million and $3.2 million at December 31, 2024 and 2023, respectively, which is reported as “Allowance for credit losses” in the consolidated balance sheets. Aggregate credit loss expenses totaled $1.4 million, $0.1 million, and $3.3 million for the years ended December 31, 2024, 2023, and 2022, respectively, which are included in “General and administrative expenses” in the consolidated statements of income.

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

The Company’s allowance for credit losses on crude oil, natural gas, and NGL sales was negligible at both December 31, 2024 and December 31, 2023. The allowance was determined by considering a number of factors, primarily including the Company’s history of credit losses with adjustment as needed to reflect current conditions, the length of time accounts are past due, whether amounts relate to operated properties or non-operated properties, and the counterparty's ability to pay. There were no significant write-offs, recoveries, or changes in the provision for credit losses on this portfolio segment during the years ended December 31, 2024, 2023, and 2022.

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

The Company’s allowance for credit losses on joint interest receivables totaled $4.1 million and $3.2 million at December 31, 2024 and 2023, respectively. The allowance was determined by considering a number of factors, primarily including the Company’s history of credit losses with adjustment as needed to reflect current conditions, the length of time accounts are past due, the ability to recoup amounts owed through netting of production proceeds, the balance of co-owner prepayments if any, and the co-owner’s ability to pay. There were no significant write-offs, recoveries, or changes in the provision for credit losses on this portfolio segment during the years ended December 31, 2024, 2023, and 2022.

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Income Taxes

The items comprising the Company’s provision for income taxes are as follows for the periods presented:

	Year ended December 31,
In thousands	2024	2023	2022
Current income tax provision:
United States federal	$591,706	$461,487	$538,704
Various states	43,357	37,173	83,671
Total current income tax provision	635,063	498,660	622,375
Deferred income tax provision (benefit):
United States federal	(148,273)	318,484	374,802
Various states	(14,941)	10,486	23,627
Total deferred income tax provision (benefit)	(163,214)	328,970	398,429
Provision for income taxes	$471,849	$827,630	$1,020,804
Effective tax rate	19.0%	21.1%	20.1%

The Company’s effective tax rate differs from the United States federal statutory tax rate due to the effect of state income taxes, permanent taxable differences, tax credits, and other tax items as reflected in the table below.

	Year ended December 31,
In thousands, except tax rates	2024	2023	2022
Income before income taxes	$2,488,567	$3,928,947	$5,068,413
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Expected income tax provision based on U.S. federal statutory tax rate	522,599	825,079	1,064,367
Items impacting the effective tax rate:
State and local income taxes, net of federal benefit	62,675	98,257	126,932
Tax (benefit) deficiency from stock-based compensation	—	—	(5,282)
Tax credits for increasing research activities	(96,680)	(70,412)	(151,913)
Other, net	(16,745)	(25,294)	(13,300)
Provision for income taxes	$471,849	$827,630	$1,020,804
Effective tax rate	19.0%	21.1%	20.1%

In assessing the realizability of deferred tax assets the Company must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company applies judgment to determine the weight of both positive and negative evidence in order to conclude whether a valuation allowance is necessary for its deferred tax assets. In determining whether a valuation allowance is required, the Company considers, among other factors, the Company’s financial position, results of operations, projected future taxable income, reversal of existing deferred tax liabilities against deferred tax assets, and tax planning strategies. No valuation allowances were recognized during the years ended December 31, 2024, 2023, and 2022.

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

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The components of the Company’s deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 are reflected in the table below.

	December 31,
In thousands	2024	2023
Deferred tax assets
Net operating loss carryforwards	$30,298	$56,377
Incentive compensation	26,224	40,929
Other	34,343	28,080
Total deferred tax assets	90,865	125,386
Deferred tax liabilities
Property and equipment	(2,755,011)	(2,870,259)
Net deferred hedge gains	(37,226)	(120,662)
Other	(2,697)	(1,748)
Total deferred tax liabilities	(2,794,934)	(2,992,669)
Deferred income tax liabilities, net	$(2,704,069)	$(2,867,283)

As of December 31, 2024, the Company had net operating loss (“NOL”) carryforwards in Oklahoma totaling $954 million that have an indefinite life. The Company files income tax returns in U.S. federal and state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2021.

Note 12. Leases

The Company’s lease liabilities recognized on the balance sheet as a lessee totaled $19.9 million and $37.6 million as of December 31, 2024 and 2023, respectively, at discounted present value, which is comprised of the asset classes reflected in the table below. The amounts disclosed herein primarily represent costs associated with properties operated by the Company that are presented on a gross basis and do not represent the Company’s net proportionate share of such amounts. A portion of these costs have been or will be billed to other working interest owners. Once paid, the Company’s share of these costs are included in property and equipment, production expenses, or general and administrative expenses, as applicable.

The Company accounts for lease and non-lease components in its contracts as a single lease component for all asset classes. Additionally, the Company does not apply the recognition requirements of ASC Topic 842 to leases with durations of twelve months or less and uses hindsight in determining the lease term for all leases. The Company’s leasing activities as a lessor are negligible.

	December 31,
In thousands	2024	2023
Surface use agreements	$16,370	$17,263
Field equipment	3,034	19,713
Other	465	618
Total	$19,869	$37,594

Minimum future commitments by year for the Company’s operating leases as of December 31, 2024 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the balance sheet.

In thousands	Amount
2025	4,966
2026	1,848
2027	1,827
2028	1,765
2029	1,768
Thereafter	14,818
Total operating lease liabilities, at undiscounted value	$26,992
Less: Imputed interest	(7,123)
Total operating lease liabilities, at discounted present value	$19,869
Less: Current portion of operating lease liabilities	(4,046)
Operating lease liabilities, noncurrent	$15,823

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Additional information for the Company’s operating leases is presented below. Lease costs primarily represent costs incurred for drilling rigs, most of which are short term contracts that are not recognized as right-of-use assets and lease liabilities on the balance sheet. Variable lease costs primarily represent differences between minimum payment obligations and actual operating day-rate charges incurred by the Company for any long term drilling rig contracts. Short-term lease costs primarily represent operating day-rate charges for drilling rig contracts with durations of one year or less and month-to-month field equipment rentals. A portion of such lease costs are borne by other interest owners.

	Year ended December 31,
In thousands, except weighted average data	2024	2023	2022
Lease costs:
Operating lease costs	$20,073	$13,121	$3,484
Variable lease costs	1,174	896	650
Short-term lease costs	180,830	168,680	124,535
Total lease costs	$202,077	$182,697	$128,669

Other information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,097	$24,949	$19,944
Operating cash flows from operating leases included in lease liabilities	20,076	13,166	4,370
Weighted average remaining lease term as of December 31 (in years)	11.1	6.9	12.0
Weighted average discount rate as of December 31	4.8%	4.7%	4.8%

Note 13. Commitments and Contingencies

Transportation, gathering, and processing commitments – The Company has entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. The commitments, which have varying terms extending as far as 2031, require the Company to pay per-unit transportation, gathering, or processing charges regardless of the amount of capacity used. Future commitments remaining as of December 31, 2024 under the arrangements amount to approximately $799 million, of which $300 million is expected to be incurred in 2025, $218 million in 2026, $203 million in 2027, $70 million in 2028, $3 million in 2029, and $5 million thereafter. A portion of these future costs will be borne by other interest owners. The Company is not committed under the above contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future. These commitments do not qualify as leases under ASC Topic 842 and are not recognized on the Company’s balance sheet.

Lease commitments – The Company has various lease commitments primarily associated with surface use agreements and field equipment. See Note 12. Leases for additional information.

Litigation pertaining to routine operations

The Company is involved in various legal proceedings including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, antitrust claims related to the market price of hydrocarbons, personal injury claims, regulatory compliance matters, disputes with tax authorities and other matters. While the outcome of these legal matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its financial condition, results of operations or cash flows. As of December 31, 2024 and 2023, the Company had recognized a liability within “Other noncurrent liabilities” of $15.9 million and $13.8 million, respectively, for various matters, none of which are believed to be individually significant.

Litigation pertaining to 2022 take-private transaction

In April 2023, three separate putative class action lawsuits were consolidated under the caption In re Continental Resources, Inc. Shareholder Litigation, Case No. CJ-2022-4162, in the District Court of Oklahoma County, Oklahoma (the “Consolidated Action”). In the Consolidated Action, the plaintiffs, on behalf of themselves and all other similarly situated former shareholders of the Company, allege that Mr. Hamm, certain trusts established for the benefit of Mr. Hamm and/or his family members, and the Company’s other directors breached their fiduciary duties in connection with the 2022 take-private transaction and seek: (i) monetary damages; (ii) the costs and expenses associated with the lawsuits; and (iii) other equitable relief. The defendants continue to vigorously defend themselves against these claims.

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In January 2023, FourWorld Deep Value Opportunities Fund I, LLC, FourWorld Event Opportunities, LP, FW Deep Value Opportunities I, LLC, FourWorld Global Opportunities Fund, Ltd., FourWorld Special Opportunities Fund, LLC, Corbin ERISA Opportunity Fund Ltd., and Quadre Investments, L.P. (collectively, “FourWorld”), all former shareholders of the Company, filed a petition in the District Court of Oklahoma County, Oklahoma, seeking appraisal of their respective shares of the Company’s common stock in connection with the 2022 take-private transaction. In April 2024, Quadre Investments, L.P. filed a voluntary dismissal with prejudice. The Company continues to vigorously defend itself against these claims.

Note 14. Related Party Transactions

Certain officers of the Company own or control entities that own working and royalty interests in wells operated by the Company. The Company paid revenues to these affiliates, including royalties, of $0.3 million, $0.4 million, and $0.5 million and received payments from these affiliates of $0.1 million, $0.1 million, and $0.2 million during the years ended December 31, 2024, 2023, and 2022, respectively, relating to the operations of the respective properties. In connection with such interest, we also paid these affiliates $0.1 million for their share of interests in certain wells divested by the Company for the year ended December 31, 2024. At December 31, 2024 and 2023, approximately $18,000 and $35,000, respectively, was due from these affiliates relating to these transactions, which is included in “Receivables—Joint interest and other” on the consolidated balance sheets. At December 31, 2024 and 2023, approximately $21,000 and $31,000, respectively, was due to these affiliates relating to these transactions, which is included in “Revenues and royalties payable” on the consolidated balance sheets.

The Company allows certain affiliates to use its corporate aircraft and crews and has used the aircraft of those same affiliates from time to time in order to facilitate efficient transportation of Company personnel. The rates charged between the parties vary by type of aircraft used. For usage during 2024, 2023, and 2022, the Company charged affiliates approximately $8,500, $28,100, and $16,400, respectively, for use of its corporate aircraft crews, fuel, and reimbursement of expenses and received approximately $14,100, $31,000, and $13,000 from affiliates in 2024, 2023, and 2022, respectively, in connection with such items. The Company was charged approximately $404,000, $312,000, and $235,000, respectively, by affiliates for use of their aircraft and reimbursement of expenses during 2024, 2023, and 2022 and paid $271,000, $299,000, and $219,000 to the affiliates in 2024, 2023, and 2022, respectively. At December 31, 2024 and 2023, approximately $1,000 and $7,000, respectively, was due from an affiliate relating to these transactions, which is included in “Receivables—Joint interest and other” on the consolidated balance sheets. At December 31, 2024 and 2023, approximately $133,000 and $63,000, respectively, was due to an affiliate relating to these transactions, which is included in “Accounts payable trade” on the consolidated balance sheets.

See Note 7. Fair Value Measurements—Stock Redemption Option for discussion of the redemption agreement entered into between the Company, Mr. Hamm, and certain members of his family in 2024.

See Note 16. Shareholders’ Equity Attributable to Continental Resources—Common Stock for discussion of the share exchange agreement entered into between the Company, Mr. Hamm, and certain members of his family in 2024.

Note 15. Incentive Compensation

Long-Term Incentive Compensation

The Company has granted incentive compensation awards to employees pursuant to the Continental Resources, Inc. 2022 Long-Term Incentive Plan (“2022 Plan”). Awards granted prior to 2024 generally vest after three years of employee service. Awards granted in 2024 and thereafter generally vest annually in one-third increments, over three years of employee service. The Company intends to settle all outstanding incentive awards vesting in the future in cash and, thus, the awards are classified as liability awards pursuant to ASC Topic 718, Compensation—Stock Compensation.

At December 31, 2024, the Company had recorded a current liability of $74.5 million and a non-current liability of $36.5 million in the captions “Current portion of incentive compensation liability” and “Incentive compensation liability, noncurrent,” respectively, in the consolidated balance sheets associated with the awards. Such amounts reflect the Company’s estimate of expected future cash payments multiplied by the percentage of requisite service periods that employees have completed as of December 31, 2024. The Company’s compensation expense associated with such awards during the years ended December 31, 2024 and 2023, which is included in the caption “General and administrative expenses” in the consolidated statements of income, was $83.7 million and $93.1 million, respectively. As of December 31, 2024, there was approximately $63.9 million of unrecognized liabilities and compensation expense related to unvested awards, which are expected to be recognized over a weighted average period of 1.3 years. The current liability at December 31, 2024 was paid in cash to employees in February 2025 upon the scheduled vesting of awards.

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Stock-Based Compensation

Prior to the Hamm Family’s take-private transaction described in Note 1. Organization and Summary of Significant Accounting Policies—2022 Take-Private Transaction, the Company granted restricted stock to employees and directors pursuant to the Continental Resources, Inc. 2013 Long-Term Incentive Plan as amended (“2013 Plan”) and 2022 Plan. The Company’s compensation expense associated with such awards, which is included in the caption “General and administrative expenses” in the consolidated statements of income, was $217.8 million for the year ended December 31, 2022.

As of the November 22, 2022 effective time of the Hamm Family’s take-private transaction, each unvested restricted stock award previously issued to employees under the Company’s 2013 Plan and 2022 Plan that was outstanding immediately prior to the effective time was replaced with a restricted stock unit award (the “Rollover Shares”) issued by the Company that provides the holder of such previous award with the right to receive, on the date that such restricted stock award otherwise would have been settled, and at the Company’s sole discretion, either a share of the Company, a cash award designed to provide substantially equivalent value, or any combination of the two. Upon this event, the Company remeasured the cumulative compensation expense recognized on the modified awards pursuant to ASC Topic 718, Compensation—Stock Compensation, which resulted in the recognition of additional non-cash compensation expense in 2022 within “General and administrative expenses” totaling approximately $136 million, reflecting the increase in the value of the awards from the original grant date to the subsequent modification date.

As of December 31, 2022, the Company had 5.3 million Rollover Shares which are classified as liability awards under ASC 718. A summary of changes in non-vested restricted shares outstanding prior to the take-private transaction from December 31, 2021 to December 31, 2022 is presented below.

	Number of non-vested shares	Weighted average grant-date fair value
Non-vested restricted shares at December 31, 2021	5,894,508	$28.38
Granted	1,575,847	56.52
Vested	(1,736,678)	36.04
Forfeited	(384,536)	27.82
Canceled shares due to take-private transaction	(5,349,141)	34.22
Non-vested restricted shares at December 31, 2022	—	$—

The grant date fair value of restricted stock granted prior to the Hamm Family’s take-private transaction represented the closing market price of the Company’s common stock on the date of grant. Compensation expense for a restricted stock grant was determined at the grant date fair value and was recognized over the vesting period as services were rendered by employees and directors. The Company estimated the number of forfeitures expected to occur in determining the amount of stock-based compensation expense to recognize. There were no post-vesting restrictions related to the Company’s restricted stock. The fair value at the vesting date of restricted stock that vested during 2022 was $98.4 million.

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Shareholders’ Equity Attributable to Continental Resources

See the Consolidated Statements of Equity for the year ended December 31, 2022 for the impact on Shareholders’ Equity resulting from the Hamm Family’s take-private transaction consummated on November 22, 2022. The Hamm Family holds all remaining common stock of the Company following the take-private transaction.

Common Stock

As of December 31, 2023, the Company had one class of common stock, $0.01 par value, with 1,000,000,000 shares authorized and 299,610,267 shares issued and outstanding. As of December 31, 2023 all shares of common stock were held by the Hamm Family.

In December 2024, the Company amended its Certificate of Incorporation to create Class A Common Stock and Class B Common Stock. The Class A Common Stock has a par value of $0.01 per share, with 400,000 shares authorized and includes voting rights. The Class B Common Stock has a par value of $0.01 per share, with 400,000,000 shares authorized and does not include voting rights. Except for the difference in voting rights, the Class A and Class B shares have the same rights and privileges, rank equally, and are identical in all respects. In December 2024, the Company entered into a share exchange agreement with shareholders of the Hamm Family to exchange their existing common shares into the newly designated Class A voting shares and Class B non-voting shares. The voting control and total equity ownership percentages of each individual shareholder remained the same before and after the share exchange, and as of December 31, 2024 all shares of Class A and Class B Common Stock are held by the Hamm Family. As of December 31, 2024, the Company had 187,256 shares issued and outstanding of Class A Common Stock and 299,423,011 shares issued and outstanding of Class B Common Stock.

Share Repurchases

Share repurchases made under the Company's share repurchase program prior to the Hamm Family’s take-private transaction are reflected below for the year ended December 31, 2022.

	Number of shares	Aggregate cost (in thousands)
2022 Share Repurchases	1,842,422	$99,855

Dividend Payments

During the year ended December 31, 2022, the Company paid dividends of $283.8 million on its then-outstanding common stock. Additionally, for the years ended December 31, 2024 and 2023 the Company paid $2.3 million and $2.1 million of dividends, respectively, to employees upon vesting of long-term incentive units which had accumulated dividends declared in periods prior to the take-private transaction.

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

Continental holds a controlling financial interest in TMRC II and manages its operations. Accordingly, Continental consolidates the financial results of the entity and presents the portion of TMRC II’s results attributable to Franco-Nevada as a noncontrolling interest in its consolidated financial statements. Periodically, Franco-Nevada makes capital contributions to, and receives revenue distributions from, TMRC II and the portion of Continental’s consolidated net assets attributable to Franco-Nevada totaled $348.8 million and $345.1 million at December 31, 2024 and 2023, respectively.

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

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

During the years ended December 31, 2024, 2023, and 2022, the Company contributed $7 million, $33 million, and $210 million, respectively, toward its $250 million commitment and continues to provide additional funding to Summit from time to time, all of which is included in the caption “Investment in unconsolidated affiliates” in the consolidated balance sheets. The Company holds an approximate 22% non-controlling ownership interest in the equity of Summit Carbon Holdings, the parent company of Summit Carbon Solutions. The Company is not the primary beneficiary of Summit and accounts for its investment under the equity method of accounting. The Company’s share of earnings/losses from its investment was immaterial for the years ended December 31, 2024, 2023, and 2022.

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

The following table presents the amount of capitalized exploratory well costs pending evaluation at December 31 for each of the last three years and changes in those amounts during the years then ended:

	Year ended December 31,
In thousands	2024	2023	2022
Balance at January 1	$159,734	$84,822	$37,673
Additions to capitalized exploratory well costs pending determination of proved reserves	449,747	345,434	286,059
Reclassification to proved crude oil and natural gas properties based on the determination of proved reserves	(435,333)	(270,490)	(229,348)
Capitalized exploratory well costs charged to expense	(702)	(32)	(9,562)
Balance at December 31	$173,446	$159,734	$84,822
Number of gross wells	42	34	36

As of December 31, 2024, the Company had no significant exploratory well costs that were suspended one year beyond the completion of drilling.
Note 20. Supplemental Crude Oil and Natural Gas Information (Unaudited)

The table below provides estimates of proved reserves prepared by the Company’s internal technical staff and independent external reserve engineers in accordance with SEC definitions. Ryder Scott Company, L.P. prepared reserve estimates for properties comprising approximately 97%, 99%, and 98% of the Company’s total proved reserves as of December 31, 2024, 2023, and 2022, respectively. Remaining reserve estimates were prepared by the Company’s internal technical staff.

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

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

natural gas prices, changes in costs, technological advances, new geological or geophysical data, changes in business strategies, or other economic factors. Accordingly, reserve estimates may differ significantly from the quantities of crude oil and natural gas ultimately recovered.

Reserves at December 31, 2024, 2023, and 2022 were computed using the 12-month unweighted average of the first-day-of-the-month commodity prices as required by SEC rules. All proved reserves stated herein are located in the United States. Proved reserves attributable to noncontrolling interests are not material relative to the Company's consolidated reserves and are not separately presented. Natural gas imbalance receivables and payables for each of the three years ended December 31, 2024, 2023, and 2022 were not material and have not been included in the reserve estimates.

Proved crude oil and natural gas reserves

The following information sets forth the estimated quantities of proved developed and proved undeveloped crude oil and natural gas reserves of the Company as of December 31, 2024, 2023, and 2022.

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

	December 31,
	2024	2023	2022
Proved Developed Reserves
Crude oil (MBbl)	408,394	401,851	454,299
Natural Gas (MMcf)	3,308,345	3,221,566	3,486,774
Total (MBoe)	959,785	938,779	1,035,428
Proved Undeveloped Reserves
Crude oil (MBbl)	430,512	512,183	435,240
Natural Gas (MMcf)	2,607,079	2,376,765	2,358,578
Total (MBoe)	865,025	908,310	828,336
Total Proved Reserves
Crude oil (MBbl)	838,906	914,034	889,539
Natural Gas (MMcf)	5,915,424	5,598,331	5,845,352
Total (MBoe)	1,824,810	1,847,089	1,863,764

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or any disagreements with accountants.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of December 31, 2024 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), the management of our Company concluded that our internal control over financial reporting was effective as of December 31, 2024.

/s/ Robert D. Lawler

President and Chief Executive Officer

/s/ John D. Hart

Chief Financial Officer and Executive Vice President of Strategic Planning

February 24, 2025

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance Information About Our Executive Officers

Our current executive officers are named below:

Name	Age	Position
Harold G. Hamm	79	Executive Chairman
Robert D. (“Doug”) Lawler	58	President and Chief Executive Officer and Director
John D. Hart	57	Chief Financial Officer and Executive Vice President of Strategic Planning
Shelly Lambertz	58	Executive Vice President, Chief Culture and Administrative Officer and Director
Jeffrey B. Hume	73	Vice-Chairman, Strategic Growth Initiatives
James R. Webb	57	Senior Vice President, General Counsel, and Secretary
Robert Hagens	66	Senior Vice President, Commercial Development

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

John D. Hart joined us as Vice President, Chief Financial Officer, and Treasurer in November 2005. He was promoted to Senior Vice President in May 2009 and served in that capacity to mid-March 2021. In March 2021, his title was changed to Senior Vice President, Chief Financial Officer and Chief Strategy Officer and he served in that capacity through January 11, 2022. On January 12, 2022, Mr. Hart was promoted to his current position as our Chief Financial Officer and Executive Vice President of Strategic Planning. Prior to joining us, he was a Senior Audit Manager with Ernst & Young LLP. Mr. Hart was employed by Ernst & Young LLP from April 1998 to November 2005 and by Arthur Andersen LLP from December 1991 to April 1998, working with numerous public companies in a wide variety of securities and exchange matters and capital markets activities. He is a member of the American Institute of Certified Public Accountants and The Petroleum Alliance of Oklahoma. Mr. Hart serves on the executive board of the Greater Oklahoma City Chamber of Commerce and serves as Chairman of the Casady School Board of Trustees. Mr. Hart is a Certified Public Accountant and received a Bachelor of Science in Accounting and Finance and a Master of Science in Accounting from Oklahoma State University.

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

Robert Hagens is our Senior Vice President, Commercial Development, a position he has held since December 12, 2023. Prior to this, he served as our Senior Vice President, Land, a position he held from October 2020 (when he joined the Company) to December 12, 2023. Over the years, he has engaged in all levels of leadership within land, land administration and regulatory. Mr. Hagens started his career as a Landman with Atlantic Richfield Company (“ARCO”) in Midland, Texas and has held positions of increasing responsibility across multiple offices within the lower 48 and Alaska with ARCO and its subsidiaries. Shortly following the merger with BP plc (“BP”) in 2000, Mr. Hagens assumed the position of U.S. Onshore Land Manager with BP. Prior to joining the Company, he spent the previous 15 years as Vice President and Senior Vice President of Land for Pioneer Natural Resources Company. Mr. Hagens holds a degree in Petroleum Land Management from the University of Texas at Austin.

Information About Our Board of Directors

For information about our directors, please see the information pertaining to Mr. Hamm, Mr. Lawler, and Ms. Lambertz above. Since all directors are also executive officers, we do not have any independent directors and our directors do not receive any compensation outside their compensation for serving as executive officers.

Code of Business Conduct and Insider Trading Policy

We have adopted a Code of Business Conduct as a matter of sound corporate governance to promote honest and ethical conduct, consistent with our core values. We adopted the current version of our Code of Business Conduct in November 2022. The Code of Business Conduct is reviewed annually in order to evaluate whether further revisions are necessary or desirable. Since November 2022, the annual review process has resulted in non-substantive changes, with the last of such revisions occurring in December 2024. The Code of Business Conduct is applicable to all employees, officers, and directors, including our principal executive, financial, and accounting officers.

The Company has an Insider Trading Policy governing the purchase, sale and other dispositions of its securities by directors, officers, employees, and contractors that is reasonably designed to promote compliance with insider trading laws, rules and regulations. The Insider Trading Policy is filed with this Form 10-K as Exhibit 19.

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

Item 11. Executive Compensation

2024 Compensation Discussion and Analysis and Executive Officer Compensation

Introduction

The discussion below summarizes the approach taken with respect to the compensation of our Principal Executive Officer, Principal Financial Officer, and the three other most highly compensated executive officers during 2024. These individuals are identified below and are referred to collectively in the discussion below as the “NEOs” for 2024. The discussion summarizes our compensation philosophy, the different components of our compensation program, the mix of compensation paid to our NEOs, and provides information regarding the financial statement impact for 2024 associated with the compensation program for our NEOs.

Our NEOs for 2024 (determined in accordance with the requirements of Item 402 of Regulation S-K) are:

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

For 2024, our Executive Chairman, President and Chief Executive Officer and Executive Vice President, Chief Culture and Administrative Officer (collectively, referred to herein as the “Management Compensation Group”) evaluated how the following elements (collectively, the “Primary Compensation Elements”) of our compensation program compared to the compensation awarded by the members of the then current compensation survey group as identified by the Management Compensation Group. The Management Compensation Group’s analysis consisted of comparing the market data of base salary, cash bonus, long-term incentive awards, and total compensation at the 25th, 50th, and 75th percentiles of the then current compensation survey group to the compensation of each of our NEOs. Total compensation for each NEO is structured to target compensation levels near the 50th percentile, taking into account responsibilities and duties, experience, individual performance, and time in position.

Role of Management

The Management Compensation Group is responsible for overseeing all aspects of our benefit and compensation plans and programs for our executive officers. For 2024, the Management Compensation Group reviewed and determined the individual elements of total compensation of the NEOs listed above, as well as our other executive officers. Since our compensation programs are relatively simple, we do not have complex equity plans or significant change in control or severance obligations. Mr. Lawler does have an agreement on market terms specifying what Mr. Lawler will receive in the event he is terminated: (x) for reasons other than cause, disability, or death; (y) for good reason during a transition period following customary specified events; and (z) for cause, death, or disability. Given Mr. Lawler’s key role within the Company’s business, the Company determined it was important for retention purposes to provide Mr. Lawler with customary market protection in relation to these types of events.

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

Role of Compensation Consultants

For 2024, the Management Compensation Group retained the services of an independent compensation consulting firm, Meridian Compensation Partners (“Meridian”). Meridian reported directly to the Management Compensation Group. During 2024, Meridian was consulted on select compensation questions, but did not have the level of involvement in providing benchmarking, market data and compensation structure recommendations as it had in prior years. Instead, the Company’s human resources team used various paid and publicly available resources to provide this type of information to the Management Compensation Group. During 2024, Meridian provided no other services, resulting in total fees of less than $120,000.

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

Description of Executive Officer Compensation Program

Primary Compensation Elements. The table below describes each of our “Primary Compensation Elements”, the purpose of each element, and how each element fits within the Company’s compensation philosophy and objectives.

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

Role of Discretion in Determining Primary Compensation Elements. All base salary adjustments, cash bonuses, and long-term incentive awards for NEOs have been determined on a discretionary basis. While not linked to specific corporate goals or objectives, the overall performance of the Company and individual performance were considered in determining pay generally, including target award amounts. The Management Compensation Group retained discretion over all aspects of the annual cash bonus plan and the awards made for 2024 under that plan.

Other Compensation. Compensation and benefits that are outside of our three main compensation elements are designed to attract and retain employees by enhancing our overall compensation package. During 2024, we provided fuel cards to certain NEOs and automobiles to certain other employees for business and/or personal use. The personal use is valued according to IRS guidelines and reported as taxable income to the individuals.

We have a defined contribution retirement plan (“401(k)”) covering all full-time employees. Our contributions to the plan are discretionary and based on a percentage of eligible compensation. The 401(k) provides for Company dollar for dollar matching of up to a maximum of 10% of a covered employee’s eligible compensation, depending on the employee’s level of contribution into the employee’s account and subject to IRS limits. During 2024, the Company match was in effect the entire year.

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

Risk Assessment Related to our Compensation Structure. We believe our executive compensation program is appropriately structured and not reasonably likely to result in risks that could have a material adverse effect on us. We believe our approach of subjectively evaluating the overall performance of each executive assists in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives. Several features of our programs reflect sound risk management practices. We believe we have allocated our compensation among base salary and short and long-term compensation opportunities in such a way as to discourage excessive risk-taking. Further, one of the primary factors we take into consideration in setting compensation is the performance of the Company as a whole. This is based on our belief that applying Company-wide metrics encourages decision-making that is in the best long-term interests of the Company and our shareholders as a whole. Metrics used may include financial and operating metrics pertaining to production volumes, capital spending, cash flows, return on capital employed, resource replacement, and health, safety, and environmental performance. Finally, the time-based vesting over a multi-year period for our long-term incentive awards ensures our employees’ interests align with those of our shareholders for the long-term performance of our Company.

The following charts illustrate the mix of Primary Compensation Elements for our Chief Executive Officer and the other NEOs as a group, and reflect the following: (i) base salary received by the NEO during 2024; (ii) the cash bonus for 2024 paid in February 2025; and (iii) the grant date target value of the long-term incentive awards granted to the NEOs in 2024 (which is the target value of the awards on the date of grant, and not necessarily reflective of the amounts the NEOs may receive at the time of settlement).

CEO
Base Earnings
10.3%
Annual Cash
Bonus
21.1%
Long-term
Incentive
68.6%

Other NEOs

Base Earnings
20.6%
Annual Cash Bonus
24.6%
Long-term Incentive
54.8%

The aggregate total amount of annual compensation-related expenses recognized in the Company’s financial statements related to the 2024 compensation of the NEOs as a group represented less than 1% of our total income from operations, our total operating cash flows and our total liabilities as of and for the year ended December 31, 2024.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Prior to the completion of the take-private transaction, our Audit Committee (then composed of independent directors meeting applicable NYSE and SEC requirements) reviewed related party transactions, as required by the terms of the Audit Committee charter then in place, and recommended approval or disapproval to the Board of any such transaction. During this time, the Audit Committee recommended for approval only those related party transactions that were, in its business judgment, in our best interests and on terms no less favorable to us than we could have achieved with an unaffiliated party. Following the completion of the take-private transaction, an Audit Committee composed of Mr. Lawler and Ms. Lambertz was voluntarily established for the purpose of reviewing related party transactions as a matter of sound corporate governance and to provide oversight to ensure that any transactions with related parties meet existing covenant requirements pertaining to affiliate transactions set forth in our senior credit facility. The standard for review and approval of related party transactions under our current structure is substantially the same as applied prior to the take private transaction. None of the transactions reviewed by the full Audit Committee since December 31, 2022 are transactions in which the related party had a direct or indirect material interest, and so are not discussed in detail in this filing. The stock redemption agreement described in Note 7. Fair Value Measurements was approved by the sole disinterested member of the Audit Committee.

Item 14. Principal Accountant Fees and Services

Grant Thornton served as our independent registered public accounting firm during 2024 and 2023. The aggregate fees for various services performed by Grant Thornton for the years ended December 31, 2024 and 2023 are set forth below:

	2024	2023
Audit Fees	$1,011,000	$994,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,011,000	$994,000

Fees for audit services include fees associated with our annual consolidated and subsidiary audits, the review of our quarterly reports on Form 10-Q, Sarbanes Oxley Act compliance review, accounting consultations, and services normally provided by the accounting firm in connection with statutory or regulatory filings.

As necessary, the Audit Committee considers whether the provision of non-audit services by Grant Thornton is compatible with maintaining auditor independence and has adopted a policy that requires pre-approval of all audit and non-audit services for Grant Thornton. Such policy requires the Audit Committee to approve services and fees in advance and requires documentation regarding the specific services to be performed. All 2024 audit fees were approved in advance in accordance with the Audit Committee’s policies.

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

(3)
Index to Exhibits

The exhibits required to be filed or furnished pursuant to Item 601 of Regulation S-K are set forth below.

3.1*	Conformed version of Seventh Amended and Restated Certificate of Incorporation of Continental Resources, Inc.

3.2

Sixth Amended and Restated Bylaws of Continental Resources, Inc. filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2024 (Commission File No. 001-32886) filed November 12, 2024 and incorporated herein by reference.

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

10.1

Revolving Credit Agreement dated as of October 29, 2024 by and among (i) Continental Resources, Inc. as borrower, (ii) Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, The Mineral Resources Company, Continental Innovations LLC, SCS1 Holdings LLC, Jagged Peak Energy LLC and Parsley SoDe Water LLC, as guarantors, (iii) MUFG Bank, LTD., as administrative agent, and (iv) the banks and other financial institutions party thereto as lenders filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2024 (Commission File No. 001-32886) filed November 12, 2024 and incorporated herein by reference.

10.2†

Continental Resources, Inc. Deferred Compensation Plan filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2018 (Commission File No. 001-32886) filed October 29, 2018 and incorporated herein by reference.

10.3†

First Amendment to the Continental Resources, Inc. Deferred Compensation Plan filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 001-32886) filed May 8, 2014 and incorporated herein by reference.

10.4†

Second Amendment to the Continental Resources, Inc. Deferred Compensation Plan adopted and effective as of May 23, 2014 filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-196944) filed June 20, 2014 and incorporated herein by reference.

10.5†

Third Amended and Restated Continental Resources, Inc 2013 Long-Term Incentive Plan filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2022 (Commission File No. 001-32886) filed February 22, 2023 and incorporated herein by reference.

10.6†

Continental Resources, Inc. Second Amended and Restated 2022 Long-Term Incentive Plan filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2022 (Commission File No. 001-32886) filed February 22, 2023 and incorporated herein by reference.

10.7†

Replacement Restricted Stock Unit Agreement – Employee Agreement for Continental Resources, Inc. 2013 Long-Term Incentive Plan and 2022 Long-Term Incentive Plan filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2022 (Commission File No. 001-32886) filed February 22, 2023 and incorporated herein by reference.

10.8†

Cash Award Agreement – Continental Resources, Inc. Second Amended and Restated 2022 Long-Term Incentive Plan filed as Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2022 (Commission File No. 001-32886) filed February 22, 2023 and incorporated herein by reference.

19*	Insider Trading Policy of Continental Resources, Inc.

21*	Subsidiaries of Continental Resources, Inc.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241)

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241)

99*	Report of Ryder Scott Company, L.P., Independent Petroleum Engineers and Geologists

101.INS*	Inline XBRL Instance Document - the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

† Management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Continental Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL RESOURCES, INC.

By:	/S/ ROBERT D. LAWLER
Name:	Robert D. Lawler
Title:	President, Chief Executive Officer, and Director
Date:	February 24, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Continental Resources, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HAROLD G. HAMM	Executive Chairman and Director	February 24, 2025
Harold G. Hamm

/s/ ROBERT D. LAWLER	President, Chief Executive Officer, and Director (principal executive officer)	February 24, 2025
Robert D. Lawler

/s/ SHELLY LAMBERTZ	Executive Vice President, Chief Culture and Administrative Officer and Director	February 24, 2025
Shelly Lambertz

/s/ JOHN D. HART	Chief Financial Officer and Executive Vice President of Strategic Planning (principal financial and accounting officer)	February 24, 2025
John D. Hart