Form 10-Q
period 2025-03-31
CONTINENTAL RESOURCES, INC
filed 2025-05-02
CIK 732834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of March 31, 2025, there are no publicly traded common shares of Continental Resources, Inc.

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
•
property exploitation, property acquisitions and dispositions, strategic investments, or joint domestic and foreign development opportunities;
•
costs of exploiting and developing our properties and conducting other operations, including any impacts from inflation;
•
our financial position;
•
the timing and amount of debt borrowings or repayments;
•
the timing and amount of income tax payments and payments the Company may be obligated to make pursuant to the stock redemption agreement described in Note 8. Commitments and Contingencies—Stock Redemption Agreement;
•
current and potential litigation matters;
•
geopolitical events and conditions in, or affecting other, crude oil-producing and natural gas-producing nations, including foreign jurisdictions where the Company may explore resource development opportunities;
•
credit markets;
•
our liquidity and access to capital;
•
the impact of U.S. and foreign governmental policies, laws, regulations, tariffs in the United States and foreign jurisdictions, as well as regulatory and legal proceedings involving us and of scheduled or potential regulatory or legal changes in these areas;
•
our future operating and financial results;
•
our future commodity or other hedging arrangements; and
•
the ability and willingness of current or potential lenders, hedging contract counterparties, customers, and working interest owners to fulfill their obligations to us or to enter into transactions with us in the future on terms that are acceptable to us.

Forward-looking statements are based on the Company’s current expectations and assumptions about future events and currently available information as to the outcome and timing of future events. Although the Company believes these assumptions and expectations are reasonable, they are inherently subject to numerous business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. No assurance can be given that such expectations will be correct or achieved or that the assumptions are accurate or will not change over time. The risks and

ii

uncertainties that may affect the operations, performance and results of the business and forward-looking statements include, but are not limited to, those risk factors and other cautionary statements described under Part II, Item 1A. Risk Factors and elsewhere in this report, if any, our Annual Report on Form 10-K for the year ended December 31, 2024, and other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which such statement is made. Additionally, new factors emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described in this report or our Annual Report on Form 10-K for the year ended December 31, 2024 occur, or should underlying assumptions prove incorrect, the Company’s actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements are expressly qualified in their entirety by this cautionary statement.

Except as expressly stated above or otherwise required by applicable law, the Company undertakes no obligation to publicly correct or update any forward-looking statement whether as a result of new information, future events or circumstances after the date of this report, or otherwise.

iii

PART I. Financial Information

ITEM 1. Financial Statements

Continental Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
In thousands, except par values and share data	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$591,324	$39,064
Receivables:
Crude oil, natural gas, and natural gas liquids sales	1,132,912	1,176,280
Joint interest and other	368,006	381,760
Allowance for credit losses	(3,671)	(4,121)
Receivables, net	1,497,247	1,553,919
Derivative assets	13,580	95,227
Inventories	183,642	184,251
Prepaid expenses and other	45,847	32,648
Total current assets	2,331,640	1,905,109
Net property and equipment, based on successful efforts method of accounting	20,170,065	20,037,922
Investment in unconsolidated affiliates	252,305	258,359
Operating lease right-of-use assets	38,202	20,933
Derivative assets, noncurrent	8,198	62,426
Other noncurrent assets	17,692	20,832
Total assets	$22,818,102	$22,305,581
Liabilities and equity
Current liabilities:
Accounts payable trade	$819,911	$845,160
Revenues and royalties payable	787,565	682,461
Accrued liabilities and other	311,409	413,036
Current portion of incentive compensation liability	45,097	74,494
Current portion of income tax liabilities	101,947	21,659
Derivative liabilities	162,642	—
Current portion of operating lease liabilities	11,313	4,046
Current portion of long-term debt	2,610	2,587
Total current liabilities	2,242,494	2,043,443
Long-term debt, net of current portion	4,779,617	4,798,860
Other noncurrent liabilities:
Deferred income tax liabilities, net	2,706,108	2,704,069
Incentive compensation liability, noncurrent	6,537	36,468
Asset retirement obligations, noncurrent	440,202	432,495
Derivative liabilities, noncurrent	34,480	143
Operating lease liabilities, noncurrent	25,843	15,823
Other noncurrent liabilities	49,632	48,783
Total other noncurrent liabilities	3,262,802	3,237,781
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000 shares authorized (187,256 shares issued) of Class A voting common stock and 400,000,000 shares authorized (299,423,011 shares issued) of Class B non-voting common stock	2,996	2,996
Retained earnings	12,178,523	11,862,515
Total shareholders’ equity attributable to Continental Resources	12,181,519	11,865,511
Noncontrolling interests	351,670	359,986
Total equity	12,533,189	12,225,497
Total liabilities and equity	$22,818,102	$22,305,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three months ended March 31,
In thousands, except per share data	2025	2024
Revenues:
Crude oil, natural gas, and natural gas liquids sales	$1,890,207	$1,909,843
Loss on derivative instruments, net	(316,002)	(113,194)
Crude oil and natural gas service operations	36,248	23,895
Total revenues	1,610,453	1,820,544

Operating costs and expenses:
Production expenses	199,379	188,697
Production and ad valorem taxes	135,349	147,127
Transportation, gathering, processing, and compression	78,873	107,946
Exploration expenses	2,732	4,110
Crude oil and natural gas service operations	23,880	26,640
Depreciation, depletion, amortization and accretion	613,560	632,763
Property impairments	17,022	12,062
General and administrative expenses	67,012	82,282
Net (gain) loss on sale of assets and other	3,129	(287)
Total operating costs and expenses	1,140,936	1,201,340
Income from operations	469,517	619,204
Other income (expense):
Interest expense	(55,143)	(79,811)
Other	3,617	3,154
	(51,526)	(76,657)
Income before income taxes	417,991	542,547
Provision for income taxes	(86,380)	(114,054)
Income before equity in net loss of affiliate	331,611	428,493
Equity in net loss of affiliate	(12,887)	(907)
Net income	318,724	427,586
Net income attributable to noncontrolling interests	2,718	464
Net income attributable to Continental Resources	$316,006	$427,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

Three Months Ended March 31, 2025
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2024	299,610,267	$2,996	$11,862,515	$11,865,511	$359,986	$12,225,497
Net income	—	—	316,006	316,006	2,718	318,724
Change in dividends payable	—	—	2	2	—	2
Contributions from noncontrolling interests	—	—	—	—	1,740	1,740
Distributions to noncontrolling interests	—	—	—	—	(12,774)	(12,774)
Balance at March 31, 2025	299,610,267	$2,996	$12,178,523	$12,181,519	$351,670	$12,533,189

Three Months Ended March 31, 2024
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2023	299,610,267	$2,996	$9,850,687	$9,853,683	$356,104	$10,209,787
Net income	—	—	427,122	427,122	464	427,586
Change in dividends payable	—	—	12	12	—	12
Contributions from noncontrolling interests	—	—	—	—	14,040	14,040
Distributions to noncontrolling interests	—	—	—	—	(6,707)	(6,707)
Balance at March 31, 2024	299,610,267	$2,996	$10,277,821	$10,280,817	$363,901	$10,644,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
In thousands	2025	2024
Cash flows from operating activities
Net income	$318,724	$427,586
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, amortization and accretion	615,028	636,659
Property impairments	17,022	12,062
Non-cash loss on derivatives, net	332,854	208,390
Provision for deferred income taxes	2,039	11,816
Equity in net loss of affiliate	12,887	907
Net (gain) loss on sale of assets and other	3,084	(287)
Other, net	4,447	23,567
Changes in assets and liabilities:
Accounts receivable	55,962	23,062
Inventories	(2,702)	(27,564)
Other current assets	(11,955)	(1,331)
Accounts payable trade	36,967	27,166
Revenues and royalties payable	98,717	(39,001)
Accrued liabilities and other	(102,376)	(70,148)
Incentive compensation liability	(59,329)	(108,809)
Current income taxes liability	80,287	105,504
Other noncurrent assets and liabilities	(465)	(7,701)
Net cash provided by operating activities	1,401,191	1,221,878
Cash flows from investing activities
Exploration and development	(774,514)	(663,003)
Purchase of producing crude oil and natural gas properties	—	(870)
Purchase of other property and equipment	(43,480)	(49,963)
Proceeds from sale of assets	664	4,340
Contributions to unconsolidated affiliates	(6,821)	(8,227)
Net cash used in investing activities	(824,151)	(717,723)
Cash flows from financing activities
Credit facility borrowings	440,000	749,000
Repayment of credit facility	(460,000)	(959,000)
Repayment of other debt	(640)	(100,616)
Debt issuance costs	(123)	—
Contributions from noncontrolling interests	3,019	7,740
Distributions to noncontrolling interests	(6,408)	(5,681)
Dividends paid on common stock	(628)	(2,331)
Net cash used in financing activities	(24,780)	(310,888)
Net change in cash and cash equivalents	552,260	193,267
Cash and cash equivalents at beginning of period	39,064	26,397
Cash and cash equivalents at end of period	$591,324	$219,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Business

Nature of Business

Continental Resources, Inc. (the “Company”) was formed in 1967 and is incorporated under the laws of the State of Oklahoma. The Company’s principal business is the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. Additionally, the Company pursues the acquisition and management of perpetually owned minerals located in certain of its key operating areas. For the three months ended March 31, 2025, crude oil accounted for 55% of the Company’s total production and 79% of its crude oil, natural gas, and natural gas liquids revenues.

Voluntary Filer

The Company is privately owned by its founder, Harold G. Hamm, certain members of his family and their affiliated entities (the “Hamm Family”). As of March 31, 2025, the Hamm Family holds approximately 299.6 million shares of common stock of the Company. As a privately held company, certain of the corporate governance, disclosure, and other provisions applicable to a company with listed equity securities and reporting obligations under the Securities Exchange Act of 1934 do not apply to us. We continue to furnish Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K with the SEC as required by our senior note indentures.

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

The Company has one reportable segment due to the similar nature of its business, which is the exploration, development, and production of crude oil, natural gas, and natural gas liquids in the United States. The Company's President and CEO is the chief operating decision maker and he reviews consolidated net income to assess performance and determine how to allocate resources. The measure of segment assets is reported on the consolidated balance sheets as total assets. As a single reportable segment entity, the financial information is contained in Part I. Item 1. Financial Statements.

This report has been prepared pursuant to rules and regulations applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”), although the Company believes the disclosures are adequate to make the information not misleading. You should read this Quarterly Report on Form 10-Q (“Form 10-Q”) together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.

The condensed consolidated financial statements as of March 31, 2025 and for the three month periods ended March 31, 2025 and 2024 are unaudited. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited balance sheet included in the 2024 Form 10-K. The Company evaluated its March 31, 2025 financial statements for subsequent events through May 2, 2025, the date the financial statements were available to be issued.

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

	Three months ended March 31,
In thousands	2025	2024
Supplemental cash flow information:
Cash paid for interest	$66,136	$86,931
Cash paid for income taxes	—	—
Cash received for income tax refunds	302	3,266
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	2,895	9,137

As of March 31, 2025 and December 31, 2024, the Company had $316.5 million and $376.4 million, respectively, of accrued capital expenditures included in “Net property and equipment” with an offsetting amount in “Accounts payable trade” in the condensed consolidated balance sheets.

Note 4. Revenues

The following table presents the disaggregation of the Company's crude oil and natural gas revenues by operating area for the three months ended March 31, 2025 and 2024. Sales of natural gas and NGLs are combined, as a substantial majority of the Company's natural gas sales contracts represent wellhead sales of unprocessed gas.

	Three months ended March 31, 2025			Three months ended March 31, 2024
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken	$726,496	$139,269	$865,765	$891,174	$87,447	$978,621
Anadarko Basin	233,499	204,320	437,819	241,924	154,284	396,208
Powder River Basin	113,230	19,258	132,488	117,274	13,830	131,104
Permian Basin	382,250	41,181	423,431	344,645	19,340	363,985
All other	30,681	23	30,704	39,890	35	39,925
Crude oil, natural gas, and natural gas liquids sales	$1,486,156	$404,051	$1,890,207	$1,634,907	$274,936	$1,909,843

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

At March 31, 2025 the Company had outstanding derivative contracts as set forth in the tables below.

Natural gas derivatives
			Weighted Average Hedge Price ($/MMBtu)
Period and Type of Contract	Average Volumes Hedged		Swaps	Floor	Ceiling
April 2025 - March 2026
Collars - Henry Hub	304,000	MMBtus/day		$4.25	$5.99
April 2025 - December 2025
Swaps - Henry Hub	580,000	MMBtus/day	$3.95
January 2026 - December 2026
Swaps - Henry Hub	635,000	MMBtus/day	$4.11
January 2027 - December 2027
Swaps - Henry Hub	612,500	MMBtus/day	$3.92

Crude oil derivatives
			Weighted Average Hedge Price ($/Bbl)
Period and Type of Contract	Average Volumes Hedged		Roll Swaps	Fixed Swaps	Floor	Ceiling
April 2025 - December 2025
Fixed Swaps - WTI	58,600	Bbls/day		$70.63
Collars - WTI	55,000	Bbls/day			$60.00	$68.27
Roll Swaps - NYMEX	53,000	Bbls/day	$0.95
January 2026 - December 2026
Fixed Swaps - WTI	22,000	Bbls/day		$62.49
Collars - WTI	21,000	Bbls/day			$60.00	$70.22

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

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended March 31,
In thousands	2025	2024
Cash received (paid) on derivatives:
Crude oil fixed price swaps	$9,252	$4,829
Crude oil NYMEX roll swaps	669	2,473
Natural gas WAHA swaps	—	9,024
Natural gas fixed price swaps	6,931	62,801
Natural gas collars	—	16,069
Cash received (paid) on derivatives, net	16,852	95,196
Non-cash gain (loss) on derivatives:
Crude oil fixed price swaps	(9,550)	(201,049)
Crude oil collars	(47,565)	—
Crude oil NYMEX roll swaps	3,867	(10,254)
Natural gas WAHA swaps	—	(329)
Natural gas fixed price swaps	(287,165)	15,165
Natural gas collars	7,559	(11,923)
Non-cash gain (loss) on derivatives, net	(332,854)	(208,390)
Gain (loss) on derivative instruments, net	$(316,002)	$(113,194)

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

In thousands	March 31, 2025	December 31, 2024
Commodity derivative assets:
Gross amounts of recognized assets	$61,299	$168,023
Gross amounts offset on balance sheet	(39,521)	(10,370)
Net amounts of assets on balance sheet	21,778	157,653
Commodity derivative liabilities:
Gross amounts of recognized liabilities	(236,643)	(10,513)
Gross amounts offset on balance sheet	39,521	10,370
Net amounts of liabilities on balance sheet	$(197,122)	$(143)

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed consolidated balance sheets.

In thousands	March 31, 2025	December 31, 2024
Derivative assets	$13,580	$95,227
Derivative assets, noncurrent	8,198	62,426
Net amounts of assets on balance sheet	21,778	157,653
Derivative liabilities	(162,642)	—
Derivative liabilities, noncurrent	(34,480)	(143)
Net amounts of liabilities on balance sheet	(197,122)	(143)
Total derivative assets (liabilities), net	$(175,344)	$157,510

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

The following tables summarize the valuation of derivative instruments by pricing levels that were accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

	Fair value measurements at March 31, 2025 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Crude oil fixed price swaps	$—	$2,983	$—	$2,983
Crude oil collars	—	(47,565)	—	(47,565)
Crude oil NYMEX roll swaps	—	3,867	—	3,867
Natural gas fixed price swaps	—	(142,188)	—	(142,188)
Natural gas collars	—	7,559	—	7,559
Total	$—	$(175,344)	$—	$(175,344)

	Fair value measurements at December 31, 2024 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Crude oil fixed price swaps	$—	$12,533	$—	$12,533
Natural gas fixed price swaps	—	144,977	—	144,977
Total	$—	$157,510	$—	$157,510

Note 7. Debt

The Company's debt, net of unamortized discounts, premiums, and debt issuance costs totaling $32.4 million and $33.8 million at March 31, 2025 and December 31, 2024, respectively, consists of the following.

In thousands	March 31, 2025	December 31, 2024
Credit facility	$—	$20,000
Notes payable	14,521	15,159
2.268% Senior Notes due 2026	797,441	797,056
4.375% Senior Notes due 2028	995,972	995,635
5.75% Senior Notes due 2031	1,487,620	1,487,175
2.875% Senior Notes due 2032	793,934	793,740
4.9% Senior Notes due 2044	692,739	692,682
Total debt	$4,782,227	$4,801,447
Less: Current portion of long-term debt	2,610	2,587
Long-term debt, net of current portion	$4,779,617	$4,798,860

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Credit Facility

The Company has a credit facility, maturing in October 2029, with aggregate lender commitments totaling $1.8 billion. The credit facility is unsecured and has no borrowing base requirement subject to redetermination.

The Company had no outstanding borrowings on its credit facility at March 31, 2025. The Company incurs commitment fees based on currently assigned credit ratings of 0.20% per annum on the daily average amount of unused borrowing availability. Credit facility borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company’s senior, unsecured, long-term indebtedness.

The credit facility contains certain restrictive covenants, including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of (a) net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by (b) the sum of net debt plus total shareholders' equity (i) plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014 and (ii) plus (to the extent resulting in a reduction of total shareholders’ equity) or minus (to the extent resulting in an increase of total shareholders’ equity), as applicable, the amount of the non-cash impact of the accounting treatment for the Redemption Agreement described in Note 8. Commitments and Contingencies, which amount shall be further adjusted, (x) if the Redemption Agreement is amended without the lenders consent and has the effect of materially increasing the scope of the Company's obligations beyond the last form of the Redemption Agreement that was approved by the lenders and (y) to reflect the impact of any cash payments actually made under the agreement. The Company was in compliance with the credit facility covenants at March 31, 2025.

Senior Notes

The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at March 31, 2025.

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

The indentures governing the Company’s senior notes contain covenants that, among other things, limit the Company’s ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, or consolidate, merge or transfer certain assets. These covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at March 31, 2025.

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

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Commitments and Contingencies

Transportation, gathering, and processing commitments

The Company has entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. Certain of the commitments, which have varying terms extending as far as 2031, require the Company to pay per-unit transportation, gathering, or processing charges regardless of the amount of capacity used. Future commitments remaining as of March 31, 2025 under the arrangements amount to approximately $727 million, of which $228 million is expected to be incurred in the remainder of 2025, $218 million in 2026, $203 million in 2027, $70 million in 2028, $3 million in 2029, and $5 million thereafter. A portion of these future costs will be borne by other interest owners. The Company is not committed under the above contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future. These commitments do not qualify as leases under ASC Topic 842 and are not recognized on the Company's balance sheet.

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

Stock Redemption Agreement

In 2024, Continental entered into a Redemption Agreement with Mr. Hamm and certain members of his family whereby, following Mr. Hamm’s passing, his estate may, but is not obligated to, elect from time-to-time to require Continental to redeem sufficient shares to enable the estate to fund the payment of estate taxes and interest as they become due. Mr. Hamm’s potential estate tax liability is expected to be primarily based on the fair market value his estate assigns to his Continental stock at the time of passing. The agreement contemplates that the estate will defer and pay the potential estate taxes and related interest in installments over a period of up to 14 years as permitted by the Internal Revenue Code. Assuming the estate elects to exercise its redemption rights, Continental’s potential obligations are expected to occur over the same 14 year period in conjunction with the estate’s installment payments. The future value of Continental, the future tax laws and resulting estate tax liability, the timing of any redemptions, and the potential number and value of shares Continental may be required to redeem under the agreement are unknown and subject to numerous uncertainties and cannot be reasonably quantified. There have been no share repurchases or settlements under the agreement since its inception.

Note 9. Incentive Compensation

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

At March 31, 2025, the Company had recorded a current liability of $45.1 million and a non-current liability of $6.5 million in the captions “Current portion of incentive compensation liability” and “Incentive compensation liability, noncurrent,” respectively, in the condensed consolidated balance sheets associated with the awards. Such amounts reflect the Company’s estimate of expected future cash payments multiplied by the percentage of requisite service periods that employees have completed as of March 31, 2025. The Company’s compensation expense associated with such awards, which is included in the caption “General and administrative expenses” in the condensed consolidated statements of income, was $23.4 million and $32.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was approximately $115.5 million of unrecognized liabilities and compensation expense related to unvested awards, which are expected to be recognized over a weighted average period of 1.6 years.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and our historical consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2024.

The following discussion and analysis includes forward-looking statements and should be read in conjunction with the risk factors described in Part II, Item 1A. Risk Factors included in this report, if any, and in our Form 10-K for the year ended December 31, 2024, along with Cautionary Statement for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 at the beginning of this report, for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

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

First Quarter 2025 Financial and Operating Metrics

Commodity prices have remained volatile due to various factors. Average NYMEX oil prices for the three months ended March 31, 2025 and 2024 were $71.33 and $77.04, respectively. Average NYMEX natural gas prices for the three months ended March 31, 2025 and 2024 were $3.66 and $2.23, respectively. Crude oil prices have decreased subsequent to March 31, 2025, averaging $62.96 per barrel for the month of April 2025. The following table contains financial and operating metrics for the first quarter periods of 2025 and 2024. Average sales prices exclude any effect of derivative transactions. Per-unit expenses have been calculated using sales volumes.

	Three months ended March 31,
	2025	2024
Average daily production:
Crude oil (Bbl per day)	236,421	237,908
Natural gas (Mcf per day) (1)	1,156,581	1,204,433
Crude oil equivalents (Boe per day)	429,185	438,647
Average sales prices:
Crude oil ($/Bbl)	$70.26	$75.96
Natural gas ($/Mcf) (1)	$3.88	$2.51
Production expenses ($/Boe)	$5.18	$4.74
Production and ad valorem taxes (% of net crude oil and natural gas sales)	7.5%	8.2%
Depreciation, depletion, amortization and accretion ($/Boe)	$15.94	$15.90
Total general and administrative expenses ($/Boe)	$1.74	$2.07

(1)
Natural gas production volumes, sales volumes, and sales prices presented throughout management’s discussion and analysis reflect the combined value for natural gas and natural gas liquids.

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Results of Operations

The following table presents selected financial and operating information for the periods presented.

	Three months ended March 31,
In thousands	2025	2024
Crude oil, natural gas, and natural gas liquids sales	$1,890,207	$1,909,843
Gain (loss) on derivative instruments, net	(316,002)	(113,194)
Crude oil and natural gas service operations	36,248	23,895
Total revenues	1,610,453	1,820,544
Operating costs and expenses	(1,140,936)	(1,201,340)
Other expenses, net	(51,526)	(76,657)
Income before income taxes	417,991	542,547
Provision for income taxes	(86,380)	(114,054)
Income before equity in net loss of affiliate	331,611	428,493
Equity in net loss of affiliate	(12,887)	(907)
Net income	318,724	427,586
Net income attributable to noncontrolling interests	2,718	464
Net income attributable to Continental Resources	$316,006	$427,122

Production volumes:
Crude oil (MBbl)	21,278	21,650
Natural gas (MMcf)	104,092	109,603
Crude oil equivalents (MBoe)	38,627	39,917
Sales volumes:
Crude oil (MBbl)	21,152	21,524
Natural gas (MMcf)	104,092	109,603
Crude oil equivalents (MBoe)	38,501	39,791

Production

The following table summarizes the changes in our average daily Boe production by major operating area for the first quarter period.

	Three months ended March 31,
Boe production per day	2025	2024	% Change
Bakken	183,879	201,466	(9)%
Anadarko Basin	127,879	141,745	(10)%
Powder River Basin	27,578	26,539	4%
Permian Basin	84,892	63,489	34%
All other	4,957	5,408	(8)%
Total	429,185	438,647	(2)%

The following table summarizes the changes in our production by product for the first quarter period.

	Three months ended March 31,					Volume
	2025		2024		Volume	percent
	Volume	Percent	Volume	Percent	decrease	decrease
Crude oil (MBbl)	21,278	55%	21,650	54%	(372)	(2)%
Natural gas (MMcf)	104,092	45%	109,603	46%	(5,511)	(5)%
Total (MBoe)	38,627	100%	39,917	100%	(1,290)	(3)%

The 2% decrease in crude oil production and 5% decrease in natural gas production in the 2025 first quarter compared to the 2024 first quarter were primarily driven by natural declines in production coupled with planned moderation in capital spending, asset divestitures and variation in the timing of new well completions compared to the prior period.

Revenues

Our revenues consist of sales of crude oil, natural gas, and natural gas liquids, gains and losses resulting from changes in the fair value of our derivative instruments, and revenues associated with crude oil and natural gas service operations.

Crude oil, natural gas, and natural gas liquids sales. Sales totaled $1.89 billion for the first quarter of 2025, a 1% decrease compared to sales of $1.91 billion for the 2024 first quarter due to decreases in sales volumes and crude oil prices, partially offset by an increase in natural gas prices.

Total sales volumes for the first quarter of 2025 decreased 1,290 MBoe, or 3%, compared to the 2024 first quarter primarily due to the previously described decrease in production volumes. For the first quarter of 2025, our crude oil sales volumes decreased 2% and our natural gas sales volumes decreased 5% compared to the 2024 first quarter.

Our crude oil sales prices averaged $70.26 per barrel in the 2025 first quarter compared to $75.96 per barrel for the 2024 first quarter.

Our natural gas sales prices averaged $3.88 per Mcf for the 2025 first quarter compared to $2.51 per Mcf for the 2024 first quarter.

Derivatives. Changes in settled and future commodity prices during the first quarter of 2025 resulted in overall negative revenue adjustments totaling $316.0 million for the period, representing $16.9 million of cash gains more than offset by $332.9 million of unsettled non-cash losses, compared to overall negative revenue adjustments totaling $113.2 million in the first quarter of 2024.

Operating Costs and Expenses

Production Expenses. Production expenses increased $10.7 million, or 6%, to $199.4 million for the first quarter of 2025 compared to $188.7 million for the first quarter of 2024 due to an increase in the number of producing wells from drilling and completion activities and higher workover-related activities aimed at enhancing production from producing properties. Production expenses on a per-Boe basis averaged $5.18 per Boe for the 2025 first quarter compared to $4.74 per Boe for the 2024 first quarter.

Production and Ad Valorem Taxes. Production and ad valorem taxes decreased $11.8 million, or 8%, to $135.3 million for the first quarter of 2025 compared to $147.1 million for the first quarter of 2024 due to the previously described decrease in crude oil, natural gas and NGL sales. Our production taxes as a percentage of net sales averaged 7.5% for the first quarter of 2025, a decrease compared to 8.2% for the first quarter of 2024. This decrease was the result of changes in sales mix of crude oil and natural gas in the Company’s operating areas between periods.

Transportation, gathering, processing, and compression. These charges decreased $29.0 million, or 27%, to $78.9 million for the first quarter of 2025 compared to $107.9 million for the first quarter of 2024 due to changes in marketing terms and arrangements utilized between periods and changes in our working interest share of cost burdens in certain operating areas.

Depreciation, Depletion, Amortization and Accretion. Total DD&A decreased $19.2 million, or 3%, to $613.6 million for the first quarter of 2025 compared to $632.8 million for the first quarter of 2024 due to the previously described 3% decrease in total sales volumes. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Three months ended March 31,
$/Boe	2025	2024
Crude oil and natural gas	$15.20	$15.27
Other equipment	0.58	0.49
Asset retirement obligation accretion	0.16	0.14
Depreciation, depletion, amortization and accretion	$15.94	$15.90

General and Administrative Expenses. Total G&A expenses decreased $15.3 million, or 19%, to $67.0 million for the first quarter of 2025 compared to $82.3 million for the first quarter of 2024.

Total G&A expenses include charges for long-term incentive compensation awards of $23.4 million and $32.5 million for the first quarters of 2025 and 2024, respectively. This decrease is primarily due to a decrease in estimated incentive compensation payment obligations arising from changes in the value of Company awards as of March 31, 2025 compared to the March 31, 2024 valuation date.

G&A expenses other than incentive compensation awards totaled $43.6 million for the 2025 first quarter, a decrease of $6.2 million compared to $49.8 million for the 2024 first quarter primarily due to changes in the extent of cost recoveries from joint interest owners compared to the prior period.

The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Three months ended March 31,
$/Boe	2025	2024
General and administrative expenses	$1.13	$1.25
Long-term incentive compensation awards	0.61	0.82
Total general and administrative expenses	$1.74	$2.07

Interest Expense. Interest expense decreased $24.7 million, or 31%, to $55.1 million for the first quarter of 2025 compared to $79.8 million for the first quarter of 2024 due to a decrease in our weighted average outstanding debt balance from $6.6 billion for the first quarter of 2024 to $4.9 billion for the first quarter of 2025. This decrease was driven by debt reduction throughout the past year, including the repayment of our $750 million term loan and redemption of our $893 million of 2024 senior notes. Our outstanding debt totaled $4.8 billion at March 31, 2025.

Income Taxes. For the first quarters of 2025 and 2024 we provided for income taxes at a combined federal and state tax rate of 23.5% of our pre-tax income. We recorded an income tax provision of $86.4 million for the 2025 first quarter and an income tax provision of $114.1 million for the 2024 first quarter, which resulted in effective tax rates of 20.7% and 21.0%, respectively, after taking into account the application of statutory tax rates, permanent taxable differences, estimated tax credits, and other items.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows generated from operating activities, financing provided by our credit facility and the issuance of debt securities. Additionally, asset dispositions and joint development arrangements have provided a source of cash flow for use in reducing debt and enhancing liquidity.

At March 31, 2025, we had $1.8 billion of borrowing availability with no outstanding borrowings under our credit facility, along with $591 million of cash on hand. Our credit facility, which is unsecured and has no borrowing base subject to redetermination, does not mature until October 2029.

Based on our planned capital spending, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our credit facility and senior note indentures. Further, based on current market indications, we expect to meet our contractual cash commitments to third parties as of March 31, 2025, including those subsequently described under the heading Future Capital Requirements, recognizing we may be required to meet such commitments even if our business plan assumptions were to change. We monitor our capital spending closely based on actual and projected cash flows and have the ability to reduce spending or dispose of assets if needed to preserve liquidity and financial flexibility to fund our operations.

Cash Flows

Cash flows from operating activities

Net cash provided by operating activities increased $179.3 million, or 15%, to $1.40 billion for the first quarter of 2025 compared to $1.22 billion for the first quarter of 2024. The increase was driven by a decrease in certain cash operating expenses, which included a $29.1 million decrease in transportation, gathering, processing, and compression expenses and an $11.8 million decrease in production and ad valorem taxes, along with changes in working capital items from period to period. Additionally, our cash payments for incentive compensation decreased $58.7 million and interest paid on outstanding debt decreased $20.8 million. These benefits to operating cash flows were partially offset by a $19.6 million decrease in crude oil, natural gas, and NGL revenues and a $78.3 million decrease in realized cash gains on matured commodity derivatives compared to the prior period.

Cash flows from investing activities

Net cash used in investing activities totaled $824.2 million for the first quarter of 2025, an increase of $106.4 million, or 15%, from $717.7 million for the first quarter of 2024. Our investing cash flows for first quarter 2025 included $774.6 million of exploration and development costs compared to $663.0 million for first quarter 2024, the increase of which reflects changes in the planned timing of our annual capital spending between periods. For full year 2025 our capital expenditures budget attributable to us is approximately $2.8 billion compared to $3.3 billion of non-acquisition capital spending in full year 2024.

Cash flows from financing activities

Net cash used in financing activities for the first quarter of 2025 totaled $25 million, primarily consisting of $20 million of net repayments on our credit facility.

Net cash used in financing activities for the first quarter of 2024 totaled $311 million, primarily consisting of $210 million of net repayments on our credit facility and a $100 million repayment of our $750 million term loan.

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

Based on current market indications supported by cash flow protection provided by our hedge portfolio against commodity price declines, our budgeted capital spending plans for 2025 are expected to be funded from operating cash flows. Any deficiencies in operating cash flows relative to budgeted spending are expected to be funded by our cash balance and borrowings under our credit facility. If cash flows are materially impacted by declines in commodity prices or an increase in costs resulting from tariffs, we have the ability to reduce our capital expenditures or utilize the availability of our credit facility if needed to fund our operations.

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

We were in compliance with our credit facility covenants at March 31, 2025 and expect to maintain compliance. At March 31, 2025, our consolidated net debt to total capitalization ratio was 0.23. We do not believe the credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing if needed to support our business.

Future Capital Requirements

Our material future cash requirements are summarized below. Based on current market indications, we expect to meet our contractual cash commitments to third parties as of March 31, 2025, recognizing we may be required to meet such commitments even if our business plan assumptions were to change.

Senior notes

Our debt includes outstanding senior note obligations totaling $4.8 billion at April 30, 2025, exclusive of interest payment obligations thereon. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. The earliest scheduled senior note maturity is our $800 million of 2026 Notes due in November 2026. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 7. Debt in Notes to Unaudited Condensed Consolidated Financial Statements.

We were in compliance with our senior note covenants at March 31, 2025 and expect to maintain compliance. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt do not trigger additional senior note covenants.

Credit facility borrowings

As of April 30, 2025, we had no outstanding borrowings on our credit facility. Our credit facility matures in October 2029.

Transportation, gathering, and processing commitments

We have entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities that require us to pay per-unit charges regardless of the amount of capacity used. Future commitments remaining as of March 31, 2025 under the arrangements amount to approximately $727 million. See Note 8. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Capital expenditures

Our capital expenditures budget for 2025 is expected to be approximately $2.8 billion. Costs of acquisitions and investments are not budgeted, with the exception of planned levels of spending for mineral acquisitions.

For the three months ended March 31, 2025, we invested $755.1 million in our capital program excluding $2.7 million of mineral acquisitions attributable to Franco-Nevada.

Our drilling and completion activities and the actual amount and timing of our capital expenditures may differ materially from our budget as a result of, among other things, available cash flows, unbudgeted acquisitions, actual drilling and completion results, operational process improvements, the availability of drilling and completion rigs and other services and equipment, cost inflation, the impact of tariffs or trade restrictions, the availability of transportation, gathering and processing capacity, changes in commodity prices, and regulatory, technological and competitive developments. We monitor our capital spending closely based on actual and projected cash flows and may adjust our spending should commodity prices materially change from current levels. We expect to continue participating as a buyer of properties when and if we have the ability to increase our position in strategic plays at attractive terms.

Stock redemption agreement

See Note 8. Commitments and Contingencies—Stock Redemption Agreement in Notes to Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

There have been no changes in our critical accounting policies and estimates from those disclosed in our 2024 Form 10-K.

Inflation

Inflationary pressures experienced in recent years may persist or worsen in 2025. Some of the underlying factors impacting inflation may include, but are not limited to, global supply chain disruptions, trade restrictions or other governmental actions related to tariffs or trade policies, shipping bottlenecks, labor market constraints, increased competition for goods and services, and side effects from monetary and fiscal policies. It is uncertain at this time to what extent recent changes in trade restrictions and tariffs will have on our business. Tariffs on foreign goods and services could result in reciprocal tariffs on U.S. goods and services, which could impact the demand for and price of crude oil, natural gas, and natural gas liquids and increase inflationary pressures on, or impact the availability of, certain supplies, equipment and materials that we use to conduct our business. If inflationary pressures persist or worsen, we may incur additional costs for equipment and materials and from service providers. Our budgeted expenditures include an estimate for the potential impact of cost inflation and increased costs resulting from tariffs and, despite inflationary pressures, we expect to continue generating significant amounts of free cash flow at current commodity price levels.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General. We are exposed to a variety of market risks including commodity price risk, credit risk, and interest rate risk. We seek to address these risks through a program of risk management which may include the use of derivative instruments.

Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of crude oil, natural gas, and natural gas liquids. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas and natural gas liquids production. Commodity prices have been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including differences between product prices at sales points and the applicable index prices. Based on our average daily production for three months ended March 31, 2025, and excluding the effect of derivative instruments in place, our annual revenue would increase or decrease by approximately $863 million for each $10.00 per barrel change in crude oil prices at March 31, 2025 and $422 million for each $1.00 per Mcf change in natural gas prices at March 31, 2025.

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

The fair value of our derivative instruments at March 31, 2025 was a net liability of $175.3 million, which is comprised of a $134.6 million net liability associated with our natural gas derivatives and a $40.7 million net liability associated with our crude oil derivatives. The following table shows how a hypothetical +/- 10% change in the underlying forward prices used to calculate the fair value of our derivatives would impact the fair value estimates as of March 31, 2025.

		Hypothetical Fair Value
In thousands	Change in Forward Price	Asset (Liability)
Crude Oil	-10%	$227,196
Crude Oil	+10%	$(323,579)
Natural Gas	-10%	$138,526
Natural Gas	+10%	$(405,863)

Changes in the fair value of our derivatives from the above price sensitivities would produce a corresponding change in our total revenues.

Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($1.1 billion in receivables at March 31, 2025), and our joint interest and other receivables ($368 million at March 31, 2025).

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

Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $49.8 million at March 31, 2025, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on a co-owner's interest in the well, to net production proceeds against amounts owed in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

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

We had no variable rate borrowings outstanding on our credit facility at April 30, 2025.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of March 31, 2025 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our 2024 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q, if any, and in our 2024 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

There have been no material changes in our risk factors from those disclosed in our 2024 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

The exhibits required to be filed pursuant to Item 601 of Regulation S-K are set forth below.

3.1

Conformed version of Seventh Amended and Restated Certificate of Incorporation of Continental Resources, Inc. filed as Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 2024 (Commission File No. 001-32886) filed February 24, 2025 and incorporated herein by reference.

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

CONTINENTAL RESOURCES, INC.

Date:	May 2, 2025	By:	/s/ John D. Hart
John D. Hart
Chief Financial Officer and Executive Vice President of Strategic Planning (Duly Authorized Officer and Principal Financial Officer)