Form 10-Q
period 2025-06-30
CONTINENTAL RESOURCES, INC
filed 2025-08-01
CIK 732834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of June 30, 2025, there are no publicly traded common shares of Continental Resources, Inc.

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

iii

PART I. Financial Information

ITEM 1. Financial Statements

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

In thousands, except par values and share data	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$569,218	$39,064
Accounts receivable, net	1,491,157	1,553,919
Derivative assets	185,443	95,227
Inventories	216,329	184,251
Prepaid expenses and other	44,521	32,648
Total current assets	2,506,668	1,905,109
Net property and equipment, based on successful efforts method of accounting	20,432,711	20,037,922
Investment in unconsolidated affiliates	254,829	258,359
Operating lease right-of-use assets	34,661	20,933
Derivative assets, noncurrent	43,847	62,426
Other noncurrent assets	17,830	20,832
Total assets	$23,290,546	$22,305,581
Liabilities and equity
Current liabilities:
Accounts payable trade	$945,046	$845,160
Revenues and royalties payable	669,905	682,461
Accrued liabilities and other	332,888	413,036
Current portion of incentive compensation liability	53,554	74,494
Current portion of income tax liabilities	18,815	21,659
Derivative liabilities	391	—
Current portion of operating lease liabilities	10,215	4,046
Current portion of long-term debt	—	2,587
Total current liabilities	2,030,814	2,043,443
Long-term debt, net of current portion	4,769,137	4,798,860
Other noncurrent liabilities:
Deferred income tax liabilities, net	2,668,825	2,704,069
Incentive compensation liability, noncurrent	10,797	36,468
Asset retirement obligations, noncurrent	449,600	432,495
Derivative liabilities, noncurrent	41,222	143
Operating lease liabilities, noncurrent	23,458	15,823
Other noncurrent liabilities	32,847	48,783
Total other noncurrent liabilities	3,226,749	3,237,781
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000 shares authorized (187,256 shares issued) of Class A voting common stock and 400,000,000 shares authorized (299,423,011 shares issued) of Class B non-voting common stock	2,996	2,996
Retained earnings	12,905,722	11,862,515
Total shareholders’ equity attributable to Continental Resources	12,908,718	11,865,511
Noncontrolling interests	355,128	359,986
Total equity	13,263,846	12,225,497
Total liabilities and equity	$23,290,546	$22,305,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
In thousands	2025	2024	2025	2024
Revenues:
Crude oil, natural gas, and natural gas liquids sales	$1,626,374	$1,901,788	$3,516,581	$3,811,631
Gain (loss) on derivative instruments, net	451,254	4,729	135,252	(108,465)
Crude oil and natural gas service operations	33,750	20,430	69,998	44,325
Total revenues	2,111,378	1,926,947	3,721,831	3,747,491

Operating costs and expenses:
Production expenses	201,445	182,677	400,824	371,374
Production and ad valorem taxes	119,422	149,372	254,771	296,499
Transportation, gathering, processing, and compression	75,845	91,451	154,718	199,397
Exploration expenses	3,897	2,980	6,629	7,090
Crude oil and natural gas service operations	24,889	22,715	48,769	49,355
Depreciation, depletion, amortization and accretion	632,568	626,579	1,246,128	1,259,342
Property impairments	15,826	10,124	32,848	22,186
General and administrative expenses	56,515	64,642	123,527	146,924
Net loss on sale of assets and other	3,143	34,819	6,272	34,532
Total operating costs and expenses	1,133,550	1,185,359	2,274,486	2,386,699
Income from operations	977,828	741,588	1,447,345	1,360,792
Other income (expense):
Interest expense	(54,240)	(71,825)	(109,383)	(151,636)
Loss on extinguishment of debt	(57)	(1,600)	(57)	(1,600)
Other	7,519	(384,235)	11,136	(381,081)
	(46,778)	(457,660)	(98,304)	(534,317)
Income before income taxes	931,050	283,928	1,349,041	826,475
Provision for income taxes	(195,191)	(148,535)	(281,571)	(262,589)
Income before equity in net loss of affiliate	735,859	135,393	1,067,470	563,886
Equity in net loss of affiliate	(1,528)	(1,305)	(14,415)	(2,212)
Net income	734,331	134,088	1,053,055	561,674
Net income (loss) attributable to noncontrolling interests	7,132	(191)	9,850	273
Net income attributable to Continental Resources	$727,199	$134,279	$1,043,205	$561,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

Three months ended June 30, 2025
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total	Noncontrolling interests	Total equity
Balance at March 31, 2025	299,610,267	$2,996	$12,178,523	$12,181,519	$351,670	$12,533,189
Net income	—	—	727,199	727,199	7,132	734,331
Contributions from noncontrolling interests	—	—	—	—	3,015	3,015
Distributions to noncontrolling interests	—	—	—	—	(6,689)	(6,689)
Balance at June 30, 2025	299,610,267	$2,996	$12,905,722	$12,908,718	$355,128	$13,263,846

Six months ended June 30, 2025
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total	Noncontrolling interests	Total equity
Balance at December 31, 2024	299,610,267	$2,996	$11,862,515	$11,865,511	$359,986	$12,225,497
Net income	—	—	1,043,205	1,043,205	9,850	1,053,055
Change in dividends payable	—	—	2	2	—	2
Contributions from noncontrolling interests	—	—	—	—	4,755	4,755
Distributions to noncontrolling interests	—	—	—	—	(19,463)	(19,463)
Balance at June 30, 2025	299,610,267	$2,996	$12,905,722	$12,908,718	$355,128	$13,263,846

Three months ended June 30, 2024
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total	Noncontrolling interests	Total equity
Balance at March 31, 2024	299,610,267	$2,996	$10,277,821	$10,280,817	$363,901	$10,644,718
Net income (loss)	—	—	134,279	134,279	(191)	134,088
Change in dividends payable	—	—	7	7	—	7
Contributions from noncontrolling interests	—	—	—	—	5,556	5,556
Distributions to noncontrolling interests	—	—	—	—	(5,381)	(5,381)
Balance at June 30, 2024	299,610,267	$2,996	$10,412,107	$10,415,103	$363,885	$10,778,988

Six months ended June 30, 2024
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total	Noncontrolling interests	Total equity
Balance at December 31, 2023	299,610,267	$2,996	$9,850,687	$9,853,683	$356,104	$10,209,787
Net income	—	—	561,401	561,401	273	561,674
Change in dividends payable	—	—	19	19	—	19
Contributions from noncontrolling interests	—	—	—	—	19,596	19,596
Distributions to noncontrolling interests	—	—	—	—	(12,088)	(12,088)
Balance at June 30, 2024	299,610,267	$2,996	$10,412,107	$10,415,103	$363,885	$10,778,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
In thousands	2025	2024
Cash flows from operating activities
Net income	$1,053,055	$561,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,246,823	1,259,817
Property impairments	32,848	22,186
Non-cash (gain) loss on derivatives	(30,167)	291,119
Provision (benefit) for deferred income taxes	(35,244)	48,733
Equity in net loss of affiliate	14,415	2,212
Net loss on sale of assets and other	5,614	34,532
Loss on extinguishment of debt	57	1,600
Other, net	7,997	417,091
Changes in assets and liabilities:
Accounts receivable	63,512	141,009
Inventories	(35,415)	(12,008)
Other current assets	(12,067)	(56,048)
Accounts payable trade	121,163	(8,018)
Revenues and royalties payable	(13,379)	(119,116)
Accrued liabilities and other	(82,344)	(55,435)
Incentive compensation liability	(46,610)	(90,254)
Current income taxes liability	(2,844)	(83,837)
Other noncurrent assets and liabilities	(17,306)	(5,549)
Net cash provided by operating activities	2,270,108	2,349,708
Cash flows from investing activities
Exploration and development	(1,609,698)	(1,356,454)
Purchase of producing crude oil and natural gas properties	(1,739)	(1,245)
Purchase of other property and equipment	(76,920)	(104,965)
Proceeds from sale of assets	9,383	450,625
Contributions to unconsolidated affiliates	(10,885)	(8,227)
Net cash used in investing activities	(1,689,859)	(1,020,266)
Cash flows from financing activities
Credit facility borrowings	440,000	2,012,000
Repayment of credit facility	(460,000)	(1,622,000)
Redemption of senior notes	—	(893,126)
Repayment of other debt	(15,220)	(751,237)
Debt issuance costs	(127)	—
Contributions from noncontrolling interests	4,582	17,208
Distributions to noncontrolling interests	(18,702)	(12,608)
Dividends paid on common stock	(628)	(2,342)
Net cash used in financing activities	(50,095)	(1,252,105)
Net change in cash and cash equivalents	530,154	77,337
Cash and cash equivalents at beginning of period	39,064	26,397
Cash and cash equivalents at end of period	$569,218	$103,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Business

Nature of Business

Continental Resources, Inc. (the “Company”) was formed in 1967 and is incorporated under the laws of the State of Oklahoma. The Company’s principal business is the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. Additionally, the Company pursues the acquisition and management of perpetually owned minerals located in certain of its key operating areas. For the six months ended June 30, 2025, crude oil accounted for 55% of the Company’s total production and 81% of its crude oil, natural gas, and natural gas liquids revenues.

Voluntary Filer

The Company is privately owned by its founder, Harold G. Hamm, certain members of his family and their affiliated entities (the “Hamm Family”). As of June 30, 2025, the Hamm Family holds approximately 299.6 million shares of common stock of the Company. As a privately held company, certain of the corporate governance, disclosure, and other provisions applicable to a company with listed equity securities and reporting obligations under the Securities Exchange Act of 1934 do not apply to us. We continue to furnish Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K with the SEC as required by our senior note indentures.

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

The Company has one reportable segment due to the similar nature of its business, which is the exploration, development, and production of crude oil, natural gas, and natural gas liquids in the United States. The Company’s President and CEO is the chief operating decision maker and he reviews consolidated net income to assess performance and determine how to allocate resources. The measure of segment assets is reported on the consolidated balance sheets as total assets. As a single reportable segment entity, the financial information is contained in Part I. Item 1. Financial Statements.

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

The condensed consolidated financial statements as of June 30, 2025 and for the three and six month periods ended June 30, 2025 and 2024 are unaudited. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited balance sheet

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

included in the 2024 Form 10-K. The Company evaluated its June 30, 2025 financial statements for subsequent events through August 1, 2025, the date the financial statements were available to be issued.

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

	Six months ended June 30,
In thousands	2025	2024
Supplemental cash flow information:
Cash paid for interest	$103,935	$153,652
Cash paid for income taxes	315,605	356,201
Cash received for income tax refunds	302	3,266
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	7,460	11,302

As of June 30, 2025 and December 31, 2024, the Company had $344.4 million and $376.4 million, respectively, of accrued capital expenditures included in “Net property and equipment” with an offsetting amount in “Accounts payable trade” in the consolidated balance sheets.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Revenues

The following table presents the disaggregation of the Company's crude oil and natural gas revenues by operating area for the three and six months ended June 30, 2025 and 2024. Sales of natural gas and NGLs are combined, as a substantial majority of the Company's natural gas sales contracts represent wellhead sales of unprocessed gas.

	Three months ended June 30, 2025			Three months ended June 30, 2024
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken	$723,297	$70,163	$793,460	$907,513	$53,899	$961,412
Anadarko Basin	178,266	156,838	335,104	274,101	119,015	393,116
Powder River Basin	97,185	9,039	106,224	105,268	8,605	113,873
Permian Basin	335,715	24,200	359,915	379,808	11,921	391,729
All other	31,666	5	31,671	41,643	15	41,658
Crude oil, natural gas, and natural gas liquids sales	$1,366,129	$260,245	$1,626,374	$1,708,333	$193,455	$1,901,788

	Six months ended June 30, 2025			Six months ended June 30, 2024
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken	$1,449,793	$209,432	$1,659,225	$1,798,687	$141,346	$1,940,033
Anadarko Basin	411,765	361,158	772,923	516,025	273,299	789,324
Powder River Basin	210,415	28,297	238,712	222,542	22,435	244,977
Permian Basin	717,965	65,381	783,346	724,453	31,261	755,714
All other	62,347	28	62,375	81,533	50	81,583
Crude oil, natural gas, and natural gas liquids sales	$2,852,285	$664,296	$3,516,581	$3,343,240	$468,391	$3,811,631

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

At June 30, 2025 the Company had outstanding derivative contracts as set forth in the tables below.

Natural gas derivatives
			Weighted Average Hedge Price ($/MMBtu)
Period and Type of Contract	Average Volumes Hedged		Swaps	Floor	Ceiling
July 2025 - March 2026
Collars - Henry Hub	304,000	MMBtus/day		$4.25	$5.99
July 2025 - December 2025
Swaps - Henry Hub	580,000	MMBtus/day	$3.95
January 2026 - December 2026
Swaps - Henry Hub	737,000	MMBtus/day	$4.13
January 2027 - December 2027
Swaps - Henry Hub	647,000	MMBtus/day	$3.94

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Crude oil derivatives
			Weighted Average Hedge Price ($/Bbl)
Period and Type of Contract	Average Volumes Hedged		Roll Swaps	Fixed Swaps	Floor	Ceiling
July 2025 - December 2025
Fixed Swaps - WTI	59,000	Bbls/day		$70.63
Collars - WTI	55,000	Bbls/day			$60.00	$68.27
Roll Swaps - NYMEX	53,000	Bbls/day	$0.95
January 2026 - December 2026
Fixed Swaps - WTI	55,000	Bbls/day		$62.17
Collars - WTI	33,000	Bbls/day			$60.00	$69.38
January 2027 - December 2027
Fixed Swaps - WTI	19,000	Bbls/day		$64.52

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

	Three months ended June 30,		Six months ended June 30,
In thousands	2025	2024	2025	2024
Cash received (paid) on derivatives:
Crude oil fixed price swaps	$36,878	$(19,677)	$46,130	$(14,848)
Crude oil collars	(28)	—	(28)	—
Crude oil NYMEX roll swaps	1,722	(440)	2,391	2,033
Natural gas WAHA swaps	—	17,898	—	26,922
Natural gas fixed price swaps	27,208	89,677	34,139	152,478
Natural gas collars	22,453	—	22,453	16,069
Cash received on derivatives, net	88,233	87,458	105,085	182,654
Non-cash gain (loss) on derivatives:
Crude oil fixed price swaps	116,525	33,569	106,975	(167,480)
Crude oil collars	89,347	—	41,782	—
Crude oil NYMEX roll swaps	(4,258)	1,578	(391)	(8,676)
Natural gas WAHA swaps	—	(12,846)	—	(13,175)
Natural gas fixed price swaps	123,931	(105,030)	(163,234)	(89,865)
Natural gas collars	37,476	—	45,035	(11,923)
Non-cash gain (loss) on derivatives, net	363,021	(82,729)	30,167	(291,119)
Gain (loss) on derivative instruments, net	$451,254	$4,729	$135,252	$(108,465)

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

In thousands	June 30, 2025	December 31, 2024
Commodity derivative assets:
Gross amounts of recognized assets	$250,892	$168,023
Gross amounts offset on balance sheet	(21,602)	(10,370)
Net amounts of assets on balance sheet	229,290	157,653
Commodity derivative liabilities:
Gross amounts of recognized liabilities	(63,215)	(10,513)
Gross amounts offset on balance sheet	21,602	10,370
Net amounts of liabilities on balance sheet	$(41,613)	$(143)

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed consolidated balance sheets.

In thousands	June 30, 2025	December 31, 2024
Derivative assets	$185,443	$95,227
Derivative assets, noncurrent	43,847	62,426
Net amounts of assets on balance sheet	229,290	157,653
Derivative liabilities	(391)	—
Derivative liabilities, noncurrent	(41,222)	(143)
Net amounts of liabilities on balance sheet	(41,613)	(143)
Total derivative assets, net	$187,677	$157,510

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

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the valuation of derivative instruments by pricing levels that were accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

	Fair value measurements at June 30, 2025 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Crude oil fixed price swaps	$—	$119,507	$—	$119,507
Crude oil collars	—	41,782	—	41,782
Crude oil NYMEX roll swaps	—	(391)	—	(391)
Natural gas fixed price swaps	—	(18,256)	—	(18,256)
Natural gas collars	—	45,035	—	45,035
Total	$—	$187,677	$—	$187,677

	Fair value measurements at December 31, 2024 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets:
Crude oil fixed price swaps	$—	$12,533	$—	$12,533
Natural gas fixed price swaps	—	144,977	—	144,977
Total	$—	$157,510	$—	$157,510

Note 7. Debt

The Company's debt, net of unamortized discounts, premiums, and debt issuance costs totaling $30.9 million and $33.8 million at June 30, 2025 and December 31, 2024, respectively, consists of the following.

In thousands	June 30, 2025	December 31, 2024
Credit facility	$—	$20,000
Notes payable	—	15,159
2.268% Senior Notes due 2026	797,828	797,056
4.375% Senior Notes due 2028	996,312	995,635
5.75% Senior Notes due 2031	1,488,072	1,487,175
2.875% Senior Notes due 2032	794,129	793,740
4.9% Senior Notes due 2044	692,796	692,682
Total debt	$4,769,137	$4,801,447
Less: Current portion of long-term debt	—	2,587
Long-term debt, net of current portion	$4,769,137	$4,798,860

Credit Facility

The Company has a credit facility, maturing in October 2029, with aggregate lender commitments totaling $1.8 billion. The credit facility is unsecured and has no borrowing base requirement subject to redetermination.

The Company had no outstanding borrowings on its credit facility at June 30, 2025. The Company incurs commitment fees based on currently assigned credit ratings of 0.20% per annum on the daily average amount of unused borrowing availability. Credit facility borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company’s senior, unsecured, long-term indebtedness.

The credit facility contains certain restrictive covenants, including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of (a) net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by (b) the sum of net debt plus total shareholders' equity (i) plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014 and (ii) plus (to the extent resulting in a reduction of total shareholders’ equity) or minus (to the extent resulting in an increase of total shareholders’ equity), as applicable, the amount of the non-cash impact of the accounting

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

treatment for the Redemption Agreement described in Note 8. Commitments and Contingencies, which amount shall be further adjusted, (x) if the Redemption Agreement is amended without the lenders consent and has the effect of materially increasing the scope of the Company's obligations beyond the last form of the Redemption Agreement that was approved by the lenders and (y) to reflect the impact of any cash payments actually made under the agreement. The Company was in compliance with the credit facility covenants at June 30, 2025.

Senior Notes

The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at June 30, 2025.

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

The indentures governing the Company’s senior notes contain covenants that, among other things, limit the Company’s ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, or consolidate, merge or transfer certain assets. These covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at June 30, 2025.

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

Notes Payable

In May 2025, the Company fully repaid the outstanding $14.4 million principal balance of its term loans, which were secured by the Company's corporate office building and parking facility interests in Oklahoma City, Oklahoma. These loans were scheduled to mature in May 2030.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Commitments and Contingencies

Transportation, gathering, and processing commitments

The Company has entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. Certain of the commitments, which have varying terms extending as far as 2031, require the Company to pay per-unit transportation, gathering, or processing charges regardless of the amount of capacity used. Future commitments remaining as of June 30, 2025 under the arrangements amount to approximately $654 million, of which $155 million is expected to be incurred in the remainder of 2025, $218 million in 2026, $203 million in 2027, $70 million in 2028, $3 million in 2029, and $5 million thereafter. A portion of these future costs will be borne by other interest owners. The Company is not committed under the above contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future. These commitments do not qualify as leases under ASC Topic 842 and are not recognized on the Company's balance sheet.

Litigation pertaining to 2022 take-private transaction

In April 2023, three separate putative class action lawsuits were consolidated under the caption In re Continental Resources, Inc. Shareholder Litigation, Case No. CJ-2022-4162, in the District Court of Oklahoma County, Oklahoma (the “Consolidated Action”). In the Consolidated Action, the plaintiffs, on behalf of themselves and all other similarly situated former shareholders of the Company, allege that Mr. Hamm, certain trusts established for the benefit of Mr. Hamm and/or his family members, and the Company’s other directors breached their fiduciary duties in connection with the 2022 take-private transaction and seek: (i) monetary damages; (ii) the costs and expenses associated with the lawsuits; and (iii) other equitable relief. This matter is currently set for trial in May 2026. The defendants continue to vigorously defend themselves against these claims.

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

Stock Redemption Agreement

In 2024, Continental entered into a Redemption Agreement with Mr. Hamm and certain members of his family whereby, following Mr. Hamm’s passing, his estate may, but is not obligated to, elect from time-to-time to require Continental to redeem sufficient shares to enable the estate to fund the payment of estate taxes and interest as they become due. Mr. Hamm’s potential estate tax liability is expected to be primarily based on the fair market value his estate assigns to his Continental stock at the time of passing. The agreement contemplates that the estate will defer and pay the estate taxes and related interest in installments over a period of up to 14 years as permitted by the Internal Revenue Code. Assuming the estate elects to exercise its redemption rights, Continental’s potential obligations are expected to occur over the same 14 year period in conjunction with the estate’s installment payments.

In the second quarter of 2024 the Company initially recognized a $388 million liability on its balance sheet with a corresponding charge to "Other income (expense)—Other” on the statements of income for the three and six month periods ended June 30, 2024 to reflect the intrinsic value of the redemption optionality features contained in the arrangement pursuant to ASC Topic 820, Fair Value Measurement. That financial statement impact was later reversed in the fourth quarter of 2024 upon derecognition of the liability to reflect a December 2024 amendment of the terms of the agreement, and no additional financial statement impacts have been recognized in 2025. The future value of Continental, the future tax laws and resulting estate tax liability, the timing of any redemptions, and the potential number and value of shares Continental may be required to redeem under the agreement are unknown and subject to numerous uncertainties and cannot be reasonably quantified. There have been no share repurchases or settlements under the agreement since its inception.

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

At June 30, 2025, the Company had recorded a current liability of $53.6 million and a non-current liability of $10.8 million in the captions “Current portion of incentive compensation liability” and “Incentive compensation liability, noncurrent,” respectively, in the consolidated balance sheets associated with the awards. Such amounts reflect the Company’s estimate of expected future cash payments multiplied by the percentage of requisite service periods that employees have completed as of June 30, 2025. The compensation expense associated with such awards totaled $13.4 million and $20.8 million for the three months ended June 30, 2025 and 2024, respectively, and $36.8 million and $53.3 million for the six months ended June 30, 2025 and 2024, respectively, which is included in the caption “General and administrative expenses” in the consolidated statements of income. As of June 30, 2025, there was approximately $84.8 million of unrecognized liabilities and compensation expense related to unvested awards, which are expected to be recognized over a weighted average period of 1.4 years.

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

Note 10. Subsequent Event

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law, which includes a broad range of tax reform provisions affecting businesses. The Company is in the process of evaluating the impact of the Act and will include changes resulting from the Act in its financial statements for the third quarter of 2025, the period of enactment. The Act is generally expected to have an overall favorable impact on the Company’s business primarily due to expected cash tax savings from the ability to accelerate certain income tax deductions. Because of the significant uncertainty inherent in numerous factors utilized in projecting financial statement income, taxable income, and potential tax payments, the Company cannot predict the impact of the Act’s future tax benefits with certainty.

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

Second Quarter 2025 Financial and Operating Metrics

Commodity prices have remained volatile due to various factors. Average NYMEX crude oil and natural gas market prices for the periods presented are shown in the table below.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Average NYMEX prices:
WTI Crude oil ($/Bbl)	$64.57	$81.81	$68.12	$79.69
Henry Hub natural gas ($/MMBtu)	$3.19	$2.06	$3.66	$2.10

The following table contains financial and operating metrics for the periods presented. Average sales prices exclude any effect of derivative transactions. Per-unit expenses have been calculated using sales volumes.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Average daily production:
Crude oil (Bbl per day)	238,910	231,646	237,673	234,777
Natural gas (Mcf per day) (1)	1,208,484	1,212,286	1,182,676	1,208,359
Crude oil equivalents (Boe per day)	440,324	433,693	434,785	436,170
Average sales prices:
Crude oil ($/Bbl)	$62.52	$80.22	$66.33	$78.08
Natural gas ($/Mcf) (1)	$2.37	$1.75	$3.10	$2.13
Production expenses ($/Boe)	$5.01	$4.60	$5.09	$4.67
Production and ad valorem taxes (% of net crude oil and natural gas sales)	7.7%	8.3%	7.6%	8.2%
Depreciation, depletion, amortization and accretion ($/Boe)	$15.74	$15.79	$15.84	$15.85
Total general and administrative expenses ($/Boe)	$1.40	$1.63	$1.57	$1.85

(1)
Natural gas production volumes, sales volumes, and sales prices presented throughout management's discussion and analysis reflect the combined value for natural gas and natural gas liquids.

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

Results of Operations

The following table presents selected financial and operating information for the periods presented.

	Three months ended June 30,
In thousands	2025	2024
Crude oil, natural gas, and natural gas liquids sales	$1,626,374	$1,901,788
Gain on derivative instruments, net	451,254	4,729
Crude oil and natural gas service operations	33,750	20,430
Total revenues	2,111,378	1,926,947
Operating costs and expenses	(1,133,550)	(1,185,359)
Other expenses, net	(46,778)	(457,660)
Income before income taxes	931,050	283,928
Provision for income taxes	(195,191)	(148,535)
Income before equity in net loss of affiliate	735,859	135,393
Equity in net loss of affiliate	(1,528)	(1,305)
Net income	734,331	134,088
Net income (loss) attributable to noncontrolling interests	7,132	(191)
Net income attributable to Continental Resources	$727,199	$134,279

Production volumes:
Crude oil (MBbl)	21,741	21,079
Natural gas (MMcf)	109,972	110,318
Crude oil equivalents (MBoe)	40,069	39,466
Sales volumes:
Crude oil (MBbl)	21,853	21,294
Natural gas (MMcf)	109,972	110,318
Crude oil equivalents (MBoe)	40,181	39,681

Production

The following table summarizes the changes in our average daily Boe production by major operating area for the second quarter period.

Boe production per day	2Q 2025	2Q 2024	% Change
Bakken	199,215	195,470	2%
Anadarko Basin	125,755	141,034	(11)%
Powder River Basin	26,280	23,894	10%
Permian Basin	84,184	67,910	24%
All other	4,890	5,385	(9)%
Total	440,324	433,693	2%

The following table summarizes the changes in our production by product for the second quarter period.

	Three months ended June 30,					Volume
	2025		2024		Volume	percent
	Volume	Percent	Volume	Percent	change	change
Crude oil (MBbl)	21,741	54%	21,079	53%	662	3%
Natural gas (MMcf)	109,972	46%	110,318	47%	(346)	–%
Total (MBoe)	40,069	100%	39,466	100%	603	2%

The 3% increase in crude oil production and slight decrease in natural gas production in the 2025 second quarter compared to the 2024 second quarter was primarily driven by an increase in allocation of capital to oil-weighted projects in our operating areas and variation in the timing of new well completions between years.

Revenues

Our revenues consist of sales of crude oil, natural gas, and natural gas liquids, gains and losses resulting from changes in the fair value of our derivative instruments, and revenues associated with crude oil and natural gas service operations.

Crude oil, natural gas, and natural gas liquids sales. Sales totaled $1.63 billion for the second quarter of 2025, a 14% decrease compared to sales of $1.90 billion for the second quarter of 2024 due to a decrease in crude oil sales prices, partially offset by an increase in natural gas sales prices and crude oil sales volumes.

Total sales volumes for the second quarter of 2025 increased 500 MBoe, or 1%, compared to the second quarter of 2024 due to the previously described increase in crude oil production volumes. For the second quarter of 2025, our crude oil sales volumes increased 3%, while our natural gas sales volumes remained consistent compared to the second quarter of 2024.

Our crude oil sales prices averaged $62.52 per barrel in the second quarter of 2025 compared to $80.22 per barrel for the second quarter of 2024. Our natural gas sales prices averaged $2.37 per Mcf for the second quarter of 2025 compared to $1.75 per Mcf for the second quarter of 2024.

Derivatives. Changes in settled and future commodity prices during the second quarter of 2025 had a net favorable impact on the fair value of our derivatives, which resulted in positive revenue adjustments totaling $451.3 million for the period, representing $88.2 million of cash gains and $363.0 million of unsettled non-cash gains, compared to positive revenue adjustments totaling $4.7 million in the second quarter of 2024.

Operating Costs and Expenses

Production Expenses. Production expenses increased $18.8 million, or 10%, to $201.4 million for the second quarter of 2025 compared to $182.7 million for the second quarter of 2024 due to an increase in the number of producing wells from drilling and completion activities and higher workover-related activities aimed at enhancing production from producing properties. Production expenses on a per-Boe basis averaged $5.01 per Boe for the second quarter of 2025 compared to $4.60 per Boe for the second quarter of 2024.

Production and Ad Valorem Taxes. Production and ad valorem taxes decreased $30.0 million, or 20%, to $119.4 million for the second quarter of 2025 compared to $149.4 million for the second quarter of 2024 primarily due to a decrease in crude oil revenues. Our production taxes as a percentage of net sales averaged 7.7% for the second quarter of 2025 compared to 8.3% for the second quarter of 2024, the decrease of which resulted from changes in sales mix of crude oil and natural gas in our operating areas between periods.

Transportation, gathering, processing, and compression. These charges decreased $15.6 million, or 17%, to $75.8 million for the second quarter of 2025 compared to $91.5 million for the second quarter of 2024 due to changes in marketing terms and arrangements utilized between periods and changes in our working interest share of cost burdens in certain operating areas.

Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $6.0 million, or 1%, to $632.6 million for the second quarter of 2025 compared to $626.6 million for the second quarter of 2024 due to the previously described 1% increase in total sales volumes. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Three months ended June 30,
$/Boe	2025	2024
Crude oil and natural gas	$15.01	$15.14
Other equipment	0.58	0.51
Asset retirement obligation accretion	0.15	0.14
Depreciation, depletion, amortization and accretion	$15.74	$15.79

General and Administrative Expenses. Total G&A expenses decreased $8.1 million, or 13%, to $56.5 million for the second quarter of 2025 compared to $64.6 million for the second quarter of 2024. Such expenses include charges for incentive compensation awards of $13.4 million and $20.8 million for the second quarters of 2025 and 2024, respectively. This decrease was driven by changes in the remeasurement of outstanding award liabilities resulting from variation in the value of the Company between periods, which led to volatility in the magnitude of expense recognized. G&A expenses other than incentive compensation awards totaled $43.1 million for the second quarter of 2025, consistent with $43.8 million recognized for the second quarter of 2024.

The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Three months ended June 30,
$/Boe	2025	2024
General and administrative expenses	$1.07	$1.11
Long-term incentive compensation awards	0.33	0.52
Total general and administrative expenses	$1.40	$1.63

Interest Expense. Interest expense decreased $17.6 million, or 24%, to $54.2 million for the second quarter of 2025 compared to $71.8 million for the second quarter of 2024 due to a decrease in our weighted average outstanding debt balance from $6.1 billion for the second quarter of 2024 to $4.8 billion for the second quarter of 2025.

Other income (expense)—Other. See Note 8. Commitments and Contingencies—Stock Redemption Agreement in Notes to Unaudited Condensed Consolidated Financial Statements.

Income Taxes. For the second quarters of 2025 and 2024 we provided for income taxes at a combined federal and state tax rate of 23.5% of our pre-tax income. We recorded income tax provisions of $195.2 million and $148.5 million for the second quarters of 2025 and 2024, respectively, which resulted in effective tax rates of 21.0% and 52.3%, respectively, after taking into account the application of statutory tax rates, permanent taxable differences primarily related to the stock redemption agreement that impacted our effective tax rate for the second quarter of 2024 by 28.7%, estimated tax credits, and other items.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Results of Operations

The following table presents selected financial and operating information for the periods presented.

	Six months ended June 30,
In thousands	2025	2024
Crude oil, natural gas, and natural gas liquids sales	$3,516,581	$3,811,631
Gain (loss) on derivative instruments, net	135,252	(108,465)
Crude oil and natural gas service operations	69,998	44,325
Total revenues	3,721,831	3,747,491
Operating costs and expenses	(2,274,486)	(2,386,699)
Other expenses, net	(98,304)	(534,317)
Income before income taxes	1,349,041	826,475
Provision for income taxes	(281,571)	(262,589)
Income before equity in net loss of affiliate	1,067,470	563,886
Equity in net loss of affiliate	(14,415)	(2,212)
Net income	1,053,055	561,674
Net income attributable to noncontrolling interests	9,850	273
Net income attributable to Continental Resources	$1,043,205	$561,401

Production volumes:
Crude oil (MBbl)	43,019	42,729
Natural gas (MMcf)	214,064	219,921
Crude oil equivalents (MBoe)	78,696	79,383
Sales volumes:
Crude oil (MBbl)	43,005	42,818
Natural gas (MMcf)	214,064	219,921
Crude oil equivalents (MBoe)	78,682	79,472

Production

The following table summarizes the changes in our average daily Boe production by major operating area for the year to date period.

Boe production per day	YTD 6/30/2025	YTD 6/30/2024	% Change
Bakken	191,589	198,468	(3)%
Anadarko Basin	126,811	141,390	(10)%
Powder River Basin	26,926	25,216	7%
Permian Basin	84,536	65,699	29%
All other	4,923	5,397	(9)%
Total	434,785	436,170	(1)%

The following table summarizes the changes in our production by product for the year to date period.

	Six months ended June 30,					Volume
	2025		2024		Volume	percent
	Volume	Percent	Volume	Percent	change	change
Crude oil (MBbl)	43,019	55%	42,729	54%	290	1%
Natural gas (MMcf)	214,064	45%	219,921	46%	(5,857)	(3)%
Total (MBoe)	78,696	100%	79,383	100%	(687)	(1)%

The 1% increase in crude oil production and 3% decrease in natural gas production for year to date 2025 compared to year to date 2024 was driven by an increase in allocation of capital to oil-weighted projects in our operating areas and variation in the timing of new well completions between years.

Revenues

Crude oil, natural gas, and natural gas liquids sales. Sales for year to date 2025 totaled $3.52 billion, an 8% decrease compared to $3.81 billion for the comparable 2024 period driven by decreases in crude oil sales prices and natural gas sales volumes, partially offset by an increase in natural gas sales prices as discussed below.

Total sales volumes for year to date 2025 decreased 790 MBoe, or 1%, compared to year to date 2024 primarily due to the previously described decrease in natural gas production volumes. For year to date 2025, our natural gas sales volumes decreased 3% while our crude oil sales volumes remained consistent compared to year to date 2024.

Our crude oil sales prices averaged $66.33 per barrel for year to date 2025 compared to $78.08 per barrel for year to date 2024. Our natural gas sales prices averaged $3.10 per Mcf for year to date 2025 compared to $2.13 per Mcf for year to date 2024.

Derivatives. Changes in settled and future commodity prices during the six months ended June 30, 2025 had a net favorable impact on the fair value of our derivatives, which resulted in positive revenue adjustments totaling $135.3 million for the period, representing $105.1 million of cash gains and $30.2 million of unsettled non-cash gains, compared to negative revenue adjustments totaling $108.5 million in the comparable 2024 period.

Operating Costs and Expenses

Production Expenses. Production expenses increased $29.5 million, or 8%, to $400.8 million for year to date 2025 compared to $371.4 million for year to date 2024 due to an increase in the number of producing wells from drilling and completion activities and higher workover-related activities aimed at enhancing production from producing properties. Production expenses on a per-Boe basis averaged $5.09 per Boe for year to date 2025 compared to $4.67 per Boe for year to date 2024.

Production and Ad Valorem Taxes. Production and ad valorem taxes decreased $41.7 million, or 14%, to $254.8 million for year to date 2025 compared to $296.5 million for year to date 2024 primarily due to a decrease in crude oil revenues. Our production taxes as a percentage of net sales averaged 7.6% for year to date 2025 compared to 8.2% for year to date 2024, the decrease of which resulted from changes in sales mix of crude oil and natural gas in our operating areas between periods.

Transportation, gathering, processing, and compression. These charges decreased $44.7 million, or 22%, to $154.7 million for year to date 2025 compared to $199.4 million for year to date 2024 due to changes in marketing terms and arrangements utilized between periods and changes in our working interest share of cost burdens in certain operating areas.

Depreciation, Depletion, Amortization and Accretion. Total DD&A decreased $13.2 million, or 1%, to $1.25 billion for year to date 2025 compared to $1.26 billion for year to date 2024 due to the previously described 1% decrease in total sales volumes. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Six months ended June 30,
$/Boe	2025	2024
Crude oil and natural gas	$15.10	$15.21
Other equipment	0.58	0.50
Asset retirement obligation accretion	0.16	0.14
Depreciation, depletion, amortization and accretion	$15.84	$15.85

General and Administrative Expenses. Total G&A expenses decreased $23.4 million, or 16%, to $123.5 million for year to date 2025 compared to $146.9 million for year to date 2024. Such expenses include charges for incentive compensation awards of $36.8 million and $53.3 million for the year to date periods of 2025 and 2024, respectively. This decrease was driven by changes in the remeasurement of outstanding award liabilities resulting from variation in the value of the Company between periods, which led to volatility in the magnitude of expense recognized. G&A expenses other than incentive compensation awards totaled $86.7 million for year to date 2025, a decrease of $6.9 million compared to $93.6 million for year to date 2024 primarily due to changes in the nature and timing of employee-related costs and benefits recognized between periods and higher overhead recoveries from joint interest owners associated with our drilling, completion, and production activities compared to the prior period.

The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Six months ended June 30,
$/Boe	2025	2024
General and administrative expenses	$1.10	$1.18
Long-term incentive compensation awards	0.47	0.67
Total general and administrative expenses	$1.57	$1.85

Interest Expense. Interest expense decreased $42.3 million, or 28%, to $109.4 million for year to date 2025 compared to $151.6 million for year to date 2024 due to a decrease in our weighted average outstanding debt balance from $6.3 billion for year to date 2024 to $4.8 billion for year to date 2025.

Other income (expense)—Other. See Note 8. Commitments and Contingencies—Stock Redemption Agreement in Notes to Unaudited Condensed Consolidated Financial Statements.

Income Taxes. For the six months ended June 30, 2025 and 2024 we provided for income taxes at a combined federal and state tax rate of 23.5% of our pre-tax income. We recorded income tax provisions of $281.6 million and $262.6 million for the year to date periods of 2025 and 2024, respectively, which resulted in effective tax rates of 20.9% and 31.8%, respectively, after taking into account the application of statutory tax rates, permanent taxable differences primarily related to the stock redemption agreement that impacted our effective tax rate for the year to date period of 2024 by 9.9%, estimated tax credits, and other items.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows generated from operating activities, financing provided by our credit facility, and the issuance of debt securities. Additionally, asset dispositions and joint development arrangements have provided a source of cash flow for use in reducing debt and enhancing liquidity.

At June 30, 2025, we had $1.8 billion of borrowing availability with no outstanding borrowings under our credit facility, along with $569.2 million of cash on hand. Our credit facility, which is unsecured and has no borrowing base subject to redetermination, does not mature until October 2029.

Based on our planned capital spending, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our credit facility and senior note indentures. Further, based on current market indications, we expect to meet our contractual cash commitments to third parties as of June 30, 2025, including those subsequently described under the heading Future Capital Requirements, recognizing we may be required to meet such commitments even if our business plan assumptions were to change. We monitor our capital spending closely based on actual and projected cash flows and have the ability to reduce spending or dispose of assets if needed to preserve liquidity and financial flexibility to fund our operations.

Cash Flows

Cash flows from operating activities

Net cash provided by operating activities decreased $80 million, or 3%, to $2.27 billion for year to date 2025 compared to $2.35 billion for year to date 2024. The decrease was primarily driven by our $295.1 million decrease in crude oil, natural gas and NGL revenues. In addition, our production expenses increased $29 million and our realized cash gains on matured commodity derivatives decreased $78 million compared to the prior year to date period. These decreases in operating cash flows were partially offset by a $50 million decrease in cash paid for interest, a $45 million decrease in transportation, gathering, processing, and compression expenses, a $42 million decrease in production and ad valorem taxes, a $60 million decrease in cash payments for incentive compensation, and a $41 million decrease in cash payments for income taxes, along with changes in working capital items from period to period.

Cash flows from investing activities

Net cash used in investing activities totaled $1.69 billion for year to date 2025 compared to $1.02 billion for year to date 2024. Our investing cash flows for year to date 2025 included $1.61 billion of exploration and development costs compared to $1.36 billion for year to date 2024, the increase of which reflects changes in the planned timing of our annual capital spending between periods. In addition, proceeds received from the sale of assets decreased by $441.2 million for year to date 2025 compared to the prior year to date period.

Cash flows from financing activities

Net cash used in financing activities for year to date 2025 totaled $50.1 million, primarily consisting of $35.2 million of net repayments on outstanding debt and $18.7 million of cash distributed to noncontrolling interests. Net cash used in financing activities for year to date 2024 totaled $1.25 billion due to $1.25 billion of net repayments on outstanding debt.

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

We were in compliance with our credit facility covenants at June 30, 2025 and expect to maintain compliance. At June 30, 2025, our consolidated net debt to total capitalization ratio was 0.23. We do not believe the credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing if needed to support our business.

Future Capital Requirements

Our material future cash requirements are summarized below. Based on current market indications, we expect to meet our contractual cash commitments to third parties as of June 30, 2025, recognizing we may be required to meet such commitments even if our business plan assumptions were to change.

Senior notes

Our debt includes outstanding senior note obligations totaling $4.8 billion at July 31, 2025, exclusive of interest payment obligations thereon. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. The earliest scheduled senior note maturity is our $800 million of 2026 Notes due in November 2026. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 7. Debt in Notes to Unaudited Condensed Consolidated Financial Statements.

We were in compliance with our senior note covenants at June 30, 2025 and expect to maintain compliance. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt do not trigger additional senior note covenants.

Credit facility borrowings

As of July 31, 2025, we had no outstanding borrowings on our credit facility. Our credit facility matures in October 2029.

Transportation, gathering, and processing commitments

We have entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities that require us to pay per-unit charges regardless of the amount of capacity used. Future commitments remaining as of June 30, 2025 under the arrangements amount to approximately $654 million. See Note 8. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Capital expenditures

Our capital expenditures budget for 2025 is approximately $2.8 billion. Costs of acquisitions and investments are not budgeted, with the exception of planned levels of spending for mineral acquisitions.

For the six months ended June 30, 2025, we invested $1.6 billion in our capital program, excluding $1.8 million of unbudgeted acquisitions and $5.2 million of mineral acquisitions attributable to Franco-Nevada.

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

Legislative and Regulatory Developments

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “Act”), which includes a broad range of tax reform provisions affecting businesses. Below is a summary of notable changes included in the Act that we expect will be impactful to our business.

Bonus depreciation – The Act permanently restores 100% immediate expensing for qualifying tangible property placed into service after January 19, 2025.

Research and development (R&D) costs – The Act repeals a current provision that requires domestic R&D costs to be capitalized and amortized over five years. Companies can now immediately expense R&D costs incurred in tax years beginning after December 31, 2024. In addition, companies are permitted to make an election to accelerate the deductions for unamortized R&D costs that were previously capitalized from 2022 to 2024 effective for tax years beginning after December 31, 2024.

Intangible drilling and development costs – The Act introduces a new adjustment for intangible drilling and development costs that will be included in the computation of adjusted financial statement income to determine liability for the corporate minimum tax effective for tax years beginning after December 31, 2025.

We are in the process of evaluating the impact of the Act. The Act is generally expected to have an overall favorable impact on our business primarily due to expected cash tax savings from the ability to accelerate income tax deductions as described above. Because of the significant uncertainty inherent in numerous factors utilized in projecting financial statement income, taxable income, and potential tax payments, we cannot predict the impact of the Act’s future tax benefits with certainty.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General. We are exposed to a variety of market risks including commodity price risk, credit risk, and interest rate risk. We seek to address these risks through a program of risk management which may include the use of derivative instruments.

Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of crude oil, natural gas, and natural gas liquids. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas and natural gas liquids production. Commodity prices have been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including differences between product prices at sales points and the applicable index prices. Based on our average daily production for the six months ended June 30, 2025, and excluding the effect of derivative instruments in place, our annual revenue would increase or decrease by approximately $868 million for each $10.00 per barrel change in crude oil prices at June 30, 2025 and $432 million for each $1.00 per Mcf change in natural gas prices at June 30, 2025.

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

The fair value of our derivative instruments at June 30, 2025 was a net asset of $187.7 million, which is comprised of a $26.8 million net asset associated with our natural gas derivatives and a $160.9 million net asset associated with our crude oil derivatives. The following table shows how a hypothetical +/- 10% change in the underlying forward prices used to calculate the fair value of our derivatives would impact the fair value estimates as of June 30, 2025.

		Hypothetical Fair Value
In thousands	Change in Forward Price	Asset (Liability)
Crude Oil	-10%	$482,602
Crude Oil	+10%	$(161,879)
Natural Gas	-10%	$280,280
Natural Gas	+10%	$(225,326)

Changes in the fair value of our derivatives from the above price sensitivities would produce a corresponding change in our total revenues.

Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($1.0 billion in receivables at June 30, 2025), and our joint interest and other receivables ($446.5 million at June 30, 2025).

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

Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $57.9 million at June 30, 2025, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on a co-owner's interest in the well, to net production proceeds against amounts owed in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

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

We had no variable rate borrowings outstanding on our credit facility at July 31, 2025.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of June 30, 2025 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CONTINENTAL RESOURCES, INC.

Date:	August 1, 2025	By:	/s/ John D. Hart
John D. Hart
Chief Financial Officer and Executive Vice President of Strategic Planning (Duly Authorized Officer and Principal Financial Officer)