Form 10-Q
period 2025-09-30
CONTINENTAL RESOURCES, INC
filed 2025-11-04
CIK 732834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of September 30, 2025, there are no publicly traded common shares of Continental Resources, Inc.

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

iii

PART I. Financial Information

ITEM 1. Financial Statements

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

In thousands, except par values and share data	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,102,907	$39,064
Accounts receivable, net	1,461,991	1,553,919
Derivative assets	248,272	95,227
Inventories	227,245	184,251
Prepaid expenses and other	159,855	32,648
Total current assets	3,200,270	1,905,109
Net property and equipment, based on successful efforts method of accounting	20,533,367	20,037,922
Investment in unconsolidated affiliates	259,426	258,359
Operating lease right-of-use assets	31,941	20,933
Derivative assets, noncurrent	39,120	62,426
Other noncurrent assets	18,574	20,832
Total assets	$24,082,698	$22,305,581
Liabilities and equity
Current liabilities:
Accounts payable trade	$826,849	$845,160
Revenues and royalties payable	731,113	682,461
Accrued liabilities and other	317,673	413,036
Current portion of incentive compensation liability	66,016	74,494
Current portion of income tax liabilities	1,808	21,659
Derivative liabilities	—	—
Current portion of operating lease liabilities	9,996	4,046
Current portion of long-term debt	—	2,587
Total current liabilities	1,953,455	2,043,443
Long-term debt, net of current portion	4,770,584	4,798,860
Other noncurrent liabilities:
Deferred income tax liabilities, net	2,987,357	2,704,069
Incentive compensation liability, noncurrent	15,568	36,468
Asset retirement obligations, noncurrent	459,954	432,495
Derivative liabilities, noncurrent	24,097	143
Operating lease liabilities, noncurrent	20,946	15,823
Other noncurrent liabilities	32,449	48,783
Total other noncurrent liabilities	3,540,371	3,237,781
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.01 par value: 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized (187,256 shares issued) of Class A voting common stock and 400,000,000 shares authorized (299,423,011 shares issued) of Class B non-voting common stock	2,996	2,996
Retained earnings	13,461,688	11,862,515
Total shareholders’ equity attributable to Continental Resources	13,464,684	11,865,511
Noncontrolling interests	353,604	359,986
Total equity	13,818,288	12,225,497
Total liabilities and equity	$24,082,698	$22,305,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
In thousands	2025	2024	2025	2024
Revenues:
Crude oil, natural gas, and natural gas liquids sales	$1,824,572	$1,711,932	$5,341,153	$5,523,563
Gain on derivative instruments, net	184,195	270,001	319,447	161,536
Crude oil and natural gas service operations	36,976	24,207	106,974	68,532
Total revenues	2,045,743	2,006,140	5,767,574	5,753,631

Operating costs and expenses:
Production expenses	221,620	193,838	622,444	565,212
Production and ad valorem taxes	134,233	131,753	389,004	428,252
Transportation, gathering, processing, and compression	87,958	89,206	242,676	288,603
Exploration expenses	4,791	3,900	11,420	10,990
Crude oil and natural gas service operations	30,047	20,318	78,816	69,673
Depreciation, depletion, amortization and accretion	697,474	613,940	1,943,602	1,873,282
Property impairments	12,826	12,532	45,674	34,718
General and administrative expenses	63,582	64,630	187,109	211,554
Net loss on sale of assets and other	1,174	3,439	7,446	37,971
Total operating costs and expenses	1,253,705	1,133,556	3,528,191	3,520,255
Income from operations	792,038	872,584	2,239,383	2,233,376
Other income (expense):
Interest expense	(54,190)	(63,677)	(163,573)	(215,313)
Loss on extinguishment of debt	—	—	(57)	(1,600)
Other	8,175	49,449	19,311	(331,632)
	(46,015)	(14,228)	(144,319)	(548,545)
Income before income taxes	746,023	858,356	2,095,064	1,684,831
Provision for income taxes	(188,400)	(138,470)	(469,971)	(401,059)
Income before equity in net loss of affiliate	557,623	719,886	1,625,093	1,283,772
Equity in net loss of affiliate	(32)	(769)	(14,447)	(2,981)
Net income	557,591	719,117	1,610,646	1,280,791
Net income attributable to noncontrolling interests	1,625	60	11,475	333
Net income attributable to Continental Resources	$555,966	$719,057	$1,599,171	$1,280,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

Three months ended September 30, 2025
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total	Noncontrolling interests	Total equity
Balance at June 30, 2025	299,610,267	$2,996	$12,905,722	$12,908,718	$355,128	$13,263,846
Net income	—	—	555,966	555,966	1,625	557,591
Contributions from noncontrolling interests	—	—	—	—	2,845	2,845
Distributions to noncontrolling interests	—	—	—	—	(5,994)	(5,994)
Balance at September 30, 2025	299,610,267	$2,996	$13,461,688	$13,464,684	$353,604	$13,818,288

Nine months ended September 30, 2025
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total	Noncontrolling interests	Total equity
Balance at December 31, 2024	299,610,267	$2,996	$11,862,515	$11,865,511	$359,986	$12,225,497
Net income	—	—	1,599,171	1,599,171	11,475	1,610,646
Change in dividends payable	—	—	2	2	—	2
Contributions from noncontrolling interests	—	—	—	—	7,600	7,600
Distributions to noncontrolling interests	—	—	—	—	(25,457)	(25,457)
Balance at September 30, 2025	299,610,267	$2,996	$13,461,688	$13,464,684	$353,604	$13,818,288

Three months ended September 30, 2024
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total	Noncontrolling interests	Total equity
Balance at June 30, 2024	299,610,267	$2,996	$10,412,107	$10,415,103	$363,885	$10,778,988
Net income	—	—	719,057	719,057	60	719,117
Change in dividends payable	—	—	20	20	—	20
Contributions from noncontrolling interests	—	—	—	—	2,149	2,149
Distributions to noncontrolling interests	—	—	—	—	(5,182)	(5,182)
Balance at September 30, 2024	299,610,267	$2,996	$11,131,184	$11,134,180	$360,912	$11,495,092

Nine months ended September 30, 2024
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total	Noncontrolling interests	Total equity
Balance at December 31, 2023	299,610,267	$2,996	$9,850,687	$9,853,683	$356,104	$10,209,787
Net income	—	—	1,280,458	1,280,458	333	1,280,791
Change in dividends payable	—	—	39	39	—	39
Contributions from noncontrolling interests	—	—	—	—	21,745	21,745
Distributions to noncontrolling interests	—	—	—	—	(17,270)	(17,270)
Balance at September 30, 2024	299,610,267	$2,996	$11,131,184	$11,134,180	$360,912	$11,495,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
In thousands	2025	2024
Cash flows from operating activities
Net income	$1,610,646	$1,280,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,941,272	1,867,675
Property impairments	45,674	34,718
Non-cash (gain) loss on derivatives	(105,785)	125,161
Provision (benefit) for deferred income taxes	283,288	(30,710)
Equity in net loss of affiliate	14,447	2,981
Net loss on sale of assets and other	5,666	36,401
Loss on extinguishment of debt	57	1,600
Other, net	11,753	379,049
Changes in assets and liabilities:
Accounts receivable	91,535	250,153
Inventories	(46,340)	(2,406)
Other current assets	(128,870)	(90,196)
Accounts payable trade	75,364	53,685
Revenues and royalties payable	47,924	(182,764)
Accrued liabilities and other	(99,206)	(13,501)
Incentive compensation liability	(29,377)	(75,118)
Current income taxes liability	(19,851)	(84,556)
Other noncurrent assets and liabilities	(18,500)	(18,855)
Net cash provided by operating activities	3,679,697	3,534,108
Cash flows from investing activities
Exploration and development	(2,451,624)	(2,142,748)
Purchase of producing crude oil and natural gas properties	(4,103)	(1,246)
Purchase of other property and equipment	(117,785)	(161,188)
Proceeds from sale of assets	25,503	467,048
Contributions to unconsolidated affiliates	(15,515)	(21,473)
Net cash used in investing activities	(2,563,524)	(1,859,607)
Cash flows from financing activities
Credit facility borrowings	440,000	3,016,000
Repayment of credit facility	(460,000)	(3,041,000)
Redemption of senior notes	—	(893,126)
Repayment of other debt	(15,220)	(751,863)
Debt issuance costs	(135)	—
Contributions from noncontrolling interests	8,566	21,560
Distributions to noncontrolling interests	(24,913)	(17,334)
Dividends paid on common stock	(628)	(2,342)
Net cash used in financing activities	(52,330)	(1,668,105)
Net change in cash and cash equivalents	1,063,843	6,396
Cash and cash equivalents at beginning of period	39,064	26,397
Cash and cash equivalents at end of period	$1,102,907	$32,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Business

Nature of Business

Continental Resources, Inc. (the “Company”) was formed in 1967 and is incorporated under the laws of the State of Oklahoma. The Company’s principal business is the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. Additionally, the Company pursues the acquisition and management of perpetually owned minerals located in certain of its key operating areas. For the nine months ended September 30, 2025, crude oil accounted for 55% of the Company’s total production and 83% of its crude oil, natural gas, and natural gas liquids revenues.

Voluntary Filer

The Company is privately owned by its founder, Harold G. Hamm, certain members of his family and their affiliated entities (the “Hamm Family”). As of September 30, 2025, the Hamm Family holds approximately 299.6 million shares of common stock of the Company. As a privately held company, certain of the corporate governance, disclosure, and other provisions applicable to a company with listed equity securities and reporting obligations under the Securities Exchange Act of 1934 do not apply to us. We continue to furnish Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K with the SEC as required by our senior note indentures.

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

The condensed consolidated financial statements as of September 30, 2025 and for the three and nine month periods ended September 30, 2025 and 2024 are unaudited. The condensed consolidated balance sheet as of December 31, 2024 was derived from

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

the audited balance sheet included in the 2024 Form 10-K. The Company evaluated its September 30, 2025 financial statements for subsequent events through November 4, 2025, the date the financial statements were available to be issued.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure and estimation of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. The most significant estimates and assumptions impacting reported results are estimates of the Company’s crude oil and natural gas reserves, which are used to compute depreciation, depletion, amortization and impairment of proved crude oil and natural gas properties. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement in accordance with U.S. GAAP have been included in these unaudited condensed consolidated financial statements. The results of operations for any interim period are not necessarily indicative of the results of operations that may be expected for any other interim period or for an entire year.

Note 3. Supplemental Cash Flow Information

The following table discloses supplemental cash flow information about cash paid for interest and income tax payments and refunds. Also disclosed is information about investing activities that affects recognized assets and liabilities but does not result in cash receipts or payments.

	Nine months ended September 30,
In thousands	2025	2024
Supplemental cash flow information:
Cash paid for interest	$168,935	$227,609
Cash paid for income taxes	315,605	614,401
Cash received for income tax refunds	302	3,266
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	13,092	15,785

As of September 30, 2025 and December 31, 2024, the Company had $270.2 million and $376.4 million, respectively, of accrued capital expenditures included in “Net property and equipment” with an offsetting amount in “Accounts payable trade” in the consolidated balance sheets.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Revenues

The following table presents the disaggregation of the Company's crude oil and natural gas revenues by operating area for the three and nine months ended September 30, 2025 and 2024. Sales of natural gas and NGLs are combined, as a substantial majority of the Company's natural gas sales contracts represent wellhead sales of unprocessed gas.

	Three months ended September 30, 2025			Three months ended September 30, 2024
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken	$822,304	$53,658	$875,962	$835,950	$51,336	$887,286
Anadarko Basin	210,291	151,578	361,869	213,883	112,981	326,864
Powder River Basin	102,644	12,609	115,253	92,570	8,429	100,999
Permian Basin	407,228	37,159	444,387	349,384	11,537	360,921
All other	27,096	5	27,101	35,838	24	35,862
Crude oil, natural gas, and natural gas liquids sales	$1,569,563	$255,009	$1,824,572	$1,527,625	$184,307	$1,711,932

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken	$2,272,097	$263,090	$2,535,187	$2,634,637	$192,682	$2,827,319
Anadarko Basin	622,056	512,736	1,134,792	729,908	386,280	1,116,188
Powder River Basin	313,059	40,906	353,965	315,112	30,864	345,976
Permian Basin	1,125,193	102,540	1,227,733	1,073,837	42,798	1,116,635
All other	89,443	33	89,476	117,371	74	117,445
Crude oil, natural gas, and natural gas liquids sales	$4,421,848	$919,305	$5,341,153	$4,870,865	$652,698	$5,523,563

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

At September 30, 2025 the Company had outstanding derivative contracts as set forth in the tables below.

Natural gas derivatives
			Weighted Average Hedge Price ($/MMBtu)
Period and Type of Contract	Average Volumes Hedged		Basis Swaps	Fixed Swaps	Floor	Ceiling
October 2025 - March 2026
Collars - Henry Hub	304,000	MMBtus/day			$4.25	$5.99
October 2025 - December 2025
Swaps - Henry Hub	580,000	MMBtus/day		$3.95
January 2026 - December 2026
Swaps - Henry Hub	737,000	MMBtus/day		$4.13
Basis Swaps - WAHA	112,500	MMBtus/day	$1.80
January 2027 - March 2027
Basis Swaps - WAHA	120,000	MMBtus/day	$0.90
January 2027 - December 2027
Swaps - Henry Hub	647,000	MMBtus/day		$3.94

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Crude oil derivatives
			Weighted Average Hedge Price ($/Bbl)
Period and Type of Contract	Average Volumes Hedged		Roll Swaps	Fixed Swaps	Floor	Ceiling
October 2025 - December 2025
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

	Three months ended September 30,		Nine months ended September 30,
In thousands	2025	2024	2025	2024
Cash received (paid) on derivatives:
Crude oil fixed price swaps	$30,613	$18,258	$76,743	$3,410
Crude oil collars	(6)	—	(34)	—
Crude oil NYMEX roll swaps	(2,042)	(1,957)	349	76
Natural gas WAHA fixed price swaps	—	13,262	—	40,184
Natural gas fixed price swaps	47,062	74,480	81,201	226,958
Natural gas collars	32,950	—	55,403	16,069
Cash received on derivatives, net	108,577	104,043	213,662	286,697
Non-cash gain (loss) on derivatives:
Crude oil fixed price swaps	(31,902)	113,723	75,073	(53,757)
Crude oil collars	(6,125)	—	35,657	—
Crude oil NYMEX roll swaps	2,588	1,851	2,197	(6,825)
Natural gas WAHA fixed price swaps	—	(8,348)	—	(21,523)
Natural gas WAHA basis swaps	6,056	—	6,056	—
Natural gas fixed price swaps	106,510	58,732	(56,724)	(31,133)
Natural gas collars	(1,509)	—	43,526	(11,923)
Non-cash gain (loss) on derivatives, net	75,618	165,958	105,785	(125,161)
Gain on derivative instruments, net	$184,195	$270,001	$319,447	$161,536

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

In thousands	September 30, 2025	December 31, 2024
Commodity derivative assets:
Gross amounts of recognized assets	$296,772	$168,023
Gross amounts offset on balance sheet	(9,380)	(10,370)
Net amounts of assets on balance sheet	287,392	157,653
Commodity derivative liabilities:
Gross amounts of recognized liabilities	(33,477)	(10,513)
Gross amounts offset on balance sheet	9,380	10,370
Net amounts of liabilities on balance sheet	$(24,097)	$(143)

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed consolidated balance sheets.

In thousands	September 30, 2025	December 31, 2024
Derivative assets	$248,272	$95,227
Derivative assets, noncurrent	39,120	62,426
Net amounts of assets on balance sheet	287,392	157,653
Derivative liabilities	—	—
Derivative liabilities, noncurrent	(24,097)	(143)
Net amounts of liabilities on balance sheet	(24,097)	(143)
Total derivative assets, net	$263,295	$157,510

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

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the valuation of derivative instruments by pricing levels that were accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

	Fair value measurements at September 30, 2025 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets:
Crude oil fixed price swaps	$—	$87,606	$—	$87,606
Crude oil collars	—	35,657	—	35,657
Crude oil NYMEX roll swaps	—	2,197	—	2,197
Natural gas WAHA basis swaps	—	6,056	—	6,056
Natural gas fixed price swaps	—	88,253	—	88,253
Natural gas collars	—	43,526	—	43,526
Total	$—	$263,295	$—	$263,295

	Fair value measurements at December 31, 2024 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets:
Crude oil fixed price swaps	$—	$12,533	$—	$12,533
Natural gas fixed price swaps	—	144,977	—	144,977
Total	$—	$157,510	$—	$157,510

Note 7. Debt

The Company's debt, net of unamortized discounts, premiums, and debt issuance costs totaling $29.4 million and $33.8 million at September 30, 2025 and December 31, 2024, respectively, consists of the following.

In thousands	September 30, 2025	December 31, 2024
Credit facility	$—	$20,000
Notes payable	—	15,159
2.268% Senior Notes due 2026	798,217	797,056
4.375% Senior Notes due 2028	996,657	995,635
5.75% Senior Notes due 2031	1,488,530	1,487,175
2.875% Senior Notes due 2032	794,326	793,740
4.9% Senior Notes due 2044	692,854	692,682
Total debt	$4,770,584	$4,801,447
Less: Current portion of long-term debt	—	2,587
Long-term debt, net of current portion	$4,770,584	$4,798,860

Credit Facility

The Company has a credit facility, maturing in October 2029, with aggregate lender commitments totaling $1.8 billion. The credit facility is unsecured and has no borrowing base requirement subject to redetermination.

The Company had no outstanding borrowings on its credit facility at September 30, 2025. The Company incurs commitment fees based on currently assigned credit ratings of 0.20% per annum on the daily average amount of unused borrowing availability. Credit facility borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company’s senior, unsecured, long-term indebtedness.

The credit facility contains certain restrictive covenants, including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of (a) net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by (b) the sum of net debt plus total shareholders' equity (i) plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred,

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

net of any tax effect, after June 30, 2014 and (ii) plus (to the extent resulting in a reduction of total shareholders’ equity) or minus (to the extent resulting in an increase of total shareholders’ equity), as applicable, the amount of the non-cash impact of the accounting treatment for the Redemption Agreement described in Note 8. Commitments and Contingencies, which amount shall be further adjusted, (x) if the Redemption Agreement is amended without the lenders consent and has the effect of materially increasing the scope of the Company's obligations beyond the last form of the Redemption Agreement that was approved by the lenders and (y) to reflect the impact of any cash payments actually made under the agreement. The Company was in compliance with the credit facility covenants at September 30, 2025.

Senior Notes

The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at September 30, 2025.

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

The indentures governing the Company’s senior notes contain covenants that, among other things, limit the Company’s ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, or consolidate, merge or transfer certain assets. These covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at September 30, 2025.

The senior notes are obligations of Continental Resources, Inc. Additionally, certain of the Company’s wholly-owned consolidated subsidiaries (Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, The Mineral Resources Company, LLC, SCS1 Holdings LLC, Continental Innovations LLC, Jagged Peak Energy LLC, and Parsley SoDe Water LLC) fully and unconditionally guarantee the senior notes on a joint and several basis as of September 30, 2025. The financial information of the guarantor group is not materially different from the consolidated financial statements of the Company. The Company’s other subsidiaries as of September 30, 2025, whose assets, equity, and results of operations attributable to the Company are not material, do not guarantee the senior notes.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Commitments and Contingencies

Transportation, gathering, and processing commitments

The Company has entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. Certain of the commitments, which have varying terms extending as far as 2031, require the Company to pay per-unit transportation, gathering, or processing charges regardless of the amount of capacity used. Future commitments remaining as of September 30, 2025 under the arrangements amount to approximately $579 million, of which $77 million is expected to be incurred in the remainder of 2025, $221 million in 2026, $203 million in 2027, $70 million in 2028, $3 million in 2029, and $5 million thereafter. A portion of these future costs will be borne by other interest owners. The Company is not committed under the above contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future. These commitments do not qualify as leases under ASC Topic 842 and are not recognized on the Company's balance sheet.

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

In the second quarter of 2024, the Company initially recognized a $388 million liability on its balance sheet with a corresponding charge to "Other income (expense)—Other” on the statements of income to reflect the fair value of the redemption optionality features contained in the arrangement pursuant to ASC Topic 820, Fair Value Measurement. In the third quarter of 2024, the fair value of the liability was remeasured which resulted in a $46 million decrease in the liability to $342 million and corresponding recognition of income in the caption "Other income (expense)—Other” for the 2024 third quarter period. The cumulative financial statement impact recognized in the second and third quarters of 2024 was later reversed in the fourth quarter of 2024 upon derecognition of the liability to reflect a December 2024 amendment of the terms of the agreement, and no additional financial statement impacts have been recognized in 2025. The future value of Continental, the future tax laws and resulting estate tax liability, the timing of any redemptions, and the potential number and value of shares Continental may be required to redeem under the agreement are unknown

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

and subject to numerous uncertainties and cannot be reasonably quantified. There have been no share repurchases or settlements under the agreement since its inception.

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

At September 30, 2025, the Company had recorded a current liability of $66.0 million and a non-current liability of $15.6 million in the captions “Current portion of incentive compensation liability” and “Incentive compensation liability, noncurrent,” respectively, in the consolidated balance sheets associated with the awards. Such amounts reflect the Company’s estimate of expected future cash payments multiplied by the percentage of requisite service periods that employees have completed as of September 30, 2025. The compensation expense associated with such awards totaled $18.1 million and $15.9 million for the three months ended September 30, 2025 and 2024, respectively, and $54.9 million and $69.2 million for the nine months ended September 30, 2025 and 2024, respectively, which is included in the caption “General and administrative expenses” in the consolidated statements of income. As of September 30, 2025, there was approximately $65.9 million of unrecognized liabilities and compensation expense related to unvested awards, which are expected to be recognized over a weighted average period of 1.3 years.

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

The following discussion and analysis includes forward-looking statements and should be read in conjunction with the risk factors, if any, described in Part II, Item 1A. Risk Factors included in this report and in our Form 10-K for the year ended December 31, 2024, along with Cautionary Statement for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 at the beginning of this report, for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

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

Third Quarter 2025 Financial and Operating Metrics

Commodity prices have remained volatile due to various factors. Average NYMEX crude oil and natural gas market prices for the periods presented are shown in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Average NYMEX prices:
WTI Crude oil ($/Bbl)	$65.78	$76.43	$67.31	$78.58
Henry Hub natural gas ($/MMBtu)	$3.03	$2.11	$3.45	$2.11

The following table contains financial and operating metrics for the periods presented. Average sales prices exclude any effect of derivative transactions. Per-unit expenses have been calculated using sales volumes.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Average daily production:
Crude oil (Bbl per day)	260,441	218,196	245,346	229,210
Natural gas (Mcf per day) (1)	1,318,435	1,147,213	1,228,426	1,187,829
Crude oil equivalents (Boe per day)	480,181	409,398	450,083	427,181
Average sales prices:
Crude oil ($/Bbl)	$65.11	$74.80	$65.89	$77.02
Natural gas ($/Mcf) (1)	$2.10	$1.75	$2.74	$2.01
Production expenses ($/Boe)	$5.00	$5.10	$5.06	$4.81
Production and ad valorem taxes (% of net crude oil and natural gas sales)	7.7%	8.1%	7.6%	8.2%
Depreciation, depletion, amortization and accretion ($/Boe)	$15.74	$16.15	$15.80	$15.94
Total general and administrative expenses ($/Boe)	$1.43	$1.70	$1.52	$1.80

(1)
Natural gas production volumes, sales volumes, and sales prices presented throughout management's discussion and analysis reflect the combined value for natural gas and natural gas liquids.

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

Results of Operations

The following table presents selected financial and operating information for the periods presented.

	Three months ended September 30,
In thousands	2025	2024
Crude oil, natural gas, and natural gas liquids sales	$1,824,572	$1,711,932
Gain on derivative instruments, net	184,195	270,001
Crude oil and natural gas service operations	36,976	24,207
Total revenues	2,045,743	2,006,140
Operating costs and expenses	(1,253,705)	(1,133,556)
Other expenses, net	(46,015)	(14,228)
Income before income taxes	746,023	858,356
Provision for income taxes	(188,400)	(138,470)
Income before equity in net loss of affiliate	557,623	719,886
Equity in net loss of affiliate	(32)	(769)
Net income	557,591	719,117
Net income attributable to noncontrolling interests	1,625	60
Net income attributable to Continental Resources	$555,966	$719,057

Production volumes:
Crude oil (MBbl)	23,960	20,074
Natural gas (MMcf)	121,296	105,544
Crude oil equivalents (MBoe)	44,177	37,665
Sales volumes:
Crude oil (MBbl)	24,107	20,424
Natural gas (MMcf)	121,296	105,544
Crude oil equivalents (MBoe)	44,324	38,014

Production

The following table summarizes the changes in our average daily Boe production by major operating area for the third quarter period.

Boe production per day	3Q 2025	3Q 2024	% Change
Bakken	209,741	191,784	9%
Anadarko Basin	132,210	121,578	9%
Powder River Basin	26,101	22,273	17%
Permian Basin	107,295	68,562	56%
All other	4,834	5,201	(7)%
Total	480,181	409,398	17%

The following table summarizes the changes in our production by product for the third quarter period.

	Three months ended September 30,					Volume
	2025		2024		Volume	percent
	Volume	Percent	Volume	Percent	change	change
Crude oil (MBbl)	23,960	54%	20,074	53%	3,886	19%
Natural gas (MMcf)	121,296	46%	105,544	47%	15,752	15%
Total (MBoe)	44,177	100%	37,665	100%	6,512	17%

The 19% increase in crude oil production and 15% increase in natural gas production in the 2025 third quarter compared to the 2024 third quarter was driven by variation in the timing of new well completions between years and improvements in well productivity.

Revenues

Our revenues consist of sales of crude oil, natural gas, and natural gas liquids, gains and losses resulting from changes in the fair value of our derivative instruments, and revenues associated with crude oil and natural gas service operations.

Crude oil, natural gas, and natural gas liquids sales. Sales totaled $1.82 billion for the third quarter of 2025, a 7% increase compared to sales of $1.71 billion for the third quarter of 2024 due to an increase in sales volumes as discussed below, coupled with an increase in natural gas sales prices, partially offset by a decrease in crude oil sales prices.

Total sales volumes for the third quarter of 2025 increased 6,310 MBoe, or 17%, compared to the third quarter of 2024 due to the previously described increases in crude oil and natural gas production volumes. For the third quarter of 2025, our crude oil sales volumes increased 18% and our natural gas sales volumes increased 15% compared to the third quarter of 2024.

Our crude oil sales prices averaged $65.11 per barrel in the third quarter of 2025 compared to $74.80 per barrel for the third quarter of 2024. Our natural gas sales prices averaged $2.10 per Mcf for the third quarter of 2025 compared to $1.75 per Mcf for the third quarter of 2024.

Derivatives. Changes in settled and future commodity prices during the third quarter of 2025 had a net favorable impact on the fair value of our derivatives, which resulted in positive revenue adjustments totaling $184.2 million for the period, representing $108.6 million of cash gains and $75.6 million of unsettled non-cash gains, compared to positive revenue adjustments totaling $270.0 million in the third quarter of 2024.

Operating Costs and Expenses

Production Expenses. Production expenses increased $27.8 million, or 14%, to $221.6 million for the third quarter of 2025 compared to $193.8 million for the third quarter of 2024 due to an increase in the number of producing wells from drilling and completion activities and higher workover-related activities aimed at enhancing production from producing properties. Production expenses on a per-Boe basis averaged $5.00 per Boe for the third quarter of 2025 compared to $5.10 per Boe for the third quarter of 2024.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased $2.5 million, or 2%, to $134.2 million for the third quarter of 2025 compared to $131.8 million for the third quarter of 2024 primarily due to an increase in crude oil and natural gas revenues. Our production taxes as a percentage of net sales averaged 7.7% for the third quarter of 2025 compared to 8.1% for the third quarter of 2024, the decrease of which resulted from changes in sales mix of crude oil and natural gas in our operating areas between periods.

Transportation, gathering, processing, and compression. These charges decreased $1.2 million, or 1%, to $88.0 million for the third quarter of 2025 compared to $89.2 million for the third quarter of 2024 due to changes in marketing terms and arrangements utilized between periods and changes in our working interest share of cost burdens in certain operating areas.

Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $83.5 million, or 14%, to $697.5 million for the third quarter of 2025 compared to $613.9 million for the third quarter of 2024 due to the previously described 17% increase in total sales volumes. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Three months ended September 30,
$/Boe	2025	2024
Crude oil and natural gas	$15.06	$15.48
Other equipment	0.53	0.53
Asset retirement obligation accretion	0.15	0.14
Depreciation, depletion, amortization and accretion	$15.74	$16.15

General and Administrative Expenses. Total G&A expenses decreased $1.0 million, or 2%, to $63.6 million for the third quarter of 2025 compared to $64.6 million for the third quarter of 2024. Such expenses include charges for incentive compensation awards of $18.1 million and $15.9 million for the third quarters of 2025 and 2024, respectively. This increase was driven by changes in the remeasurement of outstanding award liabilities resulting from variation in the value of the Company between periods, which led to changes in the magnitude of expense recognized. G&A expenses other than incentive compensation awards totaled $45.5 million for the third quarter of 2025, a decrease of $3.2 million compared to $48.7 million recognized for the third quarter of 2024 primarily due to higher overhead recoveries from joint interest owners associated with our drilling, completion, and production activities compared to the prior period.

The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Three months ended September 30,
$/Boe	2025	2024
General and administrative expenses	$1.02	$1.28
Long-term incentive compensation awards	0.41	0.42
Total general and administrative expenses	$1.43	$1.70

Interest Expense. Interest expense decreased $9.5 million, or 15%, to $54.2 million for the third quarter of 2025 compared to $63.7 million for the third quarter of 2024 due to a decrease in our weighted average outstanding debt balance from $5.3 billion for the third quarter of 2024 to $4.8 billion for the third quarter of 2025.

Other income (expense)—Other. See Note 8. Commitments and Contingencies—Stock Redemption Agreement in Notes to Unaudited Condensed Consolidated Financial Statements.

Income Taxes. For the third quarters of 2025 and 2024 we provided for income taxes at a combined federal and state tax rate of 23.5% of our pre-tax income. We recorded income tax provisions of $188.4 million and $138.5 million for the third quarters of 2025 and 2024, respectively, which resulted in effective tax rates of 25.3% and 16.1%, respectively, after taking into account the application of statutory tax rates, permanent taxable differences, estimated tax credits, and other items.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Results of Operations

The following table presents selected financial and operating information for the periods presented.

	Nine months ended September 30,
In thousands	2025	2024
Crude oil, natural gas, and natural gas liquids sales	$5,341,153	$5,523,563
Gain on derivative instruments, net	319,447	161,536
Crude oil and natural gas service operations	106,974	68,532
Total revenues	5,767,574	5,753,631
Operating costs and expenses	(3,528,191)	(3,520,255)
Other expenses, net	(144,319)	(548,545)
Income before income taxes	2,095,064	1,684,831
Provision for income taxes	(469,971)	(401,059)
Income before equity in net loss of affiliate	1,625,093	1,283,772
Equity in net loss of affiliate	(14,447)	(2,981)
Net income	1,610,646	1,280,791
Net income attributable to noncontrolling interests	11,475	333
Net income attributable to Continental Resources	$1,599,171	$1,280,458

Production volumes:
Crude oil (MBbl)	66,979	62,803
Natural gas (MMcf)	335,360	325,465
Crude oil equivalents (MBoe)	122,873	117,048
Sales volumes:
Crude oil (MBbl)	67,112	63,242
Natural gas (MMcf)	335,360	325,465
Crude oil equivalents (MBoe)	123,006	117,486

Production

The following table summarizes the changes in our average daily Boe production by major operating area for the year to date period.

Boe production per day	YTD 9/30/2025	YTD 9/30/2024	% Change
Bakken	197,706	196,224	1%
Anadarko Basin	128,630	134,737	(5)%
Powder River Basin	26,648	24,228	10%
Permian Basin	92,206	66,660	38%
All other	4,893	5,332	(8)%
Total	450,083	427,181	5%

The following table summarizes the changes in our production by product for the year to date period.

	Nine months ended September 30,					Volume
	2025		2024		Volume	percent
	Volume	Percent	Volume	Percent	change	change
Crude oil (MBbl)	66,979	55%	62,803	54%	4,176	7%
Natural gas (MMcf)	335,360	45%	325,465	46%	9,895	3%
Total (MBoe)	122,873	100%	117,048	100%	5,825	5%

The 7% increase in crude oil production and 3% increase in natural gas production for year to date 2025 compared to year to date 2024 was driven by variation in the timing of new well completions between years and improvements in well productivity.

Revenues

Crude oil, natural gas, and natural gas liquids sales. Sales for year to date 2025 totaled $5.34 billion, a 3% decrease compared to $5.52 billion for the comparable 2024 period driven by a decrease in crude oil sales prices, partially offset by increases in sales volumes and natural gas sales prices as discussed below.

Total sales volumes for year to date 2025 increased 5,520 MBoe, or 5%, compared to year to date 2024 primarily due to the previously described increases in crude oil and natural gas production volumes. For year to date 2025, our crude oil sales volumes increased 6% and our natural gas sales volumes increased 3% compared to year to date 2024.

Our crude oil sales prices averaged $65.89 per barrel for year to date 2025 compared to $77.02 per barrel for year to date 2024. Our natural gas sales prices averaged $2.74 per Mcf for year to date 2025 compared to $2.01 per Mcf for year to date 2024.

Derivatives. Changes in settled and future commodity prices during the nine months ended September 30, 2025 had a net favorable impact on the fair value of our derivatives, which resulted in positive revenue adjustments totaling $319.4 million for the period, representing $213.7 million of cash gains and $105.8 million of unsettled non-cash gains, compared to positive revenue adjustments totaling $161.5 million in the comparable 2024 period.

Operating Costs and Expenses

Production Expenses. Production expenses increased $57.2 million, or 10%, to $622.4 million for year to date 2025 compared to $565.2 million for year to date 2024 due to an increase in the number of producing wells from drilling and completion activities and higher workover-related activities aimed at enhancing production from producing properties. Production expenses on a per-Boe basis averaged $5.06 per Boe for year to date 2025 compared to $4.81 per Boe for year to date 2024.

Production and Ad Valorem Taxes. Production and ad valorem taxes decreased $39.2 million, or 9%, to $389.0 million for year to date 2025 compared to $428.3 million for year to date 2024 primarily due to a decrease in crude oil revenues. Our production taxes as a percentage of net sales averaged 7.6% for year to date 2025 compared to 8.2% for year to date 2024, the decrease of which resulted from changes in sales mix of crude oil and natural gas in our operating areas between periods.

Transportation, gathering, processing, and compression. These charges decreased $45.9 million, or 16%, to $242.7 million for year to date 2025 compared to $288.6 million for year to date 2024 due to changes in marketing terms and arrangements utilized between periods and changes in our working interest share of cost burdens in certain operating areas.

Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $70.3 million, or 4%, to $1.94 billion for year to date 2025 compared to $1.87 billion for year to date 2024 due to the previously described 5% increase in total sales volumes. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Nine months ended September 30,
$/Boe	2025	2024
Crude oil and natural gas	$15.09	$15.29
Other equipment	0.56	0.51
Asset retirement obligation accretion	0.15	0.14
Depreciation, depletion, amortization and accretion	$15.80	$15.94

General and Administrative Expenses. Total G&A expenses decreased $24.4 million, or 12%, to $187.1 million for year to date 2025 compared to $211.6 million for year to date 2024. Such expenses include charges for incentive compensation awards of $54.9 million and $69.2 million for the year to date periods of 2025 and 2024, respectively. This decrease was driven by changes in the remeasurement of outstanding award liabilities resulting from variation in the value of the Company between periods, which led to changes in the magnitude of expense recognized. G&A expenses other than incentive compensation awards totaled $132.2 million for year to date 2025, a decrease of $10.2 million compared to $142.4 million for year to date 2024 primarily due to higher overhead recoveries from joint interest owners associated with our drilling, completion, and production activities compared to the prior period.

The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Nine months ended September 30,
$/Boe	2025	2024
General and administrative expenses	$1.07	$1.21
Long-term incentive compensation awards	0.45	0.59
Total general and administrative expenses	$1.52	$1.80

Interest Expense. Interest expense decreased $51.7 million, or 24%, to $163.6 million for year to date 2025 compared to $215.3 million for year to date 2024 due to a decrease in our weighted average outstanding debt balance from $6.0 billion for year to date 2024 to $4.8 billion for year to date 2025.

Other income (expense)—Other. See Note 8. Commitments and Contingencies—Stock Redemption Agreement in Notes to Unaudited Condensed Consolidated Financial Statements.

Income Taxes. For the nine months ended September 30, 2025 and 2024 we provided for income taxes at a combined federal and state tax rate of 23.5% of our pre-tax income. We recorded income tax provisions of $470.0 million and $401.1 million for the year to date periods of 2025 and 2024, respectively, which resulted in effective tax rates of 22.4% and 23.8%, respectively, after taking into account the application of statutory tax rates, permanent taxable differences, estimated tax credits, and other items.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows generated from operating activities, financing provided by our credit facility, and the issuance of debt securities. Additionally, asset dispositions and joint development arrangements have provided a source of cash flow for use in reducing debt and enhancing liquidity.

At September 30, 2025, we had $1.8 billion of borrowing availability with no outstanding borrowings under our credit facility, along with $1.1 billion of cash on hand. Our credit facility, which is unsecured and has no borrowing base subject to redetermination, does not mature until October 2029. The Company has been able to build its cash reserves due to a combination of its focus on debt reduction and improving its overall operational efficiency. The Company anticipates using a substantial majority of its current cash reserves to repay its senior notes maturing in 2026 and to acquire additional operating assets.

Based on our planned capital spending, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our credit facility and senior note indentures. Further, based on current market indications, we expect to meet our contractual cash commitments to third parties as of September 30, 2025, including those subsequently described under the heading Future Capital Requirements, recognizing we may be required to meet such commitments even if our business plan assumptions were to change. We monitor our capital spending closely based on actual and projected cash flows and have the ability to reduce spending or dispose of assets if needed to preserve liquidity and financial flexibility to fund our operations.

Cash Flows

Cash flows from operating activities

Net cash provided by operating activities increased $146 million, or 4%, to $3.68 billion for year to date 2025 compared to $3.53 billion for year to date 2024. The increase was primarily driven by a $299 million decrease in cash payments for income taxes, a $59 million decrease in cash paid for interest, a $46 million decrease in transportation, gathering, processing, and compression expenses, a $39 million decrease in production and ad valorem taxes, and a $60 million decrease in cash payments for incentive compensation compared to the prior year to date period. These improvements in operating cash flows were partially offset by a $182 million decrease in crude oil, natural gas and NGL revenues, a $73 million decrease in realized cash gains on matured commodity derivatives, and a $57 million increase in production expenses, along with changes in working capital items from period to period.

Cash flows from investing activities

Net cash used in investing activities totaled $2.56 billion for year to date 2025 compared to $1.86 billion for year to date 2024. Our investing cash flows for year to date 2025 included $2.45 billion of exploration and development costs compared to $2.14 billion for year to date 2024, the increase of which reflects changes in the planned timing of our annual capital spending between periods. In addition, proceeds received from the sale of assets decreased by $441 million for year to date 2025 compared to the prior year to date period.

Cash flows from financing activities

Net cash used in financing activities for year to date 2025 totaled $52.3 million, primarily consisting of $35.2 million of net repayments on outstanding debt and $16.3 million of net distributions to noncontrolling interests. Net cash used in financing activities for year to date 2024 totaled $1.67 billion due to $1.67 billion of net repayments on outstanding debt.

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

Based on current market indications supported by cash flow protection provided by our hedge portfolio against commodity price declines, our budgeted capital spending plans over the next 12 months are expected to be funded from operating cash flows. Any deficiencies in operating cash flows relative to budgeted spending are expected to be funded by our cash balance and borrowings under our credit facility. If cash flows are materially impacted by declines in commodity prices or an increase in costs, we have the ability to reduce our capital expenditures or utilize the availability of our credit facility if needed to fund our operations.

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

We were in compliance with our credit facility covenants at September 30, 2025 and expect to maintain compliance. At September 30, 2025, our consolidated net debt to total capitalization ratio was 0.20. We do not believe the credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing if needed to support our business.

Future Capital Requirements

Our material future cash requirements are summarized below. Based on current market indications, we expect to meet our contractual cash commitments to third parties as of September 30, 2025, recognizing we may be required to meet such commitments even if our business plan assumptions were to change.

Senior notes

Our debt includes outstanding senior note obligations totaling $4.8 billion at October 31, 2025, exclusive of interest payment obligations thereon. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. The earliest scheduled senior note maturity is our $800 million of 2026 Notes due in November 2026. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 7. Debt in Notes to Unaudited Condensed Consolidated Financial Statements.

We were in compliance with our senior note covenants at September 30, 2025 and expect to maintain compliance. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt do not trigger additional senior note covenants.

Credit facility borrowings

As of October 31, 2025, we had no outstanding borrowings on our credit facility. Our credit facility matures in October 2029.

Transportation, gathering, and processing commitments

We have entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities that require us to pay per-unit charges regardless of the amount of capacity used. Future commitments remaining as of September 30, 2025 under the arrangements amount to approximately $579 million. See Note 8. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Capital expenditures

Our capital expenditures excluding acquisitions are forecasted to be approximately $3.0 billion to $3.1 billion for 2025. For the nine months ended September 30, 2025, we invested $2.5 billion in our capital program.

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

Inflation

Inflationary pressures experienced in recent years may persist or worsen over the next 12 months. Some of the underlying factors impacting inflation may include, but are not limited to, global supply chain disruptions, trade restrictions or other governmental actions related to tariffs or trade policies, shipping bottlenecks, labor market constraints, increased competition for goods and services, and side effects from monetary and fiscal policies. It is uncertain at this time to what extent recent changes in trade restrictions and tariffs will have on our business. Tariffs on foreign goods and services could result in reciprocal tariffs on U.S. goods and services, which could impact the demand for and price of crude oil, natural gas, and natural gas liquids and increase inflationary pressures on, or impact the availability of, certain supplies, equipment and materials that we use to conduct our business. If inflationary pressures persist or worsen, we may incur additional costs for equipment and materials and from service providers. Our budgeted expenditures include an estimate for the potential impact of cost inflation and increased costs resulting from tariffs and, despite inflationary pressures, we expect to continue generating significant amounts of free cash flow at current commodity price levels.

Legislative and Regulatory Developments

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “Act”), which includes a broad range of tax reform provisions affecting businesses. Below is a summary of notable changes included in the Act.

Bonus depreciation – The Act permanently restored 100% immediate expensing for qualifying tangible property placed into service after January 19, 2025.

Research and development (R&D) costs – The Act repealed a provision that required domestic R&D costs to be capitalized and amortized over five years. Companies can now immediately expense R&D costs incurred in tax years beginning after December 31, 2024. In addition, companies are permitted to make an election to accelerate the deductions for unamortized R&D costs that were previously capitalized from 2022 to 2024 effective for tax years beginning after December 31, 2024.

Intangible drilling and development costs – The Act introduced a new adjustment for intangible drilling and development costs that will be included in the computation of adjusted financial statement income to determine liability for the corporate minimum tax effective for tax years beginning after December 31, 2025.

In accordance with US GAAP, we recognized the tax effects from the Act in the third quarter of 2025, the reporting period that included the enactment date, which did not have a material impact on our condensed consolidated financial statements at September 30, 2025 or for the three and nine month periods then ended.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General. We are exposed to a variety of market risks including commodity price risk, credit risk, and interest rate risk. We seek to address these risks through a program of risk management which may include the use of derivative instruments.

Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of crude oil, natural gas, and natural gas liquids. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas and natural gas liquids production. Commodity prices have been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including differences between product prices at sales points and the applicable index prices. Based on our average daily production for the nine months ended September 30, 2025, and excluding the effect of derivative instruments in place, our annual revenue would increase or decrease by approximately $896 million for each $10.00 per barrel change in crude oil prices at September 30, 2025 and $448 million for each $1.00 per Mcf change in natural gas prices at September 30, 2025.

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

The fair value of our derivative instruments at September 30, 2025 was a net asset of $263.3 million, which is comprised of a $137.8 million net asset associated with our natural gas derivatives and a $125.5 million net asset associated with our crude oil derivatives. The following table shows how a hypothetical +/- 10% change in the underlying forward prices used to calculate the fair value of our derivatives would impact the fair value estimates as of September 30, 2025.

		Hypothetical Fair Value
In thousands	Change in Forward Price	Asset (Liability)
Crude Oil	-10%	$392,585
Crude Oil	+10%	$(137,138)
Natural Gas	-10%	$345,486
Natural Gas	+10%	$(68,619)

Changes in the fair value of our derivatives from the above price sensitivities would produce a corresponding change in our total revenues.

Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($1.0 billion in receivables at September 30, 2025), and our joint interest and other receivables ($419.6 million at September 30, 2025).

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

Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $42.3 million at September 30, 2025, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on a co-owner's interest in the well, to net production proceeds against amounts owed in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

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

We had no variable rate borrowings outstanding on our credit facility at October 31, 2025.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of September 30, 2025 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CONTINENTAL RESOURCES, INC.

Date:	November 4, 2025	By:	/s/ John D. Hart
John D. Hart
Chief Financial Officer and Executive Vice President of Strategic Planning (Duly Authorized Officer and Principal Financial Officer)