Form 10-K
period 2025-12-31
CONTINENTAL RESOURCES, INC
filed 2026-02-23
CIK 732834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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
•
the timing and amount of income tax payments and payments the Company may be obligated to make pursuant to the stock redemption agreement described in Note 13. Commitments and Contingencies—Stock Redemption Agreement;
•
current and potential litigation matters;
•
geopolitical events and conditions in, or affecting other, crude oil-producing or natural gas-producing nations, including foreign jurisdictions where the Company may explore resource development opportunities;
•
credit markets;
•
our liquidity and access to capital;
•
the impact of U.S. and foreign governmental policies, laws, regulations, tariffs in the U.S. and foreign jurisdictions, as well as regulatory and legal proceedings involving us and of scheduled or potential regulatory or legal changes in these areas;
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

Item 1. Business

Nature of business

We are an independent crude oil and natural gas company formed in 1967 engaged in the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. As of December 31, 2025, all of our operations were conducted onshore in the United States. In the first quarter of 2026, we expanded our operations internationally via the acquisition of assets within the Vaca Muerta shale play in Argentina's Neuquén Basin. At the time of this filing, our 2026 activities in Argentina have no production or revenues and represent an immaterial portion of our consolidated assets. Additionally, we pursue the acquisition and management of perpetually owned minerals located in certain of our key operating areas.

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

Our Business Strategies

Our business strategies continue to be focused on increasing enterprise value by finding and developing crude oil and natural gas reserves at low costs and attractive rates of return. For 2026, our primary business strategies will include:

•
Continuing to evaluate world-class domestic and international resource opportunities that align well with our technical strengths and history of innovation;
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

Crude Oil and Natural Gas Operations

Proved Reserves

Proved reserves are those quantities of crude oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates renewal is reasonably certain. In connection with the estimation of proved reserves, the term “reasonable certainty” implies a high degree of confidence the quantities of crude oil and/or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, our internal reserve engineers and Ryder Scott Company, L.P (“Ryder Scott”), our independent reserve engineers, employed technologies demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, performance-based methods, volumetric-based methods, geologic maps, seismic interpretation, well logs, well test data, and analogy and statistical analysis.

The table below sets forth estimated proved crude oil and natural gas reserves information by reserve category as of December 31, 2025. Proved reserves attributable to noncontrolling interests are not material relative to our consolidated reserves and are not separately presented herein. Our reserve estimates as of December 31, 2025 are based primarily on a reserve report prepared by Ryder Scott. In preparing its report, Ryder Scott evaluated properties representing approximately 97% of our total proved reserves as of December 31, 2025. Our internal technical staff evaluated the remaining properties. A copy of Ryder Scott’s summary report is included as an exhibit to this Annual Report on Form 10-K.

Our estimated proved reserves and related future net revenues at December 31, 2025 were determined using the 12-month unweighted arithmetic average of the first-day-of-the-month commodity prices for the period of January 2025 through December 2025, without giving effect to derivative transactions, and were held constant throughout the lives of the properties. These prices were $65.34 per Bbl for crude oil and $3.39 per MMBtu for natural gas ($61.92 per Bbl for crude oil and $2.75 per Mcf for natural gas adjusted for location and quality differentials).

The following table summarizes our estimated proved reserves by commodity and reserve classification as of December 31, 2025.

	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Proved developed producing	383,371	3,442,905	957,189
Proved developed non-producing	5,296	42,376	12,359
Proved undeveloped	342,365	2,414,070	744,710
Total proved reserves	731,032	5,899,351	1,714,258

The following table provides additional information regarding our estimated proved crude oil and natural gas reserves by region as of December 31, 2025.

	Proved Developed			Proved Undeveloped
	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Bakken	155,110	841,588	295,375	69,894	214,344	105,618
Anadarko Basin	69,511	1,984,039	400,184	44,116	1,197,530	243,704
Powder River Basin	43,453	151,723	68,740	37,031	70,781	48,828
Permian Basin	99,943	507,819	184,580	191,324	931,415	346,560
All other	20,650	112	20,669	—	—	—
Total	388,667	3,485,281	969,548	342,365	2,414,070	744,710

The following table provides information regarding changes in total estimated proved reserves for the periods presented.

	Year Ended December 31,
MBoe	2025	2024	2023
Proved reserves at beginning of year	1,824,810	1,847,089	1,863,764
Revisions of previous estimates	(364,218)	(276,784)	(369,264)
Extensions, discoveries and other additions	418,582	452,530	438,367
Production	(166,573)	(155,914)	(160,660)
Sales of minerals in place	(4,769)	(42,223)	(15,594)
Purchases of minerals in place	6,426	112	90,476
Proved reserves at end of year	1,714,258	1,824,810	1,847,089

Revisions of previous estimates. Revisions for 2025 are comprised of (i) downward price revisions of 6 MMBo and upward price revisions of 100 Bcf (totaling a net upward revision of 10 MMBoe) due to a decrease in average crude oil prices offset by an increase in average natural gas prices in 2025 compared to 2024, (ii) the removal of 81 MMBo and 339 Bcf (totaling 138 MMBoe) of PUD reserves no longer scheduled to be drilled within five years of initial booking due to continual refinement of our drilling and development programs and reallocation of capital to areas providing the best opportunities to improve efficiencies, recoveries, and rates of return, (iii) downward revisions of 95 MMBo and 563 Bcf (totaling 189 MMBoe) from the removal of PUD reserves due to changes in anticipated well densities, economics, performance, and other factors, and (iv) downward revisions of 13 MMBo and 204 Bcf (totaling 47 MMBoe) due to changes in ownership interests, operating costs, anticipated production, and other factors.

Extensions, discoveries and other additions. Extensions, discoveries and other additions for each of the three years reflected in the table above were due to successful drilling and completion activities and continual refinement of our drilling programs. For 2025, proved reserve additions totaled 419 MMBoe. See the subsequent section titled Summary of Crude Oil and Natural Gas Properties and Projects for a discussion of our 2025 drilling activities.

Sales and purchases of minerals in place. Sales and purchases in 2025, 2024, and 2023 were attributable to the transactions discussed in Part II. Item 8. Notes to Consolidated Financial Statements—Note 2. Property Acquisitions and Dispositions.

Proved Undeveloped Reserves

All of our PUD reserves at December 31, 2025 are located in our most active development areas. The following table provides information regarding changes in our PUD reserves for the year ended December 31, 2025. Our PUD reserves at December 31, 2025 include 64 MMBoe of reserves associated with wells where drilling has occurred but the wells have not been completed or are completed but not producing (“DUC wells”). Our DUC wells are classified as PUD reserves when relatively major expenditures are required to complete and produce from the wells.

	Crude Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Proved undeveloped reserves at December 31, 2024	430,512	2,607,079	865,025
Revisions of previous estimates	(166,385)	(922,486)	(320,133)
Extensions, discoveries and other additions	152,638	1,280,715	366,091
Sales of minerals in place	(977)	(6,629)	(2,082)
Conversion to proved developed reserves	(73,423)	(544,609)	(164,191)
Proved undeveloped reserves at December 31, 2025	342,365	2,414,070	744,710

Revisions of previous estimates. As previously discussed, in 2025 we removed 81 MMBo and 339 Bcf (totaling 138 MMBoe) of PUD reserves no longer scheduled to be drilled within five years of initial booking due to continual refinement of our drilling and development programs and reallocation of capital to areas providing the best opportunities to improve efficiencies, recoveries, and rates of return. Additionally, changes in anticipated well densities, economics, performance, and other factors resulted in downward PUD reserve revisions of 95 MMBo and 563 Bcf (totaling 189 MMBoe) in 2025. Finally, changes in ownership interests, operating costs, anticipated production, and other factors resulted in upward revisions of 11 MMBo and downward revisions of 22 Bcf (totaling a net upward revision of 7 MMBoe) in 2025.

Extensions, discoveries and other additions. Extensions, discoveries and other additions were due to successful drilling activities and continual refinement of our drilling and development programs.

Sales of minerals in place. We had no individually significant dispositions of PUD reserves in 2025.

Conversion to proved developed reserves. In 2025, we developed approximately 19% of our PUD reserves booked as of December 31, 2024 through the drilling and completion of 311 gross (164 net) development wells at an aggregate capital cost of approximately $1.2 billion incurred in 2025.

Development plans. We have acquired substantial leasehold positions in our key operating areas. Our drilling programs to date in our historical operating areas have focused on proving our undeveloped leasehold acreage through strategic drilling, thereby increasing the amount of leasehold acreage in the secondary term of the lease with no further drilling obligations (i.e., categorized as held by production) and resulting in a reduced amount of leasehold acreage in the primary term of the lease. While we may opportunistically drill strategic exploratory wells, a substantial portion of our future capital expenditures will be focused on developing our PUD locations, including our drilled but not completed locations. Our inventory of DUC wells classified as PUDs total 113 gross (56 net) operated and non-operated locations at December 31, 2025 and represent 9% of our PUD reserves at that date. The costs to drill our uncompleted wells were incurred prior to December 31, 2025 and only the remaining completion costs are included in future development plans.

Estimated future development costs relating to the development of PUD reserves at December 31, 2025 are projected to be approximately $1.9 billion in 2026, $1.5 billion in 2027, $1.7 billion in 2028, $1.5 billion in 2029, and $2.0 billion in 2030. These capital expenditure projections have been established based on an expectation of drilling and completion costs, available cash flows, borrowing capacity, and the commodity price environment in effect at the time of preparing our reserve estimates and may be adjusted as market conditions evolve. Development of our existing PUD reserves at December 31, 2025 is expected to occur within five years of the date of initial booking of the PUDs. PUD reserves not expected to be drilled within five years of initial booking because of changes in business strategy or for other reasons have been removed from our reserves at December 31, 2025. We had no PUD reserves at December 31, 2025 that remain undrilled beyond five years from the date of initial booking.

Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process

Ryder Scott, our independent reserves evaluation consulting firm, estimated, in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC, 97% of our total proved reserves as of December 31, 2025 included in this Form 10-K. The Ryder Scott technical personnel responsible for preparing the reserve estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Refer to Exhibit 99 included with this Form 10-K for further discussion of the qualifications of Ryder Scott personnel.

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

Developed and Undeveloped Acreage

The following table presents our total gross and net developed and undeveloped acres by region as of December 31, 2025:

	Developed acres		Undeveloped acres		Total
	Gross	Net	Gross	Net	Gross	Net
Bakken	1,108,293	713,602	169,113	100,595	1,277,406	814,197
Anadarko Basin	486,714	293,658	445,595	220,332	932,309	513,990
Powder River Basin	289,917	222,086	265,941	192,420	555,858	414,506
Permian Basin	149,426	133,379	187,717	130,184	337,143	263,563
All other	163,248	141,047	222,708	137,027	385,956	278,074
Total	2,197,598	1,503,772	1,291,074	780,558	3,488,672	2,284,330

The following table sets forth the number of gross and net undeveloped acres as of December 31, 2025 scheduled to expire over the next three years by region unless production is established within the spacing units covering the acreage prior to the expiration dates or the leases are renewed.

	2026		2027		2028
	Gross	Net	Gross	Net	Gross	Net
Bakken	12,250	7,321	4,397	1,842	50,226	34,560
Anadarko Basin	55,784	28,628	75,897	40,289	69,896	33,897
Powder River Basin	10,062	6,227	2,332	1,200	4,497	3,779
Permian Basin	28,367	19,752	27,988	11,984	56,030	43,300
All other	14,558	9,602	6,102	4,253	10,422	8,218
Total	121,021	71,530	116,716	59,568	191,071	123,754

Drilling Activity

During the three years ended December 31, 2025, we participated in the drilling and completion of exploratory and development wells as set forth in the table below.

	2025		2024		2023
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Crude oil	58	40.0	47	39.3	33	25.9
Natural gas	9	9	—	—	—	—
Dry holes	—	—	—	—	—	—
Total exploratory wells	67	49.0	47	39.3	33	25.9
Development wells:
Crude oil	281	164.0	417	194.5	548	259.0
Natural gas	12	6.0	2	0.1	27	7.6
Dry holes	—	—	—	—	—	—
Total development wells	293	170.0	419	194.6	575	266.6
Total wells	360	219.0	466	233.9	608	292.5

As of December 31, 2025, there were 212 gross (86 net) operated and non-operated wells that have been spud and are in the process of drilling, completing or waiting on completion.

Summary of Crude Oil and Natural Gas Properties and Projects

Following is a discussion of 2025 activities in our key operating areas.

Bakken Field

Our total Bakken production averaged 204,524 Boe per day for the fourth quarter of 2025, up 8% from the 2024 fourth quarter. For the year ended December 31, 2025, our average daily Bakken production increased 2% compared to 2024. In 2025, we participated in the drilling and completion of 189 gross (99 net) wells in the Bakken compared to 242 gross (96 net) wells in 2024.

Our Bakken properties represented 23% of our total proved reserves at December 31, 2025 and 43% of our average daily Boe production for the 2025 fourth quarter. Our total proved Bakken field reserves as of December 31, 2025 were 401 MMBoe, a decrease of 28% compared to December 31, 2024. Our inventory of proved undeveloped drilling locations in the Bakken totaled 321 gross (162 net) wells as of December 31, 2025.

Anadarko Basin

Our properties in the Anadarko Basin represented 38% of our total proved reserves as of December 31, 2025 and 27% of our average daily Boe production for the fourth quarter of 2025. Production in the Anadarko Basin averaged 129,965 Boe per day during the fourth quarter of 2025, up 3% compared to the 2024 fourth quarter. We participated in the drilling and completion of 62 gross (40 net) wells in the Anadarko Basin during 2025 compared to 95 gross (45 net) wells in 2024.

Our proved reserves in the Anadarko Basin as of December 31, 2025 totaled 644 MMBoe, a decrease of 12% compared to December 31, 2024. Our inventory of proved undeveloped drilling locations in the Anadarko Basin totaled 208 gross (141 net) wells as of December 31, 2025.

Powder River Basin

Our Powder River properties represented 7% of our total proved reserves as of December 31, 2025 and 5% of our average daily Boe production for the 2025 fourth quarter. Our production in the Powder River Basin averaged 25,420 Boe per day for the fourth quarter of 2025, a decrease of 7% compared to the 2024 fourth quarter. During 2025, we participated in the drilling and completion of 28 gross (11 net) wells in the play compared to 56 gross (25 net) wells in 2024.

Our proved reserves in the Powder River Basin totaled 118 MMBoe as of December 31, 2025, a decrease of 18% compared to December 31, 2024. Our inventory of proved undeveloped drilling locations in the play totaled 95 gross (70 net) wells as of December 31, 2025.

Permian Basin

Our Permian properties represented 31% of our total proved reserves at December 31, 2025 and 23% of our average daily Boe production for the 2025 fourth quarter. Our production in the Permian Basin averaged 110,487 Boe per day for the fourth quarter of 2025, an increase of 49% compared to the 2024 fourth quarter. During 2025, we participated in the drilling and completion of 80 gross (67 net) wells in the play compared to 73 gross (68 net) wells in 2024.

Our proved reserves in the Permian Basin totaled 531 MMBoe as of December 31, 2025, an increase of 46% compared to December 31, 2024. Our inventory of proved undeveloped drilling locations in the play totaled 444 gross (388 net) wells at year-end 2025.

Production and Price History

The following table sets forth information concerning our production results, average sales prices and production costs for the years ended December 31, 2025, 2024 and 2023 in total and for each field containing 15 percent or more of our total proved reserves as of December 31, 2025.

	Year ended December 31,
	2025	2024	2023
Net production volumes:
Crude oil (MBbls)
North Dakota Bakken	45,508	44,197	48,032
SCOOP	12,525	12,426	11,652
Permian Delaware	20,639	17,343	14,762
Total Company	90,162	84,139	84,710
Natural gas (MMcf)
North Dakota Bakken	153,676	153,389	146,026
SCOOP	179,306	169,031	179,165
Permian Delaware	70,845	38,414	27,980
Total Company	458,468	430,649	455,698
Crude oil equivalents (MBoe)
North Dakota Bakken	71,121	69,762	72,370
SCOOP	42,409	40,598	41,513
Permian Delaware	32,447	23,745	19,425
Total Company	166,573	155,914	160,660
Average sales prices:
Crude oil ($/Bbl)
North Dakota Bakken	$63.19	$75.01	$76.41
SCOOP	63.74	74.92	76.82
Permian Delaware	65.82	76.39	76.21
Total Company	63.88	75.18	76.89
Natural gas ($/Mcf)
North Dakota Bakken	$2.19	$1.80	$2.54
SCOOP	3.45	2.76	2.93
Permian Delaware	1.58	1.54	2.53
Total Company	2.63	2.16	2.60
Average costs per Boe:
Production expenses ($/Boe)
North Dakota Bakken	$5.98	$5.82	$5.23
SCOOP	1.81	1.79	1.50
Permian Delaware	5.20	5.41	5.72
Total Company	4.95	4.94	4.47
Production and ad valorem taxes ($/Boe)	$3.03	$3.57	$3.76
General and administrative expenses ($/Boe)	$1.68	$1.69	$1.74
DD&A expense ($/Boe)	$16.07	$15.93	$14.11

The following table sets forth information regarding our average daily production by region for the fourth quarter of 2025:

	Fourth Quarter 2025 Daily Production
	Crude Oil (Bbls per day)	Natural Gas (Mcf per day)	Total (Boe per day)
Bakken	128,961	453,376	204,524
Anadarko Basin	34,058	575,445	129,965
Powder River Basin	16,734	52,118	25,420
Permian Basin	67,628	257,152	110,487
All other	4,605	32	4,610
Total	251,986	1,338,123	475,006

Productive Wells

Gross wells represent the number of wells in which we own a working interest and net wells represent the total of our fractional working interests owned in gross wells. The following table presents the total gross and net productive wells by region and by crude oil or natural gas completion as of December 31, 2025. One or more completions in the same well bore are counted as one well.

	Crude Oil Wells		Natural Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Bakken	6,136	2,276	—	—	6,136	2,276
Anadarko Basin	1,031	476	748	256	1,779	732
Powder River Basin	749	509	12	9	761	518
Permian Basin	670	567	55	32	725	599
All other	265	252	19	1	284	253
Total	8,851	4,080	834	298	9,685	4,378

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

We sell most of our operated natural gas and natural gas liquids production to midstream customers at our lease locations based on market prices in the field where the sales occur, with the remaining production sold at centrally gathered locations or natural gas processing plants. These contracts include multi-year term agreements, many with acreage dedications. Under certain arrangements, we have the right to take a volume of processed residue gas and/or natural gas liquids (“NGLs”) in-kind at the tailgate of the midstream customer's processing plant in lieu of a monetary settlement for the sale of our operated natural gas production. When we do take volumes in kind, we pay third parties to transport the volumes taken in kind to downstream delivery points, where we then sell to customers at prices applicable to those downstream markets. Sales at the downstream markets are mostly under daily and monthly packaged volumes deals, shorter term seasonal packages, and long term multi-year contracts. We continue to develop relationships and have the potential to enter into additional contracts with end-use customers, including utilities, industrial users, and liquefied natural gas exporters, for sale of products we elect to take in-kind in lieu of monetary settlement for our leasehold sales. Our share of natural gas and NGL production from non-operated properties is generally marketed at the discretion of the operators.

Competition

We operate in a highly competitive environment for acquiring properties, marketing crude oil and natural gas, and securing trained personnel. Also, there is substantial competition for capital available for investment in the crude oil and natural gas industry. Our competitors vary within the regions in which we operate, and some of our competitors may possess and employ financial, technical and personnel resources greater than ours. Those companies may be able to pay more for crude oil and natural gas properties, minerals, and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions economically in a highly competitive environment. In addition, supply chain disruptions in recent years have led to shortages of certain materials and equipment and increased costs. As a result, the likelihood of experiencing competition and shortages of materials and services may be further increased. Finally, the impact of climate change activism, fuel conservation measures, governmental requirements for renewable energy resources, increasing demand for alternative forms of energy, and technological advances in energy generation devices may result in reduced demand for the crude oil and natural gas we produce.

Regulation of the Crude Oil and Natural Gas Industry

As of December 31, 2025, all of our operations were conducted onshore in the United States. In the first quarter of 2026, we expanded our operations internationally via the acquisition of assets in Argentina and will be subject to the regulatory environment in that country going forward. The crude oil and natural gas industry in both the United States and Argentina is subject to various types of regulation at the federal, state, and local levels. These laws, rules, regulations, policies, and interpretations affecting our industry have been and are pervasive, with the frequent imposition of new or increased requirements. Non-compliance can result in substantial penalties that may have a significant effect on our operations and may increase the cost of doing business and reduce our profitability. In addition, because public policy changes affecting the crude oil and natural gas industry are commonplace and because laws, rules, and regulations may be enacted, amended, repealed, or reinterpreted, we are unable to predict the future cost or impact of complying with such laws, rules and regulations. We do not expect future legislative or regulatory initiatives will affect us materially different than they will affect our similarly situated competitors.

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

Environmental, health, and safety regulation

We are subject to stringent, complex, and overlapping federal, state, and local laws, rules and regulations governing environmental compliance, and occupational safety and health, as well as the discharge of materials into, and the protection of, the environment and natural resources. Environmental, health, and safety laws, rules and regulations may relate to, among other things:

•
the discharge or other release of pollutants into surface water, groundwater and ambient air; including compliance with all applicable quality standards and effluent thresholds established by federal and provincial authorities;
•
assessing the environmental impact of seismic acquisition, drilling, and construction activities for any type of facilities, or their expansion or improvement;
•
the generation, handling, storage, transportation, treatment and final disposal of waste materials, including hazardous substances;
•
the emission of certain gases, including methane and other greenhouse gases, into the atmosphere;
•
the acquisition, maintenance and renewal of various permits, authorizations and concessions required to conduct exploration, water abstraction, drilling, production and abandonment operations;
•
the monitoring and maintenance of facilities and infrastructure, including the integrity and safety of hydrocarbon storage tanks among others;
•
the restriction of types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and transportation activities;
•
the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas including areas containing endangered species of plants and animals;
•
the requirement of remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits, plug abandoned wells, and restore affected land on which operations have ceased;
•
the imposition of substantial liabilities for pollution resulting from drilling and production operations including liability for collective environmental harm and joint liability among responsible parties;
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

Certain environmental laws also provide for certain citizen suits, which allow persons or organizations to act in place of the government in the United States, or in the defense of the environment that could be affected in Argentina, and bring claims against operators for alleged violations of environmental laws. This risk is particularly relevant in Argentina, where collective rights and broad standing in environmental matters are expressly recognized. We have incurred and will continue to incur operating and capital expenditures, some of which may be material, to comply with environmental, health, and safety laws, rules, and regulations.

In Argentina, this regulatory framework is governed by environmental public order laws that establish, among other principles, prevention, precaution, strict liability for collective environmental damage, the obligation to remediate, and potential criminal liability in the event of contamination of natural resources.

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

Our operations in the United States also are subject to conservation regulations, including the regulation of the size of drilling and spacing units or proration units; the number of wells that may be drilled in a unit; the rate of production allowable from crude oil and natural gas wells; and the unitization or pooling of oil and gas properties. Some states allow the forced pooling or unitization of tracts to facilitate exploration and development, while other states rely on voluntary pooling of lands and leases. Such rules often impact the ultimate timing of our exploration and development plans. In addition, federal and state conservation laws generally limit the venting or flaring of natural gas. These regulations limit the amounts of oil and gas we can produce from our wells and the number of wells or the locations at which we can drill.

In addition, our operations in Argentina are subject to federal and provincial regulations that govern, among other things: obtaining and maintaining state concessions, authorizations, or other operating rights, including the submission of and compliance with development plans for the granted areas; maintaining active registration in oil company registries, which requires meeting certain economic conditions and financial ratios; the potential conditioning of hydrocarbon exports on the satisfaction of domestic market needs; the imposition of export duties on hydrocarbons; preferential regimes for acquiring local goods and services; limits on the venting and flaring of natural gas; and the terms for compensating landowners for surface use.

Argentina has previously imposed limitations on producers’ ability to increase local prices to reflect higher domestic taxes, increased production costs, or fluctuations in international commodity prices and exchange rates. Thus, the possibility that such measures could be enacted in the future cannot be ruled out.

Certain of our leases in the United States are granted or approved by the federal government and administered by the Bureau of Land Management or Bureau of Indian Affairs of the Department of the Interior. Such leases require compliance with detailed federal regulations and orders that regulate, among other matters, drilling and operations on lands covered by these leases and calculation and disbursement of royalty payments to the federal government, tribes or tribal members. Moreover, the permitting process for oil and gas activities on federal and Indian lands can sometimes be subject to delay, including as a result of challenges to permits or other regulatory decisions brought by non-governmental organizations or other parties, which can hinder development activities or otherwise adversely impact operations. The U.S. federal government has, from time to time, evaluated and, in some cases, promulgated new rules and regulations regarding competitive lease bidding, venting and flaring, oil and gas measurement and royalty payment obligations for production from federal lands.

For additional information on the Company’s regulatory risks, see Part 1, Item 1A. Risk Factors—Legal and Regulatory Risks of this report.

Human Capital

Employees and Labor Relations

As of December 31, 2025, we employed 1,378 people, all of which were employed in the United States, with 789 employees being located at our corporate headquarters in Oklahoma City, Oklahoma and 589 employees located in our field offices located in Oklahoma, North Dakota, South Dakota, Montana, Wyoming, and Texas. None of our employees are subject to collective bargaining agreements. We believe our overall relations with our workforce are good.

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

Health and Wellness

We offer various benefit programs designed to promote the health and well-being of our employees and their families. These benefits include medical, dental, and vision insurance plans; disability and life insurance plans; paid time off and other personal leave; and healthcare flexible spending accounts, among other things. In addition to these programs, we have a number of other programs designed to further promote the health and wellness of our employees. For instance, employees at our corporate headquarters have access to our fitness center. Additionally, we have an employee assistance program that offers counseling and referral services for a broad range of personal and family situations. We also offer a wellness plan that includes annual biometric screenings, flu shots, and smoking cessation programs to encourage total body wellness.

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
•
executive, regulatory or legislative actions by Congress, the Presidential Office, states, or the governments of foreign countries in which we operate;
•
geopolitical events and conditions, including political uncertainty in the United States or Argentina, or foreign regime changes that impact government energy policies;
•
the level of global, national, and regional crude oil and natural gas exploration and production activities;
•
the level of global, national, and regional crude oil and natural gas inventories, which may be impacted by economic sanctions applied to certain producing nations;
•
the level and effect of speculative trading in commodity futures markets;
•
the relative strength of the United States dollar compared to foreign currencies and foreign currency exchange rates relative to the United States dollar;
•
the price and quantity of imports of foreign crude oil;
•
the price and quantity of exports of crude oil or liquefied natural gas from the United States;
•
military and political conditions in, or affecting other, crude oil-producing and natural gas-producing nations, including the continuation of, or any increase in the severity of, conflicts in Ukraine, the Middle East and the potential for conflict in South America;
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

OPEC is an intergovernmental organization that seeks to manage the price and supply of crude oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations such as Russia, may have a significant impact on global oil supply and pricing. There can be no assurance that OPEC members and other oil exporting nations will comply with agreed-upon production targets, agree to further production targets in the future, or utilize other actions to support and stabilize oil prices, nor can there be any assurance they will not increase production or deploy other actions aimed at reducing oil prices. Uncertainty regarding future actions to be taken by OPEC members, including the potential impact of military action or civil unrest in Venezuela, or other oil exporting countries could lead to increased volatility in the price of oil, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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
•
title issues or issues with concessions granted by governments in foreign countries where we have operations;
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

The process of estimating crude oil and natural gas reserves is complex and inherently imprecise. It requires interpretation of available technical data and many assumptions, including assumptions relating to current and future economic conditions, production rates, drilling and operating expenses, and commodity prices. Any significant inaccuracy in these interpretations or assumptions could materially affect our estimated quantities and value of our reserves. See Part I, Item 1. Business—Crude Oil and Natural Gas Operations—Proved Reserves for information about our estimated crude oil and natural gas reserves as of December 31, 2025.

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

In addition, the development of our proved undeveloped reserves may take longer than anticipated and may not be ultimately developed or produced. At December 31, 2025, approximately 43% of our total estimated proved reserves (by volume) were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. Our reserve estimates assume we can and will make these expenditures and conduct these operations successfully. These assumptions may not prove to be accurate. Our reserve report at December 31, 2025 includes estimates of total future development costs over the next five years associated with our proved undeveloped reserves of approximately $8.6 billion. We cannot be certain the estimated costs of the development of these reserves are accurate, development will occur as scheduled, or the results of such development will be as estimated. If we choose not to spend the capital to develop these reserves, or if we are not otherwise able to successfully develop these reserves as a result of our inability to fund necessary capital expenditures or otherwise, we may be required to remove the associated volumes from our reported proved reserves. Proved undeveloped reserves generally must be drilled within five years from the date of initial booking under SEC reserve rules. Changes in the timing of development plans that impact our ability to develop such reserves in the required time frame have resulted, and may in the future result, in fluctuations in reserves between periods as reserves booked in one period may need to be removed in a subsequent period.

Additionally, unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage will expire. If we are not able to renew leases before they expire, any proved undeveloped reserves associated with such leases will be removed from our proved reserves. The combined net acreage expiring in the next three years represents 33% of our total net undeveloped acreage at December 31, 2025.

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

The disruption of transportation, processing, refining, or export facilities due to contractual disputes or litigation, labor disputes, maintenance, civil disturbances, international trade disputes, public protests, terrorist attacks, cybersecurity attacks, adverse climatic events, natural disasters, seismic events, health epidemics and concerns, changes in tax and energy policies or tariffs, federal, state and international regulatory developments, including such developments in foreign countries where we have operations, geopolitical conflicts, changes in supply and demand, equipment failures or accidents, including pipeline and gathering system ruptures or train derailments, and general economic conditions could negatively impact our ability to achieve the most favorable prices for our crude oil and natural gas production. We have no control over when or if access to such facilities would be restored or the impact on prices in the areas we operate. A significant shut-in of production in connection with any of the aforementioned items could materially affect our cash flows, and if a substantial portion of the impacted production fulfills transportation or processing commitments or is hedged at lower than market prices, those commitments or financial hedges would have to be paid from borrowings in the absence of sufficient operating cash flows.

Our operated crude oil and natural gas production is ultimately transported to downstream market centers primarily using transportation facilities and equipment owned and operated by third parties. From time to time we may sell our operated crude oil production at market centers to third parties who then subsequently export and sell the crude oil in international markets. We do not currently own or operate infrastructure used to facilitate the transportation and exportation of crude oil; however, third party compliance with regulations that impact the transportation or exportation of our production may increase our costs of doing business and inhibit a third party's ability to transport and sell our production, whether domestically or internationally, the consequences of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our exploration, development and exploitation projects require substantial capital expenditures. We may be unable to obtain needed capital or financing on acceptable terms, which could lead to a decline in our crude oil and natural gas reserves, production and revenues.

The crude oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the exploration, development, exploitation, production and acquisition of crude oil and natural gas reserves. We monitor and adjust our capital spending plans upward or downward depending on market conditions. Our 2026 capital budget, based on our current expectations of commodity prices, foreign currency exchange rates, and costs, is expected to be funded from operating cash flows. However, the sufficiency of our cash flows from operations is subject to a number of variables, including but not limited to:

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

We have a revolving credit facility with lender commitments totaling $1.80 billion that matures in October 2029, which date may be extended for up to two additional one-year periods subject to lender consent. In the future, we may not be able to access adequate funding under our revolving credit facility if our lenders are unwilling or unable to meet their funding obligations or increase their commitments under the credit facility. Our lenders could decline to increase their commitments based on our financial condition, the financial condition of our industry or the economy as a whole or for other reasons beyond our control. Due to these and other factors, we cannot be certain that funding, if needed, will be available to the extent required or on terms we find acceptable. If operating cash flows are insufficient and we are unable to access funding or execute debt capital transactions when needed on acceptable terms, we may not be able to fully implement our business plans, fund our capital program and commitments, complete new property acquisitions to replace reserves, take advantage of business opportunities, respond to competitive pressures, or refinance debt obligations as they come due. Should any of the above risks occur, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The unavailability or high cost of drilling rigs, well completion crews, water, equipment, supplies, personnel and field services could adversely affect our ability to execute our exploration and development plans within budget and on a timely basis.

In the regions in which we operate, there may be shortages of drilling rigs, well completion crews, equipment, personnel, field services, and supplies, including key components used in fracture stimulation processes such as water and proppants, as well as high costs associated with these critical components of our operations. With current technology, water is an essential component of drilling and hydraulic fracturing processes. The availability of water sources and disposal facilities is becoming increasingly competitive, constrained, subject to social and regulatory scrutiny, and impacted by third-party supply chains over which we may have limited control. Limitations or restrictions on our ability to secure, transport, and use sufficient amounts of water, including limitations resulting from natural causes such as drought, could adversely impact our operations. In some cases, water may need to be obtained from new sources and transported to drilling or completion sites, resulting in increased costs.

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

Some of the properties in which we have an ownership interest are operated by other companies and involve third-party working interest owners. As of December 31, 2025, non-operated properties represented 10% of our estimated proved developed reserves, 4% of our estimated proved undeveloped reserves, and 7% of our estimated total proved reserves. We have limited ability to influence or control the operations or future development of non-operated properties, including the marketing of oil and gas production, compliance with environmental, occupational safety and health and other regulations, or the amount of expenditures required to fund the development and operation of such properties. Moreover, we are dependent on other working interest owners on these projects to fund their contractual share of capital and operating expenditures. These limitations and our dependence on the operators and other working interest owners for these projects could cause us to incur unexpected future costs and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
•
the quality of the title or the concession granted with respect to acquired properties;
•
the ability to access future drilling locations;
•
availability and cost of gathering, processing, and transportation facilities;
•
availability and cost of drilling and completion equipment and of skilled personnel;
•
future development and operating costs and potential environmental and other liabilities;
•
regulatory, permitting and similar matters; and
•
with respect to foreign operations, the long-term stability of the government, legal and regulatory regimes within a given country.

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
•
operating a larger organization in new geographic areas;
•
the challenge and cost of integrating acquired assets and operations, including additional regulatory programs, with our preexisting assets and operations while carrying on our ongoing business; and
•
the failure to realize the full benefit that we expect in estimated proved reserves, production volume, cost savings from operating synergies or other benefits anticipated from an acquisition, or to realize these benefits within the expected time frame.

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

Volatility in the financial markets or in global economic conditions, including consequences resulting from domestic political uncertainty in the United States or countries where we operate, geopolitical events, international trade disputes and domestic and foreign tariffs, and health epidemics could adversely impact our business.

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

Trade restrictions or other governmental actions related to domestic and foreign tariffs or trade policies have impacted in the past, and have the potential to further impact, our business and industry by increasing the cost of materials used in various aspects of upstream, midstream, and downstream oil and gas activities. Furthermore, tariffs and any quantitative import restrictions, particularly those impacting the cost and availability of steel and aluminum, and certain manufactured production equipment, may cause disruption in the energy industry's supply chain, resulting in the delay or cessation of drilling and completion efforts or the postponement or cancellation of new pipeline transportation projects, as well as endangering U.S. liquefied natural gas export projects resulting in negative impacts on natural gas production. Additionally, trade and/or tariff disputes have impacted in the past, and have the potential to further impact, domestic and global economies overall, which could result in reduced demand for crude oil and natural gas. Any of the above consequences could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A cybersecurity incident or events impacting our operational systems or other digital technology could result in information theft, data corruption, operational disruption, and/or financial loss.

Our business and industry has become increasingly dependent on digital technologies to conduct day-to-day operations including certain exploration, development and production activities. We rely heavily on digital technologies, including information and operational systems and related infrastructure as well as artificial intelligence (AI), cloud applications and services, to process and record financial and operating data; analyze seismic, drilling, completion and production information; manage production equipment; conduct reservoir modeling and reserves estimation; communicate with employees and business associates; perform compliance reporting and many other activities. The availability and integrity of these systems are essential for us to conduct our operations. Our business associates, including employees, vendors, service providers, financial institutions, and transporters, processors, and purchasers of our production are also heavily dependent on digital technology. The use of AI and machine-learning technologies by us and our business associates presents emerging risks that could adversely affect our business, financial condition, results of operations, and reputation. As with many technological innovations, there are significant risks and challenges involved in deploying AI and machine-learning technologies and there can be no assurance that the usage of such technologies will always enhance our operations or be beneficial to our business, including our efficiency or profitability. These technologies are rapidly evolving and may not perform as intended in our environments or under field conditions, and can produce outputs that are inaccurate, biased, incomplete, untimely, or otherwise unreliable.

As dependence on digital technologies has increased, cybersecurity and data privacy incidents, including deliberate attacks or unintentional events, have also evolved and increased in frequency. Cybersecurity attacks are becoming more sophisticated and advancements in AI may also heighten our exposure to cybersecurity-related threats as malicious actors may use generative AI to improve or expand cybersecurity attack techniques and capabilities. Our technologies, systems, networks, and those of our business associates have been and continue to be the target of cybersecurity attacks that include, but are not limited to, malicious software, surveillance, credential stuffing, spear phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by AI), ransomware attacks, attempts to gain unauthorized access to data, and other information security breaches, and which could lead to disruptions in critical systems, unauthorized release or theft of confidential or protected information, corruption of data, interruption of operating activities, challenges in maintaining our books and records, environmental damage, communication interruptions or other disruptions of our business operations. For example, there have been well-publicized cases in recent years involving cybersecurity attacks on software vendors utilized by the Company. In response to those incidents, we deployed our cybersecurity incidence response protocols and took steps to contain and remediate potential vulnerabilities. As of the date of this report, we are not aware of any material compromises to our operations as a result of the attacks; however, other similar attacks in the future could have a significant negative impact on our systems and operations.

A cybersecurity attack or other data privacy incident involving our information or operational systems and related infrastructure, and/or that of our business associates and customers, could disrupt our business and negatively impact our operations in a variety of ways, including but not limited to unauthorized access to, or theft of, confidential, sensitive or proprietary information, data corruption, interruption of operating activities, challenges in maintaining our books and records, environmental damage, communication interruptions or operational disruption that adversely affects our ability to carry on our business. Any such event could damage our reputation and lead to financial losses from remedial actions, loss of business, legal claims or proceedings, litigation costs, regulatory investigations and enforcement, penalties and fines, increased costs for compliance requirements or potential liability, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, certain cybersecurity incidents such as reconnaissance of our systems and those of our business associates, may remain undetected for an extended period, which could result in significant consequences. We do not maintain specialized insurance for possible liability resulting from cybersecurity attacks due to lack of coverage for what we consider sensitive and proprietary data.

While the Company maintains cybersecurity systems and controls, disclosure controls and procedures and incident response protocols, these systems, controls, procedures and protocols may not identify all risks and threats we face, or may fail to protect data or mitigate the adverse effects of data loss. No security measure is infallible.

As of the date of this report, we do not believe that the Company has experienced any material losses relating to cybersecurity attacks; however, there can be no assurance that we will not suffer material losses in the future either as a result of a breach of our systems or those of our business associates. As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Additionally, the growth of cybersecurity attacks and emerging digital technologies has resulted in evolving legal and compliance matters which may impose significant costs that may increase over time.

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

Our revolving credit facility contains restrictive covenants with which we must comply, including covenants that limit our ability to, among other things, incur additional indebtedness, incur liens, engage in sale and leaseback transactions, and merge, consolidate or sell all or substantially all of our assets. Our revolving credit facility also contains a requirement that we maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. See Part II, Item 8. Notes to Consolidated Financial Statements—Note 8. Debt for a discussion of how this ratio is calculated pursuant to our credit agreement. At December 31, 2025, we had $1.8 billion of available borrowing capacity with no outstanding borrowings under our credit facility and our consolidated net debt to total capitalization ratio, as defined, was 0.18.

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

Our principal exposure to credit risk is through the sale of our crude oil and natural gas production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($1.02 billion in receivables at December 31, 2025) and our joint interest and other receivables $394.6 million at December 31, 2025). These counterparties may experience insolvency or liquidity issues and may not be able to meet their obligations and liabilities owed to us, particularly during a period of depressed commodity prices. Defaults by these counterparties could adversely impact our financial condition and results of operations.

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

Our crude oil and natural gas exploration and production operations are subject to stringent federal, state, local and foreign government legal requirements governing environmental protection and occupational safety and health. These requirements may take the form of laws, regulations, executive actions and various other legal initiatives. See Part I, Item 1. Business—Regulation of the Crude Oil and Natural Gas Industry for a summary of certain significant environmental and occupational safety and health legal requirements that govern us. Such requirements include those pertaining to air emissions, including natural gas flaring limitations and ozone standards; climate change, including restriction of methane or other greenhouse gas emissions and suspensions of, or more stringent limitations upon, new leasing and permitting on federal lands and waters; hydraulic fracturing; waste water disposal; occupational safety standards, and other risks or regulations relating to environmental protection. One or more of these legal requirements could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, because public policy changes affecting the crude oil and natural gas industry are commonplace and because laws, rules and regulations may be enacted, amended, repealed, or reinterpreted, we are unable to predict the future cost or impact of complying with such laws, rules and regulations.

We are subject to certain complex federal, state, local and foreign government laws and regulations in areas other than environmental protection and occupational safety and health that could result in increased costs, operating restrictions or delays, limitations or prohibitions on our ability to develop and produce reserves, or expose us to significant liabilities.

Our crude oil and natural gas exploration and production operations are subject to complex and stringent federal, state, local and foreign government laws and regulations in areas other than environmental protection and occupational safety and health, including with respect to production, sales, cash transfers and distributions, and transport of crude oil, NGLs and natural gas, and employees and labor relations.

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

We operate assets outside of the United States, which exposes us to different legal and regulatory requirements and additional risk.

Beginning in the first quarter of 2026, a portion of our assets are now located in Argentina. Our foreign operations are subject to various risks that could have a material adverse effect on our business, results of operations and financial condition, including political and economic instability from civil unrest; labor strikes; war and other armed conflict; inflation; currency fluctuations, devaluation and conversion restrictions or other factors. Any deterioration of social, political, labor or economic conditions, or affecting a customer with whom we do business, as well as difficulties in staffing, obtaining necessary equipment and supplies and managing foreign operations, may adversely affect our operations or financial results. We are also exposed to the risk of foreign and domestic governmental actions that may: impose additional costs on us; delay permits or otherwise impede our operations; limit or disrupt markets for our operations, restrict payments or limit the movement of funds; impose sanctions on or otherwise restrict our ability to conduct business with certain customers or persons or in certain countries; or result in the deprivation of contact rights. Our operations outside the United States may also be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and foreign laws prohibiting corrupt payments, as well as travel restrictions and import and export regulations.

Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.

Rules and regulations governing U.S. federal, state, Argentine, and local income taxation are continually under review and subject to change. It cannot be predicted if changes to current U.S. or Argentine tax laws and regulations will be introduced as legislation or, if introduced, later enacted and, if enacted, what form such enacted legislation would take. While certain changes to tax laws and regulations may negatively impact our business, certain changes may be beneficial.

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

Increased attention to environmental, social, and corporate governance matters may impact our business.

Companies across all industries are facing scrutiny from a wide array of stakeholders related to their ESG practices. ESG standards are evolving and if we are perceived to have not responded appropriately or adequately (whether or not such perception is valid) to pursue, implement, or make progress against certain standards, regardless of whether there is a legal requirement to do so, we may suffer from reputational damage and our business or financial condition, could be materially and adversely affected. Attention to climate change, societal expectations on companies to address climate change, and potential consumer use of alternative forms of energy may result in increased costs, reduced demand for hydrocarbon products, reduced profits, increased investigations and litigation, and negative impacts on our ability to recruit necessary talent, and our access to debt capital markets.

Institutional lenders who provide financing for traditional energy companies may become more attentive to lending practices that favor power sources such as wind and solar and some of them may elect not to provide funding for traditional energy companies or impose certain ESG-related targets or goals as a condition to funding. While we cannot predict what polices may result from these developments, such efforts could make it more difficult for traditional companies to secure funding as well as negatively affect the cost of, and terms for, financings to fund growth projects or other aspects of our business.

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

Since the Company is private, it has no independent members of its Board of Directors. All of the Company’s directors are also executive officers. The body primarily responsible for oversight of the Cybersecurity Team is the Cybersecurity Executive Committee, which is composed of the Company’s Executive Chairman; President and Chief Executive Officer; (both of whom are also members of the Company’s Board of Directors); Chief Operating Officer; Chief Financial Officer and Executive Vice President of Strategic Planning; Executive Vice President, General Counsel and Chief Administrative Officer; CIO; and the Director of Corporate Security. The Cybersecurity Executive Committee meets regularly and during these meetings its members review and discuss cybersecurity information provided by the CISO, which may include: (i) metrics relevant to cybersecurity issues; (ii) summaries of changes or proposed changes to the Company’s cybersecurity program; and (iii) cybersecurity risk and threat updates. Information regarding any critical cybersecurity-related matter is communicated to the Cybersecurity Executive Committee as soon as practicable.

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

As of the date of this report, though the Company and our service providers have experienced certain cybersecurity incidents, the Company does not believe any prior cybersecurity threat or incident has materially affected or are reasonably likely to materially affect the Company, including its business operations or prospects. However, the Company acknowledges that cybersecurity threats are continually evolving and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences for the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. No security measure is infallible. For additional information about the risks to our business associated with cybersecurity incidents, please see “A cybersecurity incident or events impacting our operational systems or other digital technology could result in information theft, data corruption, operational disruption, and/or financial loss” under Part I, Item IA. Risk Factors.

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

Overview

We are an independent crude oil and natural gas company engaged in the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. As of December 31, 2025, all of our operations were conducted onshore in the United States. In the first quarter of 2026, we expanded our operations internationally via the acquisition of assets within the Vaca Muerta shale play in Argentina's Neuquén Basin. At the time of this filing, our 2026 activities in Argentina have no production or revenues and represent an immaterial portion of our consolidated assets. Additionally, we pursue the acquisition and management of perpetually owned minerals located in certain of our key operating areas.

We derive the majority of our operating income and cash flows from the sale of crude oil, natural gas, and natural gas liquids and expect this to continue in the future. As discussed in Part II. Item 8. Notes to Consolidated Financial Statements—Note 1. Organization and Summary of Significant Accounting Policies—Voluntary Filer, effective November 22, 2022 Continental Resources, Inc. became a privately held corporation and has no publicly available common shares outstanding.

Financial and Operating Metrics

Commodity prices have remained volatile due to various factors, some of which include global supply and demand, global inventory levels, and regional conflicts. Average NYMEX crude oil prices per barrel for the years ended December 31, 2025, 2024, and 2023 were $65.39, $76.63, and $77.58, respectively. Average NYMEX natural gas prices per MMBtu for the years ended December 31, 2025, 2024, and 2023 were $3.52, $2.19, and $2.53, respectively. The following table contains financial and operating metrics for the periods presented. Average sales prices exclude any effect of derivative transactions. Per-unit expenses have been calculated using sales volumes.

	Year ended December 31,
	2025	2024	2023
Average daily production:
Crude oil (Bbl per day)	247,019	229,889	232,083
Natural gas (Mcf per day) (1)	1,256,076	1,176,638	1,248,488
Crude oil equivalents (Boe per day)	456,365	425,995	440,164
Average sales prices:
Crude oil ($/Bbl)	$63.88	$75.18	$76.89
Natural gas ($/Mcf) (1)	$2.63	$2.16	$2.60
Production expenses ($/Boe)	$4.95	$4.94	$4.47
Production and ad valorem taxes (% of net crude oil and natural gas sales)	7.6%	8.1%	8.2%
DD&A ($/Boe)	$16.07	$15.93	$14.11
Total general and administrative expenses ($/Boe)	$1.68	$1.69	$1.74

(1)
Natural gas production volumes, sales volumes, and sales prices presented throughout management's discussion and analysis reflect the combined value for natural gas and natural gas liquids.

Results of Operations

The following table presents selected financial and operating information for the periods presented.

	Year Ended December 31,
In thousands	2025	2024	2023
Crude oil, natural gas, and natural gas liquids sales	$6,983,581	$7,256,685	$7,684,263
Gain (loss) on derivative instruments, net	549,378	27,168	943,768
Crude oil and natural gas service operations	160,615	93,776	103,710
Total revenues	7,693,574	7,377,629	8,731,741
Operating costs and expenses	(4,830,954)	(4,623,931)	(4,419,008)
Other expenses, net	(186,083)	(265,131)	(383,786)
Income before income taxes	2,676,537	2,488,567	3,928,947
Provision for income taxes	(567,891)	(471,849)	(827,630)
Income before equity in net loss of affiliate	2,108,646	2,016,718	3,101,317
Equity in net loss of affiliate	(18,323)	(3,653)	(3,129)
Net income	2,090,323	2,013,065	3,098,188
Net income attributable to noncontrolling interests	11,882	1,287	2,361
Net income attributable to Continental Resources	$2,078,441	$2,011,778	$3,095,827

Production volumes:
Crude oil (MBbl)	90,162	84,139	84,710
Natural gas (MMcf)	458,468	430,649	455,698
Crude oil equivalents (MBoe)	166,573	155,914	160,660
Sales volumes:
Crude oil (MBbl)	90,434	84,167	84,508
Natural gas (MMcf)	458,468	430,649	455,698
Crude oil equivalents (MBoe)	166,845	155,942	160,457

Year ended December 31, 2025 compared to the year ended December 31, 2024

Below is a discussion of changes in our results of operations for 2025 compared to 2024. A discussion of changes in our results of operations for 2024 compared to 2023 has been omitted from this Form 10-K, but may be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 24, 2025.

Production

The following table summarizes the changes in our average daily Boe production by major operating area for the periods presented.

	Fourth Quarter			Year Ended December 31,
Boe production per day	2025	2024	% Change	2025	2024	% Change
Bakken	204,524	189,787	8%	199,425	194,606	2%
Anadarko Basin	129,965	126,068	3%	128,967	132,558	(3)%
Powder River Basin	25,420	27,215	(7)%	26,338	24,979	5%
Permian Basin	110,487	74,334	49%	96,813	68,589	41%
All other	4,610	5,061	(9)%	4,822	5,263	(8)%
Total	475,006	422,465	12%	456,365	425,995	7%

The following table summarizes the changes in our production by product for the periods presented.

	Year Ended December 31,					Volume
	2025		2024		Volume	percent
	Volume	Percent	Volume	Percent	increase	increase
Crude oil (MBbl)	90,162	54%	84,139	54%	6,023	7%
Natural gas (MMcf)	458,468	46%	430,649	46%	27,819	6%
Total (MBoe)	166,573	100%	155,914	100%	10,659	7%

The 7% increase in crude oil production and 6% increase in natural gas production in 2025 compared to 2024 were primarily driven by variation in the timing of new well completions between years and improvements in well productivity.

Revenues

Our revenues consist of sales of crude oil, natural gas, and natural gas liquids, gains and losses resulting from changes in the fair value of our derivative instruments, and revenues associated with crude oil and natural gas service operations.

Crude oil, natural gas, and natural gas liquids sales. Sales for 2025 totaled $6.98 billion, a 4% decrease compared to sales of $7.26 billion for 2024 due to a decrease in crude oil sales prices, partially offset by increases in sales volumes and natural gas sales prices as discussed below.

Total sales volumes for 2025 increased 10,903 MBoe, or 7%, compared to 2024 primarily due to the previously described increases in crude oil and natural gas production volumes. For 2025, our crude oil sales volumes increased 7% and our natural gas sales volumes increased 6% compared to 2024.

Our crude oil sales prices averaged $63.88 per barrel for 2025, a decrease of 15% compared to $75.18 per barrel for 2024 due to a decrease in market prices resulting from changes in various macroeconomic conditions between periods. Our natural gas sales prices averaged $2.63 per Mcf for 2025, an increase of 22% compared to $2.16 per Mcf for 2024 due to an increase in market prices.

Derivatives. Changes in settled and future commodity prices in 2025 had a net favorable impact on the fair value of our derivatives, which resulted in positive revenue adjustments of $549.4 million for the year, representing $325.6 million of realized cash gains and $223.8 million of unsettled non-cash gains, compared to positive revenue adjustments totaling $27.2 million in 2024.

Crude oil and natural gas service operations. Our crude oil and natural gas service operations consist primarily of revenues associated with water gathering, recycling, delivery, and disposal activities, which are impacted by our production volumes and the timing and extent of our drilling and completion projects. Revenues associated with such activities increased $66.8 million, or 71%, from $93.8 million for 2024 to $160.6 million for 2025 primarily due to an increase in production volumes along with variation in the timing and magnitude of water handling projects compared to 2024.

Operating Costs and Expenses

Production expenses. Production expenses increased $55.4 million, or 7%, to $826.2 million for 2025 compared to $770.9 million for 2024 due to an increase in the number of producing wells from drilling and completion activities and higher workover-related activities aimed at enhancing production from producing properties. Production expenses on a per-Boe basis averaged $4.95 per Boe for 2025, consistent with $4.94 per Boe for 2024.

Production and ad valorem taxes. Production and ad valorem taxes decreased $50.3 million, or 9%, to $505.9 million for 2025 compared to $556.2 million for 2024 primarily due to a decrease in crude oil revenues. Our production taxes as a percentage of net sales averaged 7.6% for 2025 compared to 8.1% for 2024, the decrease of which resulted from changes in sales mix of crude oil and natural gas in our operating areas between periods.

Transportation, gathering, processing, and compression. These charges decreased $34.6 million, or 9%, to $332.7 million for 2025 compared to $367.2 million for 2024 due to changes in marketing terms and arrangements utilized between periods and changes in our working interest share of cost burdens in certain operating areas.

Depreciation, depletion, amortization and accretion (“DD&A”). Total DD&A amounted to $2.68 billion for 2025, an increase of $198.4 million, or 8%, compared to $2.48 billion for 2024 primarily due to the previously described 7% increase in our total sales volumes. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Year ended December 31,
$/Boe	2025	2024
Crude oil and natural gas properties	$15.36	$15.26
Other equipment	0.56	0.53
Asset retirement obligation accretion	0.15	0.14
Depreciation, depletion, amortization and accretion	$16.07	$15.93

Property impairments. Property impairments increased $15.7 million to $58.9 million for 2025 compared to $43.2 million for 2024 due to higher impairments of unproved properties resulting from an increase in the amortization of undeveloped leasehold costs over the past year.

General and administrative (“G&A”) expenses. G&A expenses increased $16.7 million, or 6%, to $280.7 million for 2025 compared to $264.0 million for 2024. Total G&A expenses include charges for long-term incentive compensation awards of $76.9 million for 2025 compared to $83.7 million for 2024. This decrease was driven by changes in the remeasurement of outstanding award liabilities between periods. G&A expenses other than incentive compensation awards totaled $203.8 million for 2025, an increase of $23.5 million compared to $180.3 million for 2024 primarily due to the growth of our operations over the past year coupled with lower overhead and cost recoveries from joint interest owners compared to 2024.

The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Year ended December 31,
$/Boe	2025	2024
General and administrative expenses	$1.22	$1.15
Long-term incentive compensation awards	0.46	0.54
Total general and administrative expenses	$1.68	$1.69

Interest expense. Interest expense decreased $58.0 million, or 21%, to $217.8 million for 2025 compared to $275.7 million for 2024 due to a decrease in our annual weighted average outstanding debt balance from $5.8 billion in 2024 to $4.8 billion in 2025 driven by our debt reduction efforts throughout 2024 and 2025. Our outstanding debt totaled $4.8 billion at December 31, 2025.

Income Taxes. We provided for income taxes at a combined federal and state tax rate of 23.5% for both 2025 and 2024. We recorded income tax provisions of $567.9 million and $471.8 million for 2025 and 2024, respectively, which resulted in effective tax rates of 21.2% and 19.0%, respectively, after taking into account the application of statutory tax rates, permanent taxable differences, estimated tax credits, and other items. See Part II, Item 8. Notes to Consolidated Financial Statements—Note 11. Income Taxes for a summary of the sources and tax effects of items comprising our income tax provision and resulting effective tax rates for 2025 and 2024.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows generated from operating activities, financing provided by our credit facility and the issuance of debt securities. Additionally, asset dispositions and joint development arrangements have provided a source of cash flow for use in reducing debt and enhancing liquidity.

At December 31, 2025, we had $1.8 billion of borrowing availability with no outstanding borrowings under our credit facility, along with $1.38 billion of cash on hand. Our credit facility, which is unsecured and has no borrowing base subject to redetermination, does not mature until October 2029. We have the option to extend the October 2029 maturity date by up to two additional one-year periods subject to lender consent.

The Company anticipates using a substantial majority of its current cash on hand to repay its senior notes maturing in November 2026 and to acquire additional operating assets.

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

Cash Flows

Cash flows from operating activities

Net cash provided by operating activities increased $222.6 million, or 5%, to $4.86 billion for 2025 compared to $4.64 billion for 2024. This increase was primarily driven by a $389.8 million decrease in cash payments for income taxes, a $64.3 million decrease in cash paid for interest, a $60 million decrease in cash payments for incentive compensation, a $50.3 million decrease in production and ad valorem taxes, and a $34.6 million decrease in transportation, gathering, processing and compression expenses. These improvements in operating cash flows were partially offset by a $273.1 million decrease in crude oil, natural gas, and NGL revenues, a $55.4 million increase in production expenses, and a $52.0 million decrease in realized cash settlements on matured commodity derivatives, along with changes in working capital items from period to period.

Cash flows used in investing activities

Net cash used in investing activities totaled $3.47 billion for 2025 compared to $2.78 billion for 2024. Our investing cash flows for 2025 included $3.23 billion of exploration and development costs compared to $3.03 billion for 2024. In addition, proceeds from the sale of assets decreased $493.8 million for 2025 compared to 2024.

Cash flows from financing activities

Net cash used in financing activities for 2025 totaled $55.7 million, primarily consisting of $35.2 million of net repayments on outstanding debt and $19.7 million of net distributions to noncontrolling interests. Net cash used in financing activities for 2024 totaled $1.84 billion primarily due to $1.83 billion of net repayments on outstanding debt.

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

Based on current market indications supported by cash flow protection provided by our hedge portfolio against commodity price declines, our budgeted capital spending plans for 2026 are expected to be funded from operating cash flows. Any deficiencies in operating cash flows relative to budgeted spending are expected to be funded by borrowings under our credit facility. If cash flows are materially impacted by declines in commodity prices, we have the ability to reduce our capital expenditures or utilize the availability of our credit facility if needed to fund our operations.

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

Credit facility

We have an unsecured credit facility, maturing in October 2029, with aggregate lender commitments totaling $1.8 billion. We have the option to extend the October 2029 maturity date by up to two additional one-year periods subject to lender consent. The commitments are from a syndicate of 14 banks and financial institutions. We believe each member of the current syndicate has the capability to fund its commitment.

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

We were in compliance with our credit facility covenants at December 31, 2025 and expect to maintain compliance. At December 31, 2025, our consolidated net debt to total capitalization ratio was 0.18. We do not believe the credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing if needed to support our business.

Future Capital Requirements

Our material future cash requirements are summarized below. Based on current market indications, we expect to meet our contractual cash commitments to third parties as of December 31, 2025, recognizing we may be required to meet such commitments even if our business plan assumptions were to change.

Senior notes

Our debt includes outstanding senior note obligations totaling $4.8 billion at December 31, 2025, exclusive of interest payment obligations thereon. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. The earliest scheduled senior note maturity is our $800 million of 2026 Notes due in November 2026, which is reflected as a current liability in the caption “Current portion of long-term debt” in the consolidated balance sheets as of December 31, 2025. We expect to fully redeem our 2026 Notes by the maturity date using available cash on hand. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 8. Debt in Part II, Item 8. Notes to Consolidated Financial Statements.

We were in compliance with our senior note covenants at December 31, 2025 and expect to maintain compliance. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt do not trigger additional senior note covenants.

Credit facility borrowings

As of February 1, 2026, we continued to have no outstanding borrowings on our credit facility.

Transportation, gathering, and processing commitments

We have entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities that require us to pay per-unit charges regardless of the amount of capacity used. Future commitments remaining as of December 31, 2025 under the arrangements amount to approximately $500 million. A portion of these future costs will be borne by other interest owners. See Part II, Item 8. Notes to Consolidated Financial Statements—Note 13. Commitments and Contingencies for additional information.

Capital Expenditures

For the year ended December 31, 2025, we invested $3.11 billion in our capital program excluding $193.2 million of unbudgeted acquisitions, excluding $10 million of mineral acquisitions attributable to Franco-Nevada, and excluding $124.6 million of capital costs associated with decreased accruals for capital expenditures as compared to December 31, 2024.

For 2026, our capital expenditures excluding acquisitions are forecasted to be approximately $2.5 billion.

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

Stock Redemption Agreement

See Note 13. Commitments and Contingencies—Stock Redemption Agreement in Part II, Item 8. Notes to Consolidated Financial Statements.

Delivery Commitments

We have various natural gas volume delivery commitments that are related to our key operating areas. We expect to primarily fulfill our contractual natural gas obligations with production from our proved reserves. However, we may purchase third-party volumes to satisfy our commitments. Additionally, in the Permian Basin certain of our firm sales contracts for crude oil include delivery commitments that specify the delivery of a fixed and determinable quantity. We expect to primarily fulfill our contractual crude oil obligations with production from our proved reserves. As of December 31, 2025, we were committed to deliver the following fixed quantities of natural gas and crude oil production. The volumes disclosed herein represent gross production associated with properties operated by us and do not reflect our net proportionate share of such amounts.

Year Ending	Natural Gas	Crude Oil
December 31,	Bcf	MMBo
2026	99	13
2027	77	3
2028	37	—
2029	17	—
2030	10	—
2031	8	—

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

Derivative Instruments

The fair value of our derivative instruments at December 31, 2025 was a net asset of $381.3 million. See Note 6. Derivative Instruments in Part II, Item 8. Notes to Consolidated Financial Statements for further discussion of our hedging activities, including a summary of derivative contracts in place as of December 31, 2025. The estimated fair value of our derivatives is highly sensitive to market price volatility and therefore subject to significant fluctuations from period to period. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for information on how hypothetical changes in commodity prices would impact the fair value of our derivatives as of December 31, 2025. Between January 1, 2026 and February 14, 2026 we entered into additional derivative instruments as summarized below.

Crude oil derivatives
			Weighted Average
Period and Type of Contract	Average Volumes Hedged		Hedge Price ($/Bbl)
February 2026 - December 2026
Fixed Swaps - WTI	20,000	Bbls/day	$60.23
January 2027 - December 2027
Fixed Swaps - WTI	20,000	Bbls/day	$60.26

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

No impairments were recognized for our proved crude oil and natural gas properties for the year ended December 31, 2025 as estimated future cash flows were determined to be in excess of cost basis. Commodity price assumptions used for the year-end December 31, 2025 impairment calculations were based on publicly available average annual forward commodity strip prices through year-end 2030 and were then escalated at 3% per year thereafter. Holding all other factors constant, as forward commodity prices decrease, our probability for recognizing producing property impairments may increase, or the magnitude of impairments to be recognized may increase. Conversely, as forward commodity prices increase, our probability for recognizing producing property impairments may decrease, or the magnitude of impairments to be recognized may decrease or be eliminated. As of December 31, 2025, the publicly available forward commodity strip prices for the year 2030 used in our fourth quarter impairment calculations averaged $60.85 per barrel for crude oil and $3.61 per Mcf for natural gas. Because of the uncertainty inherent in the numerous factors utilized in determining the fair value of producing properties, we cannot predict the timing and amount of future impairment charges, if any.

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

Our equity method investment in Summit Carbon Solutions ("Summit") described in Part II, Item 8. Notes to Consolidated Financial Statements—Note 18. Equity Investment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable. An impairment charge is recognized when a decline in value below the carrying amount is determined to be other than temporary. Our unit of account for evaluating impairment of equity method investments is the investment as a whole and we do not separately test the investee’s underlying assets for impairment. Factors we consider in assessing whether a decline in value is other than temporary include the financial condition and future prospects for the investee, specific events that may influence the operations of the investee, and the intent and ability of investors to continue providing financial support to the investee, among others. Summit's carbon capture and sequestration project is in the design, permitting, and preliminary construction phases and has experienced permitting and regulatory delays that have impacted the scope and timing of the project's development. Our evaluation for the Summit investment is highly judgmental and may be subject to revision and impairment in future periods as better information becomes available.

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

In assessing the realizability of deferred tax assets, management must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We apply judgment to determine the weight of both positive and negative evidence in order to conclude whether a valuation allowance is necessary for our deferred tax assets. In determining whether a valuation allowance is required, we consider, among other factors, our financial position, results of operations, projected future taxable income, reversal of existing deferred tax liabilities against deferred tax assets, and tax planning strategies. Significant judgment is involved in this determination as we are required to make assumptions about future commodity prices, projected production, development activities, profitability of future business strategies and forecasted economics in the oil and gas industry. Additionally, changes in the effective tax rate resulting from changes in tax law and our level of earnings may limit utilization of deferred tax assets and may affect the valuation of deferred tax balances in the future. Changes in judgment regarding future realization of deferred tax assets may result in a reversal of all or a portion of a valuation allowance. We believe our deferred tax assets at December 31, 2025 will ultimately be realized. We will continue to evaluate both the positive and negative evidence on a quarterly basis in determining the need for a valuation allowance with respect to our deferred tax assets.

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

Legislative and Regulatory Developments

The crude oil and natural gas industry is subject to various types of regulation at the federal, state and local levels that result in stringent and costly requirements for our business. See Part I, Item 1. Business—Regulation of the Crude Oil and Natural Gas Industry for a summary of significant laws and regulations that may affect us in the areas in which we operate. There is the potential for the revision or repeal of existing laws and regulations or the adoption of new legislation that could affect our industry.

Inflation

Inflationary pressures experienced in recent years may persist or worsen in 2026. Some of the underlying factors impacting inflation may include, but are not limited to, global supply chain disruptions, the imposition of trade restrictions or other governmental actions related to tariffs or trade policies, shipping bottlenecks, labor market constraints, increased competition for goods and services, and side effects from monetary and fiscal policies. It is uncertain at this time to what extent ongoing changes in trade restrictions and tariffs will have on our business. Tariffs on foreign goods and services could result in reciprocal tariffs on U.S. goods and services, which could impact the demand for and price of crude oil, natural gas, and natural gas liquids and increase inflationary pressures on, or impact the availability of, certain supplies, equipment and materials that we use to conduct our business. If inflationary pressures persist or worsen, we may incur additional costs for equipment and materials and from service providers. Our budgeted expenditures include an estimate for the potential impact of cost inflation and increased costs resulting from tariffs and, despite inflationary pressures, we expect to continue generating significant amounts of free cash flow at current commodity price levels.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

General. We are exposed to a variety of market risks including commodity price risk, credit risk, interest rate risk, and foreign currency exchange risk. We seek to address these risks through a program of risk management which may include the use of derivative instruments.

Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of our crude oil, natural gas, and natural gas liquids. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas and natural gas liquids production. Commodity prices have been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index prices. Based on our average daily production for the quarter ended December 31, 2025, and excluding any effect of our derivative instruments in place, our annual revenue would increase or decrease by approximately $920 million for each $10.00 per barrel change in crude oil prices at December 31, 2025 and $488 million for each $1.00 per Mcf change in natural gas prices at December 31, 2025.

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

The fair value of our derivative instruments at December 31, 2025 was a net asset of $381.3 million, which is comprised of a $206.7 million net asset associated with our crude oil derivatives and a $174.6 million net asset associated with our natural gas derivatives. The following table shows how a hypothetical +/- 10% change in the underlying forward prices used to calculate the fair value of our derivatives would impact the fair value estimates as of December 31, 2025.

		Hypothetical Fair Value
In thousands	Change in Forward Price	Asset (Liability)
Crude Oil	-10%	$411,763
Crude Oil	+10%	$9,061
Natural Gas	-10%	$344,441
Natural Gas	+10%	$5,342

Changes in the fair value of our derivatives from the above price sensitivities would produce a corresponding change in our total revenues.

Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our crude oil and natural gas production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($1.0 billion in receivables at December 31, 2025) and our joint interest and other receivables ($394.6 million at December 31, 2025).

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

Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $30 million at December 31, 2025, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on a co-owner’s interest in the well, to net production proceeds against amounts owed in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

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

We had no variable rate borrowings outstanding on our credit facility at February 1, 2026.

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

The following table presents our debt maturities and the weighted average interest rates by expected maturity date as of December 31, 2025:

In thousands	2026	2027	2028	2029	2030	Thereafter	Total
Fixed rate debt:
Senior Notes:
Principal amount (1)	$800,000	$—	$1,000,000	$—	$—	$3,000,000	$4,800,000
Weighted-average interest rate	2.3%	—	4.4%	—	—	4.8%	4.2%

(1)
Amounts represent scheduled maturities and do not reflect any discount or premium at which the notes were issued or any debt issuance costs.

Foreign Currency Exchange Risk. We expect to be exposed to foreign currency exchange risk in the future associated with our emerging international operations in Argentina. We currently have no foreign currency derivative instruments in place to manage foreign currency risk. However, we may enter into such instruments in the future as our international operations increase in size and scope.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Continental Resources, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Continental Resources, Inc. (an Oklahoma corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Estimation of proved crude oil and natural gas reserves as it relates to the recognition of depletion expense, proved and unproved crude oil and natural gas reserves used in the assessment and measurement of impairment of proved oil and gas properties, (herein referred to as “the crude oil and natural gas reserves”).

As described in Note 1 to the consolidated financial statements, the Company accounts for its crude oil and natural gas properties using the successful efforts method of accounting, which requires management to make estimates of proved crude oil and natural gas reserve volumes and future cash flows to record depletion expense and proved and unproved crude oil and natural gas reserves to assess its proved crude oil and natural gas properties for impairment. To estimate the crude oil and natural gas reserves and future cash flows, management makes significant estimates and assumptions including forecasting the production decline rate of proved crude oil and natural gas properties and forecasting the timing and volume of production associated with the Company's development plan for proved undeveloped properties and unproved properties. In addition, the estimation of the crude oil and natural gas reserves is also impacted by management's judgments and estimates regarding the financial performance of wells associated with the crude oil and natural gas reserves to determine if wells are expected with reasonable certainty to be economical under the appropriate pricing assumptions required in the estimation of depletion expense and impairment assessments/measurements. We identified the estimation of proved crude oil and natural gas reserves as it relates to the recognition of depletion expense and proved and unproved crude oil and natural gas reserves for the assessment/measurement of impairment of proved crude oil and natural gas properties as a critical audit matter.

The principle consideration for our determination that proved crude oil and natural gas reserves as it relates to the recognition of depletion expense and proved and unproved crude oil and natural gas reserves for the assessment/measurement of impairment of proved crude oil and natural gas properties is a critical audit matter is that relatively minor changes in certain highly subjective inputs and assumptions that are necessary to estimate the volumes of future cash flows of the Company's crude oil and natural gas reserves could have a significant impact on the measurement of depletion expense or the assessment/measurement of proved impairment expense of oil and natural gas properties.

Our audit procedures related to the estimation of proved crude oil and natural gas reserves as it relates to the recognition of depletion expense and proved and unproved crude oil and natural gas reserves for the assessment and measurement of impairment of proved crude oil and natural gas properties, included the following, among others:

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
◦
We evaluated the models used to estimate the operating costs at year end and compared to historical operating costs.
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
◦
We evaluated the reasonableness of risk-adjustment factors applied to unproved crude oil and natural gas reserves that were taken into consideration to determine estimated future net cash flows used to evaluate impairment of proved crude oil and natural gas properties.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Oklahoma City, Oklahoma

February 23, 2026

Continental Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
In thousands, except par values and share data	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,375,861	$39,064
Accounts receivable, net	1,406,796	1,553,919
Derivative assets	324,706	95,227
Inventories	227,407	184,251
Prepaid expenses and other	98,396	32,648
Total current assets	3,433,166	1,905,109
Net property and equipment, based on successful efforts method of accounting	20,656,908	20,037,922
Investment in unconsolidated affiliates	261,333	258,359
Operating lease right-of-use assets	29,891	20,933
Derivative assets, noncurrent	61,528	62,426
Other noncurrent assets	79,336	20,832
Total assets	$24,522,162	$22,305,581
Liabilities and equity
Current liabilities:
Accounts payable trade	$700,669	$845,160
Revenues and royalties payable	718,631	682,461
Accrued liabilities and other	317,819	413,036
Current portion of incentive compensation liability	82,510	74,494
Current portion of income tax liabilities	519	21,659
Current portion of operating lease liabilities	10,225	4,046
Current portion of long-term debt	798,609	2,587
Total current liabilities	2,628,982	2,043,443
Long-term debt, net of current portion	3,973,437	4,798,860
Other noncurrent liabilities:
Deferred income tax liabilities, net	3,046,707	2,704,069
Incentive compensation liability, noncurrent	19,976	36,468
Asset retirement obligations, noncurrent	505,382	432,495
Derivative liabilities, noncurrent	4,905	143
Operating lease liabilities, noncurrent	18,701	15,823
Other noncurrent liabilities	29,020	48,783
Total other noncurrent liabilities	3,624,691	3,237,781
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $0.01 par value: 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock (Note 16)	2,996	2,996
Retained earnings	13,940,956	11,862,515
Total shareholders’ equity attributable to Continental Resources	13,943,952	11,865,511
Noncontrolling interests	351,100	359,986
Total equity	14,295,052	12,225,497
Total liabilities and equity	$24,522,162	$22,305,581

The accompanying notes are an integral part of these consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
In thousands	2025	2024	2023
Revenues:
Crude oil, natural gas, and natural gas liquids sales	$6,983,581	$7,256,685	$7,684,263
Gain on derivative instruments, net	549,378	27,168	943,768
Crude oil and natural gas service operations	160,615	93,776	103,710
Total revenues	7,693,574	7,377,629	8,731,741

Operating costs and expenses:
Production expenses	826,240	770,875	717,478
Production and ad valorem taxes	505,903	556,174	603,534
Transportation, gathering, processing, and compression	332,675	367,247	338,217
Exploration expenses	19,890	12,369	16,368
Crude oil and natural gas service operations	117,265	88,078	82,392
Depreciation, depletion, amortization and accretion	2,681,843	2,483,444	2,264,334
Property impairments	58,895	43,199	66,798
General and administrative expenses	280,747	264,029	279,306
Net loss on sale of assets and other	7,496	38,516	50,581
Total operating costs and expenses	4,830,954	4,623,931	4,419,008
Income from operations	2,862,620	2,753,698	4,312,733
Other income (expense):
Interest expense	(217,774)	(275,748)	(395,765)
Loss on extinguishment of debt	(57)	(1,600)	—
Other	31,748	12,217	11,979
	(186,083)	(265,131)	(383,786)
Income before income taxes	2,676,537	2,488,567	3,928,947
Provision for income taxes	(567,891)	(471,849)	(827,630)
Income before equity in net loss of affiliate	2,108,646	2,016,718	3,101,317
Equity in net loss of affiliate	(18,323)	(3,653)	(3,129)
Net income	2,090,323	2,013,065	3,098,188
Net income attributable to noncontrolling interests	11,882	1,287	2,361
Net income attributable to Continental Resources	$2,078,441	$2,011,778	$3,095,827

The accompanying notes are an integral part of these consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Consolidated Statements of Equity

	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total	Noncontrolling interests	Total equity
Balance at December 31, 2022	299,610,267	$2,996	$6,754,174	$6,757,170	$372,438	$7,129,608
Net income	—	—	3,095,827	3,095,827	2,361	3,098,188
Change in dividends payable	—	—	686	686	—	686
Contributions from noncontrolling interests	—	—	—	—	10,188	10,188
Distributions to noncontrolling interests	—	—	—	—	(28,883)	(28,883)
Balance at December 31, 2023	299,610,267	$2,996	$9,850,687	$9,853,683	$356,104	$10,209,787
Net income	—	—	2,011,778	2,011,778	1,287	2,013,065
Change in dividends payable	—	—	50	50	—	50
Contributions from noncontrolling interests	—	—	—	—	24,459	24,459
Distributions to noncontrolling interests	—	—	—	—	(21,864)	(21,864)
Balance at December 31, 2024	299,610,267	$2,996	$11,862,515	$11,865,511	$359,986	$12,225,497
Net income	—	—	2,078,441	2,078,441	11,882	2,090,323
Contributions from noncontrolling interests	—	—	—	—	10,596	10,596
Distributions to noncontrolling interests	—	—	—	—	(31,364)	(31,364)
Balance at December 31, 2025	299,610,267	$2,996	$13,940,956	$13,943,952	$351,100	$14,295,052

The accompanying notes are an integral part of these consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2025	2024	2023
Cash flows from operating activities:
Net income	$2,090,323	$2,013,065	$3,098,188
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, amortization and accretion	2,677,619	2,485,265	2,265,948
Property impairments	58,895	43,199	66,798
Non-cash (gain) loss on derivatives, net	(223,819)	350,417	(686,598)
Provision (benefit) for deferred income taxes	342,638	(163,214)	328,970
Equity in net loss of affiliate	18,323	3,653	3,129
Net loss on sale of assets and other	3,886	36,791	50,581
Loss on extinguishment of debt	57	1,600	—
Other, net	15,569	56,612	21,594
Changes in assets and liabilities:
Accounts receivable	146,612	(11,468)	222,091
Inventories	(48,836)	5,589	(17,600)
Other current assets	(68,896)	623	(6,118)
Accounts payable trade	(33,667)	2,622	(38,740)
Revenues and royalties payable	35,632	(85,351)	(111,738)
Accrued liabilities and other	(101,211)	54,698	2,940
Incentive compensation liability	(8,476)	(61,329)	(53,429)
Current income taxes liability	(21,140)	(62,897)	(67,593)
Other noncurrent assets and liabilities	(22,088)	(31,044)	(17,436)
Net cash provided by operating activities	4,861,421	4,638,831	5,060,987
Cash flows from investing activities:
Exploration and development	(3,227,878)	(3,030,955)	(3,550,502)
Purchase of producing crude oil and natural gas properties	(108,739)	(8,557)	(161,408)
Purchase of other property and equipment	(163,251)	(268,437)	(205,356)
Proceeds from sale of assets	52,277	546,109	390,034
Contributions to unconsolidated affiliates	(21,297)	(21,527)	(33,862)
Net cash used in investing activities	(3,468,888)	(2,783,367)	(3,561,094)
Cash flows from financing activities:
Credit facility borrowings	440,000	3,932,000	4,792,000
Repayment of credit facility	(460,000)	(4,122,000)	(5,742,000)
Redemption and repurchase of Senior Notes	—	(893,126)	(636,000)
Repayment of other debt	(15,220)	(752,495)	(2,410)
Debt issuance costs	(140)	(5,359)	(242)
Contributions from noncontrolling interests	11,335	22,953	10,580
Distributions to noncontrolling interests	(31,083)	(22,428)	(31,156)
Dividends paid on common stock	(628)	(2,342)	(2,056)
Net cash used in financing activities	(55,736)	(1,842,797)	(1,611,284)
Net change in cash and cash equivalents	1,336,797	12,667	(111,391)
Cash and cash equivalents at beginning of period	39,064	26,397	137,788
Cash and cash equivalents at end of period	$1,375,861	$39,064	$26,397

The accompanying notes are an integral part of these consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Description of the Company

Continental Resources, Inc. (the “Company”) was formed in 1967 and is incorporated under the laws of the State of Oklahoma. The Company’s principal business is the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. As of December 31, 2025, all of the Company's operations were conducted onshore in the United States. Additionally, the Company pursues the acquisition and management of perpetually owned minerals located in certain of its key operating areas.

Voluntary Filer

The Company is privately owned by its founder, Harold G. Hamm, certain members of his family and their affiliated entities (the “Hamm Family”). As of December 31, 2025, the Hamm Family holds approximately 299.6 million shares of common stock of the Company. As a privately held company, certain of the corporate governance, disclosure, and other provisions applicable to a company with listed equity securities and reporting obligations under the Securities Exchange Act of 1934 do not apply to us. We continue to furnish Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K with the SEC as required by our senior note indentures.

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

The Company has one reportable segment due to the similar nature of its business, which is the exploration, development, and production of crude oil, natural gas, and natural gas liquids. The Company's President and CEO is the chief operating decision maker and he reviews consolidated net income to assess performance and determine how to allocate resources. The measure of segment assets is reported on the consolidated balance sheets as total assets. As a single reportable segment entity, the financial information is contained in Part II. Item 8. Consolidated Financial Statements.

Subsequent events

The Company evaluated its December 31, 2025 financial statements for subsequent events through February 23, 2026, the date the financial statements were available to be issued.

Subsequent to December 31, 2025, the Company completed its first international acquisition of oil and gas properties located in the Vaca Muerta shale play in Argentina’s Neuquén Basin. The transaction closed after year-end and, accordingly, has not been reflected in the accompanying consolidated financial statements as of December 31, 2025. The acquired properties include undeveloped acreage with no production or revenues as of the closing date and currently represent an immaterial portion of the Company’s consolidated assets. The acquisition represents the Company’s initial entry into Argentina and is expected to generate future development opportunities that expand the geographic scope of the Company's operations.

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

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in accounts that may not be federally insured. As of December 31, 2025, the Company had cash deposits in excess of federally insured amounts of approximately $1.37 billion. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Accounts receivable

Receivables arising from crude oil and natural gas sales and joint interest receivables are generally unsecured. Accounts receivable are due within 30 days and are considered delinquent after 60 days. The Company writes off specific receivables when they become noncollectable and any payments subsequently received on those receivables are credited to the allowance for credit losses. Write-offs of noncollectable receivables have historically not been material. The Company’s allowance for credit losses totaled $4.0 million and $4.1 million as of December 31, 2025 and 2024, respectively. See Note 10. Allowance for Credit Losses for additional information.

Concentration of credit risk

The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with significant purchasers. For the year ended December 31, 2025, sales to the Company's largest purchaser accounted for approximately 13% of the Company's total crude oil and natural gas sales. No other purchaser accounted for more than 10% of the Company’s total crude oil, natural gas, and natural gas liquids sales for 2025. The Company generally does not require collateral and does not believe the loss of any single purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.

Inventories

Inventory is comprised of crude oil held in storage or as line fill in pipelines, pipeline imbalances, and tubular goods, equipment, and materials to be used in the Company’s exploration and development activities. Crude oil inventories are valued at the lower of cost or net realizable value primarily using the first-in, first-out inventory method. Tubular goods and equipment are valued primarily using a weighted average cost method applied to specific classes of inventory items.

The components of inventory as of December 31, 2025 and 2024 consisted of the following:

	December 31,
In thousands	2025	2024
Tubular goods, equipment, and materials	$109,478	$61,502
Crude oil	117,732	122,608
Natural gas	197	141
Total	$227,407	$184,251

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

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s primary asset retirement obligations relate to future plugging and abandonment costs and related disposal of facilities on its crude oil and natural gas properties. The following table summarizes the changes in the Company’s future abandonment liabilities from January 1, 2023 through December 31, 2025:

In thousands	2025	2024	2023
Asset retirement obligations at January 1	$440,816	$401,928	$261,087
Accretion expense	25,853	22,239	14,818
Revisions (1)	31,396	15,352	112,803
Plus: Additions for new assets	18,984	18,720	18,929
Less: Plugging costs and sold assets	(4,287)	(17,423)	(5,709)
Total asset retirement obligations at December 31	$512,762	$440,816	$401,928
Less: Current portion of asset retirement obligations at December 31 (2)	7,380	8,321	9,971
Non-current portion of asset retirement obligations at December 31	$505,382	$432,495	$391,957

(1)
Revisions primarily represent changes in the present value of liabilities resulting from changes in estimated costs and economic lives of producing properties.
(2)
Balance is included in the caption “Accrued liabilities and other” in the consolidated balance sheets.

As of December 31, 2025 and 2024, net property and equipment on the consolidated balance sheets included $214.6 million and $200.3 million, respectively, of net asset retirement costs.

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

The Company had aggregate capitalized costs of $33.0 million and $40.5 million (net of accumulated amortization of $44.0 million and $36.6 million) relating to its long-term debt at December 31, 2025 and 2024, respectively.

Unamortized capitalized costs associated with the Company’s Notes and note payable totaled $26.0 million and $31.7 million at December 31, 2025 and 2024, respectively, and are reflected as a reduction of “Long-term debt, net of current portion” on the consolidated balance sheets.

Unamortized capitalized costs associated with the Company’s revolving credit facility totaled $7.0 million and $8.7 million at December 31, 2025 and 2024, respectively, and are reflected in “Other noncurrent assets” on the consolidated balance sheets.

For the years ended December 31, 2025, 2024 and 2023, the Company recognized amortization expense associated with capitalized debt issuance costs of $7.5 million, $8.5 million, and $10.0 million, respectively, which are reflected in “Interest expense” on the consolidated statements of income.

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Derivative instruments

The Company recognizes its derivative instruments on the balance sheet as either assets or liabilities measured at fair value with such amounts classified as current or long-term based on contractual settlement dates. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and resulting designation. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the changes in fair value in the consolidated statements of income under the caption “Gain on derivative instruments, net.” See Note 6. Derivative Instruments for additional information.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash, trade receivables, trade payables, derivative instruments, stock redemption option, and long-term debt. See Note 7. Fair Value Measurements for a discussion of the methods used to determine fair value for the Company’s financial instruments and the quantification of fair value at December 31, 2025 and 2024.

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

Adoption of new accounting pronouncement

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public business entities on an annual basis to disclose specific categories in a tabular rate reconciliation and provide additional information for reconciling items that meet a five percent quantitative threshold. Additionally, the ASU requires all entities to disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes, as well as individual jurisdictions where income taxes paid are equal to or greater than five percent of total income taxes paid. ASU 2023-09 became effective for annual periods beginning after December 15, 2024. The Company adopted this guidance in the financial statements for the year ending December 31, 2025, applying it retrospectively to the prior periods presented. See Note 11. Income Taxes for additional information.

Recently issued accounting pronouncements not yet adopted

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires entities to disclose certain additional expense information including, among other items, purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each consolidated statements of income expense caption. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the update should be applied on a prospective basis, with a retrospective application permitted in the financial statements. The Company is currently evaluating the impact of the new standard on our consolidated financial statements and related disclosures.

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Property Acquisitions and Dispositions

2025

In 2025, the Company executed acquisitions of oil and gas properties in various areas for cash consideration totaling $193 million. The Company accounted for each acquisition as an asset acquisition under ASC Topic 805—Business Combinations. Of the purchase prices, a total of $109 million was allocated to proved properties and a total of $84 million was allocated to unproved properties.

In 2025, the Company executed sales of oil and gas properties in various areas for cash proceeds totaling $52 million and recognized pre-tax net losses on the transactions totaling $2 million. The disposed properties represented an immaterial portion of the Company's production and proved reserves.

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

	Year ended December 31,
In thousands	2025	2024	2023
Supplemental cash flow information:
Cash paid for interest	$206,657	$270,934	$387,686
Cash paid for income taxes	315,605	705,405	566,253
Cash received for income tax refunds	14,768	3,266	2
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	50,380	34,072	131,732

As of December 31, 2025 and 2024, the Company had $251.8 million and $376.4 million, respectively, of accrued capital expenditures included in “Net property and equipment” with an offsetting amount in “Accounts payable trade” in the consolidated balance sheets.

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 4. Net Property and Equipment

Net property and equipment includes the following at December 31, 2025 and 2024.

	December 31,
In thousands	2025	2024
Proved crude oil and natural gas properties	$41,245,944	$38,176,634
Unproved crude oil and natural gas properties	1,715,566	1,674,548
Service properties, equipment and other	1,386,576	1,265,908
Total property and equipment	44,348,086	41,117,090
Accumulated depreciation, depletion and amortization	(23,691,178)	(21,079,168)
Net property and equipment	$20,656,908	$20,037,922

Note 5. Accrued Liabilities and Other

Accrued liabilities and other includes the following at December 31, 2025 and 2024:

	December 31,
In thousands	2025	2024
Prepaid advances from joint interest owners	$29,725	$65,495
Accrued compensation	96,100	87,331
Accrued production taxes, ad valorem taxes and other non-income taxes	109,006	125,574
Accrued interest	70,476	70,581
Current portion of asset retirement obligations	7,380	8,321
Other	5,132	55,734
Accrued liabilities and other	$317,819	$413,036

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

At December 31, 2025 the Company had outstanding derivative contracts as set forth in the tables below.

Natural gas derivatives
			Weighted Average Hedge Price ($/MMBtu)
Period and Type of Contract	Average Volumes Hedged		Basis Swaps	Fixed Swaps	Floor	Ceiling
January 2026 - March 2026
Collars - Henry Hub	304,000	MMBtus/day			$4.25	$5.99
January 2026 - December 2026
Swaps - Henry Hub	737,000	MMBtus/day		$4.13
Basis Swaps - WAHA	113,000	MMBtus/day	$(1.80)
January 2027 - March 2027
Basis Swaps - WAHA	120,000	MMBtus/day	$(0.90)
January 2027 - December 2027
Swaps - Henry Hub	647,000	MMBtus/day		$3.94

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Crude oil derivatives
			Weighted Average Hedge Price ($/Bbl)
Period and Type of Contract	Average Volumes Hedged		Fixed Swaps	Floor	Ceiling
January 2026 - December 2026
Fixed Swaps - WTI	55,000	Bbls/day	$62.17
Collars - WTI	33,000	Bbls/day		$60.00	$69.38
January 2027 - December 2027
Fixed Swaps - WTI	19,000	Bbls/day	$64.52

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

	Year ended December 31,
In thousands	2025	2024	2023
Cash received (paid) on derivatives:
Crude oil fixed price swaps	$138,693	$58,950	$17,989
Crude oil collars	4,464	—	—
Crude oil NYMEX roll swaps	2,774	(12)	3,519
Natural gas fixed price swaps	102,919	262,394	178,529
Natural gas basis swaps	—	—	4,818
Natural gas collars	76,709	16,069	29,139
Natural gas three-way collars	—	—	3,741
Natural gas WAHA fixed price swaps	—	40,184	19,435
Cash received on derivatives, net	325,559	377,585	257,170
Non-cash gain (loss) on derivatives:
Crude oil fixed price swaps	135,410	(133,711)	134,548
Crude oil collars	58,815	—	—
Crude oil NYMEX roll swaps	—	(6,888)	4,051
Natural gas fixed price swaps	(24,224)	(176,372)	513,129
Natural gas basis swaps	—	—	(8,910)
Natural gas collars	16,702	(11,923)	42,240
Natural gas three-way collars	—	—	(598)
Natural gas WAHA fixed price swaps	—	(21,523)	2,138
Natural gas WAHA basis swaps	37,116	—	—
Non-cash gain (loss) on derivatives, net	223,819	(350,417)	686,598
Gain on derivative instruments, net	$549,378	$27,168	$943,768

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

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the gross amounts of recognized derivative assets and liabilities, the amounts offset under netting arrangements with counterparties, and the resulting net amounts presented in the consolidated balance sheets at December 31, 2025 and 2024, all at fair value.

	December 31,
In thousands	2025	2024
Commodity derivative assets:
Gross amounts of recognized assets	$392,348	$168,023
Gross amounts offset on balance sheet	(6,114)	(10,370)
Net amounts of assets on balance sheet	386,234	157,653
Commodity derivative liabilities:
Gross amounts of recognized liabilities	(11,019)	(10,513)
Gross amounts offset on balance sheet	6,114	10,370
Net amounts of liabilities on balance sheet	$(4,905)	$(143)

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the consolidated balance sheets.

	December 31,
In thousands	2025	2024
Derivative assets	$324,706	$95,227
Derivative assets, noncurrent	61,528	62,426
Net amounts of assets on balance sheet	386,234	157,653
Derivative liabilities, noncurrent	(4,905)	(143)
Total derivative assets, net	$381,329	$157,510

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

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize the valuation of derivative instruments by pricing levels that were accounted for at fair value on a recurring basis as of December 31, 2025 and 2024.

	Fair value measurements at December 31, 2025 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets:
Crude oil fixed price swaps	$—	$147,943	$—	$147,943
Crude oil collars	—	58,815	—	58,815
Natural gas fixed price swaps	—	120,753	—	120,753
Natural gas collars	—	16,702	—	16,702
Natural gas WAHA basis swaps	—	37,116	—	37,116
Total	$—	$381,329	$—	$381,329

	Fair value measurements at December 31, 2024 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets:
Crude oil fixed price swaps	$—	$12,533	$—	$12,533
Natural gas fixed price swaps	—	144,977	—	144,977
Total	$—	$157,510	$—	$157,510

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets are reported at fair value on a nonrecurring basis in the consolidated financial statements. The following methods and assumptions were used to estimate the fair values for those assets.

Asset impairments – Proved crude oil and natural gas properties are reviewed for impairment on a field-by-field basis each quarter. The estimated future cash flows expected in connection with the field are compared to the carrying amount of the field to determine if the carrying amount is recoverable. If the carrying amount of the field exceeds its estimated undiscounted future cash flows, the carrying amount of the field is reduced to its estimated fair value. Risk-adjusted probable and possible reserves may be taken into consideration when determining estimated future net cash flows and fair value when such reserves exist and are economically recoverable. Due to the unavailability of relevant comparable market data, a discounted cash flow method is used to determine the fair value of proved properties. Significant unobservable inputs (Level 3) utilized in the determination of discounted future net cash flows include future commodity prices adjusted for differentials, forecasted production based on decline curve analysis, estimated future operating and development costs, property ownership interests, and a 10% discount rate. At December 31, 2025, the Company’s commodity price assumptions were based on forward NYMEX strip prices through year-end 2030 and were then escalated at 3% per year thereafter. Operating cost assumptions were based on current costs escalated at 3% per year beginning in 2027.

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

For the years ended December 31, 2025 and 2024, estimated future net cash flows were determined to be in excess of cost basis, and therefore no impairments were recorded for the Company’s proved crude oil and natural gas properties. For the year ended December 31, 2023, the Company determined the carrying amounts of certain proved properties were not recoverable from future cash flows, and therefore, were impaired. Such impairments totaled $15.5 million for 2023.

Certain unproved crude oil and natural gas properties were impaired during the years ended December 31, 2025, 2024, and 2023, reflecting recurring amortization of undeveloped leasehold costs on properties the Company expects will not be transferred to proved properties over the lives of the leases based on drilling plans, experience of successful drilling, and the average holding period.

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table sets forth the non-cash impairments of both proved and unproved properties for the indicated periods. Proved and unproved property impairments are recorded under the caption “Property impairments” in the consolidated statements of income.

	Year ended December 31,
In thousands	2025	2024	2023
Proved property impairments	$—	$—	$15,455
Unproved property impairments	58,895	43,199	51,343
Total	$58,895	$43,199	$66,798

Financial Instruments Not Recorded at Fair Value

The following table sets forth the estimated fair values of financial instruments that are not recorded at fair value in the consolidated financial statements.

	December 31, 2025		December 31, 2024
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt:
Credit facility	$—	$—	$20,000	$20,000
Notes payable	—	—	15,159	13,900
2.268% Senior Notes due 2026	798,609	784,400	797,056	758,400
4.375% Senior Notes due 2028	997,005	997,700	995,635	972,200
5.75% Senior Notes due 2031	1,488,995	1,539,100	1,487,175	1,481,700
2.875% Senior Notes due 2032	794,525	697,600	793,740	655,500
4.9% Senior Notes due 2044	692,912	557,400	692,682	564,800
Total debt	$4,772,046	$4,576,200	$4,801,447	$4,466,500

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

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Debt

The Company's debt, net of unamortized discounts, premiums, and debt issuance costs totaling $28.0 million and $33.8 million at December 31, 2025 and 2024, respectively, consists of the following.

	December 31,
In thousands	2025	2024
Credit facility	$—	$20,000
Notes payable	—	15,159
2.268% Senior Notes due 2026 (1)	798,609	797,056
4.375% Senior Notes due 2028	997,005	995,635
5.75% Senior Notes due 2031	1,488,995	1,487,175
2.875% Senior Notes due 2032	794,525	793,740
4.9% Senior Notes due 2044	692,912	692,682
Total debt	4,772,046	4,801,447
Less: Current portion of long-term debt	798,609	2,587
Long-term debt, net of current portion	$3,973,437	$4,798,860

(1) The Company’s 2026 Notes, which have a face value of $800 million at December 31, 2025, are scheduled to mature on November 15, 2026 and, accordingly, are included as a current liability in the caption “Current portion of long-term debt” in the consolidated balance sheets as of December 31, 2025.

Credit Facility

The Company has a credit facility, maturing in October 2029, with aggregate lender commitments totaling $1.8 billion. The Company has the option to extend the October 2029 maturity date by up to two additional one-year periods subject to lender consent. The credit facility is unsecured and has no borrowing base requirement subject to redetermination.

The Company had no outstanding borrowings on its credit facility at December 31, 2025. The Company incurs commitment fees based on currently assigned credit ratings of 0.20% per annum on the daily average amount of unused borrowing availability. Credit facility borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company’s senior, unsecured, long-term indebtedness.

The credit facility contains certain restrictive covenants, including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of (a) net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by (b) the sum of net debt plus total shareholders’ equity (i) plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014 and (ii) plus (to the extent resulting in a reduction of total shareholders’ equity) or minus (to the extent resulting in an increase of total shareholders’ equity), as applicable, the amount of the non-cash impact of the accounting treatment for the Redemption Agreement, which amount shall be further adjusted, (x) if the Redemption Agreement is amended without the lenders consent and has the effect of materially increasing the scope of the Company’s obligations beyond the last form of the Redemption Agreement that was approved by the lenders and (y) to reflect the impact of any cash payments actually made under the agreement. The Company was in compliance with the credit facility covenants at December 31, 2025.

Senior Notes

The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at December 31, 2025.

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

The indentures governing the Company’s senior notes contain covenants that, among other things, limit the Company’s ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, or consolidate, merge or transfer certain assets. These covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at December 31, 2025.

The senior notes are obligations of Continental Resources, Inc. Additionally, certain of the Company’s wholly-owned consolidated subsidiaries (Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, The Mineral Resources Company, LLC, SCS1 Holdings LLC, Continental Innovations LLC, Jagged Peak Energy LLC, and Parsley SoDe Water LLC) fully and unconditionally guarantee the senior notes on a joint and several basis. The Company's subsidiaries formed under the laws of foreign jurisdictions (Continental Resources Argentina S.A.U. and Continental Resources Turkey Petrol Arama ve Üretim Limited Şirketi) are not currently required to guarantee the senior notes under the terms of the indentures governing such notes. The financial information of the guarantor group is not materially different from the consolidated financial statements of the Company. The Company’s other subsidiaries, whose assets, equity, and results of operations attributable to the Company are not material, do not guarantee the senior notes.

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

Repayment of Notes Payable

In June 2020, the Company borrowed an aggregate of $26.0 million under two 10-year amortizing term loans secured by the Company’s corporate office building and its interest in parking facilities in Oklahoma City, Oklahoma. The Company repaid the outstanding $14.4 million principal balance of its term loans during the three months ended June 30, 2025. The loans were scheduled to mature in May 2030.

Note 9. Revenues

Below is a discussion of the nature, timing, and presentation of revenues arising from the Company’s major revenue-generating arrangements.

Operated crude oil revenues – The Company pays third parties to transport the majority of its operated crude oil production from lease locations to downstream market centers, at which time the Company’s customers take title and custody of the product in exchange for prices based on the particular market where the product was delivered. Operated crude oil revenues are recognized during the month in which control transfers to the customer and it is probable the Company will collect the consideration it is entitled to receive. Crude oil sales proceeds from operated properties are generally received by the Company within one month after the month in which a sale

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

has occurred. Operated crude oil revenues are presented separately from transportation expenses, as the Company controls the operated production prior to its transfer to customers. Transportation expenses associated with the Company’s operated crude oil production totaled $298.0 million, $317.8 million, and $284.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Under certain arrangements, the Company may elect to take a volume of processed residue gas and/or NGLs in-kind at the tailgate of the midstream customer’s processing plant in lieu of a monetary settlement for the sale of the Company's operated production. When the Company elects to take volumes in kind, it takes possession of the processed products at the tailgate of the processing facility and either sells them at the tailgate or pays third parties to transport the products to downstream delivery points, where it then sells to customers at prices applicable to those downstream markets. In such situations, operated revenues are recognized during the month in which control transfers to the customer at the delivery point and it is probable the Company will collect the consideration it is entitled to receive. Operated sales proceeds are generally received by the Company within one month after the month in which a sale has occurred. In these scenarios, the Company’s revenues include the pricing adjustments applied by the midstream processing entity according to the applicable contractual pricing formula, but exclude the transportation expenses the Company incurs to transport the processed products to downstream customers. Transportation expenses associated with these arrangements totaled $34.7 million, $49.5 million, and $54.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

	Year ended December 31,
	2025			2024			2023
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken	$2,960,045	$343,982	$3,304,027	$3,386,418	$283,248	$3,669,666	$3,777,412	$380,359	$4,157,771
Anadarko Basin	801,496	684,091	1,485,587	968,795	532,747	1,501,542	999,009	687,687	1,686,696
Powder River Basin	401,457	54,574	456,031	428,667	46,412	475,079	410,963	43,968	454,931
Permian Basin	1,501,974	123,529	1,625,503	1,394,808	66,135	1,460,943	1,135,421	74,133	1,209,554
All other	112,394	39	112,433	149,361	94	149,455	175,118	193	175,311
Crude oil, natural gas, and natural gas liquids sales	$5,777,366	$1,206,215	$6,983,581	$6,328,049	$928,636	$7,256,685	$6,497,923	$1,186,340	$7,684,263

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

The Company's outstanding crude oil sales contracts at December 31, 2025 are primarily short-term in nature with contract terms of less than one year. For such contracts, the Company has utilized the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations, if any, if the performance obligation is part of a contract that has an original expected duration of one year or less.

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

Contract balances

Under the Company’s commodity sales contracts or activities that give rise to service revenues, the Company recognizes revenue after its performance obligations have been satisfied, at which point the Company has an unconditional right to receive payment. Accordingly, the Company’s commodity sales contracts and service activities generally do not give rise to contract assets or contract liabilities under ASC Topic 606. Instead, the Company’s unconditional rights to receive consideration are presented as a receivable within “Accounts receivable, net” in its consolidated balance sheets.

Revenues from previously satisfied performance obligations

To record revenues for commodity sales, at the end of each month the Company estimates the amount of production delivered and sold to customers and the prices to be received for such sales. Differences between estimated revenues and actual amounts received for all prior months are recorded in the month payment is received from the customer and are reflected in the financial statements within the caption “Crude oil, natural gas, and natural gas liquids sales”. Revenues recognized during the years ended December 31, 2025, 2024, and 2023 related to performance obligations satisfied in prior reporting periods were not material.

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Allowance for Credit Losses

The Company’s principal exposure to credit risk is through the sale of its crude oil, natural gas, and NGL production and its receivables associated with billings to joint interest owners. Accordingly, the Company classifies its receivables into two portfolio segments as discussed below, the balances of which are combined to form the caption "Accounts receivable, net" in the consolidated balance sheets.

Historically, the Company’s credit losses on receivables have been immaterial. The Company’s aggregate allowance for credit losses totaled $4.0 million and $4.1 million at December 31, 2025 and 2024, respectively, which is netted within the caption "Accounts receivable, net" in the consolidated balance sheets. Aggregate credit loss expenses totaled $0.1 million, $1.4 million, and $0.1 million for the years ended December 31, 2025, 2024, and 2023, respectively, which are included in “General and administrative expenses” in the consolidated statements of income.

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

Receivables associated with crude oil, natural gas, and NGL sales, which totaled $1.0 billion, $1.2 billion, and 1.2 billion at December 31, 2025, 2024, and 2023 respectively, are short term in nature. Receivables from the sale of crude oil, natural gas, and NGLs from operated properties are generally collected within one month after the month in which a sale has occurred, while receivables associated with non-operated properties are generally collected within two to three months after the month in which production occurs.

The Company’s allowance for credit losses on crude oil, natural gas, and NGL sales was negligible at both December 31, 2025 and December 31, 2024. The allowance was determined by considering a number of factors, primarily including the Company’s history of credit losses with adjustment as needed to reflect current conditions, the length of time accounts are past due, whether amounts relate to operated properties or non-operated properties, and the counterparty's ability to pay. There were no significant write-offs, recoveries, or changes in the provision for credit losses on this portfolio segment during the years ended December 31, 2025, 2024, and 2023.

Receivables—Joint interest and other

Joint interest and other receivables, which totaled $394.6 million, $381.8 million, $350.9 million at December 31, 2025, 2024, and 2023 respectively, primarily arise from billing the individuals and entities who own a partial interest in the wells we operate. Joint interest receivables are due within 30 days and are considered delinquent after 60 days. In order to minimize our exposure to credit risk with these counterparties we generally request prepayment of drilling costs where it is allowed by contract or state law. Such prepayments are used to offset future capital costs when billed, thereby reducing the Company’s credit risk. We may have the right to place a lien on a co-owner's interest in the well, to net production proceeds against amounts owed in order to secure payment or, if necessary, foreclose on the co-owner’s interest.

The Company’s allowance for credit losses on joint interest receivables totaled $4.0 million and $4.1 million at December 31, 2025 and 2024, respectively. The allowance was determined by considering a number of factors, primarily including the Company’s history of credit losses with adjustment as needed to reflect current conditions, the length of time accounts are past due, the ability to recoup amounts owed through netting of production proceeds, the balance of co-owner prepayments if any, and the co-owner’s ability to pay. There were no significant write-offs, recoveries, or changes in the provision for credit losses on this portfolio segment during the years ended December 31, 2025, 2024, and 2023.

Note 11. Income Taxes

In July 2025, the One Big Beautiful Bill Act (the "Act") was enacted, which included a broad range of tax reform provisions affecting businesses. Below is a summary of notable changes included in the Act.

Bonus depreciation – the Act permanently restored 100% immediate expensing for qualifying tangible property placed into service after January 19, 2025.

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Intangible drilling and development costs – the Act introduced a new adjustment for intangible drilling and development costs that will be included in the computation of adjusted financial statement income to determine liability for the corporate alternative minimum tax ("CAMT") effective for tax years beginning after December 31, 2025.

In accordance with US GAAP, the Company recognized the tax effects from the Act in the third quarter of 2025, the reporting period that included the enactment date. As a result of the Act, the Company became subject to CAMT for the 2025 tax year and recorded CAMT credit carryforwards of $285 million at December 31, 2025. These CAMT credit carryforwards do not expire and may be used to offset future regular U.S. federal income tax liabilities. Given the Company’s future taxable income projections, CAMT did not impact the Company’s quarterly or annual effective tax rates during 2025.

As discussed in Note 1. Organization and Summary of Significant Accounting Policies, at December 31, 2025 the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The disclosures required by the new standard are presented below as applicable. The standard was adopted on a retrospective basis and, accordingly, information for prior periods has been adjusted to conform to the new presentation.

The items comprising the Company’s provision for income taxes are as follows for the periods presented:

	Year ended December 31,
In thousands	2025	2024	2023
Current income tax provision:
United States federal	$224,711	$591,706	$461,487
State and local	542	43,357	37,173
Total current income tax provision	225,253	635,063	498,660
Deferred income tax provision (benefit):
United States federal	321,298	(148,273)	318,484
State and local	21,340	(14,941)	10,486
Total deferred income tax provision (benefit)	342,638	(163,214)	328,970
Provision for income taxes	$567,891	$471,849	$827,630
Effective tax rate	21.2%	19.0%	21.1%

The Company’s effective tax rate differs from the United States federal statutory tax rate due to the effect of state income taxes, permanent taxable differences, tax credits, and other tax items as reflected in the table below.

	Year ended December 31,
	2025		2024		2023
In thousands, except tax rates	Amount	Percent	Amount	Percent	Amount	Percent
Income before income taxes	$2,676,537		$2,488,567		$3,928,947

U.S. federal statutory tax expense and rate	562,073	21.0%	522,599	21.0%	825,079	21.0%
State taxes, net of federal income tax effect (1)	21,882	0.8%	28,416	1.2%	47,659	1.2%
Federal tax credits
Research and development tax credits	(11,890)	(0.4)%	(82,014)	(3.3)%	(45,082)	(1.1)%
Other	(1,500)	(0.1)%	(1,662)	(0.1)%	—	—%
Nontaxable or nondeductible items
Other	(2,674)	(0.1)%	4,510	0.2%	(26)	(0.0)%
Income tax expense and effective tax rate	$567,891	21.2%	$471,849	19.0%	$827,630	21.1%

(1) State taxes in North Dakota during the years ended December 31, 2025, 2024, and 2023 made up the majority (greater than 50%) of the tax effect in this category.

Federal and state income taxes paid by the Company are as follows for the periods presented:

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31,
In thousands	2025	2024	2023
Cash paid for federal income taxes	$295,000	$644,000	$458,000
Cash paid for state income taxes, net of refunds:
North Dakota	1,641	52,000	102,000
Other	4,196	6,139	6,251
Total cash paid for state income taxes, net of refunds	5,837	58,139	108,251
Total cash paid for income taxes, net of refunds	$300,837	$702,139	$566,251

The components of the Company’s deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 are reflected in the table below.

	December 31,
In thousands	2025	2024
Deferred tax assets
Net operating loss carryforwards	$65,277	$30,298
Corporate alternative minimum tax carryforward	284,954	—
Incentive compensation	23,922	26,224
Other	53,229	34,343
Total deferred tax assets	427,382	90,865
Deferred tax liabilities
Property and equipment	(3,381,439)	(2,755,011)
Net deferred hedge gains	(89,010)	(37,226)
Other	(3,640)	(2,697)
Total deferred tax liabilities	(3,474,089)	(2,794,934)
Deferred income tax liabilities, net	$(3,046,707)	$(2,704,069)

In assessing the realizability of deferred tax assets the Company must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company applies judgment to determine the weight of both positive and negative evidence in order to conclude whether a valuation allowance is necessary for its deferred tax assets. In determining whether a valuation allowance is required, the Company considers, among other factors, the Company’s financial position, results of operations, projected future taxable income, reversal of existing deferred tax liabilities against deferred tax assets, and tax planning strategies. No valuation allowances were recognized during the years ended December 31, 2025, 2024, and 2023.

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

As of December 31, 2025, the Company had federal, North Dakota and Oklahoma net operating loss (“NOL”) carryforwards of $122 million, $45 million, and $1.2 billion respectively that have an indefinite life. As of December 31, 2025, the Company had North Dakota and Texas research and development tax credit carryforwards of $3 million and $6 million, respectively, that carryforward 15 years and 20 years, respectively. As of December 31, 2025, the Company had a CAMT carryforward of $285 million that has an indefinite life. The Company files income tax returns in U.S. federal and various other state and foreign jurisdictions where it operates. With few exceptions, the Company is no longer subject to U.S. federal or various other state and foreign income tax examinations by tax authorities for years prior to 2022.

Note 12. Leases

The Company’s lease liabilities recognized on the balance sheet as a lessee totaled $28.9 million and $19.9 million as of December 31, 2025 and 2024, respectively, at discounted present value, which is comprised of the asset classes reflected in the table below. The amounts disclosed herein primarily represent costs associated with properties operated by the Company that are presented on a gross basis and do not represent the Company’s net proportionate share of such amounts. A portion of these costs have been or will be billed to other working interest owners. Once paid, the Company’s share of these costs are included in property and equipment, production expenses, or general and administrative expenses, as applicable.

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company accounts for lease and non-lease components in its contracts as a single lease component for all asset classes. Additionally, the Company does not apply the recognition requirements of ASC Topic 842 to leases with durations of twelve months or less and uses hindsight in determining the lease term for all leases. The Company’s leasing activities as a lessor are negligible.

	December 31,
In thousands	2025	2024
Surface use agreements	$15,332	$16,370
Field equipment	13,223	3,034
Other	371	465
Total	$28,926	$19,869

Minimum future commitments by year for the Company’s operating leases as of December 31, 2025 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the balance sheet.

In thousands	Amount
2026	11,451
2027	5,858
2028	1,746
2029	1,749
2030	1,749
Thereafter	12,984
Total operating lease liabilities, at undiscounted value	$35,537
Less: Imputed interest	(6,611)
Total operating lease liabilities, at discounted present value	$28,926
Less: Current portion of operating lease liabilities	(10,225)
Operating lease liabilities, noncurrent	$18,701

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

	Year ended December 31,
In thousands, except weighted average data	2025	2024	2023
Lease costs:
Operating lease costs	$14,185	$20,073	$13,121
Variable lease costs	2,698	1,174	896
Short-term lease costs	166,886	180,830	168,680
Total lease costs	$183,769	$202,077	$182,697

Other information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$21,147	$1,097	$24,949
Operating cash flows from operating leases included in lease liabilities	14,087	20,076	13,166
Weighted average remaining lease term as of December 31 (in years)	7.4	11.1	6.9
Weighted average discount rate as of December 31	4.7%	4.8%	4.7%

Note 13. Commitments and Contingencies

Transportation, gathering, and processing commitments – The Company has entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. The commitments, which have varying terms extending as far as 2031, require the Company to pay per-unit transportation, gathering, or processing charges regardless of the amount of capacity used. Future commitments remaining as of December 31, 2025 under the arrangements amount to approximately $500 million, of which $219 million is expected to be incurred in 2026, $204 million in 2027, $68 million in

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2028, $3 million in 2029, $3 million in 2030, and $3 million thereafter. A portion of these future costs will be borne by other interest owners. The Company is not committed under the above contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future. These commitments do not qualify as leases under ASC Topic 842 and are not recognized on the Company’s balance sheet.

Lease commitments – The Company has various lease commitments primarily associated with surface use agreements and field equipment. See Note 12. Leases for additional information.

Litigation pertaining to routine operations

The Company is involved in various legal proceedings including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, antitrust claims related to the market price of hydrocarbons, personal injury claims, regulatory compliance matters, disputes with tax authorities and other matters. While the outcome of these legal matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its financial condition, results of operations or cash flows. As of December 31, 2025 and 2024, the Company had recognized a liability within “Other noncurrent liabilities” of $1.4 million and $15.9 million, respectively, for various matters, none of which are believed to be individually significant.

Litigation pertaining to 2022 take-private transaction

In April 2023, three separate putative class action lawsuits were consolidated under the caption In re Continental Resources, Inc. Shareholder Litigation, Case No. CJ-2022-4162, in the District Court of Oklahoma County, Oklahoma (the “Consolidated Action”). In the Consolidated Action, the plaintiffs, on behalf of themselves and all other similarly situated former shareholders of the Company, allege that Mr. Hamm, certain trusts established for the benefit of Mr. Hamm and/or his family members, and certain other directors of the Company breached their fiduciary duties in connection with the 2022 take-private transaction and seek: (i) monetary damages; (ii) the costs and expenses associated with the lawsuits; and (iii) other equitable relief. This matter is currently set for trial in May 2026. The defendants continue to vigorously defend themselves against these claims.

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

Stock Redemption Agreement – In 2024, Continental entered into a Redemption Agreement with Mr. Hamm and certain members of his family whereby, following Mr. Hamm’s passing, his estate may, but is not obligated to, elect from time-to-time to require Continental to redeem sufficient shares to enable the estate to fund the payment of estate taxes and interest as they become due. Mr. Hamm’s potential estate tax liability is expected to be primarily based on the fair market value his estate assigns to his Continental stock at the time of passing. The agreement contemplates that the estate will defer and pay the potential estate taxes and related interest in installments over a period of up to 14 years as permitted by the Internal Revenue Code. Assuming the estate elects to exercise its redemption rights, Continental’s potential obligations are expected to occur over the same 14 year period in conjunction with the estate’s installment payments. The future value of Continental, the future tax laws and resulting estate tax liability, the timing of any redemptions, and the potential number and value of shares Continental may be required to redeem under the agreement are unknown and subject to numerous uncertainties and cannot be reasonably quantified. There have been no share repurchases or settlements under the agreement since its inception.

Note 14. Related Party Transactions

Certain officers of the Company own or control entities that own working and royalty interests in wells operated by the Company. The Company paid revenues to these affiliates, including royalties, of $0.2 million, $0.3 million, and $0.4 million and received payments from these affiliates of $0.1 million, $0.1 million, and $0.1 million during the years ended December 31, 2025, 2024, and 2023, respectively, relating to the operations of the respective properties. In connection with such interest, we also paid these affiliates $0.1 million for their share of interests in certain wells divested by the Company for the year ended December 31, 2024. At December 31, 2025 and 2024, approximately $21,000 and $18,000, respectively, was due from these affiliates relating to these transactions, which is included in “Accounts receivable, net" on the consolidated balance sheets. At December 31, 2025 and 2024, approximately $17,000

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

and $21,000, respectively, was due to these affiliates relating to these transactions, which is included in “Revenues and royalties payable” on the consolidated balance sheets.

The Company allows certain affiliates to use its corporate aircraft and crews and has used the aircraft of those same affiliates from time to time in order to facilitate efficient transportation of Company personnel. The rates charged between the parties vary by type of aircraft used. For usage during 2025, 2024, and 2023, the Company charged affiliates approximately $25,000, $8,500, and $28,100, respectively, for use of its corporate aircraft crews, fuel, and reimbursement of expenses and received approximately $22,000, $14,100, and $31,000 from affiliates in 2025, 2024, and 2023, respectively, in connection with such items. The Company was charged approximately $603,000, $404,000, and $312,000, respectively, by affiliates for use of their aircraft and reimbursement of expenses during 2025, 2024, and 2023 and paid $684,000, $271,000, and $299,000 to the affiliates in 2025, 2024, and 2023, respectively. At December 31, 2025 and 2024, approximately $4,000 and $1,000, respectively, was due from an affiliate relating to these transactions, which is included in “Accounts receivable, net” on the consolidated balance sheets. At December 31, 2025 and 2024, approximately $51,000 and $133,000, respectively, was due to an affiliate relating to these transactions, which is included in “Accounts payable trade” on the consolidated balance sheets.

See Note 13. Commitments and Contingencies—Stock Redemption Agreement for discussion of the redemption agreement entered into between the Company, Mr. Hamm, and certain members of his family in 2024.

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

At December 31, 2025, the Company had recorded a current liability of $82.5 million and a non-current liability of $20.0 million in the captions “Current portion of incentive compensation liability” and “Incentive compensation liability, noncurrent,” respectively, in the consolidated balance sheets associated with the awards. Such amounts reflect the Company’s estimate of expected future cash payments multiplied by the percentage of requisite service periods that employees have completed as of December 31, 2025. The Company’s compensation expense associated with such awards during the years ended December 31, 2025, 2024, and 2023 which is included in the caption “General and administrative expenses” in the consolidated statements of income, was $76.9 million, $83.7 million and $93.1 million, respectively. As of December 31, 2025, there was approximately $48.6 million of unrecognized liabilities and compensation expense related to unvested awards, which are expected to be recognized over a weighted average period of 1.2 years. The current liability at December 31, 2025 was paid in cash to employees in February 2026 upon the scheduled vesting of awards.

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

In December 2024, the Company amended its Certificate of Incorporation to create Class A Common Stock and Class B Common Stock. The Class A Common Stock has a par value of $0.01 per share, with 400,000 shares authorized and includes voting rights. The Class B Common Stock has a par value of $0.01 per share, with 400,000,000 shares authorized and does not include voting rights. Except for the difference in voting rights, the Class A and Class B shares have the same rights and privileges, rank equally, and are identical in all respects. In December 2024, the Company entered into a share exchange agreement with shareholders of the Hamm Family to exchange their existing common shares into the newly designated Class A voting shares and Class B non-voting shares. The voting control and total equity ownership percentages of each individual shareholder remained the same before and after the share exchange.

As of December 31, 2025 and 2024 all shares of Class A and Class B Common Stock were held by the Hamm Family. As of December 31, 2025 and 2024, the Company had 187,256 shares issued and outstanding of Class A Common Stock and 299,423,011 shares issued and outstanding of Class B Common Stock.

Dividend Payments

During the years ended December 31, 2025, 2024, and 2023 the Company paid $0.6 million, $2.3 million, and $2.1 million of dividends, respectively, to employees upon vesting of long-term incentive units which had accumulated dividends declared in periods prior to the take-private transaction.

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

Continental holds a controlling financial interest in TMRC II and manages its operations. Accordingly, Continental consolidates the financial results of the entity and presents the portion of TMRC II’s results attributable to Franco-Nevada as a noncontrolling interest in its consolidated financial statements. Periodically, Franco-Nevada makes capital contributions to, and receives revenue distributions from, TMRC II and the portion of Continental’s consolidated net assets attributable to Franco-Nevada totaled $339.8 million and $348.8 million at December 31, 2025 and 2024, respectively.

Note 18. Equity Investment

In 2022 the Company began investing in an affiliate of Summit Carbon Solutions (“Summit”) to develop carbon capture and sequestration infrastructure. Summit was founded in 2020 with the goal of decarbonizing the biofuel and agriculture industries and seeks to lower greenhouse gas emissions by connecting industrial facilities via strategic infrastructure to capture, transport, and store carbon dioxide in the United States. The project is in the design, permitting, and preliminary construction phases.

During the years ended December 31, 2025, 2024, and 2023 the Company contributed $21.3 million, $21.5 million, and $32.8 million, respectively, and continues to provide additional funding to Summit from time to time. The Company's investment in Summit had a carrying value of $258.9 million and $256.0 million at December 31, 2025 and 2024, respectively, which is included in the caption “Investment in unconsolidated affiliates” in the consolidated balance sheets.

The Company has board representation and holds an approximate 22% non-controlling ownership interest in the equity of Summit Carbon Holdings, the parent company of Summit Carbon Solutions, and thus has significant influence over the entity. The Company is not the primary beneficiary of Summit and accounts for its investment under the equity method of accounting. The Company’s share of earnings/losses from its investment was immaterial for the years ended December 31, 2025, 2024, and 2023.

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The following table presents the amount of capitalized exploratory well costs pending evaluation at December 31 for each of the last three years and changes in those amounts during the years then ended:

	Year ended December 31,
In thousands	2025	2024	2023
Balance at January 1	$173,446	$159,734	$84,822
Additions to capitalized exploratory well costs pending determination of proved reserves	638,686	449,747	345,434
Reclassification to proved crude oil and natural gas properties based on the determination of proved reserves	(627,257)	(435,333)	(270,490)
Capitalized exploratory well costs charged to expense	(689)	(702)	(32)
Balance at December 31	$184,186	$173,446	$159,734
Number of gross wells	34	42	34

As of December 31, 2025, the Company had no significant exploratory well costs that were suspended one year beyond the completion of drilling.

Note 20. Supplemental Crude Oil and Natural Gas Information (Unaudited)

The table below provides estimates of proved reserves prepared by the Company’s internal technical staff and independent external reserve engineers in accordance with SEC definitions. Ryder Scott Company, L.P. prepared reserve estimates for properties comprising approximately 97%, 97%, and 99% of the Company’s total proved reserves as of December 31, 2025, 2024, and 2023, respectively. Remaining reserve estimates were prepared by the Company’s internal technical staff.

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

Reserves at December 31, 2025, 2024, and 2023 were computed using the 12-month unweighted average of the first-day-of-the-month commodity prices as required by SEC rules. All proved reserves stated herein are located in the United States. Proved reserves attributable to noncontrolling interests are not material relative to the Company's consolidated reserves and are not separately

Continental Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

presented. Natural gas imbalance receivables and payables for each of the three years ended December 31, 2025, 2024, and 2023 were not material and have not been included in the reserve estimates.

Proved crude oil and natural gas reserves

The following information sets forth the estimated quantities of proved developed and proved undeveloped crude oil and natural gas reserves of the Company as of December 31, 2025, 2024, and 2023.

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

	December 31,
	2025	2024	2023
Proved Developed Reserves
Crude oil (MBbl)	388,667	408,394	401,851
Natural Gas (MMcf)	3,485,281	3,308,345	3,221,566
Total (MBoe)	969,548	959,785	938,779
Proved Undeveloped Reserves
Crude oil (MBbl)	342,365	430,512	512,183
Natural Gas (MMcf)	2,414,070	2,607,079	2,376,765
Total (MBoe)	744,710	865,025	908,310
Total Proved Reserves
Crude oil (MBbl)	731,032	838,906	914,034
Natural Gas (MMcf)	5,899,351	5,915,424	5,598,331
Total (MBoe)	1,714,258	1,824,810	1,847,089

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or any disagreements with accountants.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of December 31, 2025 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), the management of our Company concluded that our internal control over financial reporting was effective as of December 31, 2025.

/s/ Robert D. Lawler

President and Chief Executive Officer

/s/ John D. Hart

Chief Financial Officer and Executive Vice President of Strategic Planning

February 23, 2026

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance Information About Our Executive Officers

Our current executive officers are named below:

Name	Age	Position
Harold G. Hamm	80	Chairman Emeritus
Shelly Lambertz	59	Executive Chairman
Robert D. (“Doug”) Lawler	59	President and Chief Executive Officer and Director
John D. Hart	58	Chief Financial Officer and Executive Vice President of Strategic Planning
Michael Aaron Chang	38	Chief Operating Officer
Jeffrey B. Hume	74	Vice-Chairman, Corporate Strategic Growth
James R. Webb	58	Executive Vice President, General Counsel, Chief Administrative Officer and Secretary
Robert Hagens	67	Senior Vice President, Commercial Development

Harold G. Hamm is our Chairman Emeritus, a position he has held since August 19, 2025. Prior to then, he served as Executive Chairman, a position he held from November 2022 to August 19, 2025. Mr. Hamm served as our non-employee Chairman from May 19, 2021 to November 22, 2022. Prior to assuming the role of Chairman, he served as Executive Chairman of the Board from January 1, 2020 to May 19, 2021, and as employee Chairman prior to that. He has served as a director since our inception in 1967 and served as our Chief Executive Officer from 1967 to December 31, 2019. In addition, Mr. Hamm served as our President from October 31, 2008 to November 3, 2009. He served as Chairman of the board of directors of the publicly traded general partners of Hiland Partners, LP (“Hiland”) and Hiland Holdings GP, LP (“Hiland Holdings”), former affiliates of ours through February 13, 2015. From September 2005 through February 2012, Mr. Hamm served as a director of Complete Production Services, Inc., an oil and gas service company publicly traded on the New York Stock Exchange (“NYSE”). Mr. Hamm is Chairman of Domestic Energy Producers Alliance and served as Chairman of the Oklahoma Independent Petroleum Association from June 2005 to June 2007 (currently known as the Petroleum Alliance of Oklahoma). He was President of the National Stripper Well Association, founder and Chairman of Save Domestic Oil, Inc., served on the board of directors of the Oklahoma Energy Explorers, Oklahoma Independent Petroleum Association and is co-chairman of the Council for a Secure America.

Shelly Lambertz is our Executive Chairman, a position she has held since August 19, 2025. Prior to this, she served as our Executive Vice President, Chief Culture and Administrative Officer, a position she held from January 12, 2022 to August 19, 2025. Ms. Lambertz served as our Chief Culture Officer and Senior Vice President, Human Resources from February 2020 to January 12, 2022, and as the Company’s Vice President, Human Resources from October 2018 to February 2020. Ms. Lambertz served as a director from May 2018 to November 2022, and on January 22, 2023, she was again appointed to serve as a director. Before joining the Company as an employee, she served as the Chief Operating Officer at Hamm Capital, a family investment and advisory firm based in Oklahoma City, from August 2011 to October 2018. Ms. Lambertz also serves as Director of the Harold Hamm Foundation. From 1999 to 2005, Ms. Lambertz was the Executive Director of the YWCA in Enid, Oklahoma. From 1996 to 1998, Ms. Lambertz was Director of Human Resources and Business Development Advisor for Hamm & Phillips Service Company. She began her career working for the U.S. House of Representatives in Washington, D.C. Positions there included Office Manager for Congressman Mickey Edwards (OK), Legislative Assistant for the Leadership Office of Minority Leader Bob Michel (IL), and Deputy Chief of Staff for Frank Lucas (OK). Ms. Lambertz holds a bachelor’s degree in business administration from Oklahoma State University.

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

Michael Aaron Chang is our Chief Operating Officer, a position he has held since March 31, 2025. Prior to this, he served as Vice President, Anadarko Basin from July 2022 to March 31, 2025. From June 2020 to July 2022, he served as Vice President of Oil & Gas Marketing. Mr. Chang joined the company in April 2017 as part of our Marketing department until he returned to operations in 2022. Mr. Chang has extensive experience in the oil and gas industry, spanning both the midstream and upstream sectors in engineering, commercial, and operational roles. Mr. Chang graduated from Oklahoma State University with a Bachelor of Science in Chemical Engineering.

Jeffrey B. Hume is our Vice Chairman, Corporate Strategic Growth, a position he has held since March 19, 2025. Prior to this, he served as our Vice Chairman of Strategic Growth Initiatives, a position he held from June 2012 to March 19, 2025. He previously served as our President from November 3, 2009 until June 2012. From November 2008 to June 2012, Mr. Hume also served as our Chief Operating Officer after serving as our Senior Vice President of Operations since November 2006. He was previously appointed as Senior Vice President of Resource and Business Development in October 2005, Senior Vice President of Resource Development in July 2002, and served as Vice President of Drilling Operations from 1996 to 2002. Prior to joining us in May 1983 as Vice President of Engineering and Operations, Mr. Hume held various engineering positions with Sun Oil Company, Monsanto Company, and FCD Oil Corporation. Mr. Hume is a Registered Professional Engineer and member of the Society of Petroleum Engineers, The Petroleum Alliance of Oklahoma, and the Oklahoma and National Professional Engineering Societies. Mr. Hume graduated from Oklahoma State University with a Bachelor of Science in Petroleum Engineering Technology.

James R. Webb is our Executive Vice President, General Counsel, Chief Administrative Officer and Secretary, a position he has held since August 19, 2025. Prior to this, he served as our Senior Vice President, General Counsel, and Secretary, a position he held from November 2022 to August 19, 2025. From September 2021 to November 2022, Mr. Webb served as Senior Vice President, General Counsel, Chief Risk Officer, and Secretary. Prior to joining the Company, Mr. Webb served in various executive roles at Chesapeake from 2012 to 2021, most recently as Executive Vice President – General Counsel and Corporate Secretary from January 2014 to June 2021. Chesapeake voluntarily filed for Chapter 11 bankruptcy protection in June of 2020 and emerged from bankruptcy in February of 2021. Immediately prior to joining Chesapeake, Mr. Webb was an attorney with the law firm of McAfee & Taft from 1995 to October 2012.

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

Code of Business Conduct and Insider Trading Policy

We have adopted a Code of Business Conduct as a matter of sound corporate governance to promote honest and ethical conduct, consistent with our core values. We adopted the current version of our Code of Business Conduct in January 2026. The Code of Business Conduct is reviewed annually in order to evaluate whether further revisions are necessary or desirable. The Code of Business Conduct is applicable to all employees, officers, and directors, including our principal executive, financial, and accounting officers.

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

Item 11. Executive Compensation

2025 Compensation Discussion and Analysis and Executive Officer Compensation

Introduction

The discussion below summarizes the approach taken with respect to the compensation of our Principal Executive Officer, Principal Financial Officer, and the three other most highly compensated executive officers during 2025. These individuals are identified below and are referred to collectively in the discussion below as the “NEOs” for 2025. The discussion summarizes our compensation philosophy and the different components of our compensation program and provides information regarding the financial statement impact for 2025 associated with the compensation program for our NEOs.

Our NEOs for 2025 (determined in accordance with the requirements of Item 402 of Regulation S-K) are:

•
Shelly Lambertz, Executive Chairman;
•
Robert D. (“Doug”) Lawler, President and Chief Executive Officer;
•
John D. Hart, Chief Financial Officer and Executive Vice President of Strategic Planning;
•
James R. Webb, Executive Vice President, General Counsel, Chief Administrative Officer and Secretary; and
•
Michael Aaron Chang, Chief Operating Officer.

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

For 2025, our Chairman Emeritus, Executive Chairman, and President and Chief Executive Officer (collectively, referred to herein as the “Management Compensation Group”) evaluated how the following elements (collectively, the “Primary Compensation Elements”) of our compensation program compared to the compensation awarded by the members of the then current compensation survey group as identified by the Management Compensation Group. The Management Compensation Group’s analysis consisted of comparing the market data of base salary, cash bonus, long-term incentive awards, and total compensation of the then current compensation survey group to the compensation of each of our NEOs. Total compensation for each NEO is structured to target compensation levels near the 50th percentile, taking into account responsibilities and duties, experience, individual performance, and time in position.

Role of Management

The Management Compensation Group is responsible for overseeing all aspects of our benefit and compensation plans and programs for our executive officers. For 2025, the Management Compensation Group reviewed and determined the individual elements of total compensation of the NEOs listed above, as well as our other executive officers. Since our compensation programs are relatively simple, we do not have complex equity plans or change in control or severance obligations that are out of line with market norms. Mr. Lawler does have an agreement on market terms specifying what Mr. Lawler will receive in the event he is terminated: (x) for reasons other than cause, disability, or death; (y) for good reason during a transition period following customary specified events; and (z) for cause, death, or disability. Given Mr. Lawler’s key role within the Company’s business, the Company determined it was important for retention purposes to provide Mr. Lawler with customary market protection in relation to these types of events.

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

Role of Compensation Consultants

For 2025, the Management Compensation Group retained the services of an independent compensation consulting firm, Meridian Compensation Partners (“Meridian”). Meridian reported directly to the Management Compensation Group. During 2025, Meridian was consulted on select compensation questions, but did not have the level of involvement in providing benchmarking, market data and compensation structure recommendations as it had in prior years. Instead, the Company’s human resources team used various paid and publicly available resources to provide this type of information to the Management Compensation Group. During 2025, Meridian provided no other services, resulting in total fees of less than $120,000.

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

Aligns the executive’s long-term interests with those of shareholders. Long-term incentive awards align executive’s interests with those of shareholders by increasing or decreasing in value based on changes in the overall value of the Company and/or providing an incentive for an executive to stay with the Company over the long-term.

Important to the Company’s ability to attract, motivate, and retain the Company’s executive officers.

Role of Discretion in Determining Primary Compensation Elements. All base salary adjustments, cash bonuses, and long-term incentive awards for NEOs have been determined on a discretionary basis. While not linked to specific corporate goals or objectives, the overall performance of the Company and individual performance were considered in determining pay generally, including target award amounts. The Management Compensation Group retained discretion over all aspects of the annual cash bonus plan and the awards made for 2025 under that plan.

Other Compensation. Compensation and benefits that are outside of our three main compensation elements are designed to attract and retain employees by enhancing our overall compensation package. During 2025, we provided fuel cards to certain NEOs and automobiles to certain other employees for business and/or personal use. The personal use is valued according to IRS guidelines and reported as taxable income to the individuals.

We have a defined contribution retirement plan (“401(k)”) covering all full-time employees. Our contributions to the plan are discretionary and based on a percentage of eligible compensation. The 401(k) provides for Company dollar for dollar matching of up to a maximum of 10% of a covered employee’s eligible compensation, depending on the employee’s level of contribution into the employee’s account and subject to IRS limits. During 2025, the Company match was in effect the entire year.

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

The aggregate total amount of annual compensation-related expenses recognized in the Company’s financial statements related to the 2025 compensation of the NEOs as a group represented less than 2% of our total income from operations, our total operating cash flows and our total liabilities as of and for the year ended December 31, 2025.

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

/s/ Shelly Lambertz	/s/ Harold G. Hamm	/s/ Robert D. Lawler
Shelly Lambertz Executive Chairman and Director	Harold G. Hamm Chairman Emeritus and Director	Robert D. Lawler President, Chief Executive Officer and Director

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Prior to the completion of the take-private transaction, our Audit Committee (then composed of independent directors meeting applicable NYSE and SEC requirements) reviewed related party transactions, as required by the terms of the Audit Committee charter then in place, and recommended approval or disapproval to the Board of any such transaction. During this time, the Audit Committee recommended for approval only those related party transactions that were, in its business judgment, in our best interests and on terms no less favorable to us than we could have achieved with an unaffiliated party. Following the completion of the take-private transaction, an Audit Committee composed of Mr. Lawler and Ms. Lambertz was voluntarily established for the purpose of reviewing related party transactions as a matter of sound corporate governance and to provide oversight to ensure that any transactions with related parties meet existing covenant requirements pertaining to affiliate transactions set forth in our senior credit facility. The standard for review and approval of related party transactions under our current structure is substantially the same as applied prior to the take private transaction. None of the transactions reviewed by the full Audit Committee since December 31, 2022 are transactions in which the related party had a direct or indirect material interest, and so are not discussed in detail in this filing. The stock redemption agreement described in Note 13. Commitments and Contingencies—Stock Redemption Agreement was approved by the sole disinterested member of the Audit Committee.

Item 14. Principal Accountant Fees and Services

Grant Thornton served as our independent registered public accounting firm during 2025 and 2024. The aggregate fees for various services performed by Grant Thornton for the years ended December 31, 2025 and 2024 are set forth below:

	2025	2024
Audit Fees	$1,090,000	$1,011,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,090,000	$1,011,000

Fees for audit services include fees associated with our annual consolidated and subsidiary audits, the review of our quarterly reports on Form 10-Q, Sarbanes Oxley Act compliance review, accounting consultations, and services normally provided by the accounting firm in connection with statutory or regulatory filings.

As necessary, the Audit Committee considers whether the provision of non-audit services by Grant Thornton is compatible with maintaining auditor independence and has adopted a policy that requires pre-approval of all audit and non-audit services for Grant Thornton. Such policy requires the Audit Committee to approve services and fees in advance and requires documentation regarding the specific services to be performed. All 2025 audit fees were approved in advance in accordance with the Audit Committee’s policies.

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

3.1

Conformed version of Seventh Amended and Restated Certificate of Incorporation of Continental Resources, Inc. filed as Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 2024 (Commission File No. 001-32886) filed February 23, 2025 and incorporated herein by reference.

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

CONTINENTAL RESOURCES, INC.

By:	/S/ ROBERT D. LAWLER
Name:	Robert D. Lawler
Title:	President, Chief Executive Officer, and Director
Date:	February 23, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Continental Resources, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HAROLD G. HAMM	Chairman Emeritus and Director	February 23, 2026
Harold G. Hamm

/s/ SHELLY LAMBERTZ	Executive Chairman and Director	February 23, 2026
Shelly Lambertz

/s/ ROBERT D. LAWLER	President, Chief Executive Officer, and Director (principal executive officer)	February 23, 2026
Robert D. Lawler

/s/ JOHN D. HART	Chief Financial Officer and Executive Vice President of Strategic Planning (principal financial and accounting officer)	February 23, 2026
John D. Hart