Form 10-Q
period 2026-03-31
CONTINENTAL RESOURCES, INC
filed 2026-05-11
CIK 732834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of March 31, 2026, there are no publicly traded common shares of Continental Resources, Inc.

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

Forward-looking statements are based on the Company’s current expectations and assumptions about future events and currently available information as to the outcome and timing of future events. Although the Company believes these assumptions and expectations are reasonable, they are inherently subject to numerous business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. No assurance can be given that such expectations will be correct or achieved or that the assumptions are accurate or will not change over time. The risks and

ii

uncertainties that may affect the operations, performance and results of the business and forward-looking statements include, but are not limited to, those risk factors and other cautionary statements described under Part II, Item 1A. Risk Factors and elsewhere in this report, if any, our Annual Report on Form 10-K for the year ended December 31, 2025, and other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which such statement is made. Additionally, new factors emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described in this report or our Annual Report on Form 10-K for the year ended December 31, 2025 occur, or should underlying assumptions prove incorrect, the Company’s actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements are expressly qualified in their entirety by this cautionary statement.

Except as expressly stated above or otherwise required by applicable law, the Company undertakes no obligation to publicly correct or update any forward-looking statement whether as a result of new information, future events or circumstances after the date of this report, or otherwise.

iii

PART I. Financial Information

ITEM 1. Financial Statements

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

In thousands, except par values and share data	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,604,396	$1,375,861
Accounts receivable, net	1,580,193	1,406,796
Derivative assets	204,536	324,706
Inventories	262,923	227,407
Income taxes receivable	400,933	58,762
Prepaid expenses and other	44,717	39,634
Total current assets	4,097,698	3,433,166
Net property and equipment, based on successful efforts method of accounting	20,862,859	20,656,908
Investment in unconsolidated affiliates	313,658	261,333
Derivative assets, noncurrent	51,824	61,528
Other noncurrent assets	277,411	109,227
Total assets	$25,603,450	$24,522,162
Liabilities and equity
Current liabilities:
Accounts payable trade	$765,997	$700,669
Revenues and royalties payable	875,563	718,631
Accrued liabilities and other	360,152	410,554
Current portion of income tax liabilities	24	519
Derivative liabilities	732,266	—
Current portion of long-term debt	799,003	798,609
Total current liabilities	3,533,005	2,628,982
Long-term debt, net of current portion	4,116,786	3,973,437
Other noncurrent liabilities:
Deferred income tax liabilities, net	3,267,531	3,046,707
Asset retirement obligations, noncurrent	511,563	505,382
Derivative liabilities, noncurrent	136,740	4,905
Other noncurrent liabilities	191,108	67,697
Total other noncurrent liabilities	4,106,942	3,624,691
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.01 par value: 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized (187,256 shares issued) of Class A voting common stock and 400,000,000 shares authorized (299,423,011 shares issued) of Class B non-voting common stock	2,996	2,996
Retained earnings	13,499,729	13,940,956
Total shareholders’ equity attributable to Continental Resources	13,502,725	13,943,952
Noncontrolling interests	343,992	351,100
Total equity	13,846,717	14,295,052
Total liabilities and equity	$25,603,450	$24,522,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income (Loss)

	Three months ended March 31,
In thousands	2026	2025
Revenues:
Crude oil, natural gas, and natural gas liquids sales	$1,847,583	$1,890,207
Loss on derivative instruments, net	(1,108,124)	(316,002)
Crude oil and natural gas service operations	38,588	36,248
Total revenues	778,047	1,610,453

Operating costs and expenses:
Production expenses	210,839	199,379
Production and ad valorem taxes	129,035	135,349
Transportation, gathering, processing, and compression	82,488	78,873
Exploration expenses	7,728	2,732
Crude oil and natural gas service operations	35,481	23,880
Depreciation, depletion, amortization and accretion	679,236	613,560
Property impairments	14,144	17,022
General and administrative expenses	118,793	67,012
Net (gain) loss on sale of assets and other	(1,752)	3,129
Total operating costs and expenses	1,275,992	1,140,936
Income (loss) from operations	(497,945)	469,517
Other income (expense):
Interest expense	(54,279)	(55,143)
Other	13,389	3,617
	(40,890)	(51,526)
Income (loss) before income taxes	(538,835)	417,991
Benefit (provision) for income taxes	123,432	(86,380)
Income (loss) before equity in net loss of affiliate	(415,403)	331,611
Equity in net loss of affiliate	(24,025)	(12,887)
Net income (loss)	(439,428)	318,724
Net income attributable to noncontrolling interests	1,799	2,718
Net income (loss) attributable to Continental Resources	$(441,227)	$316,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

Three Months Ended March 31, 2026
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2025	299,610,267	$2,996	$13,940,956	$13,943,952	$351,100	$14,295,052
Net income (loss)	—	—	(441,227)	(441,227)	1,799	(439,428)
Contributions from noncontrolling interests	—	—	—	—	5,271	5,271
Distributions to noncontrolling interests	—	—	—	—	(14,178)	(14,178)
Balance at March 31, 2026	299,610,267	$2,996	$13,499,729	$13,502,725	$343,992	$13,846,717

Three Months Ended March 31, 2025
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2024	299,610,267	$2,996	$11,862,515	$11,865,511	$359,986	$12,225,497
Net income	—	—	316,006	316,006	2,718	318,724
Change in dividends payable	—	—	2	2	—	2
Contributions from noncontrolling interests	—	—	—	—	1,740	1,740
Distributions to noncontrolling interests	—	—	—	—	(12,774)	(12,774)
Balance at March 31, 2025	299,610,267	$2,996	$12,178,523	$12,181,519	$351,670	$12,533,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
In thousands	2026	2025
Cash flows from operating activities:
Net income (loss)	$(439,428)	$318,724
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion, amortization and accretion	684,861	615,028
Property impairments	14,144	17,022
Non-cash loss on derivatives, net	993,975	332,854
Net provision for deferred income taxes	220,770	2,039
Equity in net loss of affiliate	24,025	12,887
Net (gain) loss on sale of assets and other	(1,912)	3,084
Other, net	3,078	4,447
Changes in assets and liabilities:
Accounts receivable	(173,004)	55,962
Inventories	(35,529)	(2,702)
Other current assets	(5,906)	(16,310)
Accounts payable trade	93,556	36,967
Revenues and royalties payable	148,154	98,717
Accrued liabilities and other	5,009	(102,376)
Incentive compensation liability	(71,009)	(59,329)
Current income taxes	(342,666)	84,642
Other noncurrent assets and liabilities	1,391	(465)
Net cash provided by operating activities	1,119,509	1,401,191
Cash flows from investing activities:
Exploration and development	(934,336)	(774,514)
Purchase of producing crude oil and natural gas properties	(1,685)	—
Purchase of other property and equipment	(58,655)	(43,480)
Proceeds from sale of assets	107,201	664
Contributions to unconsolidated affiliates	(2,985)	(6,821)
Net cash used in investing activities	(890,460)	(824,151)
Cash flows from financing activities:
Credit facility borrowings	—	440,000
Repayment of credit facility	—	(460,000)
Repayment of other debt	—	(640)
Debt issuance costs	—	(123)
Contributions from noncontrolling interests	4,879	3,019
Distributions to noncontrolling interests	(5,393)	(6,408)
Dividends paid on common stock	—	(628)
Net cash used in financing activities	(514)	(24,780)
Net change in cash and cash equivalents	228,535	552,260
Cash and cash equivalents at beginning of period	1,375,861	39,064
Cash and cash equivalents at end of period	$1,604,396	$591,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Business

Nature of Business

Continental Resources, Inc. (the “Company”) was formed in 1967 and is incorporated under the laws of the State of Oklahoma. The Company’s principal business is the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. In the first quarter of 2026 the Company expanded its operations internationally via the acquisition of assets within the Vaca Muerta shale play in Argentina's Neuquén Basin. As of March 31, 2026 our activities in Argentina have no production or revenues and represent an immaterial portion of our consolidated assets. Additionally, the Company pursues the acquisition and management of perpetually owned minerals in its key operating areas as well as opportunities to participate and contribute in the growing power generation sector such as the new venture described in Note 10. Equity Investment. For the three months ended March 31, 2026, crude oil accounted for 50% of the Company’s total production and 78% of its crude oil, natural gas, and natural gas liquids revenues.

Voluntary Filer

The Company is privately owned by its founder, Harold G. Hamm, certain members of his family and their affiliated entities (the “Hamm Family”). As of March 31, 2026, the Hamm Family holds approximately 299.6 million shares of common stock of the Company. As a privately held company, certain of the corporate governance, disclosure, and other provisions applicable to a company with listed equity securities and reporting obligations under the Securities Exchange Act of 1934 do not apply to us. We continue to furnish Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K with the SEC as required by our senior note indentures.

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

This report has been prepared pursuant to rules and regulations applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”), although the Company believes the disclosures are adequate to make the information not misleading. You should read this Quarterly Report on Form 10-Q (“Form 10-Q”) together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of March 31, 2026 and for the three month periods ended March 31, 2026 and 2025 are unaudited. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited balance sheet included in the 2025 Form 10-K. The Company evaluated its March 31, 2026 financial statements for subsequent events through May 11, 2026, the date the financial statements were available to be issued.

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

	Three months ended March 31,
In thousands	2026	2025
Supplemental cash flow information:
Cash paid for interest	$65,000	$66,136
Cash paid for income taxes	—	—
Cash received for income tax refunds	1,559	302
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	1,790	2,895

As of March 31, 2026 and December 31, 2025, the Company had $216.4 million and $251.8 million, respectively, of accrued capital expenditures included in “Net property and equipment” with an offsetting amount in “Accounts payable trade” in the consolidated balance sheets. See Note 10. Equity Investment for discussion of a promissory note borrowing and related investment which were transacted on a non-cash basis in March 2026.

Note 4. Revenues

The following table presents the disaggregation of the Company's crude oil and natural gas revenues by operating area for the three months ended March 31, 2026 and 2025. Sales of natural gas and NGLs are combined, as a substantial majority of the Company's natural gas sales contracts represent wellhead sales of unprocessed gas.

	Three months ended March 31, 2026			Three months ended March 31, 2025
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken	$715,587	$141,825	$857,412	$726,496	$139,269	$865,765
Anadarko Basin	203,126	233,458	436,584	233,499	204,320	437,819
Powder River Basin	145,129	13,480	158,609	113,230	19,258	132,488
Permian Basin	350,896	17,557	368,453	382,250	41,181	423,431
All other	26,517	8	26,525	30,681	23	30,704
Crude oil, natural gas, and natural gas liquids sales	$1,441,255	$406,328	$1,847,583	$1,486,156	$404,051	$1,890,207

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Derivative Instruments

From time to time the Company enters into crude oil and natural gas derivative contracts to economically hedge against the variability in cash flows associated with future sales of production. The Company recognizes its derivative instruments on the balance sheet as either assets or liabilities measured at fair value. The estimated fair value is based upon various factors as described in Note 6. Fair Value Measurements.

At March 31, 2026 the Company had outstanding crude oil and natural gas derivative contracts as set forth in the tables below.

Natural gas derivatives
			Weighted Average Hedge Price ($/MMBtu)
Period and Type of Contract	Average Volumes Hedged		Basis Swaps	Fixed Swaps
April 2026 - December 2026
Swaps - Henry Hub	771,000	MMBtus/day		$4.14
Basis Swaps - WAHA	117,000	MMBtus/day	$(1.78)
January 2027 - March 2027
Basis Swaps - WAHA	120,000	MMBtus/day	$(0.90)
January 2027 - December 2027
Swaps - Henry Hub	647,000	MMBtus/day		$3.94
January 2028 - December 2028
Swaps - Henry Hub	50,000	MMBtus/day		$3.80

Crude oil derivatives
			Weighted Average Hedge Price ($/Bbl)
Period and Type of Contract	Average Volumes Hedged		Roll Swaps	Fixed Swaps	Floor	Ceiling
April 2026 - December 2026
Fixed Swaps - WTI	122,000	Bbls/day		$64.28
Collars - WTI	33,000	Bbls/day			$60.00	$69.38
Roll Swaps - WTI	52,000	Bbls/day	$1.45
January 2027 - December 2027
Fixed Swaps - WTI	58,000	Bbls/day		$62.40
January 2028 - December 2028
Fixed Swaps - WTI	20,000	Bbls/day		$61.42

Derivative gains and losses

Cash receipts and payments in the following table reflect the gains or losses on crude oil and natural gas derivative contracts which matured during the applicable period, calculated as the difference between the contract price and the market settlement price of matured contracts. The Company's derivative contracts are settled based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on NYMEX West Texas Intermediate (“WTI”) pricing and natural gas derivative settlements based primarily on NYMEX Henry Hub pricing. Non-cash gains and losses below represent the change in fair value of crude oil and natural gas derivative instruments which continued to be held at period end and the reversal of previously recognized non-cash gains or losses on derivative contracts that matured during the period.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended March 31,
In thousands	2026	2025
Cash received (paid) on derivatives:
Crude oil fixed price swaps	$(70,982)	$9,252
Crude oil collars	(22,113)	—
Crude oil NYMEX roll swaps	—	669
Natural gas fixed price swaps	(48,246)	6,931
Natural gas collars	(429)	—
Natural gas WAHA basis swaps	27,621	—
Cash received (paid) on derivatives, net	(114,149)	16,852
Non-cash gain (loss) on derivatives:
Crude oil fixed price swaps	(858,627)	(9,550)
Crude oil collars	(180,271)	(47,565)
Crude oil NYMEX roll swaps	(33,931)	3,867
Natural gas fixed price swaps	75,043	(287,165)
Natural gas collars	(16,702)	7,559
Natural gas WAHA basis swaps	20,513	—
Non-cash loss on derivatives, net	(993,975)	(332,854)
Loss on derivative instruments, net	$(1,108,124)	$(316,002)

Balance sheet offsetting of derivative assets and liabilities

The Company’s crude oil and natural gas derivative contracts are recorded at fair value in the condensed consolidated balance sheets under the captions “Derivative assets,” “Derivative assets, noncurrent,” “Derivative liabilities,” and “Derivative liabilities, noncurrent” as applicable. Derivative assets and liabilities with the same counterparty that are subject to contractual terms which provide for net settlement are reported on a net basis in the consolidated balance sheets.

The following table presents the gross amounts of recognized crude oil and natural gas derivative assets and liabilities, as applicable, the amounts offset under netting arrangements with counterparties, and the resulting net amounts presented in the condensed consolidated balance sheets for the periods presented, all at fair value.

In thousands	March 31, 2026	December 31, 2025
Commodity derivative assets:
Gross amounts of recognized assets	$273,386	$392,348
Gross amounts offset on balance sheet	(17,026)	(6,114)
Net amounts of assets on balance sheet	256,360	386,234
Commodity derivative liabilities:
Gross amounts of recognized liabilities	(886,032)	(11,019)
Gross amounts offset on balance sheet	17,026	6,114
Net amounts of liabilities on balance sheet	$(869,006)	$(4,905)

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed consolidated balance sheets.

In thousands	March 31, 2026	December 31, 2025
Derivative assets	$204,536	$324,706
Derivative assets, noncurrent	51,824	61,528
Net amounts of assets on balance sheet	256,360	386,234
Derivative liabilities	(732,266)	—
Derivative liabilities, noncurrent	(136,740)	(4,905)
Net amounts of liabilities on balance sheet	(869,006)	(4,905)
Total derivative assets (liabilities), net	$(612,646)	$381,329

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Fair Value Measurements

The Company's derivative instruments are reported at fair value on a recurring basis. In determining the fair values of swap contracts, a discounted cash flow method is used due to the unavailability of relevant comparable market data for the Company’s exact contracts. The discounted cash flow method estimates future cash flows based on quoted market prices for forward commodity prices and a risk-adjusted discount rate. The fair values of swap contracts are calculated mainly using significant observable inputs (Level 2). Calculation of the fair values of collars requires the use of an industry-standard option pricing model that considers various inputs including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. These assumptions are observable in the marketplace or can be corroborated by active markets or broker quotes and are therefore designated as Level 2 within the valuation hierarchy. The Company’s calculation of fair value for each of its crude oil and natural gas derivative positions is compared to the counterparty valuation for reasonableness.

The following tables summarize the valuation of crude oil and natural gas derivative instruments by pricing levels that were accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

	Fair value measurements at March 31, 2026 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Crude oil fixed price swaps	$—	$(710,685)	$—	$(710,685)
Crude oil collars	—	(121,456)	—	(121,456)
Crude oil NYMEX roll swaps	—	(33,931)	—	(33,931)
Natural gas fixed price swaps	—	195,796	—	195,796
Natural gas WAHA basis swaps	—	57,630	—	57,630
Total	$—	$(612,646)	$—	$(612,646)

	Fair value measurements at December 31, 2025 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets:
Crude oil fixed price swaps	$—	$147,943	$—	$147,943
Crude oil collars	—	58,815	—	58,815
Natural gas fixed price swaps	—	120,753	—	120,753
Natural gas collars	—	16,702	—	16,702
Natural gas WAHA basis swaps	—	37,116	—	37,116
Total	$—	$381,329	$—	$381,329

Note 7. Debt

The Company's debt, net of unamortized discounts, premiums, and debt issuance costs totaling $26.5 million and $28.0 million at March 31, 2026 and December 31, 2025, respectively, consists of the following.

In thousands	March 31, 2026	December 31, 2025
2.268% Senior Notes due 2026 (1)	$799,003	$798,609
4.375% Senior Notes due 2028	997,357	997,005
5.75% Senior Notes due 2031	1,489,467	1,488,995
2.875% Senior Notes due 2032	794,725	794,525
4.9% Senior Notes due 2044	692,972	692,912
Note Payable	142,265	—
Total debt	$4,915,789	$4,772,046
Less: Current portion of long-term debt	799,003	798,609
Long-term debt, net of current portion	$4,116,786	$3,973,437

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(1) The Company’s 2026 Notes, which have a face value of $800 million at March 31, 2026, are scheduled to mature on November 15, 2026 and, accordingly, are included as a current liability in the caption “Current portion of long-term debt” in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

Credit Facility

The Company has a credit facility, maturing in October 2029, with aggregate lender commitments totaling $1.8 billion. The Company has the option to extend the October 2029 maturity date by up to two additional one-year periods subject to lender consent. The credit facility is unsecured and has no borrowing base requirement subject to redetermination.

The Company had no outstanding borrowings on its credit facility at March 31, 2026 and December 31, 2025. The Company incurs commitment fees based on currently assigned credit ratings of 0.20% per annum on the daily average amount of unused borrowing availability. Credit facility borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company’s senior, unsecured, long-term indebtedness.

The credit facility contains certain restrictive covenants, including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of (a) net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by (b) the sum of net debt plus total shareholders' equity (i) plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014 and (ii) plus (to the extent resulting in a reduction of total shareholders’ equity) or minus (to the extent resulting in an increase of total shareholders’ equity), as applicable, the amount of the non-cash impact of the accounting treatment for the Redemption Agreement described in Note 8. Commitments and Contingencies, which amount shall be further adjusted, (x) if the Redemption Agreement is amended without the lenders consent and has the effect of materially increasing the scope of the Company's obligations beyond the last form of the Redemption Agreement that was approved by the lenders and (y) to reflect the impact of any cash payments actually made under the agreement. The Company was in compliance with the credit facility covenants at March 31, 2026.

Senior Notes

The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at March 31, 2026.

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

The indentures governing the Company’s senior notes contain covenants that, among other things, limit the Company’s ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, or consolidate, merge or transfer certain assets. These covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at March 31, 2026.

The senior notes are obligations of Continental Resources, Inc. Additionally, certain of the Company’s wholly-owned consolidated subsidiaries (Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, The Mineral Resources Company, LLC, SCS1 Holdings LLC, Continental Innovations LLC, Jagged Peak Energy LLC, Parsley SoDe Water LLC, and Continental Pecos Power, LLC) fully

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

and unconditionally guarantee or will guarantee the senior notes on a joint and several basis. The Company's subsidiaries formed under the laws of foreign jurisdictions (Continental Resources Argentina S.A.U. and Continental Resources Turkey Petrol Arama ve Üretim Limited Şirketi) are not currently required to guarantee the senior notes under the terms of the indentures governing such notes. The financial information of the guarantor group is not materially different from the consolidated financial statements of the Company. The Company’s other subsidiaries, whose assets, equity, and results of operations attributable to the Company are not material, do not guarantee the senior notes.

Note payable

See Note 10. Equity Investment for discussion of a promissory note entered into by the Company in March 2026.

Note 8. Commitments and Contingencies

Transportation, gathering, and processing commitments

The Company has entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. Certain of the commitments, which have varying terms extending as far as 2038, require the Company to pay per-unit transportation, gathering, or processing charges regardless of the amount of capacity used. Future commitments remaining as of March 31, 2026 under the arrangements amount to approximately $1.3 billion, of which $186 million is expected to be incurred in the remainder of 2026, $233 million in 2027, $135 million in 2028, $85 million in 2029, $85 million in 2030, and $579 million thereafter. A portion of these future costs will be borne by other interest owners. The Company is not committed under the above contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future. These commitments do not qualify as leases under ASC Topic 842 and are not recognized on the Company's balance sheet.

Litigation pertaining to 2022 take-private transaction

In April 2023, three separate putative class action lawsuits were consolidated under the caption In re Continental Resources, Inc. Shareholder Litigation, Case No. CJ-2022-4162, in the District Court of Oklahoma County, Oklahoma (the “Consolidated Action”). In the Consolidated Action, the plaintiffs, on behalf of themselves and all other similarly situated former shareholders of the Company, allege that Mr. Hamm, certain trusts established for the benefit of Mr. Hamm and/or his family members, and the Company’s other directors breached their fiduciary duties in connection with the 2022 take-private transaction and seek: (i) monetary damages; (ii) the costs and expenses associated with the lawsuits; and (iii) other equitable relief. On April 14, 2026, the parties reached an agreement-in-principle to resolve this matter without any admission of liability, wrongdoing, or fault. The terms and conditions of the agreement-in-principle remain subject to the execution of a formal settlement agreement between the parties which shall not become effective until the District Court of Oklahoma County, Oklahoma has entered an order approving the settlement. Resolution of this matter does not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

Note 9. Incentive Compensation

The Company has granted incentive compensation awards to employees pursuant to the Continental Resources, Inc. 2022 Long-Term Incentive Plan. Such awards generally vest annually, in one-third increments, over three years of employee service. The Company intends to settle all outstanding incentive awards vesting in the future in cash and, thus, the awards are classified as liability awards pursuant to ASC Topic 718, Compensation—Stock Compensation.

At March 31, 2026, the Company had recorded a current liability of $24.3 million and a non-current liability of $7.2 million in the captions “Accrued liabilities and other” and “Other noncurrent liabilities,” respectively, in the condensed consolidated balance sheets associated with the awards. Such amounts reflect the Company’s estimate of expected future cash payments multiplied by the percentage of requisite service periods that employees have completed as of March 31, 2026. The compensation expense associated with such awards, which is included in the caption “General and administrative expenses” in the condensed consolidated statements of income (loss), was $23.3 million and $23.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was approximately $105.1 million of unrecognized liabilities and compensation expense related to unvested awards, which are expected to be recognized over a weighted average period of 1.7 years.

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

Note 10. Equity Investment

In March 2026, Continental entered into a joint venture with Mercuria Investments US, Inc. (“Mercuria”) pursuant to that certain Contribution Agreement, by and among Mercuria, Continental Pecos Power, LLC, a wholly-owned subsidiary of Continental (“Continental Pecos Power”), and Pecos Intermediate LLC, which serves as the joint venture entity (“Pecos Intermediate”) (the “Contribution Agreement”). The joint venture is building a 452 megawatt gas-fired power generation plant in Pecos, Texas. Pursuant to the Contribution Agreement and as of March 31, 2026, Continental Pecos Power had contributed $142.2 million to Pecos Intermediate to fund construction and development costs incurred to date (the “Initial Contribution”) in exchange for membership interests in Pecos Intermediate representing a 50% economic interest. Continental Pecos Power has board representation and holds a 50% non-controlling equity ownership interest in Pecos Intermediate. Continental is not deemed to be the primary beneficiary of the venture for accounting purposes under U.S. GAAP and thus accounts for its investment under the equity method of accounting within the caption "Investment in unconsolidated affiliates."

Continental Pecos Power has capital commitment obligations to Pecos Intermediate of up to $257.8 million, inclusive of the Initial Contribution. In addition, Pecos Intermediate’s operating agreement requires Continental Pecos Power to provide 50% of the credit support for certain credit support instruments in effect prior to Continental Pecos Power’s entry into the Contribution Agreement and certain third party credit support anticipated to be required in the future. The power generation plant is expected to become operational in 2027.

In connection with its entry into the joint venture, in March 2026 Continental Pecos Power executed a $150 million secured promissory note with Mercuria pursuant to which it borrowed the amount needed to fund the Initial Contribution. The note payable, which is included in the caption "Long-term debt, net of current portion" in the condensed consolidated balance sheet, matures in

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

December 2035. The note contains customary affirmative and negative covenants and customary events of default. The note is secured by a pledge of Continental Pecos Power’s equity interests in Pecos Intermediate and, subject to limited exceptions, the proceeds of any cash generated by the joint venture and related agreements which is payable to Continental or Continental Pecos Power and is guaranteed by Continental.

Note 11. Property Acquisitions

During the three months ended March 31, 2026, the Company executed several acquisitions of oil and gas properties in various areas for cash consideration totaling $378.3 million. The Company accounted for each acquisition as an asset acquisition under ASC Topic 805—Business Combinations. Of the purchase prices, a total of $1.7 million was allocated to proved properties and a total of $376.6 million was allocated to unproved properties. The acquired properties, a portion of which include the Company's first international acquisition of oil and gas assets in Argentina, represented undeveloped acreage with no production or revenues.

Note 12. Income Taxes

In July 2025, the One Big Beautiful Bill Act (the “Act”) was enacted, which included a broad range of tax reform provisions affecting businesses such as the repeal of mandatory capitalization of research and development expenditures and the extension of 100% bonus depreciation. Upon implementing the provisions included in the Act in 2025, the Company incurred a corporate alternative minimum tax (“CAMT”) liability of $285 million. CAMT is a 15% minimum tax on the adjusted financial statement income (“AFSI”) of certain large corporations. The Company also recorded a deferred tax asset for CAMT credit carryforwards of $285 million at December 31, 2025.

On February 18, 2026, the Internal Revenue Service issued Notice 2026-7 (the “Notice”) that provides additional guidance on calculating CAMT. The Notice addresses disparities between financial accounting treatment and tax treatment in certain areas and provides new or modified AFSI adjustments that taxpayers may apply in determining their CAMT liability, including adjustments for domestic research and development costs which can reduce CAMT exposure for affected taxpayers.

The Notice is considered new information that clarifies the interpretation of existing income tax law for accounting purposes. In accordance with U.S. GAAP, the Company recognized the tax effects of the Notice in the first quarter of 2026, the reporting period that includes the issuance date. As a result, the Company’s CAMT liability for the 2025 tax year was reduced by $224 million, with the impact reflected as an increase in the Company's net federal income tax receivable and a corresponding decrease in the deferred tax asset relating to CAMT credit carryforwards on the condensed consolidated balance sheet at March 31, 2026. The Notice had no impact on the Company's income tax expense (benefit) or effective tax rate for the three months ended March 31, 2026.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and our historical consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2025.

The following discussion and analysis includes forward-looking statements and should be read in conjunction with the risk factors, if any, described in Part II, Item 1A. Risk Factors included in this report, and in our Form 10-K for the year ended December 31, 2025, along with Cautionary Statement for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 at the beginning of this report, for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

Overview

We are an independent crude oil and natural gas company engaged in the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. In the first quarter of 2026 we expanded our operations internationally via the acquisition of assets within the Vaca Muerta shale play in Argentina's Neuquén Basin. As of March 31, 2026 our activities in Argentina have no production or revenues and represent an immaterial portion of our consolidated assets. Additionally, we pursue the acquisition and management of perpetually owned minerals in our key operating areas as well as opportunities to participate and contribute in the growing power generation sector.

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

First Quarter 2026 Financial and Operating Metrics

Average NYMEX crude oil prices for the three months ended March 31, 2026 and 2025 were $72.74 and $71.78 per barrel, respectively. Average NYMEX natural gas prices for the three months ended March 31, 2026 and 2025 were $4.71 and $4.14 per Mcf, respectively. Crude oil prices increased significantly in March 2026, averaging $91.38 per barrel for the month, and have remained elevated through the date of this filing as a result of geopolitical events and military actions in the Middle East that have impacted the global supply of crude oil. Crude oil prices remain volatile and unpredictable. The following table contains financial and operating metrics for the first quarter periods of 2026 and 2025. Average sales prices exclude any effect of derivative transactions. Per-unit expenses have been calculated using sales volumes.

	Three months ended March 31,
	2026	2025
Average daily production:
Crude oil (Bbl per day)	227,923	236,421
Natural gas (Mcf per day) (1)	1,354,995	1,156,581
Crude oil equivalents (Boe per day)	453,755	429,185
Average sales prices:
Crude oil ($/Bbl)	$71.54	$70.26
Natural gas ($/Mcf) (1)	$3.33	$3.88
Production expenses ($/Boe)	$5.21	$5.18
Production and ad valorem taxes (% of net crude oil and natural gas sales)	7.3%	7.5%
DD&A ($/Boe)	$16.78	$15.94
Total general and administrative expenses ($/Boe)	$2.94	$1.74

(1)
Natural gas production volumes, sales volumes, and sales prices presented throughout management’s discussion and analysis reflect the combined value for natural gas and natural gas liquids.

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Results of Operations

The following table presents selected financial and operating information for the periods presented.

	Three months ended March 31,
In thousands	2026	2025
Crude oil, natural gas, and natural gas liquids sales	$1,847,583	$1,890,207
Loss on derivative instruments, net	(1,108,124)	(316,002)
Crude oil and natural gas service operations	38,588	36,248
Total revenues	778,047	1,610,453
Operating costs and expenses	(1,275,992)	(1,140,936)
Other expenses, net	(40,890)	(51,526)
Income (loss) before income taxes	(538,835)	417,991
Benefit (provision) for income taxes	123,432	(86,380)
Income (loss) before equity in net loss of affiliate	(415,403)	331,611
Equity in net loss of affiliate	(24,025)	(12,887)
Net (loss) income	(439,428)	318,724
Net income attributable to noncontrolling interests	1,799	2,718
Net income (loss) attributable to Continental Resources	$(441,227)	$316,006

Production volumes:
Crude oil (MBbl)	20,513	21,278
Natural gas (MMcf)	121,950	104,092
Crude oil equivalents (MBoe)	40,838	38,627
Sales volumes:
Crude oil (MBbl)	20,147	21,152
Natural gas (MMcf)	121,950	104,092
Crude oil equivalents (MBoe)	40,472	38,501

Production

The following table summarizes the changes in our average daily Boe production by major operating area for the first quarter period.

	Three months ended March 31,
Boe production per day	2026	2025	% Change
Bakken	183,353	183,879	—%
Anadarko Basin	132,199	127,879	3%
Powder River Basin	31,170	27,578	13%
Permian Basin	102,535	84,892	21%
All other	4,498	4,957	(9)%
Total	453,755	429,185	6%

The following table summarizes the changes in our production by product for the first quarter period.

	Three months ended March 31,					Volume
	2026		2025		Volume	percent
	Volume	Percent	Volume	Percent	increase (decrease)	increase (decrease)
Crude oil (MBbl)	20,513	50%	21,278	55%	(765)	(4)%
Natural gas (MMcf)	121,950	50%	104,092	45%	17,858	17%
Total (MBoe)	40,838	100%	38,627	100%	2,211	6%

The 4% decrease in crude oil production and 17% increase in natural gas production in the 2026 first quarter compared to the 2025 first quarter were driven by changes in the allocation of capital between our operating areas and variation in the timing of new well completions compared to the prior period.

Revenues

Our revenues consist of sales of crude oil, natural gas, and natural gas liquids, gains and losses resulting from changes in the fair value of our crude oil and natural gas derivative instruments, and revenues associated with crude oil and natural gas service operations.

Crude oil, natural gas, and natural gas liquids sales. Sales totaled $1.85 billion for the first quarter of 2026, a 2% decrease compared to sales of $1.89 billion for the 2025 first quarter due to decreases in crude oil sales volumes and natural gas sales prices, partially offset by increases in natural gas sales volumes and crude oil sales prices.

Total sales volumes for the first quarter of 2026 increased 1,971 MBoe, or 5%, compared to the 2025 first quarter primarily due to the previously described increase in natural gas production volumes. For the first quarter of 2026, our natural gas sales volumes increased 17%, while our crude oil sales volumes decreased 5% compared to the 2025 first quarter.

Our crude oil sales prices averaged $71.54 per barrel in the 2026 first quarter compared to $70.26 per barrel for the 2025 first quarter. Our natural gas sales prices averaged $3.33 per Mcf for the 2026 first quarter compared to $3.88 per Mcf for the 2025 first quarter.

Derivatives. Changes in settled and future commodity prices during the first quarter of 2026 resulted in overall negative revenue adjustments totaling $1.1 billion for the period, representing $114.1 million of cash losses and $994.0 million of unsettled non-cash losses, compared to overall negative revenue adjustments totaling $316.0 million in the first quarter of 2025. The significant cash and non-cash losses recognized in the 2026 first quarter were primarily driven by the aforementioned increase in crude oil prices in March 2026. See Note 5. Derivative Instruments in Notes to Unaudited Condensed Consolidated Financial Statements for further information on the gains and losses recognized on our derivative instruments in the first quarter of 2026.

Operating Costs and Expenses

Production Expenses. Production expenses increased $11.5 million, or 6%, to $210.8 million for the first quarter of 2026 compared to $199.4 million for the first quarter of 2025 due to an increase in the number of producing wells from drilling and completion activities and higher workover-related activities aimed at enhancing production from producing properties. Production expenses on a per-Boe basis averaged $5.21 per Boe for the 2026 first quarter, consistent with $5.18 per Boe for the 2025 first quarter.

Production and Ad Valorem Taxes. Production and ad valorem taxes decreased $6.3 million, or 5%, to $129.0 million for the first quarter of 2026 compared to $135.3 million for the first quarter of 2025 due to a decrease in crude oil revenues. Our production taxes as a percentage of net sales averaged 7.3% for the first quarter of 2026 compared to 7.5% for the first quarter of 2025, the decrease of which resulted from changes in sales mix of crude oil and natural gas in our operating areas between periods.

Transportation, gathering, processing, and compression. These charges increased $3.6 million, or 5%, to $82.5 million for the first quarter of 2026 compared to $78.9 million for the first quarter of 2025 due to the previously described 5% increase in our total sales volumes.

Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $65.7 million, or 11%, to $679.2 million for the first quarter of 2026 compared to $613.6 million for the first quarter of 2025 due to the 5% increase in our total sales volumes coupled with an increase in our DD&A rate per Boe prompted by downward revisions of proved reserves at year-end 2025 due to a decrease in first-day-of-the-month crude oil prices and other factors. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Three months ended March 31,
$/Boe	2026	2025
Crude oil and natural gas properties	$15.97	$15.20
Other equipment	0.63	0.58
Asset retirement obligation accretion	0.18	0.16
Depreciation, depletion, amortization and accretion	$16.78	$15.94

General and Administrative Expenses. G&A expenses increased $51.8 million to $118.8 million for the first quarter of 2026 compared to $67.0 million for the first quarter of 2025. This increase was driven by the growth of our operations over the past year including our expansion into international jurisdictions, an annual increase in employee-related costs and benefits, software enhancements, certain nonrecurring legal costs, and lower overhead and cost recoveries from joint interest owners due to a decrease in drilling and completion spending compared to the prior period. The following table shows the components of G&A expenses on a unit of sales basis for the periods presented. The per-unit G&A rate recognized for the first quarter of 2026 is not expected to continue and future periods are expected to be more in line with our historical averages.

	Three months ended March 31,
$/Boe	2026	2025
General and administrative expenses	$2.36	$1.13
Long-term incentive compensation awards	0.58	0.61
Total general and administrative expenses	$2.94	$1.74

Income Taxes. For the first quarters of 2026 and 2025 we provided for income taxes at a combined federal and state tax rate of 23.5% of our pre-tax income (loss). We recorded an income tax benefit of $123.4 million for the 2026 first quarter and an income tax provision of $86.4 million for the 2025 first quarter, which resulted in effective tax rates of 22.9% and 20.7%, respectively, after taking into account the application of statutory tax rates, permanent taxable differences, estimated tax credits, and other items.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows generated from operating activities, financing provided by our credit facility and the issuance of debt securities. Additionally, asset dispositions and joint development arrangements have provided a source of cash flow for use in reducing debt and enhancing liquidity.

At March 31, 2026, we had $1.8 billion of borrowing availability with no outstanding borrowings under our credit facility, along with $1.6 billion of cash on hand. Our credit facility, which is unsecured and has no borrowing base subject to redetermination, does not mature until October 2029. We have the option to extend the October 2029 maturity date by up to two additional one-year periods subject to lender consent.

The Company anticipates using a portion of its current cash reserves to repay its senior notes maturing in November 2026 and to acquire additional operating assets.

Based on our planned capital spending, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our credit facility and senior note indentures. Further, based on current market indications, we expect to meet our contractual cash commitments to third parties as of March 31, 2026, including those subsequently described under the heading Future Capital Requirements, recognizing we may be required to meet such commitments even if our business plan assumptions were to change. We monitor our capital spending closely based on actual and projected cash flows and have the ability to reduce spending or dispose of assets if needed to preserve liquidity and financial flexibility to fund our operations.

Cash Flows

Cash flows from operating activities

Net cash provided by operating activities decreased $281.7 million, or 20%, to $1.12 billion for the first quarter of 2026 compared to $1.40 billion for the first quarter of 2025. This decrease was primarily driven by our $43 million decrease in crude oil, natural gas, and NGL revenues, $52 million increase in G&A expenses, and $131 million increase in realized cash losses on matured commodity derivatives, along with changes in working capital items from period to period.

Cash flows from investing activities

Net cash used in investing activities totaled $890.5 million for the first quarter of 2026, an increase of $66.3 million, or 8%, from $824.2 million for the first quarter of 2025. Our investing cash flows for first quarter 2026 included $934.3 million of exploration and development costs compared to $774.5 million for first quarter 2025, the increase of which reflects changes in the planned timing of our annual capital spending and magnitude of leasehold acquisitions between periods. For full year 2026 our capital expenditures budget excluding acquisitions is approximately $2.8 billion compared to $3.1 billion of non-acquisition capital spending in full year 2025.

Cash flows from financing activities

Net cash used in financing activities for the first quarter of 2026 totaled $1 million of net distributions to noncontrolling interests.

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

Based on current market indications, our budgeted capital spending plans over the next 12 months are expected to be funded from operating cash flows. Any deficiencies in operating cash flows relative to budgeted spending are expected to be funded by our cash balance and borrowings under our credit facility. If cash flows are materially impacted by declines in commodity prices or an increase in costs, we have the ability to reduce our capital expenditures or utilize the availability of our credit facility if needed to fund our operations.

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

We were in compliance with our credit facility covenants at March 31, 2026 and expect to maintain compliance. At March 31, 2026, our consolidated net debt to total capitalization ratio was 0.18. We do not believe the credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing if needed to support our business.

Future Capital Requirements

Our material future cash requirements are summarized below. Based on current market indications, we expect to meet our contractual cash commitments to third parties as of March 31, 2026, recognizing we may be required to meet such commitments even if our business plan assumptions were to change.

Senior notes

Our debt includes outstanding senior note obligations totaling $4.8 billion at March 31, 2026, exclusive of interest payment obligations thereon. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. The earliest scheduled senior note maturity is our $800 million of 2026 Notes due in November 2026, which is reflected as a current liability in the caption "Current portion of long-term debt" in the condensed consolidated balance sheet. We expect to fully redeem our 2026 Notes by the maturity date using available cash on hand. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 7. Debt in Notes to Unaudited Condensed Consolidated Financial Statements.

We were in compliance with our senior note covenants at March 31, 2026 and expect to maintain compliance. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt do not trigger additional senior note covenants.

Credit facility borrowings

As of April 30, 2026, we continued to have no outstanding borrowings on our credit facility.

Transportation, gathering, and processing commitments

We have entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities that require us to pay per-unit charges regardless of the amount of capacity used. Future commitments remaining as of March 31, 2026 under the arrangements amount to approximately $1.3 billion. See Note 8. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Capital expenditures

For 2026, our capital expenditures excluding acquisitions are forecasted to be approximately $2.8 billion.

For the three months ended March 31, 2026, we invested $617.8 million in our capital program excluding $378.3 million of unbudgeted acquisitions.

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

Stock redemption agreement

See Note 8. Commitments and Contingencies—Stock Redemption Agreement in Notes to Unaudited Condensed Consolidated

Financial Statements.

Derivative Instruments

The fair value of our crude oil and natural gas derivative instruments at March 31, 2026 was a net liability of $612.6 million. See Note 5. Derivative Instruments in Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of our hedging activities, including a summary of derivative contracts in place as of March 31, 2026. The estimated fair value of our derivatives is highly sensitive to market price volatility and therefore subject to significant fluctuations from period to period. See Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk for information on how hypothetical changes in commodity prices would impact the fair value of our derivatives as of March 31, 2026.

Equity investment

See Note 10. Equity Investment in Notes to Unaudited Condensed Consolidated Financial Statements for discussion of a joint venture entered into by the Company in March 2026 and related promissory note, capital commitments, and guarantees associated with the venture.

Critical Accounting Policies and Estimates

There have been no changes in our critical accounting policies and estimates from those disclosed in our 2025 Form 10-K.

Inflation

Inflationary pressures experienced in recent years may persist or worsen in 2026. Some of the underlying factors impacting inflation may include, but are not limited to, geopolitical events and military actions affecting crude oil-producing nations that impact the global supply of crude oil, global supply chain disruptions, the imposition of trade restrictions or other governmental actions related to tariffs or trade policies, shipping bottlenecks, labor market constraints, increased competition for goods and services, and side effects from monetary and fiscal policies. It is uncertain at this time to what extent changes in trade restrictions and tariffs will have on our business. Tariffs on foreign goods and services could result in reciprocal tariffs on U.S. goods and services, which could impact the demand for and price of crude oil, natural gas, and natural gas liquids and increase inflationary pressures on, or impact the availability of, certain supplies, equipment and materials that we use to conduct our business. If inflationary pressures persist or worsen, we may incur additional costs for equipment and materials and from service providers. Our budgeted expenditures include an estimate for the potential impact of cost inflation and increased costs resulting from tariffs and, despite inflationary pressures, we expect to continue generating significant amounts of free cash flow at current commodity price levels.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General. We are exposed to a variety of market risks including commodity price risk, credit risk, interest rate risk, and foreign currency exchange risk. We seek to address these risks through a program of risk management which may include the use of derivative instruments.

Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of crude oil, natural gas, and natural gas liquids. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas and natural gas liquids production. Commodity prices have been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including differences between product prices at sales points and the applicable index prices. Based on our average daily production for three months ended March 31, 2026, and excluding the effect of derivative instruments in place, our annual revenue would increase or decrease by approximately $832 million for each $10.00 per barrel change in crude oil prices at March 31, 2026 and $495 million for each $1.00 per Mcf change in natural gas prices at March 31, 2026.

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

The fair value of our derivative instruments at March 31, 2026 was a net liability of $612.6 million, which is comprised of an $866.0 million net liability associated with our crude oil derivatives, partially offset by a $253.4 million net asset associated with our natural gas derivatives. The following table shows how a hypothetical +/- 10% change in the underlying forward prices used to calculate the fair value of our derivatives would impact the fair value estimates as of March 31, 2026.

		Hypothetical Fair Value
In thousands	Change in Forward Price	Asset (Liability)
Crude Oil	-10%	$(348,467)
Crude Oil	+10%	$(1,386,053)
Natural Gas	-10%	$396,379
Natural Gas	+10%	$110,472

Changes in the fair value of our derivatives from the above price sensitivities would produce a corresponding change in our total revenues.

Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($1.3 billion in receivables at March 31, 2026), and our joint interest and other receivables ($326.4 million at March 31, 2026).

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

Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $33.5 million at March 31, 2026, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on a co-owner's interest in the well, to net production proceeds against amounts owed in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

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

We had no variable rate borrowings outstanding on our credit facility at April 30, 2026.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of March 31, 2026 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

ITEM 1. Legal Proceedings

We are involved in various legal proceedings including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, claims made by former shareholders in connection with our take-private transaction, antitrust claims related to the market price of hydrocarbons, personal injury claims, regulatory compliance matters, disputes with tax authorities and other matters. While the outcome of these legal matters cannot be predicted with certainty, we do not expect them to have a material adverse effect on our financial condition, results of operations or cash flows. See Note 8. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements for additional information on litigation pertaining to our 2022 take-private transaction.

ITEM 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our 2025 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q, if any, and in our 2025 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

There have been no material changes in our risk factors from those disclosed in our 2025 Form 10-K.

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

CONTINENTAL RESOURCES, INC.

Date:	May 11, 2026	By:	/s/ John D. Hart
John D. Hart
Chief Financial Officer and Executive Vice President of Strategic Planning (Duly Authorized Officer and Principal Financial Officer)