Form 10-Q
period 2026-06-30
CONTINENTAL RESOURCES, INC
filed 2026-07-31
CIK 732834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of June 30, 2026, there are no publicly traded common shares of Continental Resources, Inc.

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

iii

PART I. Financial Information

ITEM 1. Financial Statements

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

In thousands, except par values and share data	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,176,792	$1,375,861
Accounts receivable, net	1,533,950	1,406,796
Derivative assets	183,788	324,706
Inventories	269,222	227,407
Income taxes receivable	156,541	58,762
Prepaid expenses and other	43,522	39,634
Total current assets	4,363,815	3,433,166
Net property and equipment, based on successful efforts method of accounting	21,130,774	20,656,908
Investment in unconsolidated affiliates	348,453	261,333
Derivative assets, noncurrent	45,567	61,528
Other noncurrent assets	221,644	109,227
Total assets	$26,110,253	$24,522,162
Liabilities and equity
Current liabilities:
Accounts payable trade	$817,712	$700,669
Revenues and royalties payable	799,625	718,631
Accrued liabilities and other	469,757	410,554
Current portion of income tax liabilities	211	519
Derivative liabilities	160,885	—
Current portion of long-term debt	799,400	798,609
Total current liabilities	3,047,590	2,628,982
Long-term debt, net of current portion	4,127,001	3,973,437
Other noncurrent liabilities:
Deferred income tax liabilities, net	3,303,058	3,046,707
Asset retirement obligations, noncurrent	519,916	505,382
Derivative liabilities, noncurrent	77,192	4,905
Other noncurrent liabilities	199,177	67,697
Total other noncurrent liabilities	4,099,343	3,624,691
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.01 par value: 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized (187,256 shares issued) of Class A voting common stock and 400,000,000 shares authorized (299,423,011 shares issued) of Class B non-voting common stock	2,996	2,996
Retained earnings	14,485,505	13,940,956
Total shareholders’ equity attributable to Continental Resources	14,488,501	13,943,952
Noncontrolling interests	347,818	351,100
Total equity	14,836,319	14,295,052
Total liabilities and equity	$26,110,253	$24,522,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
In thousands	2026	2025	2026	2025
Revenues:
Crude oil, natural gas, and natural gas liquids sales	$2,205,024	$1,626,374	$4,052,607	$3,516,581
Gain (loss) on derivative instruments, net	347,988	451,254	(760,136)	135,252
Crude oil and natural gas service operations	37,445	33,750	76,033	69,998
Total revenues	2,590,457	2,111,378	3,368,504	3,721,831

Operating costs and expenses:
Production expenses	218,651	201,445	429,490	400,824
Production and ad valorem taxes	163,411	119,422	292,446	254,771
Transportation, gathering, processing, and compression	80,081	75,845	162,569	154,718
Exploration expenses	9,128	3,897	16,856	6,629
Crude oil and natural gas service operations	23,764	24,889	59,245	48,769
Depreciation, depletion, amortization and accretion	635,023	632,568	1,314,259	1,246,128
Property impairments	14,736	15,826	28,880	32,848
General and administrative expenses	93,394	56,515	212,187	123,527
Net gain (loss) on sale of assets and other	(6,403)	3,143	(8,155)	6,272
Total operating costs and expenses	1,231,785	1,133,550	2,507,777	2,274,486
Income from operations	1,358,672	977,828	860,727	1,447,345
Other income (expense):
Interest expense	(55,525)	(54,240)	(109,804)	(109,383)
Loss on extinguishment of debt	—	(57)	—	(57)
Other	16,066	7,519	29,455	11,136
	(39,459)	(46,778)	(80,349)	(98,304)
Income before income taxes	1,319,213	931,050	780,378	1,349,041
Provision for income taxes	(287,055)	(195,191)	(163,623)	(281,571)
Income before equity in net loss of affiliate	1,032,158	735,859	616,755	1,067,470
Equity in net loss of affiliate	(36,022)	(1,528)	(60,047)	(14,415)
Net income	996,136	734,331	556,708	1,053,055
Net income attributable to noncontrolling interests	10,360	7,132	12,159	9,850
Net income attributable to Continental Resources	$985,776	$727,199	$544,549	$1,043,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

Three months ended June 30, 2026
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at March 31, 2026	299,610,267	$2,996	$13,499,729	$13,502,725	$343,992	$13,846,717
Net income	—	—	985,776	985,776	10,360	996,136
Contributions from noncontrolling interests	—	—	—	—	1,944	1,944
Distributions to noncontrolling interests	—	—	—	—	(8,478)	(8,478)
Balance at June 30, 2026	299,610,267	$2,996	$14,485,505	$14,488,501	$347,818	$14,836,319

Six months ended June 30, 2026
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2025	299,610,267	$2,996	$13,940,956	$13,943,952	$351,100	$14,295,052
Net income	—	—	544,549	544,549	12,159	556,708
Contributions from noncontrolling interests	—	—	—	—	7,215	7,215
Distributions to noncontrolling interests	—	—	—	—	(22,656)	(22,656)
Balance at June 30, 2026	299,610,267	$2,996	$14,485,505	$14,488,501	$347,818	$14,836,319

Three months ended June 30, 2025
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at March 31, 2025	299,610,267	$2,996	$12,178,523	$12,181,519	$351,670	$12,533,189
Net income	—	—	727,199	727,199	7,132	734,331
Contributions from noncontrolling interests	—	—	—	—	3,015	3,015
Distributions to noncontrolling interests	—	—	—	—	(6,689)	(6,689)
Balance at June 30, 2025	299,610,267	$2,996	$12,905,722	$12,908,718	$355,128	$13,263,846

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

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
In thousands	2026	2025
Cash flows from operating activities:
Net income	$556,708	$1,053,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,318,567	1,246,823
Property impairments	28,880	32,848
Non-cash (gain) loss on derivatives, net	372,895	(30,167)
Provision (benefit) for deferred income taxes	256,362	(35,244)
Equity in net loss of affiliate	60,047	14,415
Net (gain) loss on sale of assets and other	(10,297)	5,614
Loss on extinguishment of debt	—	57
Other, net	8,127	7,997
Changes in assets and liabilities:
Accounts receivable	(127,650)	63,512
Inventories	(39,818)	(35,415)
Other current assets	(5,782)	(12,067)
Accounts payable trade	125,472	121,163
Revenues and royalties payable	79,969	(13,379)
Accrued liabilities and other	91,673	(82,344)
Incentive compensation liability	(44,257)	(46,610)
Current income taxes	(97,957)	(2,844)
Other noncurrent assets and liabilities	(3,349)	(17,306)
Net cash provided by operating activities	2,569,590	2,270,108
Cash flows from investing activities:
Exploration and development	(1,636,025)	(1,609,698)
Purchase of producing crude oil and natural gas properties	(92,007)	(1,739)
Purchase of other property and equipment	(102,001)	(76,920)
Proceeds from sale of assets	110,849	9,383
Contributions to unconsolidated affiliates	(35,664)	(10,885)
Net cash used in investing activities	(1,754,848)	(1,689,859)
Cash flows from financing activities:
Credit facility borrowings	—	440,000
Repayment of credit facility	—	(460,000)
Repayment of other debt	—	(15,220)
Debt issuance costs	(14)	(127)
Contributions from noncontrolling interests	7,859	4,582
Distributions to noncontrolling interests	(21,656)	(18,702)
Dividends paid on common stock	—	(628)
Net cash used in financing activities	(13,811)	(50,095)
Net change in cash and cash equivalents	800,931	530,154
Cash and cash equivalents at beginning of period	1,375,861	39,064
Cash and cash equivalents at end of period	$2,176,792	$569,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Business

Nature of Business

Continental Resources, Inc. (the “Company”) was formed in 1967 and is incorporated under the laws of the State of Oklahoma. The Company’s principal business is the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. In the first half of 2026 the Company expanded its operations internationally via the acquisition of assets within the Vaca Muerta shale play in Argentina's Neuquén Basin. As of June 30, 2026 our activities in Argentina represent an immaterial portion of our consolidated production, revenues, and assets. Additionally, the Company pursues the acquisition and management of perpetually owned minerals in its key operating areas as well as opportunities to participate and contribute in the growing power generation sector such as the new venture described in Note 10. Equity Investment. For the six months ended June 30, 2026, crude oil accounted for 51% of the Company’s total production and 84% of its crude oil, natural gas, and natural gas liquids revenues.

Voluntary Filer

The Company is privately owned by its founder, Harold G. Hamm, certain members of his family and their affiliated entities (the “Hamm Family”). As of June 30, 2026, the Hamm Family holds approximately 299.6 million shares of common stock of the Company. As a privately held company, certain of the corporate governance, disclosure, and other provisions applicable to a company with listed equity securities and reporting obligations under the Securities Exchange Act of 1934 do not apply to us. We continue to furnish Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K with the SEC as required by our senior note indentures.

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

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of June 30, 2026 and for the three and six month periods ended June 30, 2026 and 2025 are unaudited. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited balance sheet included in the 2025 Form 10-K. The Company evaluated its June 30, 2026 financial statements for subsequent events through July 31, 2026, the date the financial statements were available to be issued.

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

	Six months ended June 30,
In thousands	2026	2025
Supplemental cash flow information:
Cash paid for interest	$102,722	$103,935
Cash paid for income taxes	6,778	315,605
Cash received for income tax refunds	1,559	302
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	5,374	7,460

As of June 30, 2026 and December 31, 2025, the Company had $239.8 million and $251.8 million, respectively, of accrued capital expenditures included in “Net property and equipment” with an offsetting amount in “Accounts payable trade” in the consolidated balance sheets. See Note 10. Equity Investment for discussion of a promissory note borrowing and related investment which were transacted on a non-cash basis in the six months ended June 30, 2026.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Revenues

The following table presents the disaggregation of the Company's crude oil and natural gas revenues by operating area for the three and six months ended June 30, 2026 and 2025. Sales of natural gas and NGLs are combined, as a substantial majority of the Company's natural gas sales contracts represent wellhead sales of unprocessed gas.

	Three months ended June 30, 2026			Three months ended June 30, 2025
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken	$888,038	$91,402	$979,440	$723,297	$70,163	$793,460
Anadarko Basin	267,851	160,515	428,366	178,266	156,838	335,104
Powder River Basin	175,770	12,945	188,715	97,185	9,039	106,224
Permian Basin (1)	586,283	(23,156)	563,127	335,715	24,200	359,915
All other	45,283	93	45,376	31,666	5	31,671
Crude oil, natural gas, and natural gas liquids sales	$1,963,225	$241,799	$2,205,024	$1,366,129	$260,245	$1,626,374

	Six months ended June 30, 2026			Six months ended June 30, 2025
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken	$1,603,625	$233,227	$1,836,852	$1,449,793	$209,432	$1,659,225
Anadarko Basin	470,977	393,973	864,950	411,765	361,158	772,923
Powder River Basin	320,899	26,425	347,324	210,415	28,297	238,712
Permian Basin (1)	937,179	(5,599)	931,580	717,965	65,381	783,346
All other	71,800	101	71,901	62,347	28	62,375
Crude oil, natural gas, and natural gas liquids sales	$3,404,480	$648,127	$4,052,607	$2,852,285	$664,296	$3,516,581

(1) Negative gas revenues in the Permian Basin for the 2026 periods reflect significantly depressed or negative residue gas market prices in the basin that resulted in net payments being owed by the Company to midstream customers after the application of contractual sales price adjustments and deductions.

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

At June 30, 2026 the Company had outstanding crude oil and natural gas derivative contracts as set forth in the tables below.

Natural gas derivatives
			Weighted Average Hedge Price ($/MMBtu)
Period and Type of Contract	Average Volumes Hedged		Basis Swaps	Fixed Swaps
July 2026 - December 2026
Swaps - Henry Hub	771,000	MMBtus/day		$4.14
Basis Swaps - WAHA	125,000	MMBtus/day	$(1.74)
January 2027 - March 2027
Basis Swaps - WAHA	120,000	MMBtus/day	$(0.90)
January 2027 - December 2027
Swaps - Henry Hub	647,000	MMBtus/day		$3.94
January 2028 - December 2028
Swaps - Henry Hub	50,000	MMBtus/day		$3.80

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Crude oil derivatives
			Weighted Average Hedge Price ($/Bbl)
Period and Type of Contract	Average Volumes Hedged		Roll Swaps	Fixed Swaps	Floor	Ceiling
July 2026 - December 2026
Fixed Swaps - WTI	122,000	Bbls/day		$64.28
Collars - WTI	33,000	Bbls/day			$60.00	$69.38
Roll Swaps - NYMEX	53,000	Bbls/day	$1.48
January 2027 - December 2027
Fixed Swaps - WTI	58,000	Bbls/day		$62.40
January 2028 - December 2028
Fixed Swaps - WTI	20,000	Bbls/day		$61.42

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

	Three months ended June 30,		Six months ended June 30,
In thousands	2026	2025	2026	2025
Cash received (paid) on derivatives:
Crude oil fixed price swaps	$(317,171)	$36,878	$(388,153)	$46,130
Crude oil collars	(70,478)	(28)	(92,591)	(28)
Crude oil NYMEX roll swaps	(18,092)	1,722	(18,092)	2,391
Natural gas fixed price swaps	87,413	27,208	39,167	34,139
Natural gas collars	—	22,453	(429)	22,453
Natural gas WAHA basis swaps	45,236	—	72,857	—
Cash received (paid) on derivatives, net	(273,092)	88,233	(387,241)	105,085
Non-cash gain (loss) on derivatives:
Crude oil fixed price swaps	506,285	116,525	(352,342)	106,975
Crude oil collars	104,935	89,347	(75,336)	41,782
Crude oil NYMEX roll swaps	39,804	(4,258)	5,873	(391)
Natural gas fixed price swaps	18,169	123,931	93,212	(163,234)
Natural gas collars	—	37,476	(16,702)	45,035
Natural gas WAHA basis swaps	(48,113)	—	(27,600)	—
Non-cash gain (loss) on derivatives, net	621,080	363,021	(372,895)	30,167
Gain (loss) on derivative instruments, net	$347,988	$451,254	$(760,136)	$135,252

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

In thousands	June 30, 2026	December 31, 2025
Derivative assets:
Gross amounts of recognized assets	$240,924	$392,348
Gross amounts offset on balance sheet	(11,569)	(6,114)
Net amounts of assets on balance sheet	229,355	386,234
Derivative liabilities:
Gross amounts of recognized liabilities	(249,646)	(11,019)
Gross amounts offset on balance sheet	11,569	6,114
Net amounts of liabilities on balance sheet	$(238,077)	$(4,905)

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed consolidated balance sheets.

In thousands	June 30, 2026	December 31, 2025
Derivative assets	$183,788	$324,706
Derivative assets, noncurrent	45,567	61,528
Net amounts of assets on balance sheet	229,355	386,234
Derivative liabilities	(160,885)	—
Derivative liabilities, noncurrent	(77,192)	(4,905)
Net amounts of liabilities on balance sheet	(238,077)	(4,905)
Total derivative assets (liabilities), net	$(8,722)	$381,329

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Fair Value Measurements

The Company's derivative instruments are reported at fair value on a recurring basis. In determining the fair values of swap contracts, a discounted cash flow method is used due to the unavailability of relevant comparable market data for the Company’s exact contracts. The discounted cash flow method estimates future cash flows based on quoted market prices for forward commodity prices and a risk-adjusted discount rate. The fair values of swap contracts are calculated mainly using significant observable inputs (Level 2). Calculation of the fair values of collars requires the use of an industry-standard option pricing model that considers various inputs including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. These assumptions are observable in the marketplace or can be corroborated by active markets or broker quotes and are therefore designated as Level 2 within the valuation hierarchy. The Company’s calculation of fair value for each of its crude oil and natural gas derivative positions is compared to the counterparty valuation for reasonableness. The Company has a contingent consideration derivative arrangement that is measured at fair value on a recurring basis using observable market data and a Monte Carlo valuation model and is classified as Level 2 within the valuation hierarchy.

The following tables summarize the valuation of derivative instruments by pricing levels that were accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

	Fair value measurements at June 30, 2026 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Crude oil fixed price swaps	$—	$(204,399)	$—	$(204,399)
Crude oil collars	—	(16,521)	—	(16,521)
Crude oil NYMEX roll swaps	—	5,873	—	5,873
Natural gas fixed price swaps	—	213,965	—	213,965
Natural gas WAHA basis swaps	—	9,516	—	9,516
Contingent consideration	—	(17,156)	—	(17,156)
Total	$—	$(8,722)	$—	$(8,722)

	Fair value measurements at December 31, 2025 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets:
Crude oil fixed price swaps	$—	$147,943	$—	$147,943
Crude oil collars	—	58,815	—	58,815
Natural gas fixed price swaps	—	120,753	—	120,753
Natural gas collars	—	16,702	—	16,702
Natural gas WAHA basis swaps	—	37,116	—	37,116
Total	$—	$381,329	$—	$381,329

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Debt

The Company's debt, net of unamortized discounts, premiums, and debt issuance costs totaling $25.0 million and $28.0 million at June 30, 2026 and December 31, 2025, respectively, consists of the following.

In thousands	June 30, 2026	December 31, 2025
2.268% Senior Notes due 2026 (1)	$799,400	$798,609
4.375% Senior Notes due 2028	997,713	997,005
5.75% Senior Notes due 2031	1,489,946	1,488,995
2.875% Senior Notes due 2032	794,926	794,525
4.9% Senior Notes due 2044	693,031	692,912
Note payable	151,385	—
Total debt	$4,926,401	$4,772,046
Less: Current portion of long-term debt	799,400	798,609
Long-term debt, net of current portion	$4,127,001	$3,973,437

(1) The Company’s 2026 Notes, which have a face value of $800 million at June 30, 2026, are scheduled to mature on November 15, 2026 and, accordingly, are included as a current liability in the caption “Current portion of long-term debt” in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

Credit Facility

The Company has a credit facility, maturing in October 2029, with aggregate lender commitments totaling $1.8 billion. The Company has the option to extend the October 2029 maturity date by up to two additional one-year periods subject to lender consent. The credit facility is unsecured and has no borrowing base requirement subject to redetermination.

The Company had no outstanding borrowings on its credit facility at June 30, 2026 and December 31, 2025. The Company incurs commitment fees based on currently assigned credit ratings of 0.20% per annum on the daily average amount of unused borrowing availability. Credit facility borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company’s senior, unsecured, long-term indebtedness.

The credit facility contains certain restrictive covenants, including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of (a) net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by (b) the sum of net debt plus total shareholders' equity (i) plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014 and (ii) plus (to the extent resulting in a reduction of total shareholders’ equity) or minus (to the extent resulting in an increase of total shareholders’ equity), as applicable, the amount of the non-cash impact of the accounting treatment for the Redemption Agreement described in Note 8. Commitments and Contingencies, which amount shall be further adjusted, (x) if the Redemption Agreement is amended without the lenders consent and has the effect of materially increasing the scope of the Company's obligations beyond the last form of the Redemption Agreement that was approved by the lenders and (y) to reflect the impact of any cash payments actually made under the agreement. The Company was in compliance with the credit facility covenants at June 30, 2026.

Senior Notes

The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at June 30, 2026.

	2026 Notes	2028 Notes	2031 Notes	2032 Notes	2044 Notes
Face value (in thousands)	$800,000	$1,000,000	$1,500,000	$800,000	$700,000
Maturity date	November 15, 2026	January 15, 2028	January 15, 2031	April 1, 2032	June 1, 2044
Interest payment dates	May 15, Nov 15	Jan 15, Jul 15	Jan 15, Jul 15	Apr 1, Oct 1	Jun 1, Dec 1
Make-whole redemption period (1)	November 15, 2023	October 15, 2027	July 15, 2030	January 1, 2032	December 1, 2043

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

The indentures governing the Company’s senior notes contain covenants that, among other things, limit the Company’s ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, or consolidate, merge or transfer certain assets. These covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at June 30, 2026.

The senior notes are obligations of Continental Resources, Inc. Additionally, certain of the Company’s wholly-owned consolidated subsidiaries (Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, The Mineral Resources Company, LLC, Continental International Services LLC (successor to SCS1 Holdings LLC), Continental Innovations LLC, Jagged Peak Energy LLC, Parsley SoDe Water LLC, and Continental Pecos Power, LLC) fully and unconditionally guarantee the senior notes on a joint and several basis. The Company's subsidiaries formed under the laws of foreign jurisdictions (Continental Resources Argentina S.A.U. and Continental Resources Turkey Petrol Arama ve Üretim Limited Şirketi) are not currently required to guarantee the senior notes under the terms of the indentures governing such notes. The financial information of the guarantor group is not materially different from the consolidated financial statements of the Company. The Company’s other subsidiaries, whose assets, equity, and results of operations attributable to the Company are not material, do not guarantee the senior notes.

Note payable

See Note 10. Equity Investment for discussion of a promissory note entered into by the Company in March 2026.

Note 8. Commitments and Contingencies

Transportation, gathering, and processing commitments

The Company has entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. Certain of the commitments, which have varying terms extending as far as 2038, require the Company to pay per-unit transportation, gathering, or processing charges regardless of the amount of capacity used. Future commitments remaining as of June 30, 2026 under the arrangements amount to approximately $1.3 billion, of which $121 million is expected to be incurred in the remainder of 2026, $244 million in 2027, $142 million in 2028, $87 million in 2029, $87 million in 2030, and $581 million thereafter. A portion of these future costs will be borne by other interest owners. The Company is not committed under the above contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future. These commitments do not qualify as leases under ASC Topic 842 and are not recognized on the Company's balance sheet.

Litigation pertaining to 2022 take-private transaction

In April 2023, three separate putative class action lawsuits were consolidated under the caption In re Continental Resources, Inc. Shareholder Litigation, Case No. CJ-2022-4162, in the District Court of Oklahoma County, Oklahoma (the “Consolidated Action”). In the Consolidated Action, the plaintiffs, on behalf of themselves and all other similarly situated former shareholders of the Company, allege that Mr. Hamm, certain trusts established for the benefit of Mr. Hamm and/or his family members, and the Company’s other directors breached their fiduciary duties in connection with the 2022 take-private transaction and seek: (i) monetary damages; (ii) the costs and expenses associated with the lawsuits; and (iii) other equitable relief. In the second quarter of 2026 the parties reached a settlement to resolve this matter without any admission of liability, wrongdoing, or fault. The terms and conditions of the settlement agreement shall not become effective until the District Court of Oklahoma County, Oklahoma has entered an order

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

approving the settlement. If approved, the Company will make payments totaling $60.0 million for the benefit of the class, of which $23.5 million is expected to be recovered by the Company through insurance reimbursements, resulting in a net decrease to pre-tax income of $36.5 million that was recognized in the first quarter of 2026 and is included in “General and administrative expenses” in the condensed consolidated statements of income for the six months ended June 30, 2026.

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

At June 30, 2026, the Company had recorded a current liability of $42.9 million and a non-current liability of $15.4 million in the captions “Accrued liabilities and other” and “Other noncurrent liabilities,” respectively, in the condensed consolidated balance sheets associated with the awards. Such amounts reflect the Company’s estimate of expected future cash payments multiplied by the percentage of requisite service periods that employees have completed as of June 30, 2026. The compensation expense associated with such awards, which is included in the caption “General and administrative expenses” in the condensed consolidated statements of income, totaled $28.1 million and $13.4 million for the three months ended June 30, 2026 and 2025, respectively, and $51.5 million and $36.8 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was approximately $108.9 million of unrecognized liabilities and compensation expense related to unvested awards, which are expected to be recognized over a weighted average period of 1.6 years.

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

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Equity Investment

In March 2026, Continental entered into a joint venture with Mercuria Investments US, Inc. (“Mercuria”) pursuant to that certain Contribution Agreement, by and among Mercuria, Continental Pecos Power, LLC, a wholly-owned subsidiary of Continental (“Continental Pecos Power”), and Pecos Intermediate LLC, which serves as the joint venture entity (“Pecos Intermediate”) (the “Contribution Agreement”). The joint venture is building a 452 megawatt gas-fired power generation plant in Pecos, Texas. Pursuant to the Contribution Agreement and as of June 30, 2026, Continental Pecos Power had contributed $164 million to Pecos Intermediate to fund construction and development costs incurred to date in exchange for membership interests in Pecos Intermediate representing a 50% economic interest. Continental Pecos Power has board representation and holds a 50% non-controlling equity ownership interest in Pecos Intermediate. Continental is not deemed to be the primary beneficiary of the venture for accounting purposes under U.S. GAAP and thus accounts for its investment under the equity method of accounting within the caption "Investment in unconsolidated affiliates."

Continental Pecos Power has capital commitment obligations to Pecos Intermediate of up to $257.8 million, inclusive of the $164 million of contributions made to date through June 30, 2026. In addition, Pecos Intermediate’s operating agreement requires Continental Pecos Power to provide 50% of the credit support for certain credit support instruments in effect prior to Continental Pecos Power’s entry into the Contribution Agreement and certain third party credit support anticipated to be required in the future. The power generation plant is expected to become operational in 2027.

In connection with its entry into the joint venture, in March 2026 Continental Pecos Power executed a $150 million secured promissory note with Mercuria pursuant to which it borrowed the amount needed to fund its initial contribution and a portion of subsequent contributions. The note payable, which is included in the caption "Long-term debt, net of current portion" in the condensed consolidated balance sheet, matures in December 2035. The note contains customary affirmative and negative covenants and customary events of default. The note is secured by a pledge of Continental Pecos Power’s equity interests in Pecos Intermediate and, subject to limited exceptions, the proceeds of any cash generated by the joint venture and related agreements which is payable to Continental or Continental Pecos Power. Continental has guaranteed Continental Pecos Power’s obligations for capital commitments, certain current and future third party credit support obligations, and the note payable.

Note 11. Property Acquisitions

During the six months ended June 30, 2026, the Company executed several acquisitions of oil and gas properties in various areas totaling $698 million. The Company accounted for each acquisition as an asset acquisition under ASC Topic 805—Business Combinations. Of the purchase prices, a total of $92 million was allocated to proved properties and a total of $606 million was allocated to unproved properties, the amounts of which are subject to change as additional information is obtained. The acquired properties, a portion of which include the Company's international acquisitions of oil and gas assets in Argentina, primarily represented undeveloped acreage with no currently significant production or revenues.

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

The Notice is considered new information that clarifies the interpretation of existing income tax law for accounting purposes. In accordance with U.S. GAAP, the Company recognized the tax effects of the Notice in the first quarter of 2026, the reporting period that included the issuance date. As a result, the Company’s CAMT liability for the 2025 tax year was reduced by $224 million in the 2026 first quarter, with the impact reflected as an increase in the Company's net federal income tax receivable and a corresponding decrease in the deferred tax asset relating to CAMT credit carryforwards on the condensed consolidated balance sheet. The Notice had no impact on the Company's income tax expense or effective tax rate for the six months ended June 30, 2026.

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

The following discussion and analysis includes forward-looking statements and should be read in conjunction with the risk factors, if any, described in Part II, Item 1A. Risk Factors included in this report and in our Form 10-K for the year ended December 31, 2025, along with Cautionary Statement for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 at the beginning of this report, for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

Overview

We are an independent crude oil and natural gas company engaged in the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. In the first half of 2026 we expanded our operations internationally via the acquisition of assets within the Vaca Muerta shale play in Argentina's Neuquén Basin. As of June 30, 2026 our activities in Argentina represent an immaterial portion of our consolidated production, revenues, and assets. Additionally, we pursue the acquisition and management of perpetually owned minerals located in our key operating areas, as well as opportunities to participate and contribute in the growing power generation sector.

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

Second Quarter 2026 Financial and Operating Metrics

Crude oil prices increased in 2026 and have remained elevated through the date of this filing as a result of geopolitical events and conflict in the Middle East that have impacted the global supply of crude oil. Crude oil prices remain volatile and unpredictable. Average NYMEX crude oil and natural gas market prices for the periods presented are shown in the table below.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Average NYMEX prices:
WTI Crude oil ($/Bbl)	$95.65	$64.57	$84.29	$68.12
Henry Hub natural gas ($/MMBtu)	$2.95	$3.19	$3.81	$3.66

The following table contains financial and operating metrics for the periods presented. Average sales prices exclude any effect of derivative transactions. Per-unit expenses have been calculated using sales volumes.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Average daily production:
Crude oil (Bbl per day)	222,524	238,910	225,208	237,673
Natural gas (Mcf per day) (1)	1,266,272	1,208,484	1,310,388	1,182,676
Crude oil equivalents (Boe per day)	433,569	440,324	443,606	434,785
Average sales prices:
Crude oil ($/Bbl)	$96.81	$62.52	$84.21	$66.33
Natural gas ($/Mcf) (1)	$2.10	$2.37	$2.73	$3.10
Production expenses ($/Boe)	$5.54	$5.01	$5.37	$5.09
Production and ad valorem taxes (% of net crude oil and natural gas sales)	7.7%	7.7%	7.5%	7.6%
DD&A ($/Boe)	$16.08	$15.74	$16.44	$15.84
Total general and administrative expenses ($/Boe)	$2.36	$1.40	$2.65	$1.57

(1)
Natural gas production volumes, sales volumes, and sales prices presented throughout management's discussion and analysis reflect the combined value for natural gas and natural gas liquids.

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

Results of Operations

The following table presents selected financial and operating information for the periods presented.

	Three months ended June 30,
In thousands	2026	2025
Crude oil, natural gas, and natural gas liquids sales	$2,205,024	$1,626,374
Gain on derivative instruments, net	347,988	451,254
Crude oil and natural gas service operations	37,445	33,750
Total revenues	2,590,457	2,111,378
Operating costs and expenses	(1,231,785)	(1,133,550)
Other expenses, net	(39,459)	(46,778)
Income before income taxes	1,319,213	931,050
Provision for income taxes	(287,055)	(195,191)
Income before equity in net loss of affiliate	1,032,158	735,859
Equity in net loss of affiliate	(36,022)	(1,528)
Net income	996,136	734,331
Net income attributable to noncontrolling interests	10,360	7,132
Net income attributable to Continental Resources	$985,776	$727,199

Production volumes:
Crude oil (MBbl)	20,250	21,741
Natural gas (MMcf)	115,230	109,972
Crude oil equivalents (MBoe)	39,455	40,069
Sales volumes:
Crude oil (MBbl)	20,280	21,853
Natural gas (MMcf)	115,230	109,972
Crude oil equivalents (MBoe)	39,485	40,181

Production

The following table summarizes the changes in our average daily Boe production by major operating area for the second quarter period.

	Three months ended June 30,
Boe production per day	2026	2025	% Change
Bakken	170,906	199,215	(14)%
Anadarko Basin	127,234	125,755	1%
Powder River Basin	29,155	26,280	11%
Permian Basin	100,508	84,184	19%
All other	5,766	4,890	18%
Total	433,569	440,324	(2)%

The following table summarizes the changes in our production by product for the second quarter period.

	Three months ended June 30,					Volume
	2026		2025		Volume	percent
	Volume	Percent	Volume	Percent	change	change
Crude oil (MBbl)	20,250	51%	21,741	54%	(1,491)	(7)%
Natural gas (MMcf)	115,230	49%	109,972	46%	5,258	5%
Total (MBoe)	39,455	100%	40,069	100%	(614)	(2)%

The 7% decrease in crude oil production and 5% increase in natural gas production in the 2026 second quarter compared to the 2025 second quarter were driven by changes in the allocation of capital between our operating areas and variation in the timing of new well completions between years.

Revenues

Our revenues consist of sales of crude oil, natural gas, and natural gas liquids, gains and losses resulting from changes in the fair value of our crude oil and natural gas derivative instruments, and revenues associated with crude oil and natural gas service operations.

Crude oil, natural gas, and natural gas liquids sales. Sales totaled $2.21 billion for the second quarter of 2026, a 36% increase compared to sales of $1.63 billion for the second quarter of 2025 due to increases in crude oil sales prices and natural gas sales volumes, partially offset by decreases in natural gas sales prices and crude oil sales volumes.

Total sales volumes for the second quarter of 2026 decreased 696 MBoe, or 2%, compared to the second quarter of 2025 primarily due to the previously described decrease in crude oil production volumes. For the second quarter of 2026, our crude oil sales volumes decreased 7%, while our natural gas sales volumes increased 5% compared to the second quarter of 2025.

Our crude oil sales prices averaged $96.81 per barrel in the second quarter of 2026 compared to $62.52 per barrel for the second quarter of 2025 due to the previously described increase in market prices. Our natural gas sales prices averaged $2.10 per Mcf for the second quarter of 2026 compared to $2.37 per Mcf for the second quarter of 2025.

Derivatives. Changes in settled and future commodity prices during the second quarter of 2026 had a net favorable impact on the fair value of our derivatives, which resulted in positive revenue adjustments totaling $348.0 million for the period, representing $621.1 million of unsettled non-cash gains partially offset by $273.1 million of realized cash losses, compared to positive revenue adjustments totaling $451.3 million in the second quarter of 2025. The significant non-cash gains recognized in the 2026 second quarter were driven by a decrease in forward crude oil market prices as of June 30, 2026 compared to March 31, 2026. See Note 5. Derivative Instruments in Notes to Unaudited Condensed Consolidated Financial Statements for further information on the gains and losses recognized on our derivative instruments in the second quarter of 2026.

Operating Costs and Expenses

Production Expenses. Production expenses increased $17.2 million, or 9%, to $218.7 million for the second quarter of 2026 compared to $201.4 million for the second quarter of 2025 primarily due to higher workover-related activities aimed at enhancing production from producing properties. Production expenses on a per-Boe basis averaged $5.54 per Boe for the second quarter of 2026 compared to $5.01 per Boe for the second quarter of 2025.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased $44.0 million, or 37%, to $163.4 million for the second quarter of 2026 compared to $119.4 million for the second quarter of 2025 due to an increase in crude oil revenues. Our production taxes as a percentage of net sales averaged 7.7% for the second quarter of 2026, consistent with 7.7% for the second quarter of 2025.

Transportation, gathering, processing, and compression. These charges increased $4.2 million, or 6%, to $80.1 million for the second quarter of 2026 compared to $75.8 million for the second quarter of 2025 due to changes in marketing terms and arrangements utilized between periods and changes in our working interest share of cost burdens in certain operating areas.

Depreciation, Depletion, Amortization and Accretion. DD&A totaled $635.0 million for the second quarter of 2026, consistent with $632.6 million for the second quarter of 2025. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Three months ended June 30,
$/Boe	2026	2025
Crude oil and natural gas properties	$15.19	$15.01
Other equipment	0.70	0.58
Asset retirement obligation accretion	0.19	0.15
Depreciation, depletion, amortization and accretion	$16.08	$15.74

General and Administrative Expenses. Total G&A expenses increased $36.9 million to $93.4 million for the second quarter of 2026 compared to $56.5 million for the second quarter of 2025. Such expenses include charges for incentive compensation awards of $28.1 million and $13.4 million for the second quarters of 2026 and 2025, respectively, the increase of which was driven by changes in the remeasurement of outstanding award liabilities resulting from variation in the value of the Company between periods. G&A expenses other than incentive compensation awards totaled $65.3 million for the second quarter of 2026 compared to $43.1 million for the second quarter of 2025. This increase was driven by the growth of our operations over the past year including our expansion into international jurisdictions, an annual increase in employee-related costs and benefits, software enhancements, and lower overhead and cost recoveries from joint interest owners due to a decrease in drilling and completion spending compared to the prior period. The following table shows the components of G&A expenses on a unit of sales basis for the periods presented. The per-unit G&A rate recognized for the second quarter of 2026 is not expected to continue and future periods are expected to be more in line with our historical averages.

	Three months ended June 30,
$/Boe	2026	2025
General and administrative expenses excluding incentive compensation	$1.65	$1.07
Long-term incentive compensation awards	0.71	0.33
Total general and administrative expenses	$2.36	$1.40

Income Taxes. For the second quarters of 2026 and 2025 we provided for income taxes at a combined federal and state tax rate of 23.5% of our pre-tax income. We recorded income tax provisions of $287.1 million and $195.2 million for the second quarters of 2026 and 2025, respectively, which resulted in effective tax rates of 21.8% and 21.0%, respectively, after taking into account the application of statutory tax rates, permanent taxable differences, estimated tax credits, and other items.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Results of Operations

The following table presents selected financial and operating information for the periods presented.

	Six months ended June 30,
In thousands	2026	2025
Crude oil, natural gas, and natural gas liquids sales	$4,052,607	$3,516,581
Gain (loss) on derivative instruments, net	(760,136)	135,252
Crude oil and natural gas service operations	76,033	69,998
Total revenues	3,368,504	3,721,831
Operating costs and expenses	(2,507,777)	(2,274,486)
Other expenses, net	(80,349)	(98,304)
Income before income taxes	780,378	1,349,041
Provision for income taxes	(163,623)	(281,571)
Income before equity in net loss of affiliate	616,755	1,067,470
Equity in net loss of affiliate	(60,047)	(14,415)
Net income	556,708	1,053,055
Net income attributable to noncontrolling interests	12,159	9,850
Net income attributable to Continental Resources	$544,549	$1,043,205

Production volumes:
Crude oil (MBbl)	40,763	43,019
Natural gas (MMcf)	237,180	214,064
Crude oil equivalents (MBoe)	80,293	78,696
Sales volumes:
Crude oil (MBbl)	40,427	43,005
Natural gas (MMcf)	237,180	214,064
Crude oil equivalents (MBoe)	79,957	78,682

Production

The following table summarizes the changes in our average daily Boe production by major operating area for the year to date period.

	Six months ended June 30,
Boe production per day	2026	2025	% Change
Bakken	177,095	191,589	(8)%
Anadarko Basin	129,703	126,811	2%
Powder River Basin	30,157	26,926	12%
Permian Basin	101,516	84,536	20%
All other	5,135	4,923	4%
Total	443,606	434,785	2%

The following table summarizes the changes in our production by product for the year to date period.

	Six months ended June 30,					Volume
	2026		2025		Volume	percent
	Volume	Percent	Volume	Percent	change	change
Crude oil (MBbl)	40,763	51%	43,019	55%	(2,256)	(5)%
Natural gas (MMcf)	237,180	49%	214,064	45%	23,116	11%
Total (MBoe)	80,293	100%	78,696	100%	1,597	2%

The 5% decrease in crude oil production and 11% increase in natural gas production for year to date 2026 compared to year to date 2025 were driven by changes in the allocation of capital between our operating areas and variation in the timing of new well completions between years.

Revenues

Crude oil, natural gas, and natural gas liquids sales. Sales for year to date 2026 totaled $4.05 billion, a 15% increase compared to $3.52 billion for the comparable 2025 period driven by increases in crude oil sales prices and natural gas sales volumes, partially offset by decreases in natural gas sales prices and crude oil sales volumes.

Total sales volumes for year to date 2026 increased 1,275 MBoe, or 2%, compared to year to date 2025 primarily due to the previously described increase in natural gas production volumes. For year to date 2026, our natural gas sales volumes increased 11%, while our crude oil sales volumes decreased 6% compared to year to date 2025.

Our crude oil sales prices averaged $84.21 per barrel for year to date 2026 compared to $66.33 per barrel for year to date 2025 due to the previously described increase in market prices. Our natural gas sales prices averaged $2.73 per Mcf for year to date 2026 compared to $3.10 per Mcf for year to date 2025.

Derivatives. Changes in settled and future commodity prices during the six months ended June 30, 2026 had a net unfavorable impact on the fair value of our derivatives, which resulted in negative revenue adjustments totaling $760.1 million for the period, representing $387.2 million of realized cash losses and $372.9 million of unsettled non-cash losses, compared to positive revenue adjustments totaling $135.3 million in the comparable 2025 period. The significant cash and non-cash losses recognized for year to date 2026 were driven by the aforementioned increase in crude oil market prices during the period. See Note 5. Derivative Instruments in Notes to Unaudited Condensed Consolidated Financial Statements for further information on the gains and losses recognized on our derivative instruments for year to date 2026.

Operating Costs and Expenses

Production Expenses. Production expenses increased $28.7 million, or 7%, to $429.5 million for year to date 2026 compared to $400.8 million for year to date 2025 due to an increase in total production volumes and higher workover-related activities aimed at enhancing production from producing properties. Production expenses on a per-Boe basis averaged $5.37 per Boe for year to date 2026 compared to $5.09 per Boe for year to date 2025.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased $37.7 million, or 15%, to $292.4 million for year to date 2026 compared to $254.8 million for year to date 2025 due to an increase in crude oil revenues. Our production taxes as a percentage of net sales averaged 7.5% for year to date 2026, consistent with 7.6% for year to date 2025.

Transportation, gathering, processing, and compression. These charges increased $7.9 million, or 5%, to $162.6 million for year to date 2026 compared to $154.7 million for year to date 2025 due to a 2% increase in total sales volumes, changes in marketing terms and arrangements utilized between periods, and changes in our working interest share of cost burdens in certain operating areas.

Depreciation, Depletion, Amortization and Accretion. Total DD&A increased $68.1 million, or 5%, to $1.31 billion for year to date 2026 compared to $1.25 billion for year to date 2025 due to a 2% increase in total sales volumes coupled with an increase in our DD&A rate per Boe. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Six months ended June 30,
$/Boe	2026	2025
Crude oil and natural gas properties	$15.59	$15.10
Other equipment	0.67	0.58
Asset retirement obligation accretion	0.18	0.16
Depreciation, depletion, amortization and accretion	$16.44	$15.84

General and Administrative Expenses. Total G&A expenses increased $88.7 million to $212.2 million for year to date 2026 compared to $123.5 million for year to date 2025. Such expenses include charges for incentive compensation awards of $51.5 million and $36.8 million for the year to date periods of 2026 and 2025, respectively, the increase of which was driven by changes in the remeasurement of outstanding award liabilities resulting from variation in the value of the Company between periods. G&A expenses other than incentive compensation awards totaled $160.7 million for year to date 2026 compared to $86.7 million for year to date 2025. This increase was driven by the nonrecurring legal costs described in Notes to Unaudited Condensed Consolidated Financial

Statements–Note 8. Commitments and Contingencies, the growth of our operations over the past year including our expansion into international jurisdictions, an annual increase in employee-related costs and benefits, software enhancements, and lower overhead and cost recoveries from joint interest owners due to a decrease in drilling and completion spending compared to the prior period. The following table shows the components of G&A expenses on a unit of sales basis for the periods presented. The per-unit G&A rate recognized for year to date 2026 is not expected to continue and future periods are expected to be more in line with our historical averages.

	Six months ended June 30,
$/Boe	2026	2025
General and administrative expenses excluding incentive compensation	$2.01	$1.10
Long-term incentive compensation awards	0.64	0.47
Total general and administrative expenses	$2.65	$1.57

Income Taxes. For the six months ended June 30, 2026 and 2025 we provided for income taxes at a combined federal and state tax rate of 23.5% of our pre-tax income. We recorded income tax provisions of $163.6 million and $281.6 million for the year to date periods of 2026 and 2025, respectively, which resulted in effective tax rates of 21.0% and 20.9%, respectively, after taking into account the application of statutory tax rates, permanent taxable differences, estimated tax credits, and other items.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows generated from operating activities, financing provided by our credit facility, and the issuance of debt securities. Additionally, asset dispositions and joint development arrangements have provided a source of cash flow for use in reducing debt and enhancing liquidity.

At June 30, 2026, we had $1.8 billion of borrowing availability with no outstanding borrowings under our credit facility, along with $2.2 billion of cash on hand. Our credit facility, which is unsecured and has no borrowing base subject to redetermination, does not mature until October 2029. We have the option to extend the October 2029 maturity date by up to two additional one-year periods subject to lender consent.

The Company anticipates using a portion of its current cash reserves to repay its senior notes maturing in November 2026 and to fund acquisitions.

Based on our planned capital spending, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our credit facility and senior note indentures. Further, based on current market indications, we expect to meet our contractual cash commitments to third parties as of June 30, 2026, including those subsequently described under the heading Future Capital Requirements, recognizing we may be required to meet such commitments even if our business plan assumptions were to change. We monitor our capital spending closely based on actual and projected cash flows and have the ability to reduce spending or dispose of assets if needed to preserve liquidity and financial flexibility to fund our operations.

Cash Flows

Cash flows from operating activities

Net cash provided by operating activities increased $299 million, or 13%, to $2.57 billion for year to date 2026 compared to $2.27 billion for year to date 2025. This increase was primarily driven by a $536 million increase in crude oil, natural gas, and NGL revenues and a $309 million decrease in cash payments for income taxes, partially offset by a $492 million increase in realized cash losses on matured commodity derivatives along with changes in working capital items from period to period.

Cash flows from investing activities

Net cash used in investing activities totaled $1.75 billion for year to date 2026 compared to $1.69 billion for year to date 2025. Our investing cash flows for year to date 2026 included $1.64 billion of exploration, development, and leasehold acquisition costs, consistent with $1.61 billion for year to date 2025. For full year 2026 our capital expenditures budget excluding acquisitions is approximately $2.8 billion compared to $3.1 billion of non-acquisition capital spending in full year 2025.

Cash flows from financing activities

Net cash used in financing activities for year to date 2026 totaled $13.8 million representing net distributions to noncontrolling interests. Net cash used in financing activities for year to date 2025 totaled $50.1 million primarily consisting of $35.2 million of net repayments on outstanding debt and $14.1 million of net distributions to noncontrolling interests.

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

We were in compliance with our credit facility covenants at June 30, 2026 and expect to maintain compliance. At June 30, 2026, our consolidated net debt to total capitalization ratio was 0.15. We do not believe the credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing if needed to support our business.

Future Capital Requirements

Our material future cash requirements are summarized below. Based on current market indications, we expect to meet our contractual cash commitments to third parties as of June 30, 2026, recognizing we may be required to meet such commitments even if our business plan assumptions were to change.

Senior notes

Our debt includes outstanding senior note obligations totaling $4.8 billion at June 30, 2026, exclusive of interest payment obligations thereon. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. The earliest scheduled senior note maturity is our $800 million of 2026 Notes due in November 2026, which is reflected as a current liability in the caption "Current portion of long-term debt" in the condensed consolidated balance sheet. We expect to fully redeem our 2026 Notes by the maturity date using available cash on hand or credit facility borrowing capacity. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 7. Debt in Notes to Unaudited Condensed Consolidated Financial Statements.

We were in compliance with our senior note covenants at June 30, 2026 and expect to maintain compliance. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt do not trigger additional senior note covenants.

Credit facility borrowings

As of July 31, 2026, we continued to have no outstanding borrowings on our credit facility.

Transportation, gathering, and processing commitments

We have entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities that require us to pay per-unit charges regardless of the amount of capacity used. Future commitments remaining as of June 30, 2026 under the arrangements amount to approximately $1.3 billion. See Note 8. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Capital expenditures

For 2026, our capital expenditures excluding acquisitions are forecasted to be approximately $2.8 billion. For the six months ended June 30, 2026, we invested $1.2 billion in our capital program excluding $698 million of unbudgeted acquisitions.

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

Derivative Instruments

The fair value of our crude oil and natural gas derivative instruments at June 30, 2026 was a net asset of $8.4 million. See Note 5. Derivative Instruments in Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of our hedging activities, including a summary of derivative contracts in place as of June 30, 2026. The estimated fair value of our derivatives is highly sensitive to market price volatility and therefore subject to significant fluctuations from period to period. See Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk for information on how hypothetical changes in commodity prices would impact the fair value of our crude oil and natural gas derivatives as of June 30, 2026.

Critical Accounting Policies and Estimates

There have been no changes in our critical accounting policies and estimates from those disclosed in our 2025 Form 10-K.

Inflation

Inflationary pressures experienced in recent years may persist or worsen. Some of the underlying factors impacting inflation may include, but are not limited to, geopolitical events and military actions affecting crude oil-producing nations that impact the global supply of crude oil, global supply chain disruptions, the imposition of trade restrictions or other governmental actions related to tariffs or trade policies, shipping bottlenecks, labor market constraints, increased competition for goods and services, and side effects from monetary and fiscal policies. It is uncertain at this time to what extent changes in trade restrictions and tariffs will have on our business. Tariffs on foreign goods and services could result in reciprocal tariffs on U.S. goods and services, which could impact the demand for and price of crude oil, natural gas, and natural gas liquids and increase inflationary pressures on, or impact the availability of, certain supplies, equipment and materials that we use to conduct our business. If inflationary pressures persist or worsen, we may incur additional costs for equipment and materials and from service providers. Our budgeted expenditures include an estimate for the potential impact of cost inflation and increased costs resulting from tariffs and, despite inflationary pressures, we expect to continue generating significant amounts of free cash flow at current commodity price levels.

.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General. We are exposed to a variety of market risks including commodity price risk, credit risk, interest rate risk, and foreign currency exchange risk. We seek to address these risks through a program of risk management which may include the use of derivative instruments.

Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of crude oil, natural gas, and natural gas liquids. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas and natural gas liquids production. Commodity prices have been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including differences between product prices at sales points and the applicable index prices. Based on our average daily production for the six months ended June 30, 2026, and excluding the effect of derivative instruments in place, our annual revenue would increase or decrease by approximately $822 million for each $10.00 per barrel change in crude oil prices at June 30, 2026 and $478 million for each $1.00 per Mcf change in natural gas prices at June 30, 2026.

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

The fair value of our crude oil and natural gas derivative instruments at June 30, 2026 was a net asset of $8.4 million, which is comprised of a $223.4 million net asset associated with our natural gas derivatives offset by a $215.0 million net liability associated with our crude oil derivatives. The following table shows how a hypothetical +/- 10% change in the underlying forward prices used to calculate the fair value of such derivatives would impact the fair value estimates as of June 30, 2026.

		Hypothetical Fair Value
In thousands	Change in Forward Price	Asset (Liability)
Crude Oil	-10%	$142,899
Crude Oil	+10%	$(577,870)
Natural Gas	-10%	$342,679
Natural Gas	+10%	$104,284

Changes in the fair value of our crude oil and natural gas derivatives from the above price sensitivities would produce a corresponding change in our total revenues.

Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($1.1 billion in receivables at June 30, 2026), and our joint interest and other receivables ($399.8 million at June 30, 2026).

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

Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $85.5 million at June 30, 2026, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on a co-owner's interest in the well, to net production proceeds against amounts owed in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

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

We had no variable rate borrowings outstanding on our credit facility at July 31, 2026.

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

Foreign Currency Exchange Risk. We are exposed to foreign currency exchange risk associated with our international operations in Argentina. We currently have no foreign currency derivative instruments in place to manage foreign currency risk. However, we may enter into such instruments in the future as our international operations increase in size and scope.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of June 30, 2026 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2026, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CONTINENTAL RESOURCES, INC.

Date:	July 31, 2026	By:	/s/ John D. Hart
John D. Hart
Chief Financial Officer and Executive Vice President of Strategic Planning (Duly Authorized Officer and Principal Financial Officer)