Form 10-Q
period 2026-09-30
CONTINENTAL RESOURCES, INC
filed 2026-10-30
CIK 732834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of September 30, 2026, there are no publicly traded common shares of Continental Resources, Inc.

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

iii

PART I. Financial Information

ITEM 1. Financial Statements

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

In thousands, except par values and share data	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$415,912	$1,375,861
Accounts receivable, net	1,913,965	1,406,796
Derivative assets	223,851	324,706
Inventories	307,722	227,407
Income taxes receivable	261,217	58,762
Prepaid expenses and other	56,298	39,634
Total current assets	3,178,965	3,433,166
Net property and equipment, based on successful efforts method of accounting	23,318,054	20,656,908
Investment in unconsolidated affiliates	403,119	261,333
Derivative assets, noncurrent	14,218	61,528
Other noncurrent assets	208,387	109,227
Total assets	$27,122,743	$24,522,162
Liabilities and equity
Current liabilities:
Accounts payable trade	$941,465	$700,669
Revenues and royalties payable	941,617	718,631
Accrued liabilities and other	532,702	410,554
Current portion of income tax liabilities	4,681	519
Derivative liabilities	671,177	—
Current portion of long-term debt	799,799	798,609
Total current liabilities	3,891,441	2,628,982
Long-term debt, net of current portion	4,129,447	3,973,437
Other noncurrent liabilities:
Deferred income tax liabilities, net	3,281,420	3,046,707
Asset retirement obligations, noncurrent	535,337	505,382
Derivative liabilities, noncurrent	169,414	4,905
Other noncurrent liabilities	211,896	67,697
Total other noncurrent liabilities	4,198,067	3,624,691
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.01 par value: 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized (187,256 shares issued) of Class A voting common stock and 400,000,000 shares authorized (299,423,011 shares issued) of Class B non-voting common stock	2,996	2,996
Retained earnings	14,555,347	13,940,956
Total shareholders’ equity attributable to Continental Resources	14,558,343	13,943,952
Noncontrolling interests	345,445	351,100
Total equity	14,903,788	14,295,052
Total liabilities and equity	$27,122,743	$24,522,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
In thousands	2026	2025	2026	2025
Revenues:
Crude oil, natural gas, and natural gas liquids sales	$2,137,963	$1,824,572	$6,190,570	$5,341,153
Gain (loss) on derivative instruments, net	(797,743)	184,195	(1,557,879)	319,447
Crude oil and natural gas service operations	35,771	36,976	111,804	106,974
Total revenues	1,375,991	2,045,743	4,744,495	5,767,574

Operating costs and expenses:
Production expenses	220,847	221,620	650,337	622,444
Production and ad valorem taxes	148,169	134,233	440,615	389,004
Transportation, gathering, processing, and compression	80,349	87,958	242,918	242,676
Exploration expenses	11,918	4,791	28,774	11,420
Crude oil and natural gas service operations	14,830	30,047	74,075	78,816
Depreciation, depletion, amortization and accretion	644,634	697,474	1,958,893	1,943,602
Property impairments	7,354	12,826	36,234	45,674
General and administrative expenses	115,777	63,582	327,964	187,109
Net loss on sale of assets and other	8,683	1,174	528	7,446
Total operating costs and expenses	1,252,561	1,253,705	3,760,338	3,528,191
Income from operations	123,430	792,038	984,157	2,239,383
Other income (expense):
Interest expense	(55,581)	(54,190)	(165,385)	(163,573)
Loss on extinguishment of debt	—	—	—	(57)
Other	19,286	8,175	48,741	19,311
	(36,295)	(46,015)	(116,644)	(144,319)
Income before income taxes	87,135	746,023	867,513	2,095,064
Benefit (provision) for income taxes	1,755	(188,400)	(161,868)	(469,971)
Income before equity in net loss of affiliate	88,890	557,623	705,645	1,625,093
Equity in net loss of affiliate	(17,504)	(32)	(77,551)	(14,447)
Net income	71,386	557,591	628,094	1,610,646
Net income attributable to noncontrolling interests	1,544	1,625	13,703	11,475
Net income attributable to Continental Resources	$69,842	$555,966	$614,391	$1,599,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

Three months ended September 30, 2026
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at June 30, 2026	299,610,267	$2,996	$14,485,505	$14,488,501	$347,818	$14,836,319
Net income	—	—	69,842	69,842	1,544	71,386
Contributions from noncontrolling interests	—	—	—	—	3,760	3,760
Distributions to noncontrolling interests	—	—	—	—	(7,677)	(7,677)
Balance at September 30, 2026	299,610,267	$2,996	$14,555,347	$14,558,343	$345,445	$14,903,788

Nine months ended September 30, 2026
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at December 31, 2025	299,610,267	$2,996	$13,940,956	$13,943,952	$351,100	$14,295,052
Net income	—	—	614,391	614,391	13,703	628,094
Contributions from noncontrolling interests	—	—	—	—	10,975	10,975
Distributions to noncontrolling interests	—	—	—	—	(30,333)	(30,333)
Balance at September 30, 2026	299,610,267	$2,996	$14,555,347	$14,558,343	$345,445	$14,903,788

Three months ended September 30, 2025
	Shareholders’ equity attributable to Continental Resources
In thousands, except share data	Shares outstanding	Common stock	Retained earnings	Total shareholders’ equity of Continental Resources	Noncontrolling interests	Total equity
Balance at June 30, 2025	299,610,267	$2,996	$12,905,722	$12,908,718	$355,128	$13,263,846
Net income	—	—	555,966	555,966	1,625	557,591
Contributions from noncontrolling interests	—	—	—	—	2,845	2,845
Distributions to noncontrolling interests	—	—	—	—	(5,994)	(5,994)
Balance at September 30, 2025	299,610,267	$2,996	$13,461,688	$13,464,684	$353,604	$13,818,288

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

Continental Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
In thousands	2026	2025
Cash flows from operating activities:
Net income	$628,094	$1,610,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,964,599	1,941,272
Property impairments	36,234	45,674
Non-cash (gain) loss on derivatives, net	959,617	(105,785)
Provision for deferred income taxes	234,415	283,288
Equity in net loss of affiliate	77,551	14,447
Net (gain) loss on sale of assets and other	(3,194)	5,666
Loss on extinguishment of debt	—	57
Other, net	11,087	11,753
Changes in assets and liabilities:
Accounts receivable	(507,557)	91,535
Inventories	(78,044)	(46,340)
Other current assets	(19,273)	(128,870)
Accounts payable trade	186,019	75,364
Revenues and royalties payable	222,865	47,924
Accrued liabilities and other	121,606	(99,206)
Incentive compensation liability	(1,512)	(29,377)
Current income taxes	(198,281)	(19,851)
Other noncurrent assets and liabilities	(6,642)	(18,500)
Net cash provided by operating activities	3,627,584	3,679,697
Cash flows from investing activities:
Exploration and development	(3,291,810)	(2,451,624)
Purchase of producing crude oil and natural gas properties	(1,170,218)	(4,103)
Purchase of other property and equipment	(127,833)	(117,785)
Proceeds from sale of assets	116,729	25,503
Contributions to unconsolidated affiliates	(96,182)	(15,515)
Net cash used in investing activities	(4,569,314)	(2,563,524)
Cash flows from financing activities:
Credit facility borrowings	—	440,000
Repayment of credit facility	—	(460,000)
Repayment of other debt	—	(15,220)
Debt issuance costs	(14)	(135)
Contributions from noncontrolling interests	11,511	8,566
Distributions to noncontrolling interests	(29,716)	(24,913)
Dividends paid on common stock	—	(628)
Net cash used in financing activities	(18,219)	(52,330)
Net change in cash and cash equivalents	(959,949)	1,063,843
Cash and cash equivalents at beginning of period	1,375,861	39,064
Cash and cash equivalents at end of period	$415,912	$1,102,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Business

Nature of Business

Continental Resources, Inc. (the “Company”) was formed in 1967 and is incorporated under the laws of the State of Oklahoma. The Company’s principal business is the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. In 2026 the Company expanded its operations internationally via the acquisition of assets within the Vaca Muerta shale play in Argentina's Neuquén Basin and is evaluating opportunities to operate and develop assets in the Orinoco Oil Belt of Venezuela. As of September 30, 2026 our international activities represent an immaterial portion of our consolidated production, revenues, and assets. Additionally, the Company pursues the acquisition and management of perpetually owned minerals in its key operating areas as well as opportunities to participate and contribute in the growing power generation sector such as the new venture described in Note 10. Equity Investment. For the nine months ended September 30, 2026, crude oil accounted for 50% of the Company’s total production and 84% of its crude oil, natural gas, and natural gas liquids revenues.

Voluntary Filer

The Company is privately owned by its founder, Harold G. Hamm, certain members of his family and their affiliated entities (the “Hamm Family”). As of September 30, 2026, the Hamm Family holds approximately 299.6 million shares of common stock of the Company. As a privately held company, certain of the corporate governance, disclosure, and other provisions applicable to a company with listed equity securities and reporting obligations under the Securities Exchange Act of 1934 do not apply to us. We continue to furnish Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K with the SEC as required by our senior note indentures.

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

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of September 30, 2026 and for the three and nine month periods ended September 30, 2026 and 2025 are unaudited. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited balance sheet included in the 2025 Form 10-K. The Company evaluated its September 30, 2026 financial statements for subsequent events through October 30, 2026, the date the financial statements were available to be issued.

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

	Nine months ended September 30,
In thousands	2026	2025
Supplemental cash flow information:
Cash paid for interest	$167,722	$168,935
Cash paid for income taxes	126,878	315,605
Cash received for income tax refunds	1,559	302
Non-cash investing activities:
Asset retirement obligation additions and revisions, net	17,839	13,092

As of September 30, 2026 and December 31, 2025, the Company had $301.8 million and $251.8 million, respectively, of accrued capital expenditures included in “Net property and equipment” with an offsetting amount in “Accounts payable trade” in the consolidated balance sheets. See Note 10. Equity Investment for discussion of a promissory note borrowing and related investment which were transacted on a non-cash basis in the nine months ended September 30, 2026.

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Revenues

The following table presents the disaggregation of the Company's crude oil and natural gas revenues by operating area for the three and nine months ended September 30, 2026 and 2025. Sales of natural gas and NGLs are combined, as a substantial majority of the Company's natural gas sales contracts represent wellhead sales of unprocessed gas.

	Three months ended September 30, 2026			Three months ended September 30, 2025
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken	$810,492	$99,679	$910,171	$822,304	$53,658	$875,962
Anadarko Basin	270,452	178,142	448,594	210,291	151,578	361,869
Powder River Basin	134,050	14,796	148,846	102,644	12,609	115,253
Permian Basin	499,349	72,416	571,765	407,228	37,159	444,387
All other	58,372	215	58,587	27,096	5	27,101
Crude oil, natural gas, and natural gas liquids sales	$1,772,715	$365,248	$2,137,963	$1,569,563	$255,009	$1,824,572

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
In thousands	Crude Oil	Natural Gas and NGLs	Total	Crude Oil	Natural Gas and NGLs	Total
Bakken	$2,414,117	$332,906	$2,747,023	$2,272,097	$263,090	$2,535,187
Anadarko Basin	741,429	572,115	1,313,544	622,056	512,736	1,134,792
Powder River Basin	454,949	41,221	496,170	313,059	40,906	353,965
Permian Basin	1,436,528	66,817	1,503,345	1,125,193	102,540	1,227,733
All other	130,172	316	130,488	89,443	33	89,476
Crude oil, natural gas, and natural gas liquids sales	$5,177,195	$1,013,375	$6,190,570	$4,421,848	$919,305	$5,341,153

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

At September 30, 2026 the Company had outstanding crude oil and natural gas derivative contracts as set forth in the tables below.

Natural gas derivatives
			Weighted Average Hedge Price ($/MMBtu)
Period and Type of Contract	Average Volumes Hedged		Basis Swaps	Fixed Swaps
October 2026 - December 2026
Swaps - Henry Hub	771,000	MMBtus/day		$4.14
Basis Swaps - WAHA	150,000	MMBtus/day	$(1.64)
January 2027 - March 2027
Basis Swaps - WAHA	120,000	MMBtus/day	$(0.90)
January 2027 - December 2027
Swaps - Henry Hub	647,000	MMBtus/day		$3.94
January 2028 - December 2028
Swaps - Henry Hub	220,000	MMBtus/day		$3.71
January 2029 - December 2029
Swaps - Henry Hub	190,000	MMBtus/day		$3.65

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Crude oil derivatives
			Weighted Average Hedge Price ($/Bbl)
Period and Type of Contract	Average Volumes Hedged		Roll Swaps	Fixed Swaps	Floor	Ceiling
October 2026 - December 2026
Fixed Swaps - WTI	122,000	Bbls/day		$64.28
Collars - WTI	33,000	Bbls/day			$60.00	$69.38
Roll Swaps - NYMEX	53,000	Bbls/day	$1.48
January 2027 - December 2027
Fixed Swaps - WTI	88,000	Bbls/day		$66.07
Collars - WTI	10,000	Bbls/day			$65.00	$88.63
January 2028 - December 2028
Fixed Swaps - WTI	23,000	Bbls/day		$62.54

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

	Three months ended September 30,		Nine months ended September 30,
In thousands	2026	2025	2026	2025
Cash received (paid) on derivatives:
Crude oil fixed price swaps	$(240,155)	$30,613	$(628,308)	$76,743
Crude oil collars	(49,478)	(6)	(142,069)	(34)
Crude oil NYMEX roll swaps	(2,690)	(2,042)	(20,782)	349
Natural gas fixed price swaps	84,075	47,062	123,242	81,201
Natural gas collars	—	32,950	(429)	55,403
Natural gas WAHA basis swaps	(2,773)	—	70,084	—
Cash received (paid) on derivatives, net	(211,021)	108,577	(598,262)	213,662
Non-cash gain (loss) on derivatives:
Crude oil fixed price swaps	(531,873)	(31,902)	(884,215)	75,073
Crude oil collars	(46,965)	(6,125)	(122,301)	35,657
Crude oil NYMEX roll swaps	(14,955)	2,588	(9,082)	2,197
Natural gas fixed price swaps	19,696	106,510	112,908	(56,724)
Natural gas collars	—	(1,509)	(16,702)	43,526
Natural gas WAHA basis swaps	(12,625)	6,056	(40,225)	6,056
Non-cash gain (loss) on derivatives, net	(586,722)	75,618	(959,617)	105,785
Gain (loss) on derivative instruments, net	$(797,743)	$184,195	$(1,557,879)	$319,447

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

In thousands	September 30, 2026	December 31, 2025
Derivative assets:
Gross amounts of recognized assets	$245,444	$392,348
Gross amounts offset on balance sheet	(7,375)	(6,114)
Net amounts of assets on balance sheet	238,069	386,234
Derivative liabilities:
Gross amounts of recognized liabilities	(847,966)	(11,019)
Gross amounts offset on balance sheet	7,375	6,114
Net amounts of liabilities on balance sheet	$(840,591)	$(4,905)

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed consolidated balance sheets.

In thousands	September 30, 2026	December 31, 2025
Derivative assets	$223,851	$324,706
Derivative assets, noncurrent	14,218	61,528
Net amounts of assets on balance sheet	238,069	386,234
Derivative liabilities	(671,177)	—
Derivative liabilities, noncurrent	(169,414)	(4,905)
Net amounts of liabilities on balance sheet	(840,591)	(4,905)
Total derivative assets (liabilities), net	$(602,522)	$381,329

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

The following tables summarize the valuation of derivative instruments by pricing levels that were accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

	Fair value measurements at September 30, 2026 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities):
Crude oil fixed price swaps	$—	$(736,273)	$—	$(736,273)
Crude oil collars	—	(63,486)	—	(63,486)
Crude oil NYMEX roll swaps	—	(9,082)	—	(9,082)
Natural gas fixed price swaps	—	233,661	—	233,661
Natural gas WAHA basis swaps	—	(3,108)	—	(3,108)
Contingent consideration	—	(24,234)	—	(24,234)
Total	$—	$(602,522)	$—	$(602,522)

	Fair value measurements at December 31, 2025 using:
In thousands	Level 1	Level 2	Level 3	Total
Derivative assets:
Crude oil fixed price swaps	$—	$147,943	$—	$147,943
Crude oil collars	—	58,815	—	58,815
Natural gas fixed price swaps	—	120,753	—	120,753
Natural gas collars	—	16,702	—	16,702
Natural gas WAHA basis swaps	—	37,116	—	37,116
Total	$—	$381,329	$—	$381,329

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Debt

The Company's debt, net of unamortized discounts, premiums, and debt issuance costs totaling $23.5 million and $28.0 million at September 30, 2026 and December 31, 2025, respectively, consists of the following.

In thousands	September 30, 2026	December 31, 2025
2.268% Senior Notes due 2026 (1)	$799,799	$798,609
4.375% Senior Notes due 2028	998,073	997,005
5.75% Senior Notes due 2031	1,490,432	1,488,995
2.875% Senior Notes due 2032	795,129	794,525
4.9% Senior Notes due 2044	693,093	692,912
Note payable	152,720	—
Total debt	$4,929,246	$4,772,046
Less: Current portion of long-term debt	799,799	798,609
Long-term debt, net of current portion	$4,129,447	$3,973,437

(1) The Company’s 2026 Notes, which have a face value of $800 million at September 30, 2026, are scheduled to mature on November 15, 2026 and, accordingly, are included as a current liability in the caption “Current portion of long-term debt” in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

Credit Facility

The Company has a credit facility, maturing in October 2029, with aggregate lender commitments totaling $1.8 billion. The Company has the option to extend the October 2029 maturity date by up to two additional one-year periods subject to lender consent. The credit facility is unsecured and has no borrowing base requirement subject to redetermination.

The Company had no outstanding borrowings on its credit facility at September 30, 2026 and December 31, 2025. The Company incurs commitment fees based on currently assigned credit ratings of 0.20% per annum on the daily average amount of unused borrowing availability. Credit facility borrowings bear interest at market-based interest rates plus a margin based on the terms of the borrowing and the credit ratings assigned to the Company’s senior, unsecured, long-term indebtedness.

The credit facility contains certain restrictive covenants, including a requirement that the Company maintain a consolidated net debt to total capitalization ratio of no greater than 0.65 to 1.00. This ratio represents the ratio of (a) net debt (calculated as total face value of debt plus outstanding letters of credit less cash and cash equivalents) divided by (b) the sum of net debt plus total shareholders' equity (i) plus, to the extent resulting in a reduction of total shareholders’ equity, the amount of any non-cash impairment charges incurred, net of any tax effect, after June 30, 2014 and (ii) plus (to the extent resulting in a reduction of total shareholders’ equity) or minus (to the extent resulting in an increase of total shareholders’ equity), as applicable, the amount of the non-cash impact of the accounting treatment for the Redemption Agreement described in Note 8. Commitments and Contingencies, which amount shall be further adjusted, (x) if the Redemption Agreement is amended without the lenders consent and has the effect of materially increasing the scope of the Company's obligations beyond the last form of the Redemption Agreement that was approved by the lenders and (y) to reflect the impact of any cash payments actually made under the agreement. The Company was in compliance with the credit facility covenants at September 30, 2026.

Senior Notes

The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding senior note obligations at September 30, 2026.

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

The indentures governing the Company’s senior notes contain covenants that, among other things, limit the Company’s ability to create liens securing certain indebtedness, enter into certain sale-leaseback transactions, or consolidate, merge or transfer certain assets. These covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants at September 30, 2026.

The senior notes are obligations of Continental Resources, Inc. Additionally, certain of the Company’s wholly-owned consolidated subsidiaries (Banner Pipeline Company, L.L.C., CLR Asset Holdings, LLC, The Mineral Resources Company, LLC, Continental International Services LLC (successor to SCS1 Holdings LLC), Continental Innovations LLC, Jagged Peak Energy LLC, Parsley SoDe Water LLC, Continental Pecos Power, LLC, Continental VZ GP, LLC, Continental VZ Holdco LP, Continental Resources FBE Holdings LLC, and Continental Resources FBE LLC) fully and unconditionally guarantee or will guarantee the senior notes on a joint and several basis. The Company's subsidiaries formed under the laws of foreign jurisdictions (Continental Resources Argentina S.A.U. and Continental Resources Turkey Petrol Arama ve Üretim Limited Şirketi) are not currently required to guarantee the senior notes under the terms of the indentures governing such notes. The financial information of the guarantor group is not materially different from the consolidated financial statements of the Company. The Company’s other subsidiaries, whose assets, equity, and results of operations attributable to the Company are not material, do not guarantee the senior notes.

Note payable

See Note 10. Equity Investment for discussion of a promissory note entered into by the Company in March 2026.

Note 8. Commitments and Contingencies

Transportation, gathering, and processing commitments

The Company has entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities. Certain of the commitments, which have varying terms extending as far as 2038, require the Company to pay per-unit transportation, gathering, or processing charges regardless of the amount of capacity used. Future commitments remaining as of September 30, 2026 under the arrangements amount to approximately $1.3 billion, of which $62 million is expected to be incurred in the remainder of 2026, $244 million in 2027, $148 million in 2028, $100 million in 2029, $100 million in 2030, and $677 million thereafter. A portion of these future costs will be borne by other interest owners. The Company is not committed under the above contracts to deliver fixed and determinable quantities of crude oil or natural gas in the future. These commitments do not qualify as leases under ASC Topic 842 and are not recognized on the Company's balance sheet.

Litigation pertaining to 2022 take-private transaction

In April 2023, three separate putative class action lawsuits were consolidated under the caption In re Continental Resources, Inc. Shareholder Litigation, Case No. CJ-2022-4162, in the District Court of Oklahoma County, Oklahoma (the “Consolidated Action”). In the Consolidated Action, the plaintiffs, on behalf of themselves and all other similarly situated former shareholders of the Company, allege that Mr. Hamm, certain trusts established for the benefit of Mr. Hamm and/or his family members, and the Company’s other directors breached their fiduciary duties in connection with the 2022 take-private transaction and seek: (i) monetary damages; (ii) the costs and expenses associated with the lawsuits; and (iii) other equitable relief. In the second quarter of 2026 the parties reached a settlement to resolve this matter without any admission of liability, wrongdoing, or fault. The terms and conditions of

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

the settlement agreement shall not become effective until the District Court of Oklahoma County, Oklahoma has entered an order approving the settlement. The court's final settlement hearing is currently set for November 10, 2026. If approved, the Company will make payments totaling $60 million for the benefit of the class. Pursuant to the terms of the settlement agreement, the Company made a $20 million payment in July 2026 and plans to pay the remaining $40 million no less than five days prior to the final settlement hearing. The Company has recovered $23.5 million of the settlement through insurance reimbursements, resulting in a net decrease to pre-tax income of $36.5 million for the nine months ended September 30, 2026 which is included in “General and administrative expenses” in the condensed consolidated statements of income.

In January 2023, FourWorld Deep Value Opportunities Fund I, LLC, FourWorld Event Opportunities, LP, FW Deep Value Opportunities I, LLC, FourWorld Global Opportunities Fund, Ltd., FourWorld Special Opportunities Fund, LLC, Corbin ERISA Opportunity Fund Ltd., and Quadre Investments, L.P. (collectively, “FourWorld”), all former shareholders of the Company, filed a petition in the District Court of Oklahoma County, Oklahoma, seeking appraisal of their respective shares of the Company’s common stock in connection with the 2022 take-private transaction. In April 2024, Quadre Investments, L.P. filed a voluntary dismissal with prejudice. The Company continues to vigorously defend itself against these claims. The case is set for Pretrial Conference on December 17, 2026. If the Company does not prevail on its pending motion for summary judgment, the case will likely be set for trial in 2027.

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

At September 30, 2026, the Company had recorded a current liability of $72.2 million and a non-current liability of $28.8 million in the captions “Accrued liabilities and other” and “Other noncurrent liabilities,” respectively, in the condensed consolidated balance sheets associated with the awards. Such amounts reflect the Company’s estimate of expected future cash payments multiplied by the percentage of requisite service periods that employees have completed as of September 30, 2026. The compensation expense associated with such awards, which is included in the caption “General and administrative expenses” in the condensed consolidated statements of income, totaled $45.0 million and $18.1 million for the three months ended September 30, 2026 and 2025, respectively, and $96.5 million and $54.9 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was approximately $112.2 million of unrecognized liabilities and compensation expense related to unvested awards, which are expected to be recognized over a weighted average period of 1.4 years.

The Company’s incentive compensation liability will be remeasured each reporting period leading up to the applicable award vesting dates to reflect additional service rendered by employees and to reflect changes in expected cash payments arising from underlying

Continental Resources, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

changes in the value of the Company based on independent third party appraisals. Changes in the liability will be recorded as increases or decreases to compensation expense. The Company has estimated the number of forfeitures expected to occur in determining the amount of liability and expense to recognize.

Note 10. Equity Investment

In March 2026, Continental entered into a joint venture with Mercuria Investments US, Inc. (“Mercuria”) pursuant to that certain Contribution Agreement, by and among Mercuria, Continental Pecos Power, LLC, a wholly-owned subsidiary of Continental (“Continental Pecos Power”), and Pecos Intermediate LLC, which serves as the joint venture entity (“Pecos Intermediate”) (the “Contribution Agreement”). The joint venture is building a 452 megawatt gas-fired power generation plant in Pecos, Texas. Pursuant to the Contribution Agreement and as of September 30, 2026, Continental Pecos Power had contributed $224.1 million to Pecos Intermediate to fund construction and development costs incurred to date in exchange for membership interests in Pecos Intermediate representing a 50% economic interest. Continental Pecos Power has board representation and holds a 50% non-controlling equity ownership interest in Pecos Intermediate. Continental is not deemed to be the primary beneficiary of the venture for accounting purposes under U.S. GAAP and thus accounts for its investment under the equity method of accounting within the caption "Investment in unconsolidated affiliates."

Continental Pecos Power has capital commitment obligations to Pecos Intermediate of up to $257.8 million, inclusive of the $224.1 million of contributions made to date through September 30, 2026. In addition, Pecos Intermediate’s operating agreement requires Continental Pecos Power to provide 50% of the credit support for certain credit support instruments in effect prior to Continental Pecos Power’s entry into the Contribution Agreement and certain third party credit support. The power generation plant is expected to become operational in 2027.

In connection with its entry into the joint venture, in March 2026, Continental Pecos Power executed a $150 million secured promissory note with Mercuria pursuant to which it borrowed the amount needed to fund its initial contribution and a portion of subsequent contributions. The note payable, which is included in the caption "Long-term debt, net of current portion" in the condensed consolidated balance sheet, matures in December 2035. The note contains customary affirmative and negative covenants and customary events of default. The note is secured by a pledge of Continental Pecos Power’s equity interests in Pecos Intermediate and, subject to limited exceptions, the proceeds of any cash generated by the joint venture and related agreements which is payable to Continental or Continental Pecos Power. Continental has guaranteed Continental Pecos Power’s obligations for capital commitments, certain third party credit support obligations, and the note payable.

Note 11. Property Acquisitions

Permian Basin Acquisition

On September 30, 2026 the Company acquired oil and gas assets and properties in the Permian Basin of Texas from FireBird Energy II Holdings LLC, a portfolio company of Quantum Capital Group, pursuant to a membership interest purchase agreement in which the Company purchased 100% of the issued and outstanding interests of FireBird Energy II Intermediate Holdings, LLC and its subsidiary FireBird Energy II LLC (the "FireBird Acquisition”). The acquired interests included production totaling approximately 27,000 net Boe per day at the time of closing. The purchase price totaled approximately $2.14 billion inclusive of customary closing adjustments made pursuant to the agreement. The Company funded the purchase price entirely using available cash on hand.

The Company has accounted for the FireBird Acquisition using the acquisition method under ASC Topic 805—Business Combinations, which requires all assets acquired and liabilities assumed to be recorded at fair value at the acquisition date. Provisional fair value measurements have been made by the Company for acquired assets and liabilities, and adjustments to those measurements may be made in subsequent periods (up to one year from the acquisition date) as additional information necessary to complete the fair value analysis is obtained.

The following table summarizes the provisional fair values assigned to assets acquired and liabilities assumed as of the acquisition date (presented in millions). Certain studies necessary to complete the purchase price allocation are still under evaluation including, but not limited to, the valuation of proved and unproved properties, service property and equipment, inventory, estimated receivables and payables, and lease assets and liabilities. The Company will finalize the purchase price allocation during the twelve-month period following the acquisition date, during which time the value of the assets and liabilities presented below may be revised.

In millions	September 30, 2026
Cash and cash equivalents	$8
Accounts receivable	173
Inventories	3
Property and equipment	2,136
Other	1
Total assets acquired	$2,321

Accounts payable trade	53
Revenues and royalties payable	109
Accrued liabilities and other	11
Asset retirement obligations	9
Total liabilities assumed	$182
Net assets acquired	$2,139

The fair value of property and equipment acquired was primarily measured using discounted cash flow valuation techniques based on inputs that are not observable in the market and, as such, are considered Level 3 fair value measurements. Significant unobservable inputs included future commodity prices adjusted for differentials, forecasted production based on decline curve analysis, estimated timing and amount of future operating and development costs, and a weighted average cost of capital.

The table below summarizes the Company's pro forma results as if the FireBird Acquisition had been completed on January 1, 2025 and was combined with the Company's historical results. The following pro forma information is unaudited, is provided for informational purposes only, and does not represent actual results that would have occurred if the FireBird Acquisition was completed on January 1, 2025, nor is it indicative of future results.

	Three months ended September 30,		Nine months ended September 30,
In Millions	2026	2025	2026	2025
Pro forma combined total revenues	$1,548	$2,124	$5,222	$5,952
Pro forma combined income from operations	232	824	1,293	2,312

Other Acquisitions

In addition to the FireBird Acquisition discussed above, during the nine months ended September 30, 2026 the Company executed several other acquisitions of oil and gas properties in various areas totaling $711 million. The Company accounted for each acquisition as an asset acquisition under ASC Topic 805—Business Combinations. Of the purchase prices, a total of $99 million was allocated to proved properties and a total of $612 million was allocated to unproved properties. The acquired properties, a portion of which include the Company's international acquisitions of oil and gas assets in Argentina, primarily represented undeveloped acreage with no currently significant production or revenues.

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

The Notice is considered new information that clarifies the interpretation of existing income tax law for accounting purposes. In accordance with U.S. GAAP, the Company recognized the tax effects of the Notice in the first quarter of 2026, the reporting period that included the issuance date. As a result, the Company’s CAMT liability for the 2025 tax year was reduced by $224 million in the 2026 first quarter, with the impact reflected as an increase in the Company's net federal income tax receivable and a corresponding decrease in the deferred tax asset relating to CAMT credit carryforwards on the condensed consolidated balance sheet. The Notice had no impact on the Company's income tax expense or effective tax rate for the nine months ended September 30, 2026.

For the three and nine months ended September 30, 2026 the Company provided for income taxes on its domestic pre-tax income at a combined federal and state tax rate of 23.5%. The Company recorded an income tax benefit of $1.8 million for the third quarter of 2026, resulting in a negative 2.0% effective tax rate, and an income tax provision of $161.9 million for the nine months ended September 30, 2026, resulting in an 18.7% effective tax rate, after taking into account the application of statutory tax rates, permanent taxable differences, estimated tax credits, and other items. The Company's effective tax rates for the 2026 periods reflect various discrete income tax benefits totaling $14.9 million recognized in the third quarter of 2026 upon the filing of the 2025 federal income tax return.

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

Overview

We are an independent crude oil and natural gas company engaged in the exploration, development, management, and production of crude oil and natural gas and associated products with properties primarily located in four leading basins in the United States – the Bakken field of North Dakota and Montana, the Anadarko Basin of Oklahoma, the Permian Basin of Texas, and the Powder River Basin of Wyoming. In 2026 the Company expanded its operations internationally via the acquisition of assets within the Vaca Muerta shale play in Argentina's Neuquén Basin and is evaluating opportunities to operate and develop assets in the Orinoco Oil Belt of Venezuela. As of September 30, 2026 our international activities represent an immaterial portion of our consolidated production, revenues, and assets. Additionally, we pursue the acquisition and management of perpetually owned minerals located in our key operating areas, as well as opportunities to participate and contribute in the growing power generation sector.

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

Third Quarter 2026 Financial and Operating Metrics

Crude oil prices increased in 2026 and have remained elevated through the date of this filing as a result of geopolitical events and conflict in the Middle East that have impacted the global supply of crude oil. Crude oil prices remain volatile and unpredictable. Average NYMEX crude oil and natural gas market prices for the periods presented are shown in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Average NYMEX prices:
WTI Crude oil ($/Bbl)	$87.12	$65.78	$85.25	$67.31
Henry Hub natural gas ($/MMBtu)	$2.87	$3.03	$3.49	$3.45

The following table contains financial and operating metrics for the periods presented. Average sales prices exclude any effect of derivative transactions. Per-unit expenses have been calculated using sales volumes.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Average daily production:
Crude oil (Bbl per day)	225,853	260,441	225,426	245,346
Natural gas (Mcf per day) (1)	1,371,386	1,318,435	1,330,944	1,228,426
Crude oil equivalents (Boe per day)	454,417	480,181	447,250	450,083
Average sales prices:
Crude oil ($/Bbl)	$85.70	$65.11	$84.72	$65.89
Natural gas ($/Mcf) (1)	$2.89	$2.10	$2.79	$2.74
Production expenses ($/Boe)	$5.29	$5.00	$5.35	$5.06
Production and ad valorem taxes (% of net crude oil and natural gas sales)	7.2%	7.7%	7.4%	7.6%
DD&A ($/Boe)	$15.45	$15.74	$16.10	$15.80
Total general and administrative expenses ($/Boe)	$2.78	$1.43	$2.70	$1.52

(1)
Natural gas production volumes, sales volumes, and sales prices presented throughout management's discussion and analysis reflect the combined value for natural gas and natural gas liquids.

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

Results of Operations

The following table presents selected financial and operating information for the periods presented.

	Three months ended September 30,
In thousands	2026	2025
Crude oil, natural gas, and natural gas liquids sales	$2,137,963	$1,824,572
Gain (loss) on derivative instruments, net	(797,743)	184,195
Crude oil and natural gas service operations	35,771	36,976
Total revenues	1,375,991	2,045,743
Operating costs and expenses	(1,252,561)	(1,253,705)
Other expenses, net	(36,295)	(46,015)
Income before income taxes	87,135	746,023
Benefit (provision) for income taxes	1,755	(188,400)
Income before equity in net loss of affiliate	88,890	557,623
Equity in net loss of affiliate	(17,504)	(32)
Net income	71,386	557,591
Net income attributable to noncontrolling interests	1,544	1,625
Net income attributable to Continental Resources	$69,842	$555,966

Production volumes:
Crude oil (MBbl)	20,778	23,960
Natural gas (MMcf)	126,168	121,296
Crude oil equivalents (MBoe)	41,806	44,177
Sales volumes:
Crude oil (MBbl)	20,684	24,107
Natural gas (MMcf)	126,168	121,296
Crude oil equivalents (MBoe)	41,712	44,324

Production

The following table summarizes the changes in our average daily Boe production by major operating area for the third quarter period.

	Three months ended September 30,
Boe production per day	2026	2025	% Change
Bakken	173,361	209,741	(17)%
Anadarko Basin	137,601	132,210	4%
Powder River Basin	26,151	26,101	—%
Permian Basin	109,672	107,295	2%
All other	7,632	4,834	58%
Total	454,417	480,181	(5)%

The following table summarizes the changes in our production by product for the third quarter period.

	Three months ended September 30,					Volume
	2026		2025		Volume	percent
	Volume	Percent	Volume	Percent	change	change
Crude oil (MBbl)	20,778	50%	23,960	54%	(3,182)	(13)%
Natural gas (MMcf)	126,168	50%	121,296	46%	4,872	4%
Total (MBoe)	41,806	100%	44,177	100%	(2,371)	(5)%

The 13% decrease in crude oil production and 4% increase in natural gas production in the 2026 third quarter compared to the 2025 third quarter were driven by changes in the allocation of capital between our operating areas and variation in the timing of new well completions between years.

Revenues

Our revenues consist of sales of crude oil, natural gas, and natural gas liquids, gains and losses resulting from changes in the fair value of our crude oil and natural gas derivative instruments, and revenues associated with crude oil and natural gas service operations.

Crude oil, natural gas, and natural gas liquids sales. Sales totaled $2.14 billion for the third quarter of 2026, a 17% increase compared to sales of $1.82 billion for the third quarter of 2025 due to increases in crude oil and natural gas sales prices, coupled with an increase in natural gas sales volumes, partially offset by a decrease in crude oil sales volumes.

Total sales volumes for the third quarter of 2026 decreased 2,612 MBoe, or 6%, compared to the third quarter of 2025 primarily due to the previously described decrease in crude oil production volumes. For the third quarter of 2026, our crude oil sales volumes decreased 14%, while our natural gas sales volumes increased 4% compared to the third quarter of 2025.

Our crude oil sales prices averaged $85.70 per barrel in the third quarter of 2026 compared to $65.11 per barrel for the third quarter of 2025 due to the previously described increase in market prices. Our natural gas sales prices averaged $2.89 per Mcf for the third quarter of 2026 compared to $2.10 per Mcf for the third quarter of 2025.

Derivatives. Changes in settled and future commodity prices during the third quarter of 2026 had a net unfavorable impact on the fair value of our derivatives, which resulted in negative revenue adjustments totaling $797.7 million for the period, representing $586.7 million of unsettled non-cash losses and $211.0 million of realized cash losses, compared to positive revenue adjustments totaling $184.2 million in the third quarter of 2025. The significant cash and non-cash losses recognized in the 2026 third quarter were driven by the aforementioned increase in crude oil prices in the quarter and an increase in forward crude oil prices as of September 30, 2026 compared to June 30, 2026. See Note 5. Derivative Instruments in Notes to Unaudited Condensed Consolidated Financial Statements for further information on the gains and losses recognized on our derivative instruments in the third quarter of 2026.

Operating Costs and Expenses

Production Expenses. Production expenses were consistent at $220.8 million for the third quarter of 2026 compared to $221.6 million for the third quarter of 2025. Production expenses on a per-Boe basis averaged $5.29 per Boe for the third quarter of 2026 compared to $5.00 per Boe for the third quarter of 2025 primarily due to changes in the mix of production between our operating areas between periods.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased $13.9 million, or 10%, to $148.2 million for the third quarter of 2026 compared to $134.2 million for the third quarter of 2025 due to an increase in crude oil and natural gas revenues. Our production taxes as a percentage of net sales averaged 7.2% for the third quarter of 2026 compared to 7.7% for the third quarter of 2025, the decrease of which resulted from changes in sales mix of crude oil and natural gas in our operating areas between periods.

Transportation, gathering, processing, and compression. These charges decreased $7.6 million, or 9%, to $80.3 million for the third quarter of 2026 compared to $88.0 million for the third quarter of 2025 due to changes in marketing terms and arrangements utilized between periods and changes in our working interest share of cost burdens in certain operating areas.

Depreciation, Depletion, Amortization and Accretion. DD&A totaled $644.6 million for the third quarter of 2026, a decrease of $52.8 million, or 8%, compared to $697.5 million for the third quarter of 2025 primarily due to a 6% decrease in total sales volumes. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Three months ended September 30,
$/Boe	2026	2025
Crude oil and natural gas properties	$14.49	$15.06
Other equipment	0.78	0.53
Asset retirement obligation accretion	0.18	0.15
Depreciation, depletion, amortization and accretion	$15.45	$15.74

General and Administrative Expenses. Total G&A expenses increased $52.2 million to $115.8 million for the third quarter of 2026 compared to $63.6 million for the third quarter of 2025. Such expenses include charges for incentive compensation awards of $45.0 million and $18.1 million for the third quarters of 2026 and 2025, respectively, the increase of which was driven by an upward remeasurement of outstanding award liabilities resulting from an increase in the value of the Company between periods. G&A expenses other than incentive compensation awards totaled $70.8 million for the third quarter of 2026 compared to $45.5 million for the third quarter of 2025. This increase was driven by an annual increase in employee-related costs and benefits, higher transaction costs including our expansion into international jurisdictions, software enhancements, and lower overhead and cost recoveries from joint interest owners due to a decrease in drilling and completion spending compared to the prior period. The following table shows the components of G&A expenses on a unit of sales basis for the periods presented.

	Three months ended September 30,
$/Boe	2026	2025
General and administrative expenses excluding incentive compensation	$1.70	$1.02
Long-term incentive compensation awards	1.08	0.41
Total general and administrative expenses	$2.78	$1.43

Income Taxes. For the third quarters of 2026 and 2025 we provided for income taxes on our domestic pre-tax income at a combined federal and state tax rate of 23.5%. We recorded an income tax benefit of $1.8 million for the third quarter of 2026, resulting in a negative 2% effective tax rate, and an income tax provision of $188.4 million for the third quarter of 2025, which resulted in an effective tax rate of 25.3%, after taking into account the application of statutory tax rates, permanent taxable differences, estimated tax credits, and other items. The decrease in our effective tax rate for the third quarter of 2026 was primarily due to various discrete income tax benefits totaling $14.9 million recognized upon the filing of our 2025 federal income tax return.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Results of Operations

The following table presents selected financial and operating information for the periods presented.

	Nine months ended September 30,
In thousands	2026	2025
Crude oil, natural gas, and natural gas liquids sales	$6,190,570	$5,341,153
Gain (loss) on derivative instruments, net	(1,557,879)	319,447
Crude oil and natural gas service operations	111,804	106,974
Total revenues	4,744,495	5,767,574
Operating costs and expenses	(3,760,338)	(3,528,191)
Other expenses, net	(116,644)	(144,319)
Income before income taxes	867,513	2,095,064
Provision for income taxes	(161,868)	(469,971)
Income before equity in net loss of affiliate	705,645	1,625,093
Equity in net loss of affiliate	(77,551)	(14,447)
Net income	628,094	1,610,646
Net income attributable to noncontrolling interests	13,703	11,475
Net income attributable to Continental Resources	$614,391	$1,599,171

Production volumes:
Crude oil (MBbl)	61,541	66,979
Natural gas (MMcf)	363,348	335,360
Crude oil equivalents (MBoe)	122,099	122,873
Sales volumes:
Crude oil (MBbl)	61,111	67,112
Natural gas (MMcf)	363,348	335,360
Crude oil equivalents (MBoe)	121,669	123,006

Production

The following table summarizes the changes in our average daily Boe production by major operating area for the year to date period.

	Nine months ended September 30,
Boe production per day	2026	2025	% Change
Bakken	175,837	197,706	(11)%
Anadarko Basin	132,364	128,630	3%
Powder River Basin	28,807	26,648	8%
Permian Basin	104,265	92,206	13%
All other	5,977	4,893	22%
Total	447,250	450,083	(1)%

The following table summarizes the changes in our production by product for the year to date period.

	Nine months ended September 30,					Volume
	2026		2025		Volume	percent
	Volume	Percent	Volume	Percent	change	change
Crude oil (MBbl)	61,541	50%	66,979	55%	(5,438)	(8)%
Natural gas (MMcf)	363,348	50%	335,360	45%	27,988	8%
Total (MBoe)	122,099	100%	122,873	100%	(774)	(1)%

The 8% decrease in crude oil production and 8% increase in natural gas production for year to date 2026 compared to year to date 2025 were driven by changes in the allocation of capital between our operating areas and variation in the timing of new well completions between years.

Revenues

Crude oil, natural gas, and natural gas liquids sales. Sales for year to date 2026 totaled $6.19 billion, a 16% increase compared to $5.34 billion for the comparable 2025 period driven by increases in crude oil and natural gas sales prices, coupled with an increase in natural gas sales volumes, partially offset by a decrease in crude oil sales volumes.

Total sales volumes for year to date 2026 decreased 1,337 MBoe, or 1%, compared to year to date 2025 due to the previously described decrease in crude oil production volumes, nearly offset by an increase in natural gas production volumes. For year to date 2026, our crude oil sales volumes decreased 9%, while our natural gas sales volumes increased 8% compared to year to date 2025.

Our crude oil sales prices averaged $84.72 per barrel for year to date 2026 compared to $65.89 per barrel for year to date 2025 due to the previously described increase in market prices. Our natural gas sales prices averaged $2.79 per Mcf for year to date 2026 compared to $2.74 per Mcf for year to date 2025.

Derivatives. Changes in settled and future commodity prices during the nine months ended September 30, 2026 had a net unfavorable impact on the fair value of our derivatives, which resulted in negative revenue adjustments totaling $1.56 billion for the period, representing $598.3 million of realized cash losses and $959.6 million of unsettled non-cash losses, compared to positive revenue adjustments totaling $319.4 million in the comparable 2025 period. The significant cash and non-cash losses recognized for year to date 2026 were driven by the aforementioned increase in crude oil market prices during the period. See Note 5. Derivative Instruments in Notes to Unaudited Condensed Consolidated Financial Statements for further information on the gains and losses recognized on our derivative instruments for year to date 2026.

Operating Costs and Expenses

Production Expenses. Production expenses increased $27.9 million, or 4%, to $650.3 million for year to date 2026 compared to $622.4 million for year to date 2025 primarily due to higher workover-related activities aimed at enhancing production from producing properties. Production expenses on a per-Boe basis averaged $5.35 per Boe for year to date 2026 compared to $5.06 per Boe for year to date 2025.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased $51.6 million, or 13%, to $440.6 million for year to date 2026 compared to $389.0 million for year to date 2025 due to an increase in crude oil and natural gas revenues. Our production taxes as a percentage of net sales averaged 7.4% for year to date 2026 compared to 7.6% for year to date 2025, the decrease of which resulted from changes in sales mix of crude oil and natural gas in our operating areas between periods.

Transportation, gathering, processing, and compression. These charges totaled $242.9 million for year to date 2026, consistent with $242.7 million for year to date 2025.

Depreciation, Depletion, Amortization and Accretion. DD&A totaled $1.96 billion for year to date 2026, consistent with $1.94 billion for year to date 2025. The following table shows the components of our DD&A on a unit of sales basis for the periods presented.

	Nine months ended September 30,
$/Boe	2026	2025
Crude oil and natural gas properties	$15.21	$15.09
Other equipment	0.71	0.56
Asset retirement obligation accretion	0.18	0.15
Depreciation, depletion, amortization and accretion	$16.10	$15.80

General and Administrative Expenses. Total G&A expenses increased $140.9 million to $328.0 million for year to date 2026 compared to $187.1 million for year to date 2025. Such expenses include charges for incentive compensation awards of $96.5 million and $54.9 million for the year to date periods of 2026 and 2025, respectively, the increase of which was driven by an upward remeasurement of outstanding award liabilities resulting from an increase in the value of the Company between periods. G&A expenses other than incentive compensation awards totaled $231.5 million for year to date 2026 compared to $132.2 million for year to date 2025. This increase was driven by the nonrecurring legal settlement costs described in Notes to Unaudited Condensed Consolidated Financial Statements–Note 8. Commitments and Contingencies, an annual increase in employee-related costs and benefits, higher transaction costs including our expansion into international jurisdictions, software enhancements, and lower overhead and cost recoveries from joint interest owners due to a decrease in drilling and completion spending compared to the prior period. The following table shows the components of G&A expenses on a unit of sales basis for the periods presented. The per-unit G&A rate recognized for year to date 2026 is not expected to continue and future periods are expected to be more in line with our historical averages.

	Nine months ended September 30,
$/Boe	2026	2025
General and administrative expenses excluding incentive compensation	$1.90	$1.07
Long-term incentive compensation awards	0.80	0.45
Total general and administrative expenses	$2.70	$1.52

Income Taxes. For the nine months ended September 30, 2026 and 2025 we provided for income taxes on our domestic pre-tax income at a combined federal and state tax rate of 23.5%. We recorded income tax provisions of $161.9 million and $470.0 million for the year to date periods of 2026 and 2025, respectively, which resulted in effective tax rates of 18.7% and 22.4%, respectively, after taking into account the application of statutory tax rates, permanent taxable differences, estimated tax credits, and other items. The decrease in our effective tax rate for year to date 2026 was due in part to various discrete income tax benefits totaling $14.9 million recognized in the third quarter upon the filing of our 2025 federal income tax return.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows generated from operating activities, financing provided by our credit facility, and the issuance of debt securities. Additionally, asset dispositions and joint development arrangements have provided a source of cash flow for use in reducing debt and enhancing liquidity.

At September 30, 2026, we had $1.8 billion of borrowing availability with no outstanding borrowings under our credit facility, along with $415.9 million of cash on hand. Our credit facility, which is unsecured and has no borrowing base subject to redetermination, does not mature until October 2029. We have the option to extend the October 2029 maturity date by up to two additional one-year periods subject to lender consent.

The Company anticipates using its current cash reserves coupled with credit facility borrowings to repay its $800 million of senior notes maturing on November 15, 2026.

Based on our planned capital spending, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our credit facility and senior note indentures. Further, based on current market indications, we expect to meet our contractual cash commitments to third parties as of September 30, 2026, including those subsequently described under the heading Future Capital Requirements, recognizing we may be required to meet such commitments even if our business plan assumptions were to change. We monitor our capital spending closely based on actual and projected cash flows and have the ability to reduce spending or dispose of assets if needed to preserve liquidity and financial flexibility to fund our operations.

Cash Flows

Cash flows from operating activities

Net cash provided by operating activities decreased $52 million, or 1%, to $3.63 billion for year to date 2026 compared to $3.68 billion for year to date 2025. This change resulted from an $849 million increase in crude oil, natural gas, and NGL revenues and a $189 million decrease in cash payments for income taxes, fully offset by reductions in cash flows from an $812 million increase in realized cash losses on matured commodity derivatives and the previously described increases in operating expenses.

Cash flows from investing activities

Net cash used in investing activities totaled $4.57 billion for year to date 2026 compared to $2.56 billion for year to date 2025. Our investing cash flows for year to date 2026 include $2.84 billion of acquisitions as discussed in Notes to Unaudited Condensed Consolidated Financial Statements–Note 11. Property Acquisitions. We had no significant acquisitions for year to date 2025. For full year 2026 our capital expenditures budget excluding acquisitions is approximately $2.8 billion compared to $3.1 billion of non-acquisition capital spending in full year 2025.

Cash flows from financing activities

Net cash used in financing activities for year to date 2026 totaled $18.2 million representing net distributions to noncontrolling interests. Net cash used in financing activities for year to date 2025 totaled $52.3 million primarily consisting of $35.2 million of net repayments on outstanding debt and $16.3 million of net distributions to noncontrolling interests.

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

We were in compliance with our credit facility covenants at September 30, 2026 and expect to maintain compliance. At September 30, 2026, our consolidated net debt to total capitalization ratio was 0.22. We do not believe the credit facility covenants are reasonably likely to limit our ability to undertake additional debt financing if needed to support our business.

Future Capital Requirements

Our material future cash requirements are summarized below. Based on current market indications, we expect to meet our contractual cash commitments to third parties as of September 30, 2026, recognizing we may be required to meet such commitments even if our business plan assumptions were to change.

Senior notes

Our debt includes outstanding senior note obligations totaling $4.8 billion at September 30, 2026, exclusive of interest payment obligations thereon. Our senior notes are not subject to any mandatory redemption or sinking fund requirements. Our $800 million of 2026 Notes mature on November 15, 2026. We expect to fully redeem our 2026 Notes by the maturity date using a combination of available cash on hand and credit facility borrowing capacity. For further information on the face values, maturity dates, semi-annual interest payment dates, optional redemption periods and covenant restrictions related to our senior notes, refer to Note 7. Debt in Notes to Unaudited Condensed Consolidated Financial Statements.

We were in compliance with our senior note covenants at September 30, 2026 and expect to maintain compliance. We do not believe the senior note covenants will materially limit our ability to undertake additional debt financing. Downgrades or other negative rating actions with respect to the credit ratings assigned to our senior unsecured debt do not trigger additional senior note covenants.

Credit facility borrowings

As of October 30, 2026 we continued to have no outstanding borrowings on our credit facility. However, we do expect to incur temporary credit facility borrowings to fund a portion of the redemption of our 2026 Notes on November 15, 2026.

Transportation, gathering, and processing commitments

We have entered into transportation, gathering, and processing commitments to guarantee capacity on crude oil and natural gas pipelines and natural gas processing facilities that require us to pay per-unit charges regardless of the amount of capacity used. Future commitments remaining as of September 30, 2026 under the arrangements amount to approximately $1.3 billion. See Note 8. Commitments and Contingencies in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Capital expenditures

For 2026, our capital expenditures excluding acquisitions are forecasted to be approximately $2.8 billion. For the nine months ended September 30, 2026, we invested $1.88 billion in our capital program excluding $2.84 billion of unbudgeted acquisitions that are further discussed in Notes to Unaudited Condensed Consolidated Financial Statements–Note 11. Property Acquisitions.

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

Stock redemption agreement

See Note 8. Commitments and Contingencies—Stock Redemption Agreement in Notes to Unaudited Condensed Consolidated Financial Statements.

Equity investment

See Note 10. Equity Investment in Notes to Unaudited Condensed Consolidated Financial Statements for discussion of a power plant joint venture entered into by the Company in March 2026 and related promissory note, capital commitments, and guarantees associated with the venture.

International Opportunities

In August 2026, Continental signed a non-binding Heads of Agreement ("HOA") outlining a proposed transaction under which Continental would acquire a 50% interest in Phoenix Global Resources, a portfolio company of Mercuria Energy Group, contribute its operated interest in the Los Toldos II Oeste block, and form a 50/50 joint venture focused on the continued development and expansion of the venture's combined oil and gas assets in Argentina's Vaca Muerta shale play. If the transaction is consummated, Continental's 50% net share of the venture's potential capital deployment could total more than $2 billion over the next five years, subject to final determination of capital plans. It is anticipated the venture will fund its capital needs using internally generated cash flows and third party debt financing that is expected to be non-recourse to Continental. The HOA reflects the parties' current intentions regarding the proposed transaction. Completion of the transaction is subject to the negotiation and execution of definitive agreements, satisfaction of applicable closing conditions, and receipt of any required regulatory approvals.

In September 2026, Continental signed a non-binding Memorandum of Understanding with Petróleos de Venezuela, S.A. to operate and develop the Ayacucho 2 Block in Venezuela's Orinoco Oil Belt. The parties are in the process of negotiating definitive documents outlining the terms and conditions that would apply to Continental's operation of the block.

No assurance can be given that the transactions noted above will occur. We plan to continue evaluating additional opportunities in Argentina, Venezuela, the United States, and elsewhere.

Derivative Instruments

The fair value of our crude oil and natural gas derivative instruments at September 30, 2026 was a net liability of $578.3 million. See Note 5. Derivative Instruments in Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of our hedging activities, including a summary of derivative contracts in place as of September 30, 2026. The estimated fair value of our derivatives is highly sensitive to market price volatility and therefore subject to significant fluctuations from period to period. See Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk for information on how hypothetical changes in commodity prices would impact the fair value of our crude oil and natural gas derivatives as of September 30, 2026.

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

Commodity Price Risk. Our primary market risk exposure is in the prices we receive from sales of crude oil, natural gas, and natural gas liquids. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas and natural gas liquids production. Commodity prices have been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including differences between product prices at sales points and the applicable index prices. Based on our average daily production for the nine months ended September 30, 2026, and excluding the effect of derivative instruments in place, our annual revenue would increase or decrease by approximately $823 million for each $10.00 per barrel change in crude oil prices at September 30, 2026 and $486 million for each $1.00 per Mcf change in natural gas prices at September 30, 2026.

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

The fair value of our crude oil and natural gas derivative instruments at September 30, 2026 was a net liability of $578.3 million, which is comprised of a $230.5 million net asset associated with our natural gas derivatives offset by a $808.8 million net liability associated with our crude oil derivatives. The following table shows how a hypothetical +/- 10% change in the underlying forward prices used to calculate the fair value of such derivatives would impact the fair value estimates as of September 30, 2026.

		Hypothetical Fair Value
In thousands	Change in Forward Price	Asset (Liability)
Crude Oil	-10%	$(368,881)
Crude Oil	+10%	$(1,251,212)
Natural Gas	-10%	$366,200
Natural Gas	+10%	$94,906

Changes in the fair value of our crude oil and natural gas derivatives from the above price sensitivities would produce a corresponding change in our total revenues.

Credit Risk. We monitor our risk of loss due to non-performance by counterparties of their contractual obligations. Our principal exposure to credit risk is through the sale of our production, which we market to energy marketing companies, crude oil refining companies, and natural gas gathering and processing companies ($1.4 billion in receivables at September 30, 2026), and our joint interest and other receivables ($491.7 million at September 30, 2026).

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

Joint interest receivables arise from billing the individuals and entities who own a partial interest in the wells we operate. These individuals and entities participate in our wells primarily based on their ownership in leases included in units on which we wish to drill. We can do very little to choose who participates in our wells. In order to minimize our exposure to this credit risk we generally request prepayment of drilling costs where it is allowed by contract or state law. For such prepayments, a liability is recorded and subsequently reduced as the associated work is performed. This liability was $77.8 million at September 30, 2026, which will be used to offset future capital costs when billed. In this manner, we reduce credit risk. We may have the right to place a lien on a co-owner's interest in the well, to net production proceeds against amounts owed in order to secure payment or, if necessary, foreclose on the interest. Historically, our credit losses on joint interest receivables have been immaterial.

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

We had no variable rate borrowings outstanding on our credit facility at October 30, 2026.

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

Foreign Currency Exchange Risk. We are exposed to foreign currency exchange risk associated with our international operations. We currently have no foreign currency derivative instruments in place to manage foreign currency risk. However, we may enter into such instruments in the future as our international operations increase in size and scope.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of September 30, 2026 to ensure information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2026, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CONTINENTAL RESOURCES, INC.

Date:	October 30, 2026	By:	/s/ John D. Hart
John D. Hart
Chief Financial Officer and Executive Vice President of Strategic Planning (Duly Authorized Officer and Principal Financial Officer)